Form 10-Q
period 2007-06-29
Tyco Electronics Ltd.
filed 2007-08-13
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification Number)

Second Floor, 96 Pitts Bay Road, Pembroke HM 08, Bermuda
(Address of Registrant's principal executive offices)

441-294-0607
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

        Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The number of common shares outstanding as of August 8, 2007 was 497,193,438.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions, except per share data)
Net sales	$3,412	$3,206	$9,841	$9,052
Cost of sales	2,550	2,361	7,304	6,620

Gross income	862	845	2,537	2,432
Selling, general, and administrative expenses	426	384	1,263	1,130
Allocated class action settlement costs, net	891	—	891	—
Separation costs	25	—	25	—
Restructuring and other charges, net	28	2	48	12

(Loss) income from operations	(508)	459	310	1,290
Interest income	11	9	40	34
Interest expense	(57)	(60)	(175)	(196)
Other expense, net	(232)	—	(232)	—

(Loss) income from continuing operations before income taxes and minority interest	(786)	408	(57)	1,128
Income taxes	(146)	(102)	(348)	(261)
Minority interest	(1)	(1)	(3)	(3)

(Loss) income from continuing operations	(933)	305	(408)	864
Loss from discontinued operations, net of income taxes	(435)	(7)	(402)	(32)

(Loss) income before cumulative effect of accounting change	(1,368)	298	(810)	832
Cumulative effect of accounting change, net of income taxes	—	—	—	(8)

Net (loss) income	$(1,368)	$298	$(810)	$824

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(1.88)	$0.61	$(0.82)	$1.74
Loss from discontinued operations	(0.87)	(0.01)	(0.81)	(0.06)

(Loss) income before cumulative effect of accounting change	(2.75)	0.60	(1.63)	1.68
Cumulative effect of accounting change	—	—	—	(0.02)

Net (loss) income	$(2.75)	$0.60	$(1.63)	$1.66

Weighted-average number of shares outstanding:
Basic and diluted	497	497	497	497

        See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

	June 29, 2007	September 29, 2006
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$750	$469
Accounts receivable, net of allowance for doubtful accounts of $61 and $59, respectively	2,565	2,434
Inventories	2,070	1,850
Class action settlement escrow	921	—
Class action settlement receivable	2,051	—
Prepaid expenses and other current assets	550	447
Deferred income taxes	370	368
Assets held for sale	227	982

Total current assets	9,504	6,550
Property, plant, and equipment, net	3,429	3,076
Goodwill	7,161	7,135
Intangible assets, net	558	576
Deferred income taxes	1,465	1,501
Other assets	948	253

Total Assets	$23,065	$19,091

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt, including amounts due to Tyco International Ltd. and affiliates of $285 at September 29, 2006	$2,886	$291
Accounts payable	1,310	1,251
Class action settlement liability	2,972	—
Accrued and other current liabilities	1,144	1,307
Deferred revenue	217	155
Liabilities held for sale	165	145

Total current liabilities	8,694	3,149
Long-term debt, including amounts due to Tyco International Ltd. and affiliates of $3,225 at September 29, 2006	825	3,371
Long-term pension and postretirement liabilities	559	491
Deferred income taxes	391	380
Other liabilities	1,649	524

Total Liabilities	12,118	7,915

Commitments and contingencies (Note 11)
Minority interest	16	16
Shareholders' Equity:
Common shares, $0.20 par value, 1,000,000,000 authorized; 496,869,055 issued and outstanding at June 29, 2007	99	—
Contributed surplus	9,949	—
Parent company investment	—	10,490
Accumulated other comprehensive income	883	670

Total Shareholders' Equity	10,931	11,160

Total Liabilities and Shareholders' Equity	$23,065	$19,091

        See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	June 29, 2007	June 30, 2006
	(in millions)
Cash Flows From Operating Activities:
Net (loss) income	$(810)	$824
Loss from discontinued operations, net of income taxes	402	32
Cumulative effect of accounting change, net of income taxes	—	8

(Loss) income from continuing operations	(408)	864
Adjustments to reconcile net cash provided by operating activities:
Allocated class action settlement costs, net	891	—
Depreciation and amortization	397	357
Deferred income taxes	121	12
Provision for losses on accounts receivable and inventory	68	54
Loss on retirement of debt	232	—
Other	17	3
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(82)	(129)
Inventories	(223)	(304)
Other current assets	18	(68)
Accounts payable	37	255
Accrued and other liabilities	(23)	31
Income tax advance payment	(163)	—
Deferred revenue	56	(9)
Long-term pension and postretirement liabilities	3	28
Other	(58)	(19)

Net cash provided by operating activities	883	1,075
Net cash (used in) provided by discontinued operating activities	(1)	12

Cash Flows From Investing Activities:
Capital expenditures	(747)	(399)
Proceeds from sale of property, plant, and equipment	37	10
Class action settlement escrow	(921)	—
Acquisition of businesses, net of cash acquired	—	(23)
Divestiture of businesses, net of cash retained by businesses sold	227	—
Other	11	15

Net cash used in investing activities	(1,393)	(397)
Net cash used in discontinued investing activities	(4)	(90)

Cash Flows From Financing Activities:
Change in short-term debt, net	2	(3)
Debt proceeds	3,631	—
Allocated debt activity	(3,743)	(778)
Repayment of long-term debt	(74)	(113)
Change in parent company investment	1,139	294
Transfers from discontinued operations	(181)	—
Minority interest distributions paid	(5)	(9)

Net cash provided by (used in) financing activities	769	(609)
Net cash provided by discontinued financing activities	11	83

Effect of currency translation on cash	22	4
Net increase in cash and cash equivalents	287	78
Less: net increase in cash related to discontinued operations	(6)	(5)
Cash and cash equivalents at beginning of period	469	280

Cash and cash equivalents at end of period	$750	$353

        See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED

FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation and Summary of Significant Accounting Policies

  The Separation

        Effective June 29, 2007, Tyco Electronics Ltd. ("Tyco Electronics" or "the Company"), a company organized under the laws of Bermuda, became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International" or "Parent"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

  Basis of Presentation

        The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded company as of June 29, 2007 and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., prior to June 29, 2007. Certain subsidiaries have disposed of, or have approved plans to dispose of, some of their previously owned operations. Where appropriate, these operations have been reflected as discontinued operations in the Consolidated and Combined Financial Statements presented herein.

        The unaudited Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period. These financial statements should be read in conjunction with the Company's audited Annual Combined Financial Statements included in the Information Statement (Exhibit 99.1) included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 8, 2007.

        The Consolidated and Combined Financial Statements for periods prior to and including June 29, 2007 may not be indicative of future performance and do not necessarily reflect what the Company's combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented, including changes in the Company's capitalization as a result of the Separation from Tyco International. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Consolidated and Combined Financial Statements. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated by Tyco International to the Company. Management believes such allocations are reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented. Refer to Note 12 for further information regarding allocated expenses. Following the Separation from Tyco International, the Company will perform these functions.

        The Consolidated and Combined Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and note disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Annual Combined Financial Statements included in the Information Statement (Exhibit 99.1) included in the Company's Current Report on Form 8-K filed with the SEC on June 8, 2007.

        Unless otherwise indicated, references in the Consolidated and Combined Financial Statements to fiscal 2007 and fiscal 2006 are to the Company's fiscal years ending September 28, 2007 and September 29, 2006, respectively.

  Cumulative Effect of Accounting Change

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement 143," during fiscal 2006. FIN 47 clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires that conditional asset retirement obligations, along with the associated capitalized asset retirement costs, be initially reported at their fair values. Upon adoption, the Company recognized a liability of $16 million for asset retirement obligations and an increase of $4 million in the carrying amount of the related assets. The initial recognition resulted in a cumulative effect of accounting change of $8 million after-tax, $12 million pre-tax, reflecting the accumulated depreciation and accretion that would have been recognized in prior periods had the provisions of FIN 47 been in effect at the time.

  Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company currently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions will become effective in fiscal 2009. The Company is currently assessing the impact of SFAS No. 158 on its Consolidated Financial Statements. Based on the funded status of its defined benefit and other postretirement plans as of September 29, 2006, the Company estimates that it would recognize an additional $219 million net liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on estimates and assumptions, including the discount rate selected, future compensation levels, and performance of plan assets. Changes in any such estimate or assumption could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations or financial position.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently assessing the impact that FIN 48 will have on the results of its operations or financial position.

2.    Separation Costs

        In connection with the Separation, the Company incurred costs of $25 million in the third quarter of fiscal 2007, primarily related to employee costs, including $11 million of non-cash compensation expense related to the conversion of share option awards. See Note 16 for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards.

3.    Restructuring and Other Charges, Net

        Charges (credits) to operations by segment during the quarters and nine months ended June 29, 2007 and June 30, 2006 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Electronic Components	$18	$—	$34	$8
Network Solutions	4	—	4	8
Wireless Systems	4	—	7	2
Undersea Telecommunications	2	2	3	(4)

	$28	$2	$48	$14

        Amounts recognized in the Combined Statements of Operations during the quarters and nine months ended June 29, 2007 and June 30, 2006 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Restructuring and other charges, net:
Cash charges	$23	$2	$41	$11
Non-cash charges	5	—	7	1

Total restructuring and other charges, net	28	2	48	12
Cost of sales	—	—	—	2

	$28	$2	$48	$14

        The Company plans to continue to rationalize its global manufacturing footprint, by migrating facilities and product lines from high-cost to low-cost countries and by consolidating within countries. In connection with these actions, the Company expects to incur restructuring charges of approximately $90 to $100 million in fiscal 2007.

Cash Charges

        Activity in the Company's restructuring reserves during the first nine months of fiscal 2007 is summarized as follows:

	Balance at September 29, 2006	Charges	Utilization	Reclass/ Transfers(1)	Currency Translation	Balance at June 29, 2007
	(in millions)
Fiscal 2007 Actions:
Employee severance	$—	$36	$(2)	$—	$—	$34
Facilities exit costs	—	1	(1)	1	—	1

Total	—	37	(3)	1	—	35

Fiscal 2006 Actions:
Employee severance	3	—	(3)	—	—	—
Facilities exit costs	2	—	—	—	—	2

Total	5	—	(3)	—	—	2

Pre-Fiscal 2006 Actions:
Facilities exit costs	66	4	(11)	7	2	68

Total Activity	$71	$41	$(17)	$8	$2	$105

(1)
In the first quarter of fiscal 2007, the Printed Circuit Group business was sold and $8 million of restructuring liabilities were retained by the Company. See Note 4.

  Fiscal 2007 Actions

        The Company initiated restructuring programs during fiscal 2007 relating to the exit of manufacturing operations and the migration of product lines in the Electronic Components and Network Solutions segments and the rationalization of certain product lines in the Wireless Systems segment. In connection with these actions, during the first nine months of fiscal 2007, the Company recorded restructuring charges of $37 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $15 million relating to these initiated actions by completion.

  Fiscal 2006 and Prior Actions

        During the first nine months of fiscal 2007, the Company recorded restructuring charges of $4 million related to interest accretion on restructuring reserves for activities announced in prior fiscal years.

        During the first nine months of fiscal 2006, the Company recorded restructuring charges of $12 million primarily related to severance and benefits. Also, the Company completed restructuring activities announced in prior years for amounts less than originally anticipated and accordingly reversed $1 million of restructuring reserves during the first nine months of fiscal 2006.

Non-Cash Charges

        During the first nine months of fiscal 2007, the Company recorded non-cash charges of $7 million related to fixed assets in connection with exited manufacturing operations.

        During the first nine months of fiscal 2006, the Company recorded non-cash charges of $3 million, including $2 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment are as follows:

	June 29, 2007	September 29, 2006
	(in millions)
Electronic Components	$30	$1
Network Solutions	4	3
Wireless Systems	5	3
Undersea Telecommunications	66	64

Restructuring reserves	$105	$71

        Restructuring reserves were included in the Company's Consolidated and Combined Balance Sheets as follows:

	June 29, 2007	September 29, 2006
	(in millions)
Accrued and other current liabilities	$53	$16
Other liabilities	52	55

Restructuring reserves	$105	$71

4.    Discontinued Operations

        On June 7, 2007, the board of directors of Tyco International authorized the divestiture of the Company's Power Systems business and delegated to the chief executive officer of Tyco Electronics the authority to determine whether to proceed with the divestiture of the Power Systems business. Subsequent to the Separation, the Tyco Electronics' board of directors re-authorized the divestiture. As a result, the Company assessed Power Systems' assets for impairment under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," using a probability-weighted set of expected cash flows from the eventual disposition. The Company determined that the book value of the Power Systems business exceeded its estimated fair value and recorded a $585 million pre-tax, $435 million after-tax, impairment charge in the third quarter of fiscal 2007 in loss from discontinued operations, net of income taxes on the Combined Statements of Operations.

        During fiscal 2006, the Company entered into a definitive agreement to divest the Printed Circuit Group business. During the first quarter of fiscal 2007, the Company consummated the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification as held for sale, both the Power Systems and Printed Circuit Group business were components of the Other segment, which has been renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax loss from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes during the quarters and nine months ended June 29, 2007 and June 30, 2006:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Net sales	$110	$239	$373	$697

Pre-tax loss from discontinued operations	(597)	(5)	(628)	(31)
Pre-tax gain on sale of discontinued operations	—	—	45	—
Income taxes	162	(2)	181	(1)

Loss from discontinued operations, net of income taxes	$(435)	$(7)	$(402)	$(32)

        The following table presents balance sheet information for discontinued operations and other businesses and assets held for sale:

	June 29, 2007	September 29, 2006
	(in millions)
Accounts receivable, net	$88	$188
Inventories	122	174
Intangible assets, net	—	452
Property, plant, and equipment, net	—	164
Other assets	17	4

Total assets	$227	$982

Accounts payable	$43	$87
Accrued and other current liabilities	21	48
Other liabilities	101	10

Total liabilities	$165	$145

        The Company paid cash related to holdback and earn-out liabilities of approximately $82 million during the first nine months of fiscal 2006 relating to certain prior period acquisitions. The total cash paid was reported in discontinued operations as it related to the Printed Circuit Group business.

5.    Inventories

        Inventories consist of the following:

	June 29, 2007	September 29, 2006
	(in millions)
Raw materials	$356	$306
Work in progress	795	675
Finished goods	919	869

Inventories	$2,070	$1,850

6.    Goodwill

        The changes in the carrying amount of goodwill by segment are as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 29, 2006	$5,973	$843	$319	$7,135
Purchase accounting adjustments	(1)	1	—	—
Currency translation	22	4	—	26

Balance at June 29, 2007	$5,994	$848	$319	$7,161

7.    Intangible Assets, Net

        The Company's intangible assets are as follows:

	June 29, 2007				September 29, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Amortizable:
Intellectual property	$847	$(301)	$546	23 years	$835	$(270)	$565	23 years
Other	14	(3)	11	50 years	12	(2)	10	50 years

Total amortizable	$861	$(304)	$557	24 years	$847	(272)	$575	24 years
Non-amortizable	1	—	1		1	—	1

Intangible assets	$862	$(304)	$558		$848	$(272)	$576

        Intangible asset amortization expense for the quarters ended June 29, 2007 and June 30, 2006 was $9 million. For the nine months ended June 29, 2007 and June 30, 2006 intangible asset amortization expense was $28 million and $27 million, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2007	$10
Fiscal 2008	39
Fiscal 2009	38
Fiscal 2010	38
Fiscal 2011	38
Fiscal 2012	36
Thereafter	358

$557

8.    Debt

        Debt is as follows:

	June 29, 2007	September 29, 2006
	(in millions)
Unsecured senior bridge loan facility	$2,882	$—
Unsecured senior revolving credit facility	749	—
Due to Tyco International Ltd. and affiliates	—	3,510
7.2% notes due 2008	19	86
Other	61	66

Total debt	3,711	3,662
Less current portion(1)	2,886	291

Long-term debt	$825	$3,371

(1)
The current portion of long-term debt at June 29, 2007 was comprised of the $2,882 million unsecured bridge loan facility and $4 million of the amount shown as other. At September 29, 2006, the current portion of long-term debt was comprised of $285 million due to Tyco International Ltd. and affiliates and $6 million of the amount shown as other.

        In April 2007, the Company entered into a $2,800 million unsecured senior bridge loan facility. The bridge facility will mature no later than April 23, 2008. Borrowings under the bridge facility bear interest, at the Company's option, at a base rate or the London interbank offered rate ("LIBOR") plus a margin dependent on the Company's credit ratings and the amount drawn under the facility. The Company is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if the Company issues debt or equity. At the end of May 2007, the Company increased the amount of this facility by $775 million by adding tranche B to the facility. Tranche B matures no later than December 31, 2007.

        Additionally, in April 2007, the Company entered into a five-year unsecured senior revolving credit facility. The commitments under the credit facility are $1,500 million. Interest and fees under the revolving credit facility are substantially the same as under the bridge loan facility. The revolving credit facility will be used for working capital, capital expenditures, and other corporate purposes.

        Borrowings under the unsecured bridge loan facility of $2,882 million were used to fund a portion of Tyco International's debt tender offers, to repay a portion of Tyco International's existing bank credit facilities, and to fund the Company's portion of Tyco International's class action settlement. See Note 11 for further information regarding the class action settlement.

        In June 2007, the Company borrowed $749 million under the five-year unsecured senior revolving credit facility, most of which was used to pay down tranche B of its unsecured bridge loan facility. Amounts outstanding under the revolving credit facility bore interest at a rate of 5.67% at June 29, 2007. As of June 29, 2007, the Company had $2,800 million of indebtedness outstanding under tranche A of the bridge facility and $82 million of indebtedness outstanding under tranche B. Amounts outstanding under tranche A bore interest at the rate of 5.72% and amounts under tranche B bore interest at the rate of 5.67% at June 29, 2007.

        During the third quarter of fiscal 2007, Tyco International and certain of its subsidiaries that are issuers of its corporate debt conducted tender offers to purchase for cash substantially all of their outstanding U.S. dollar denominated public debt. The Company's 7.2% notes due 2008 amounting to $86 million were subject to these tender offers. Approximately $67 million, or 78%, of the notes were tendered and extinguished.

        The Company is currently in compliance with the covenants of the unsecured senior bridge loan facility and the five-year unsecured senior revolving credit facility.

        Tyco International's consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company at September 29, 2006 based on the historical funding requirements of the Company using historical data. The allocated debt amounts, presented as "Due to Tyco International Ltd. and affiliates," were classified on the Combined Balance Sheet at September 29, 2006 based on the maturities of Tyco International's underlying debt.

        For the quarters ended June 29, 2007 and June 30, 2006, Tyco International has allocated to the Company interest expense of $39 million and $57 million, respectively, and interest income of $4 million and $6 million, respectively. For the nine months ended June 29, 2007 and June 30, 2006, interest expense of $150 million and $177 million, respectively, and interest income of $20 million and $25 million, respectively, had been allocated to the Company by Tyco International. Net interest expense was allocated in the same proportions as debt through June 1, 2007.

        In addition, Tyco International has allocated to the Company loss on retirement of debt in the amount of $232 million for both the quarter and the nine months ended June 29, 2007, which is included in other expense, net in the Combined Statements of Operations. The method utilized to allocate loss on retirement of debt is consistent with the allocation of debt and net interest expense as described above.

        Management believes the allocation basis for debt, net interest expense, and loss on retirement of debt is reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had the Company been operating as an independent, publicly-traded company for the periods presented.

        The aggregate amounts of total debt maturing during the next five fiscal years and thereafter are as follows:

(in millions)
Remainder of fiscal 2007	$4
Fiscal 2008	2,882
Fiscal 2009	20
Fiscal 2010	1
Fiscal 2011	1
Fiscal 2012	753
Thereafter	50

$3,711

        Certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $251 million, of which $243 million was undrawn and available at June 29, 2007. These facilities, most of which are renewable, expire at various dates through the year 2013 and are established primarily within the Company's international operations.

9.    Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of all liabilities settled by the Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation.

        The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the measurement and disclosure of a guarantor's obligation to pay a debt incurred by a third party. To value the initial obligation under FIN 45, the Company has considered a range of probability-weighted future cash flows that represent the likelihood of payment of each class of liability by each of the three post-Separation companies. The future cash flows incorporate interest and penalties that the companies believe will be incurred on each class of liabilities and are discounted to the present value to reflect the value associated with each as of June 29, 2007. The FIN 45 calculation includes a premium that reflects the cost for an insurance carrier to stand in and assume the payment obligation. Because the future cash flows include a consideration of all tax positions, both asserted and unasserted, the FIN 45 fair value is reduced by the Company's accrual of 31% of all asserted tax liabilities on the books of Tyco International and Covidien.

        Based on the probability-weighted future cash flows related to the unresolved tax matters, the Company, under the Tax Sharing Agreement, faces a maximum potential liability of $3 billion, based on undiscounted estimates and interest and penalties used to determine the fair value of the FIN 45 guarantee and an assumption of 100% default on the parts of Tyco International and Covidien, a likelihood that management believes to be remote. In the event that the Company is required, due to bankruptcy or other business interruption on the part of Tyco International or Covidien, to pay more than the contractually determined 31%, the Company retains the right to seek payment from the effected entity.

        The discounted probability-weighted cash flows and risk premium resulted in a fair value of the FIN 45 liability of $338 million. The Company has previously recorded a liability of $240 million that represents the asserted liabilities under SFAS No. 5, "Accounting for Contingencies," that either Tyco International or Covidien have determined to be probable and estimable. As a result of recording the SFAS No. 5 liability, the Company's net FIN 45 liability is $98 million. To the extent such recorded liabilities are not adequate to cover the ultimate payment amounts, such excess will be reflected as an expense in future periods.

        Concurrent to the Separation, the Company assumed $930 million of contingent tax liabilities from Tyco International which is recorded in other liabilities on the Consolidated and Combined Balance Sheet. Under the Tax Sharing Agreement, these liabilities, coupled with pre-existing tax liabilities, resulted in the Company recording a receivable of $675 million from Tyco International and Covidien to reflect that 69% indemnification granted by each, which is recorded in other assets on the Consolidated and Combined Balance Sheet.

        In disposing of assets or businesses, the Company often provides representations, warranties, and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        The Company has recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 for a discussion of these liabilities.

        At September 29, 2006, the Company had a $54 million obligation under an off-balance sheet leasing arrangement for five cable-laying sea vessels which was recorded in the accompanying Combined Balance Sheet based on the estimated fair value of the vessels. Upon expiration of this lease in October 2006, the Company exercised its option to buy these vessels for $280 million and, accordingly, the residual guarantee was settled.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations, or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and nine months ended June 29, 2007 and June 30, 2006 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Balance at beginning of period	$22	$30	$27	$38
Warranties issued	2	—	3	2
Warranty expirations and changes in estimate	—	(1)	(4)	(8)
Settlements	(1)	(1)	(3)	(4)

Balance at end of period	$23	$28	$23	$28

10.    Retirement Plans

        Effective January 1, 2007, Tyco International legally separated a co-mingled pension plan which contained participants of both the Company and Covidien. As a result, the Company re-measured the assets and projected benefit obligation of the separated pension plan based on the Employee Retirement Income Security Act ("ERISA") section 4044 methodology. The re-measurement resulted in an increase of $20 million to deferred income tax assets, an increase of $54 million to long-term pension and postretirement liabilities, and a decrease of $34 million to the minimum pension liability, a component of shareholders' equity. The re-measurement resulted in $54 million of plan assets contributed by the Company to the co-mingled plan being transferred to Covidien's separated pension plan.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended June 29, 2007 and June 30, 2006 is as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Service cost	$2	$1	$15	$15	$—	$—
Interest cost	3	13	17	15	(2)	1
Expected return on plan assets	(18)	(18)	(14)	(12)	—	—
Amortization of prior service cost	—	—	(1)	—	—	—
Amortization of net actuarial loss	3	4	5	6	—	—

Net periodic benefit cost	$(10)	$—	$22	$24	$(2)	$1

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the nine months ended June 29, 2007 and June 30, 2006 is as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Service cost	$4	$3	$44	$46	$—	$—
Interest cost	31	38	51	45	—	2
Expected return on plan assets	(55)	(54)	(44)	(38)	—	—
Amortization of prior service cost	—	—	(1)	—	—	—
Amortization of net actuarial loss	9	11	15	18	—	—

Net periodic benefit cost	$(11)	$(2)	$65	$71	$—	$2

        As previously discussed in the Annual Combined Financial Statements for the fiscal year ended September 29, 2006, the Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2007 of $2 million for U.S. plans and $57 million for non-U.S. plans. During the nine months ended June 29, 2007, the Company contributed $45 million to its U.S. and non-U.S. plans.

        As previously discussed in the Annual Combined Financial Statements for the fiscal year ended September 29, 2006, the Company expects to make contributions to its postretirement benefit plans of $5 million in fiscal 2007. During the nine months ended June 29, 2007, the Company contributed $5 million to its postretirement benefit plans.

11.    Commitments and Contingencies

        At June 29, 2007, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Consolidated Financial Statements as the amount of this contingency currently is not estimable.

        As a part of the Separation and Distribution Agreement entered into upon Separation, any existing or potential liabilities related to Tyco International's outstanding litigation were assigned to the Company if Tyco Electronics was specifically identified in the lawsuit. However, any existing or potential liabilities that could not be associated with Tyco Electronics were allocated appropriately and post-separation sharing agreements were established. See Part II. Item 1. Legal Proceedings for a description of Tyco International's various significant outstanding litigation proceedings. Tyco Electronics will be responsible for certain potential liabilities that may arise upon the settlement of the pending litigation based on the post-separation sharing agreement. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts.

  Class Action and Class Action Settlement

        As a result of actions taken by certain of Tyco International's former senior corporate management, Tyco International, some members of Tyco International's former senior corporate management, former members of Tyco International's board of directors, Tyco International's former General Counsels and former Chief Financial Officer, and Tyco International's current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. Tyco International, certain of its current and former employees, some members of its former senior corporate management, and some former members of its board of directors also are named as defendants in several ERISA class actions. In addition, some members of Tyco International's former senior corporate management are subject to a SEC inquiry. The findings and outcomes of the SEC inquiry may affect the course of the purported securities class actions and ERISA class actions pending against Tyco International. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International's insurance carriers may decline coverage, or Tyco International's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported class action lawsuits. The memorandum of understanding does not address all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA.

        Under the terms of the memorandum of understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class. The parties to the memorandum of understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The memorandum of understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the U.S. District Court for the District of New Hampshire granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

        Under the terms of the Separation and Distribution Agreement that was entered into in connection with the Separation, Tyco International, Covidien, and the Company are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the total settlement amount.

        In the third quarter of fiscal 2007, the Company was allocated a charge from Tyco International of $922 million, for which no tax benefit is available. In addition, the Company was allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $891 million has been recorded on the Combined Statements of Operations as allocated class action settlement costs, net. The portions allocated to the Company are consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon Separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. The Company recorded $921 million for its portion of the escrow. In addition, the Company recorded a $2,972 million liability and a $2,051 million receivable from Tyco International and Covidien for their portion of the liability. Borrowing under the unsecured senior bridge loan facility was used to fund the Company's portion of the payment to settle the liability.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco International, the Company's share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Investigations

        Tyco International and others have received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Service Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, Tyco Electronics share of such potential losses is also not estimable and may have a material adverse effect on its financial position, results of operations, or cash flows.

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. During 2005 and 2006, Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had and, after the separation, the Company will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and the Company in the course of the Company's ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco International and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

  Intellectual Property and Antitrust Litigation

        The Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. The Company has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

  Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 29, 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $10 million to $25 million. As of June 29, 2007, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and $12 million is included in other liabilities on the Consolidated Balance Sheets. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations, or cash flows.

  Income Taxes

        The Company and its subsidiaries' income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable and which relate specifically to the Tyco Electronics business have been recorded in the Company's Consolidated and Combined Financial Statements. In addition, the Company may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        In fiscal 2004, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements. These adjustments resulted in a $205 million net decrease in deferred income tax assets and a $205 million decrease in other liabilities in fiscal 2006. Such adjustments did not have a material impact on the Company's results of operations or cash flows.

        Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the roll forward through fiscal 2006 of the amendments for the 1997 to 2002 fiscal periods. When the Company's tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations, or cash flows.

        During the third quarter of fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International's previously filed tax return positions, all of which Tyco International expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during the quarter ended June 29, 2007 with respect to its share of the proposed audit adjustments in the RARs.

        Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to Tyco International of $458 million, and during the third quarter of fiscal 2007, Tyco International paid $458 million. The Company's portion of this payment reduced other liabilities on the Consolidated Balance Sheet by $163 million. Currently, it is the Company's understanding that Tyco International will appeal other proposed tax audit adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current fiscal 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. Currently, it is the Company's understanding that Tyco International will vigorously oppose the assertion of any such penalties.

        In connection with the Separation, the Company entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company has entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of all liabilities settled by the Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation.

        Upon Separation, $930 million of Tyco International's contingent tax liabilities related to unresolved tax matters were transferred to the Company in accordance with the Tax Sharing Agreement. In addition, the Company recorded $675 million of other assets on the Consolidated Balance Sheet at June 29, 2007 relating to indemnifications made by Tyco International and Covidien under the Tax Sharing Agreement. The Company is primary obligor to the taxing authorities for $978 million of contingent tax liabilities.

        The Company's contractual obligation under the Tax Sharing Agreement is 31% of legacy Tyco International contingent tax liabilities, or $641 million. This net obligation is comprised of shared contingent tax liabilities of $978 million, adjusted for the contractual obligations among the parties to the Tax Sharing Agreement. These contractual obligations consist of a $675 million receivable from Tyco International and Covidien related to the Company's shared contingent tax liabilities, a $240 million liability applicable to Tyco International and Covidien contingent tax liabilities, and a $98 million liability under FIN 45 related to the estimated fair value of future indemnifications made under the Tax Sharing Agreement (see further discussion in Note 9). The actual amounts that the Company may be required to ultimately accrue or pay under this agreement could vary depending upon the outcome of the unresolved tax matters, which may not be resolved for several years. See Note 12 for additional information regarding the Company's responsibility for contingent tax liabilities.

  Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions, and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

12.    Related Party Transactions

  Trade Activity

        Accounts receivable includes $12 million and $14 million of receivables from Tyco International and its affiliates at June 29, 2007 and September 29, 2006, respectively. The Company sells certain of its products consisting primarily of connectors and cable assemblies to Tyco International and its affiliates, at prices which approximate fair value. Sales to Tyco International and its affiliates, which are included in net sales on the Combined Statements of Operations, were $20 million and $18 million during the quarters ended June 29, 2007 and June 30, 2006, respectively, and $60 million and $55 million during the nine months ended June 29, 2007 and June 30, 2006, respectively.

  Debt and Related Items

        The Company was allocated a portion of Tyco International's consolidated debt, net interest expense, and loss on retirement of debt. Note 8 provides further information regarding these allocations.

  Allocated Expenses

        In the third quarter of fiscal 2007, the Company was allocated a net charge from Tyco International of $891 million related to the class action settlement. See further discussion in Note 11.

        The Company was allocated general corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International's consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources, and risk management functions. The Company was allocated $45 million and $47 million during the quarters ended June 29, 2007 and June 30, 2006, respectively, and $152 million and $140 million during the nine months ended June 29, 2007 and June 30, 2006, respectively, of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses in the Combined Statements of Operations.

        As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from Tyco International are reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it had been operating as an independent, publicly-traded company. As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly-traded company during the periods presented.

  Separation and Distribution Agreement

        Upon Separation, the Company entered into a Separation and Distribution Agreement and other agreements with Tyco International and Covidien to effect the Separation and provide a framework for the Company's relationships with Tyco International and Covidien after the distribution of the Company's and Covidien's shares to Tyco International's shareholders (the "Distribution"). These agreements govern the relationships among Tyco International, Covidien, and the Company subsequent to the Separation and provide for the allocation to the Company and Covidien of certain of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Separation.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, the Company, Covidien, and Tyco International assumed 31%, 42%, and 27%, respectively, of certain of Tyco International's contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, Tyco Electronics may be obligated to pay amounts in excess of its agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

  Tax Sharing Agreement

        Upon Separation, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. The Company, Covidien, and Tyco International share 31%, 42%, and 27%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of all liabilities settled by the Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies relating to unresolved legacy tax matters. All costs and expenses associated with the management of these shared tax liabilities shall be shared equally among the parties. The Company will be responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien will be responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        All of the tax liabilities of Tyco International that were associated with Tyco International subsidiaries that are included in Tyco Electronics following the Separation became Tyco Electronics' tax liabilities upon Separation. Although Tyco Electronics has agreed to share certain tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, Tyco Electronics remains primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to Tyco Electronics under the Tax Sharing Agreement, Tyco Electronics would be liable for the entire amount of these liabilities.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, the Company could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, the Company may be obligated to pay amounts in excess of its agreed upon share of its, Tyco International's, and Covidien's tax liabilities.

13.    Shareholders' Equity

        For all periods prior to June 29, 2007, Tyco International's investment in the electronics businesses is shown as parent company investment in the Consolidated and Combined Financial Statements. On June 29, 2007, Tyco International completed a distribution of one share of Tyco Electronics Ltd. common stock for every four shares of Tyco International common stock. Following the Separation, the Company had 496.9 million common shares outstanding. After the Separation adjustments were recorded on June 29, 2007, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus. Net income subsequent to the Separation will be included in accumulated earnings.

        The following table sets forth the changes in the components of shareholders' equity:

	Common Stock				Accumulated Other Comprehensive Income
			Contributed Surplus	Parent Company Investment
	Shares	Amount				Total
	(in millions)
Balance at September 30, 2006	—	$—	$—	$10,490	$670	$11,160
Net loss	—	—	—	(810)	—	(810)
Currency translation	—	—	—	—	240	240
Unrealized loss on marketable, securities, net of income taxes	—	—	—	—	(1)	(1)
Minimum pension liability, net of income taxes	—	—	—	—	(26)	(26)
Net transfers from parent	—	—	—	851	—	851
Transfer of parent company investment to contributed surplus	—	—	10,531	(10,531)	—	—
Guarantees and shared tax liabilities to Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	(338)	—	—	(338)
Due from Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	675	—	—	675
Income tax liabilities assumed upon Separation	—	—	(930)	—	—	(930)
Issuance of common shares	497	99	—	—	—	99
Charge related to Tyco International equity award conversion	—	—	11	—	—	11

Balance at June 29, 2007	497	$99	$9,949	$—	$883	$10,931

  Preference Shares

        The Company has authorized 125,000,000 preference shares, par value of $0.20 per share, none of which were issued and outstanding at June 29, 2007 and September 29, 2006. Rights as to dividends, return of capital, redemption, conversion, voting, and otherwise with respect to the preference shares may be determined by the Company's board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preference shares then outstanding would be entitled to payment to them of the amount for which the preference shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

14.    Comprehensive (Loss) Income

        Comprehensive (loss) income consists of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions)
Net (loss) income	$(1,368)	$298	$(810)	$824
Currency translation	(18)	221	240	139
Unrealized loss on marketable securities, net of income taxes	—	—	(1)	(1)
Minimum pension liability, net of income taxes	8	—	(26)	—

Total comprehensive (loss) income	$(1,378)	$519	$(597)	$962

15.    (Loss) Earnings Per Share

        The computation of basic (loss) earnings per share is based on the Company's net (loss) income divided by the basic weighted-average number of common shares. On June 29, 2007, the Separation from Tyco International was completed in a tax-free distribution to the Company's shareholders of one share of Tyco Electronics Ltd. for every four shares of Tyco International common shares held on June 18, 2007. As a result, on June 29, 2007, the Company had 496.9 million common shares outstanding. The computation of diluted loss per share excludes non-vested restricted shares and stock options of 3.7 million for both the quarter and nine months ended June 29, 2007 as their effect would have been anti-dilutive. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation. Subsequent to the Separation, the Company granted a total of 3.1 million stock options and 1.8 million restricted stock units referred to as the Founders' Grant. See further discussion in Note 18.

16.    Share Plans

  Incentive Equity Awards Converted from Tyco International Awards

        Prior to the Separation, all employee equity awards were granted by Tyco International. At the time of Separation, substantially all of Tyco International's outstanding restricted share awards issued to

Company employees prior to September 29, 2006 were converted into restricted share awards of the Company at a ratio of one share of the Company for every four shares of Tyco International's common stock. The conversion of those pre-September 29, 2006 awards also resulted in the issuance of one restricted share award in Tyco International and Covidien. The conversion of pre-September 29, 2006 awards to executives and employees of Tyco International and Covidien resulted in the issuance of one Tyco Electronics Ltd. restricted share award for every four Tyco International awards that existed. The remaining restricted share and share option awards issued to Company employees converted into restricted share and share option awards of the Company based on a ratio of the Company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option awards granted prior to September 29, 2006 to Company employees who were identified as "Tyco International Corporate Employees" prior to Separation converted to share option awards in each of the three post-Separation companies based on ratios of the respective company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option award conversions were done in accordance with Sections 409A and 424 of the Code. Upon Separation, all performance conditions on outstanding performance share awards to Company employees were lifted and those awards converted to restricted share awards in the Company's stock only.

        Total share-based compensation cost, inclusive of the option modification costs described below, was $27 million and $15 million for the quarters ended June 29, 2007 and June 30, 2006, respectively, and $68 million and $49 million for the nine months ended June 29, 2007 and June 30, 2006, respectively. These amounts are included within selling, general, and administrative expenses in the Combined Statements of Operations.

  Stock Compensation Plans

        Prior to the Separation, the Company adopted the Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted stock, promissory stock, and other stock-based awards (collectively, "Awards"). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

  Share Options

        Options are granted to purchase common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options are generally exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant. The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        As a result of the Separation, 7,217,640 share option awards were issued to employees and executives of Tyco International and Covidien; no other options were granted during the three months ended June 29, 2007. A summary of the status of the Company's option awards upon completion of the conversion of existing Tyco International equity awards into Tyco Electronics equity awards on June 29, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 29, 2007	30,426,545	$43.20	5.17	$153
Exercisable at June 29, 2007	25,319,934	$44.81	4.50	$130

        The conversion of existing Tyco International share option awards into Tyco Electronics share option awards was considered a modification of an award in accordance with SFAS No. 123R, "Share Based Payment." As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards and, accordingly, the Company recorded non-cash compensation expense of $11 million for the three months ended June 29, 2007.

        The weighted-average assumptions used in the Black-Scholes option pricing model for modifications were as follows:

	Pre- Separation	Post- Separation
Expected stock price volatility	26%	30%
Risk free interest rate	4.89%	4.88%
Expected annual dividend per share	$0.40	$0.56
Expected life of options (years)	2.5	2.5

  Restricted Share Awards

        Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. All restrictions on the awards will lapse upon retirement or normal retirement eligibility, death, or disability of the employee. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through the passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest in one-third increments over a period of four years beginning in the second year, as determined by the Management Development and Compensation Committee, or upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures. Note 18 provides information regarding Founders' Grant equity incentive awards granted by the Company.

        A summary of the status of the Company's restricted share awards and performance shares upon completion of the conversion of existing Tyco International equity awards into Tyco Electronics equity awards on June 29, 2007 and the related weighted-average grant-date fair value, is presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 29, 2007	3,240,881	$35.05

        As a result of the Separation, 1,337,767 restricted share awards were granted to employees and executives of Tyco International and Covidien. Fifty percent of those awards vested on July 2, 2007 and the remaining fifty percent vest on January 2, 2008.

        Fifty percent of the expense associated with issuance of Tyco International and Covidien restricted share awards made to employees of the Company as a result of the Separation was recorded by the Company on July 2, 2007 and the remaining fifty percent will be expensed ratably through January 2, 2008. Note 18 provides information regarding the acceleration of vesting as a result of conversion of Tyco International equity awards at Separation.

  Deferred Stock Units

        Deferred Stock Units ("DSUs") are notional units that are tied to the value of the Company's common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share awards that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents. Conditions of vesting are determined at the time of grant. No DSUs have been issued as of June 29, 2007.

  Employee Stock Purchase Plans

        Prior to the Separation, the Company adopted the Tyco Electronics Ltd. Employee Stock Purchase Plan (the "ESP Plan"). Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in this employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction. All shares purchased under the plan are purchased on the open market by a designated broker. The Company expects to allow participation in the ESP Plan during the first quarter of fiscal 2008.

        Prior to Separation, the Company adopted the Tyco Electronics Ltd. Savings Related Share Plan (the "UK SAYE Plan"). Under the UK SAYE Plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the UK SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The Company expects to allow participation in the UK SAYE Plan during the first quarter of fiscal 2008.

17.    Consolidated and Combined Segment Data

        Selected information by business segment is presented in the following table:

	Electronic Components	Network Solutions	Wireless Systems	Undersea Telecommunications	Allocated Class Action Settlement Costs, Net and Separation Costs	Total
	(in millions)
For the Quarter Ended June 29, 2007:
Net sales(1)	$2,551	$500	$207	$154	$—	$3,412
Income (loss) from operations	314	72	6	16	(916)	(508)
For the Quarter Ended June 30, 2006:
Net sales(1)	2,449	475	214	68	—	3,206
Income from operations	366	78	13	2	—	459
For the Nine Months Ended June 29, 2007:
Net sales(1)	$7,481	$1,375	$633	$352	$—	$9,841
Income (loss) from operations	992	185	30	19	(916)	310
For the Nine Months Ended June 30, 2006:
Net sales(1)	6,947	1,280	622	203	—	9,052
Income (loss) from operations	1,052	198	43	(3)	—	1,290
June 29, 2007:
Segment assets(2)	$3,486	$691	$311	$147	$—	$4,635
September 29, 2006:
Segment assets(2)	3,320	592	314	58	—	4,284

(1)
Intersegment sales are not material and are recorded at selling prices that approximate market prices.

(2)
Segment assets are comprised of accounts receivable and inventory.

18.    Subsequent Events

  Issuance of Founders' Grant

        On July 2, 2007, Tyco Electronics granted equity compensation (the "Founders' Grant") under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan with a grant date fair value of $109 million to key employees and senior officers of the Company. The Founders' Grant was issued in the form of non-qualified stock options and restricted stock units ("RSUs"). The stock options vest in one-fourth increments over a period of four years. The RSUs granted to senior officers vest in fifty percent installments on the third and fourth year anniversary dates; RSUs granted to key employees vest in one-third increments over a period of four years beginning in the second year. The number of stock options and RSUs granted were 3.1 million and 1.8 million, respectively.

  Accelerated Vesting of Tyco Electronics Ltd. Restricted Share Awards

        Upon Separation, as discussed in Note 16, Tyco International equity awards converted into equity awards of Tyco International, Covidien, and the Company. Substantially all Tyco International restricted share awards issued prior to September 29, 2006 were converted into restricted share awards of Tyco International, Covidien, and the Company based on a four-to-one ratio in which four Tyco International restricted share awards converted into one restricted share award each of Tyco International, Covidien, and the Company. For employees of the Company, all post-Separation awards of Tyco International and Covidien vest in an accelerated manner, with 50% vested on July 2, 2007 and the remaining 50% vesting on January 2, 2008. The acceleration of vesting provisions also accelerates the Company's non-cash compensation expense. The Company estimates that incremental expense in the fourth quarter of fiscal 2007 will be approximately $8 million.

        Non-employees holding Tyco Electronics restricted share awards as a result of the Separation had similar accelerated vesting on July 2, 2007, resulting in the issuance of an additional 63,000 common shares to satisfy restricted share units and the vesting of an additional 567,000 restricted shares. This issuance resulted in no incremental charges to the Company.

19.    Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the borrower under the Company's revolving credit facility, as well as the obligor under the Company's bridge loan facility, both of which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

        The tables present consolidating financial information as of September 29, 2006 and for the quarter and nine months ended June 30, 2006 using the equity method of accounting for subsidiaries assuming that TEGSA owned, directly or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. as of September 29, 2006 for the balance sheet and as of the beginning of the period presented for statements of operations and cash flows. These consolidating financial statements are not necessarily indicative of the Company's results of operations or financial condition had the transactions and events been completed on the dates assumed.

Consolidating Statement of Operations
For the Quarter Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,412	$—	$3,412
Cost of sales	—	—	2,550	—	2,550

Gross income	—	—	862	—	862
Selling, general, and administrative expenses	2	(41)	465	—	426
Allocated class action settlement costs, net	891	—	—	—	891
Separation costs	—	—	25	—	25
Restructuring and other charges, net	—	—	28	—	28

(Loss) income from operations	(893)	41	344	—	(508)
Interest income	—	11	—	—	11
Interest expense	—	(53)	(4)	—	(57)
Other expense, net	—	(232)	—	—	(232)
Equity in net (loss) income of subsidiaries	(40)	185	—	(145)	—
Equity in net loss of subsidiaries held for sale	(435)	(435)	—	870	—
Intercompany interest and fees	—	8	(8)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(1,368)	(475)	332	725	(786)
Income taxes	—	—	(146)	—	(146)
Minority interest	—	—	(1)	—	(1)

(Loss) income from continuing operations	(1,368)	(475)	185	725	(933)
Loss from discontinued operations, net of income taxes	—	—	(435)	—	(435)

Net loss	$(1,368)	$(475)	$(250)	$725	$(1,368)

Consolidating Statement of Operations
For the Quarter Ended June 30, 2006

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,206	$—	$3,206
Cost of sales	—	—	2,361	—	2,361

Gross income	—	—	845	—	845
Selling, general, and administrative expenses	—	15	369	—	384
Restructuring and other charges, net	—	—	2	—	2

(Loss) income from operations	—	(15)	474	—	459
Interest income	—	6	3	—	9
Interest expense	—	(76)	16	—	(60)
Equity in net income of subsidiaries	305	309	—	(614)	—
Equity in net loss of subsidiaries held for sale	(7)	(7)	—	14	—
Intercompany interest and fees	—	79	(79)	—	—

Income from continuing operations before income taxes and minority interest	298	296	414	(600)	408
Income taxes	—	2	(104)	—	(102)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	298	298	309	(600)	305
Loss from discontinued operations, net of income taxes	—	—	(7)	—	(7)

Net income	$298	$298	$302	$(600)	$298

Consolidating Statement of Operations
For the Nine Months Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,841	$—	$9,841
Cost of sales	—	—	7,304	—	7,304

Gross income	—	—	2,537	—	2,537
Selling, general, and administrative expenses	2	(43)	1,304	—	1,263
Allocated class action settlement cost, net	891	—	—	—	891
Separation costs	—	—	25	—	25
Restructuring and other charges, net	—	—	48	—	48

(Loss) income from operations	(893)	43	1,160	—	310
Interest income	—	17	23	—	40
Interest expense	—	(162)	(13)	—	(175)
Other expense, net	—	(232)	—	—	(232)
Equity in net income of subsidiaries	485	738	—	(1,223)	—
Equity in net loss of subsidiaries held for sale	(402)	(402)	—	804	—
Intercompany interest and fees	—	79	(79)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(810)	81	1,091	(419)	(57)
Income taxes	—	2	(350)	—	(348)
Minority interest	—	—	(3)	—	(3)

(Loss) income from continuing operations	(810)	83	738	(419)	(408)
Loss from discontinued operations, net of income taxes	—	—	(402)	—	(402)

Net (loss) income	$(810)	$83	$336	$(419)	$(810)

Consolidating Statement of Operations

For the Nine Months Ended June 30, 2006

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,052	$—	$9,052
Cost of sales	—	—	6,620	—	6,620

Gross income	—	—	2,432	—	2,432
Selling, general, and administrative expenses	—	13	1,117	—	1,130
Restructuring and other charges, net	—	—	12	—	12

(Loss) income from operations	—	(13)	1,303	—	1,290
Interest income	—	8	26	—	34
Interest expense	—	(175)	(21)	—	(196)
Equity in net income of subsidiaries	856	886	—	(1,742)	—
Equity in net loss of subsidiaries held for sale	(32)	(32)	—	64	—
Intercompany interest and fees	—	150	(150)	—	—

Income from continuing operations before income taxes and minority interest	824	824	1,158	(1,678)	1,128
Income taxes	—	—	(261)	—	(261)
Minority interest	—	—	(3)	—	(3)

Income from continuing operations	824	824	894	(1,678)	864
Loss from discontinued operations, net of income taxes	—	—	(32)	—	(32)

Income before cumulative effect of accounting change	824	824	862	(1,678)	832
Cumulative effect of accounting change, net of income taxes	—	—	(8)	—	(8)

Net income	$824	$824	$854	$(1,678)	$824

Consolidating Balance Sheet
As of June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$750	$—	$750
Accounts receivable, net	—	—	2,565	—	2,565
Inventories	—	—	2,070	—	2,070
Class action settlement escrow	921	—	—	—	921
Class action settlement receivable	2,051	—	—	—	2,051
Prepaid expenses and other current assets	32	—	518	—	550
Deferred income taxes	—	—	370	—	370
Assets held for sale	—	—	227	—	227

Total current assets	3,004	—	6,500	—	9,504
Property, plant, and equipment, net	—	—	3,429	—	3,429
Goodwill	—	—	7,161	—	7,161
Intangible assets, net	—	—	558	—	558
Deferred income taxes	—	—	1,465	—	1,465
Investment in subsidiaries	10,868	14,770	—	(25,638)	—
Investment in subsidiaries held for sale	62	62	—	(124)	—
Intercompany loans receivable	—	4,233	4,536	(8,769)	—
Other assets	—	1	947	—	948

Total Assets	$13,934	$19,066	$24,596	$(34,531)	$23,065

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$2,882	$4	$—	$2,886
Accounts payable	—	—	1,310	—	1,310
Class action settlement liability	2,972	—	—	—	2,972
Accrued and other current liabilities	—	—	1,144	—	1,144
Deferred revenue	—	—	217	—	217
Liabilities held for sale	—	—	165	—	165

Total current liabilities	2,972	2,882	2,840	—	8,694
Long-term debt	—	749	76	—	825
Intercompany loans payable	31	4,505	4,233	(8,769)	—
Long-term pension and postretirement liabilities	—	—	559	—	559
Deferred income taxes	—	—	391	—	391
Other liabilities	—	—	1,649	—	1,649

Total Liabilities	3,003	8,136	9,748	(8,769)	12,118

Minority interest	—	—	16	—	16
Shareholders' equity	10,931	10,930	14,832	(25,762)	10,931

Total Liabilities and Shareholders' Equity	$13,934	$19,066	$24,596	$(34,531)	$23,065

Consolidating Balance Sheet
As of September 29, 2006

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$469	$—	$469
Accounts receivable, net	—	—	2,434	—	2,434
Inventories	—	—	1,850	—	1,850
Intercompany receivables	—	20	4,815	(4,835)	—
Prepaid expenses and other current assets	—	—	447	—	447
Deferred income taxes	—	—	368	—	368
Assets held for sale	—	—	982	—	982

Total current assets	—	20	11,365	(4,835)	6,550
Property, plant, and equipment, net	—	—	3,076	—	3,076
Goodwill	—	—	7,135	—	7,135
Intangible assets, net	—	—	576	—	576
Deferred income taxes	—	—	1,501	—	1,501
Investment in subsidiaries	11,160	11,401	—	(22,561)	—
Intercompany loans receivable	—	8,049	—	(8,049)	—
Other assets	—	—	253	—	253

Total Assets	$11,160	$19,470	$23,906	$(35,445)	$19,091

Liabilities and Parent Company Equity
Current Liabilities:
Current maturities of long-term debt	$—	$285	$6	$—	$291
Accounts payable	—	—	1,251	—	1,251
Accrued and other current liabilities	—	—	1,307	—	1,307
Deferred revenue	—	—	155	—	155
Intercompany payables	—	4,815	20	(4,835)	—
Liabilities held for sale	—	—	145	—	145

Total current liabilities	—	5,100	2,884	(4,835)	3,149
Long-term debt and obligations under capital lease	—	3,210	161	—	3,371
Intercompany loans payable	—	—	8,049	(8,049)	—
Long-term pension and postretirement liabilities	—	—	491	—	491
Deferred income taxes	—	—	380	—	380
Other liabilities	—	—	524	—	524

Total Liabilities	—	8,310	12,489	(12,884)	7,915

Minority interest	—	—	16	—	16
Parent company equity	11,160	11,160	11,401	(22,561)	11,160

Total Liabilities and Parent Company Equity	$11,160	$19,470	$23,906	$(35,445)	$19,091

Consolidating Statement of Cash Flows
For the Nine Months Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(11)	$(458)	$1,352	$—	$883
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Cash Flows From Investing Activities:
Capital expenditures	—	—	(747)	—	(747)
Proceeds from sale of property, plant, and equipment	—	—	37	—	37
Class action settlement escrow	(921)	—	—	—	(921)
Divestiture of businesses, net of cash retained by businesses sold	—	—	227	—	227
Decrease in intercompany loans	—	3,526	—	(3,526)	—
Other	(1)	—	12	—	11

Net cash (used in) provided by investing activities	(922)	3,526	(471)	(3,526)	(1,393)
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Cash Flows From Financing Activities:
Change in short-term debt, net	—	—	2	—	2
Debt proceeds	—	3,631	—	—	3,631
Allocated debt activity	—	(3,743)	—	—	(3,743)
Repayment of long-term debt	—	—	(74)	—	(74)
Change in parent company investment	902	(2,956)	3,193	—	1,139
Transfers from discontinued operations	—	—	(181)	—	(181)
Loan borrowings from (repayments to) affiliate	31	—	(3,557)	3,526	—
Minority interest distributions paid	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	933	(3,068)	(622)	3,526	769
Net cash provided by discontinued financing activities	—	—	11	—	11

Effect of currency translation on cash	—	—	22	—	22
Net increase in cash and cash equivalents	—	—	287	—	287
Less: net increase in cash related to discontinued operations	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	—	—	469	—	469

Cash and cash equivalents at end of period	$—	$—	$750	$—	$750

Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2006

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$—	$(1)	$1,076	$—	$1,075
Net cash provided by discontinued operating activities	—	—	12	—	12

Cash Flows From Investing Activities:
Capital expenditures	—	—	(399)	—	(399)
Proceeds from sale of property, plant, and equipment	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Decrease in intercompany loans	—	362	—	(362)	—
Other	—	—	15	—	15

Net cash provided by (used in) investing activities	—	362	(397)	(362)	(397)
Net cash used in discontinued investing activities	—	—	(90)	—	(90)

Cash Flows From Financing Activities:
Change in short-term debt, net	—	—	(3)	—	(3)
Allocated debt activity	—	(361)	(417)	—	(778)
Repayment of long-term debt	—	—	(113)	—	(113)
Change in parent company investment	—	—	294	—	294
Loan borrowing from parent	—	—	(362)	362	—
Minority interest distributions paid	—	—	(9)	—	(9)

Net cash used in financing activities	—	(361)	(610)	362	(609)
Net cash provided by discontinued financing activities	—	—	83	—	83

Effect of currency translation on cash	—	—	4	—	4
Net increase in cash and cash equivalents	—	—	78	—	78
Less: net increase in cash related to discontinued operations	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	—	280	—	280

Cash and cash equivalents at end of period	$—	$—	$353	$—	$353

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying notes included in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the headings "Forward-Looking Information" and "Risk Factors."

Separation From Tyco International Ltd.

        Effective June 29, 2007, Tyco Electronics Ltd. ("Tyco Electronics" or "the Company", which may be referred to as "we," "us," or "our"), a company organized under the laws of Bermuda, became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International" or "Parent"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

        The Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded entity as of June 29, 2007 and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., prior to June 29, 2007. Certain subsidiaries have disposed of, or have approved plans to dispose of, some of their previously owned operations. Where appropriate, these operations have been reflected as discontinued operations in the Consolidated and Combined Financial Statements.

        Our Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Consolidated and Combined Financial Statements for periods prior to and including June 29, 2007 may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our operations and capitalization as a result of our Separation from Tyco International. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the periods presented. Note 12 to the Consolidated and Combined Financial Statements provides further information regarding allocated expenses.

        As discussed elsewhere in this Quarterly Report, historically we have used the corporate services of Tyco International for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Following the Separation from Tyco International, we will perform these functions. The costs of these functions may be different than prior to the Separation. We also may incur additional costs associated with being an independent, publicly-traded company. These additional anticipated costs are not reflected in our historical Consolidated and Combined Financial Statements.

Class Action Settlement

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported class action lawsuits. The memorandum of understanding does not address all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under the Employee Retirement Income Security Act ("ERISA").

        Under the terms of the memorandum of understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class. The parties to the memorandum of understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The memorandum of understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the U.S. District Court for the District of New Hampshire granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

        Under the terms of the Separation and Distribution Agreement that was entered into in connection with the Separation, Tyco International, Covidien, and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the total settlement amount.

        In the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million for which no tax benefit is available. In addition, we were allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $891 million has been recorded on the Combined Statements of Operations as allocated class action settlement costs, net. The portions allocated to us are consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon Separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. We recorded $921 million for our portion of the escrow. We also recorded a $2,972 million liability and a $2,051 million receivable from Tyco International and Covidien for their portion of the liability. Borrowings were used to fund our portion of the payment to settle the liability.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our financial position, results of operations, or cash flows.

Overview

        Tyco Electronics is a leading global provider of engineered electronic components, network solutions, and wireless systems. We operate through four reporting segments: Electronic Components, Network Solutions, Wireless Systems, and Undersea Telecommunications. We design, manufacture, and market approximately 500,000 different products for customers in industries ranging from automotive, appliance, and aerospace and defense to telecommunications, computer, and consumer electronics. We believe the end markets that we sell into are balanced with the total end market demand for electronic components.

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by over 8,000 engineers, as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

        Our strategic objective is to increase our revenue and profitability across all of our segments in the markets we serve. This strategy is dependent upon the following strategic priorities:

  •
  continue to focus our existing portfolio;

  •
  leverage our market leadership position to increase our market share;

  •
  achieve market leadership in attractive and under-penetrated industries;

  •
  extend our leadership in emerging markets;

  •
  supplement organic growth with strategic acquisitions;

  •
  improve operating margins; and

  •
  accelerate new product development through research and development excellence.

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions. We have experienced sales growth that was driven by the continued increased use of electronics across the end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion in the range of 2% to 3%. We expect price erosion to continue in the future. The increase in our net sales for each of the periods shown reflects volume increases that more than offset the impact of pricing pressures.

  •
  Raw material price increases. We consume approximately 215 million pounds of copper and approximately 290,000 troy ounces of gold each fiscal year. During the periods shown, the prices of these key raw materials, as well as the prices of certain other raw materials, have increased substantially. The following table illustrates the increase in average prices related to the most significant raw materials, copper and gold, during the periods presented:

		Quarters Ended		Nine Months Ended
	Measure	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Copper	Lb.	$3.46	$3.38	$3.14	$2.55
Gold	Troy oz.	$667	$627	$644	$556

        As a general matter, we have been able to pass only a portion of the increased cost of these raw materials through to our customers. As a result, raw materials price increases directly and adversely affected our gross margins.

  •
  Foreign exchange. Approximately 51% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in the nine months ended June 29, 2007 by major currencies invoiced was as follows:

US Dollar	49%
Euro	30
Japanese Yen	7
British Pound Sterling	3
Chinese Renminbi	3
Korean Won	2
All Others	6

Total	100%

  Discontinued Operations

        On June 7, 2007, the board of directors of Tyco International authorized the divestiture of our Power Systems business and delegated to the chief executive officer of Tyco Electronics the authority to determine whether to proceed with the divestiture of the Power Systems business. Subsequent to the Separation, the Tyco Electronics' board of directors re-authorized the divestiture. As a result, we assessed Power Systems' assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," using a probability-weighted set of expected cash flows from the eventual disposition. We recorded a $585 million pre-tax, $435 million after-tax, impairment charge in the third quarter of fiscal 2007 in loss from discontinued operations, net of income taxes on the Combined Statements of Operations.

        During 2006, we entered into a definitive agreement to divest our Printed Circuit Group business. In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses have been included in discontinued operations for all periods presented in our Consolidated and Combined Financials Statements. Prior to reclassification as held for sale, both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which has been renamed the Undersea Telecommunications segment. See Note 4 to the Consolidated and Combined Financial Statements for additional information.

  Divestitures and Manufacturing Rationalization

        As part of our strategy, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. Some of these divestitures may have a material impact on our Consolidated and Combined Financial Statements. We currently believe that these divestitures, including the divestiture of the Power Systems business as discussed above and other product exits, could reduce our combined net sales by up to 15%. We have made strategic divestitures in the past, such as our Printed Circuit Group business discussed above, and expect that we may make additional divestitures in the future.

        We plan to continue to rationalize our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us to maintain our competitiveness in the industry. In connection with our manufacturing rationalization plan, we expect to incur restructuring charges of $90 to $100 million in fiscal 2007 and up to $400 million from fiscal 2008 through 2010.

Non-GAAP Financial Measures

        Organic net sales growth, which is included in the discussion below, is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, and divestitures. Organic net sales growth is a useful measure which we use to measure the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

        We believe organic net sales growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management's perspective. We use organic net sales growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net sales growth in Results of Operations below utilizes organic net sales growth as management does internally. Because organic net sales growth calculations may vary among other companies, organic net sales growth amounts presented below may not be comparable with similarly titled measures of other companies. Organic net sales growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The primary limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by evaluating organic net sales growth in combination with our GAAP net sales. The tables presented in Results of Operations below provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

Results of Operations

Combined Operations

        The following table sets forth certain items from our Combined Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2007		June 30, 2006		June 29, 2007		June 30, 2006
	($ in millions)
Net sales	$3,412	100.0%	$3,206	100.0%	$9,841	100.0%	$9,052	100.0%
Cost of sales	2,550	74.7	2,361	73.6	7,304	74.2	6,620	73.1
Gross income	862	25.3	845	26.4	2,537	25.8	2,432	26.9
Selling, general, and administrative expenses	426	12.5	384	12.0	1,263	12.8	1,130	12.5
Allocated class action settlement costs, net	891	26.1	—	—	891	9.1	—	—
Separation costs	25	0.7	—	—	25	0.3	—	—
Restructuring and other charges, net	28	0.8	2	0.1	48	0.5	12	0.1
(Loss) income from operations	(508)	(14.9)	459	14.3	310	3.2	1,290	14.3
Interest income	11	0.3	9	0.3	40	0.4	34	0.4
Interest expense	(57)	(1.7)	(60)	(1.9)	(175)	(1.8)	(196)	(2.2)
Other expense, net	(232)	(6.8)	—	—	(232)	(2.4)	—	—
(Loss) income from continuing operations before income taxes and minority interest	(786)	(23.0)	408	12.7	(57)	(0.6)	1,128	12.5
Income taxes	(146)	(4.3)	(102)	(3.2)	(348)	(3.5)	(261)	(2.9)
(Loss) income from continuing operations	(933)	(27.3)	305	9.5	(408)	(4.1)	864	9.5
Net (loss) income	$(1,368)	(40.1)%	$298	9.3%	$(810)	(8.2)%	$824	9.1%

        Net Sales.    Net sales increased $206 million, or 6.4%, to $3,412 million in the third quarter of fiscal 2007 from $3,206 million in the third quarter of fiscal 2006. In the first nine months of fiscal 2007, net sales increased $789 million, or 8.7%, to $9,841 million from $9,052 million in the first nine months of fiscal 2006. Foreign currency exchange rates, primarily the euro, favorably impacted net sales by $97 million, or 3.0%, in the third quarter of fiscal 2007 and $308 million, or 3.4%, in the first nine months of fiscal 2007. On an organic basis, net sales increased 3.3% and 9.6% in the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively, and 5.1% and 8.5% in the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively, primarily reflecting strong growth in our Undersea Telecommunications segment. (See further discussion below under Results of Operations by Segment.) Price erosion adversely affected net sales by $51 million in the third quarter of fiscal 2007 and $84 million in the third quarter of fiscal 2006. In the first nine months of fiscal 2007 and the first nine months of fiscal 2006, price erosion negatively impacted net sales by $168 million and $254 million, respectively.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Americas	37%	38%	36%	38%
Europe/MiddleEast/Africa (EMEA)	36	35	37	35
Asia-Pacific	27	27	27	27

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 as well as the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 by geographic region:

	Change in Net Sales for the Quarter Ended June 29, 2007 versus Net Sales for the Quarter Ended June 30, 2006						Change in Net Sales for the Nine Months Ended June 29, 2007 versus Net Sales for the Nine Months Ended June 30, 2006
	Organic(1)		Translation(2)	Acquisitions	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
Americas	$45	3.8%	$11	$—	$56	4.7%	$77	2.2%	$11	$—	$88	2.5%
Europe/Middle East/Africa	14	1.2	80	2	96	8.4	176	5.6	263	17	456	14.5
Asia-Pacific	48	5.5	6	—	54	6.2	211	8.6	34	—	245	10.0

Total	$107	3.3%	$97	$2	$206	6.4%	$464	5.1%	$308	$17	$789	8.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Electronic Components	75%	76%	76%	77%
Network Solutions	15	15	14	14
Wireless Systems	6	7	6	7
Undersea Telecommunications	4	2	4	2

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 as well as the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 by segment:

	Change in Net Sales for the Quarter Ended June 29, 2007 versus Net Sales for the Quarter Ended June 30, 2006						Change in Net Sales for the Nine Months Ended June 29, 2007 versus Net Sales for the Nine Months Ended June 30, 2006
	Organic(1)		Translation(2)	Acquisitions	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
Electronic Components	$29	1.2%	$71	$2	$102	4.2%	$277	4.0%	$240	$17	$534	7.7%
Network Solutions	—	—	25	—	25	5.3	28	2.2	67	—	95	7.4
Wireless Systems	(6)	(3.0)	(1)	—	(7)	(3.3)	10	1.6	1	—	11	1.8
Undersea Telecommunications	84	123.8	2	—	86	126.5	149	73.2	—	—	149	73.4

Total	$107	3.3%	$97	$2	$206	6.4%	$464	5.1%	$308	$17	$789	8.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Cost of Sales and Gross Income.    Gross income increased by $17 million in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, but decreased as a percentage of net sales by 110 basis points. In the first nine months of fiscal 2007, gross income increased by $105 million over the first nine months of fiscal 2006, but decreased as a percentage of net sales by 110 basis points. We were negatively impacted by lower plant productivity in North America as a result of sales declines in our Electronic Components segment in both the third quarter and the first nine months of fiscal 2007. Also, margin declined due to higher organic growth in lower margin markets. Finally, increased material costs, primarily metals, of $116 million for the first nine months of fiscal 2007 were only partially offset by lower levels of price erosion due to price increases.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales increased to 12.5% in the third quarter of fiscal 2007 as compared to 12.0% in the third quarter of fiscal 2006. In the first nine months of fiscal 2007, selling, general, and administrative expenses as a percentage of net sales increased to 12.8% from 12.5% in the first nine months of fiscal 2006. Selling, general, and administrative expenses include allocated overhead expenses from Tyco International which decreased by $2 million in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 and increased by $12 million in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. We also incurred costs of $25 million and $41 million for the third quarter and first nine months of fiscal 2007, respectively, related to building separate company functions that did not exist in the prior fiscal year. We will continue to incur costs as we build our own corporate functions to operate as an independent, publicly-traded company. These costs were duplicative in the third quarter and first nine months of fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date. In addition, selling expenses increased to support the higher level of sales in fiscal 2007.

        Allocated Class Action Settlement Costs, Net.    As discussed above, in connection with the class action settlement, we were allocated a net charge from Tyco International of $891 million in the third quarter of fiscal 2007. See Note 11 to the Consolidated and Combined Financial Statements for further information regarding the class action settlement and allocated net costs.

        Separation Costs.    In connection with the Separation, we incurred costs of $25 million in the third quarter of fiscal 2007, primarily related to employee costs, including $11 million of non-cash compensation expense related to the conversion of share option awards. See Note 16 to the Consolidated and Combined Financial Statements for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards. We expect to incur up to an additional $50 million of separation costs in the fourth quarter of fiscal 2007.

        Restructuring and Other Charges, Net.    Restructuring and other charges, net were $28 million in the third quarter of fiscal 2007 compared to $2 million in the third quarter of fiscal 2006. In the first nine months of fiscal 2007, restructuring and other charges, net were $48 million as compared to $12 million in the first nine months of fiscal 2006. Total charges, including amounts reflected in cost of sales, increased $34 million to $48 million in the first nine months of fiscal 2007 from $14 million in the first nine months of fiscal 2006. Increases resulted primarily from new actions initiated in fiscal 2007.

        During the first nine months of fiscal 2007, we initiated restructuring actions to exit manufacturing operations and migrate product lines in the Electronic Components and Network Solutions segments and to rationalize certain product lines in the Wireless Systems segment. Restructuring charges recorded in the third quarter and first nine months of fiscal 2007 primarily related to employee severance and benefits. We expect to complete all restructuring actions commenced in the first nine months of fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $15 million relating to these initiated actions.

        (Loss) Income from Operations.    Loss from operations was $508 million, or (14.9)% of net sales, in the third quarter of fiscal 2007 compared to income from operations of $459 million, or 14.3% of net sales, in the third quarter of fiscal 2006. In the first nine months of fiscal 2007, income from operations was $310 million, or 3.2% of net sales, as compared to $1,290 million, or 14.3%, of net sales, in the first nine months of fiscal 2006. The decline resulted primarily from allocated net class action settlement costs of $891 million in the third quarter of fiscal 2007. In addition, the decrease as a percentage of net sales resulted from increased raw material costs, a lower margin sales mix, and lower productivity in North America as we reduced production in our Electronic Components segment in response to sales declines in this market. Also, increased selling, general, and administrative expenses primarily driven by our separation from Tyco International and increased restructuring and other charges negatively impacted the current fiscal year.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	($ in millions)
Net sales	$2,551	$2,449	$7,481	$6,947
Income from operations	$314	$366	$992	$1,052
Operating margin	12.3%	14.9%	13.3%	15.1%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Automotive	40%	38%	39%	38%
Computer	10	12	11	12
Communication Equipment	8	8	8	8
Appliance	5	5	5	5
Industrial Machinery	5	5	5	5
Aerospace and Defense	3	3	4	3
Consumer Electronics	2	2	2	2
Other	27	27	26	27

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 as well as the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 29, 2007 versus Net Sales for the Quarter Ended June 30, 2006						Change in Net Sales for the Nine Months Ended June 29, 2007 versus Net Sales for the Nine Months Ended June 30, 2006
	Organic(2)		Translation(3)	Acquisitions	Total		Organic(2)		Translation(3)	Acquisitions	Total
	($ in millions)
Automotive	$33	3.5%	$40	$2	$75	8.0%	$130	4.9%	$128	$17	$275	10.3%
Computer	(23)	(8.1)	3	—	(20)	(7.1)	(30)	(3.7)	12	—	(18)	(2.2)
Communication Equipment	3	1.6	5	—	8	4.1	21	3.9	15	—	36	6.7
Appliance	1	0.8	4	—	5	3.9	15	4.1	11	—	26	7.1
Industrial Machinery	8	6.5	3	—	11	9.2	42	12.7	12	—	54	16.3
Aerospace and Defense	10	12.5	1	—	11	13.9	26	11.5	6	—	32	14.3
Consumer Electronics	(1)	(2.1)	—	—	(1)	(2.1)	17	12.6	3	—	20	14.8
Other	(2)	(0.4)	15	—	13	1.9	56	3.0	53	—	109	5.8

Total	$29	1.2%	$71	$2	$102	4.2%	$277	4.0%	$240	$17	$534	7.7%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

(2)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(3)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

        In the third quarter of fiscal 2007, Electronic Components' net sales increased $102 million, or 4.2%, to $2,551 million from $2,449 million in the third quarter of fiscal 2006. The strengthening of certain foreign currencies favorably impacted net sales by $71 million, or 2.9%, in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. Organic net sales growth of 1.2% in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 resulted from increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strongest in the aerospace and defense and industrial machinery markets. In the aerospace and defense market, our organic net sales growth of 12.5% in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was driven by strength across all markets, especially commercial aerospace. Our organic net sales growth of 6.5% in the industrial machinery market in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 resulted from strong demand globally as companies continue to invest in factory automation. In the automotive market, our organic net sales growth of 3.5% in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 resulted from growth in the Asia-Pacific and EMEA regions partially offset by declines in the North America region. Finally, our organic net sales declined 8.1% in the computer market in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 due to a strategic decision to exit certain low-margin products which negatively impacted net sales by $29 million.

        Electronic Components' operating income decreased $52 million, or 14.2%, to $314 million in the third quarter of fiscal 2007 from $366 million in the third quarter of fiscal 2006. Benefits from higher sales and favorable foreign currency increases were reduced by a lower margin sales mix and lower productivity resulting from sales declines in North America primarily in automotive and housing related markets. Also, restructuring costs in the third quarter of fiscal 2007 increased $18 million over the third quarter of fiscal 2006, and segment results included $20 million of costs in the third quarter of fiscal

2007 that related to our separation from Tyco International that did not exist in the third quarter of fiscal 2006.

  Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

        Electronic Components' net sales increased $534 million, or 7.7%, to $7,481 million in the first nine months of fiscal 2007 from $6,947 million in the first nine months of fiscal 2006. Approximately $240 million, or 3.5%, of the increase was due to the strengthening of certain foreign currencies in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. Organic net sales growth of 4.0% in the first nine months of fiscal 2007 over first nine months of fiscal 2006 was attributable to increases in volume partially offset by price erosion.

        In the first nine months of fiscal 2007, Electronic Components' organic net sales growth by industry end market was strongest in the industrial machinery, consumer electronics, and aerospace and defense end markets. In the industrial machinery market, our organic net sales growth of 12.7% in the first nine months of fiscal 2007 over the first nine months of fiscal 2006 resulted from strong demand globally as companies continue to invest in factory automation. Our organic growth of 12.6% in the consumer electronics market in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 resulted from continued strong consumer demand as well as our continued focus on this market. In the aerospace and defense market, our organic net sales growth of 11.5% in the first nine months of fiscal 2007 over the first nine months of fiscal 2006 was driven by strength across all markets. Our organic net sales growth of 4.9% in the automotive market in the first nine months of fiscal 2007 over the first nine months of fiscal 2006 was attributable to growth in the Asia-Pacific and EMEA regions partially offset by declines in the North America region. Finally, in the computer market, our organic net sales declined 3.7% in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 due to a strategic decision to exit certain low-margin products which negatively impacted net sales by $49 million.

        Electronic Components' operating income decreased $60 million, or 5.7%, to $992 million in the first nine months of fiscal 2007 from $1,052 million in the first nine months of fiscal 2006. Benefits from higher sales and favorable foreign currency increases were reduced by a lower margin sales mix and lower productivity resulting from sales declines in North America primarily in automotive and housing related markets. Also negatively impacting operating income in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was higher raw material costs of $85 million which was partially offset by lower levels of price erosion due to implemented price increases. Also, restructuring costs in the first nine months of fiscal 2007 increased $26 million as compared to the first nine months of fiscal 2006, and segment results included $33 million of costs in the first nine months of fiscal 2007 that related to our separation from Tyco International that did not exist in the first nine months of fiscal 2006.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	($ in millions)
Net sales	$500	$475	$1,375	$1,280
Income from operations	$72	$78	$185	$198
Operating margin	14.4%	16.4%	13.5%	15.5%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Power Utility	44%	43%	45%	43%
Communication Service Provider	29	33	28	33
Building Networks	24	21	24	21
Other	3	3	3	3

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 as well as the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 29, 2007 versus Net Sales for the Quarter Ended June 30, 2006					Change in Net Sales for the Nine Months Ended June 29, 2007 versus Net Sales for the Nine Months Ended June 30, 2006
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Power Utility	$6	3.3%	$13	$19	9.4%	$35	6.5%	$34	$69	12.6%
Communication Service Provider	(18)	(11.1)	6	(12)	(7.7)	(50)	(11.8)	19	(31)	(7.4)
Building Networks	12	12.1	6	18	17.6	43	16.1	14	57	21.1

Total	$—	—%	$25	$25	5.3%	$28	2.2%	$67	$95	7.4%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

(2)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(3)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

        In the third quarter of fiscal 2007, Network Solutions' net sales increased $25 million, or 5.3%, to $500 million from $475 million in the third quarter of fiscal 2006. The entire sales increase was due to the strengthening of certain foreign currencies in the third quarter of fiscal 2007 over the third quarter of fiscal 2006. Organic net sales were flat in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.

        On an organic basis, Network Solutions experienced strong growth in the building networks end market, but modest growth and sales declines in the power utility and communication service provider end markets, respectively, in the third quarter of fiscal 2007. Organic net sales growth of 12.1% in the building networks market in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was attributable to higher pricing on copper cabling products as well as increases in non-residential construction spending and network upgrades in existing buildings. In the power utility market, our organic net sales growth of 3.3% in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 resulted from solid growth in EMEA. Our organic net sales decline of 11.1% in the communication service provider market in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 reflects a decrease in build-out by certain operators in Europe.

        Network Solutions' operating income decreased $6 million, or 7.7%, to $72 million in the third quarter of fiscal 2007 from $78 million in the third quarter of fiscal 2006. The operating income decline was due to $3 million of costs in the third quarter of fiscal 2007 related to our separation from Tyco International that did not exist in the third quarter of fiscal 2006 and an increase of $4 million in restructuring costs in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

  Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

        Network Solutions' net sales increased $95 million, or 7.4%, to $1,375 million in the first nine months of fiscal 2007 from $1,280 million in the first nine months of fiscal 2006. The strengthening of certain foreign currencies favorably affected net sales by $67 million, or 5.2%, in the first nine months of fiscal 2007 over the first nine months of fiscal 2006. Organic net sales growth was $28 million, or 2.2%, in the first nine months of fiscal 2007 over the first nine months of fiscal 2006.

        In the first nine months of fiscal 2007, Network Solutions' organic net sales growth was strong in the building networks and power utility end markets; however, our organic net sales declined in the communication service provider market. In the building networks market, our organic net sales growth of 16.1% in the first nine months of fiscal 2007 over the first nine months of fiscal 2006 resulted from higher pricing on copper cabling products as well as increases in non-residential construction spending and network upgrades in existing buildings. Our organic net sales growth of 6.5% in the power utility market in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 resulted from solid growth in EMEA. On an organic basis, net sales declined 11.8% in the communication service provider market in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006, reflecting a pause in spending on infrastructure upgrades by certain operators compared to strong sales in the same period last year due to hurricane-related spending in the Americas and the accelerated build-out of fiber networks by certain operators in Europe.

        Network Solutions' operating income decreased $13 million, or 6.6%, to $185 million in the first nine months of fiscal 2007 from $198 million in the first nine months of fiscal 2006. Price increases offset increased raw material costs. The operating income decrease resulted from a lower margin sales mix due to the sales decline in the communication service provider market and $5 million of costs in the first nine months of fiscal 2007 related to our separation from Tyco International that did not exist in the first nine months of fiscal 2006. These negative impacts were partially offset by a $4 million reduction in restructuring costs in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006.

  Wireless Systems

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	($ in millions)
Net sales	$207	$214	$633	$622
Income from operations	$6	$13	$30	$43
Operating margin	2.9%	6.1%	4.7%	6.9%

  Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

        Wireless Systems' net sales decreased $7 million, or 3.3%, to $207 million in the third quarter of fiscal 2007 from $214 million in the third quarter of fiscal 2006. The impact of foreign currency exchange rates was minimal. On an organic basis, net sales decreased $6 million, or 3.0%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 as a result of price erosion and decreases in volume.

        Wireless Systems' organic net sales decline in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 resulted primarily from a decline in semiconductor sales into the communication market.

        Wireless Systems' operating income decreased $7 million, or 53.8%, to $6 million in the third quarter of fiscal 2007 from $13 million in the third quarter of fiscal 2006. Operating income was negatively impacted by sales declines as well as an increase of $4 million in restructuring costs in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. We also incurred $1 million of costs related to our separation from Tyco International in the third quarter of fiscal 2007 that did not exist in the third quarter of fiscal 2006.

  Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

        In the first nine months of fiscal 2007, Wireless Systems' net sales increased $11 million, or 1.8%, to $633 million over $622 million in the first nine months of fiscal 2006. Organic net sales growth of $10 million, or 1.6%, in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 resulted from increases in volume partially offset by price erosion. The impact of foreign currency exchange rates was minimal.

        Wireless Systems' organic net sales growth in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was driven by growth in the automotive, public safety, and aerospace and defense markets.

        In the first nine months of fiscal 2007, Wireless Systems' operating income decreased $13 million, or 30.2%, to $30 million from $43 million in the first nine months of fiscal 2006. Increased engineering and selling investment in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 negatively impacted operating income. In addition, operating income was negatively impacted by increased restructuring costs of $5 million in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 and $2 million of costs related to our separation from Tyco International in the first nine months of fiscal 2007 that did not exist in the first nine months of fiscal 2006.

  Undersea Telecommunications

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	($ in millions)
Net sales	$154	$68	$352	$203
Income (loss) from operations	$16	$2	$19	$(3)
Operating margin	10.4%	2.9%	5.4%	(1.5)%

  Quarter Ended June 29, 2007 Compared to Quarter Ended June 30, 2006

        Undersea Telecommunications' net sales increased $86 million, or 126.5%, to $154 million in the third quarter of fiscal 2007 from $68 million in the third quarter of fiscal 2006. Our organic net sales growth of $84 million, or 123.8%, in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was driven by new projects in the telecommunications and oil and gas markets. The impact of foreign currency exchange rates was minimal in the third quarter of fiscal 2007.

        Undersea Telecommunications' operating income increased $14 million to $16 million in the third quarter of fiscal 2007 from $2 million in the third quarter of fiscal 2006 reflecting increases in volume. Restructuring costs were flat at $2 million in both the third quarter of fiscal 2007 and the third quarter of fiscal 2006. Undersea Telecommunications' results included $1 million of costs in the third quarter of fiscal 2007 that related to our separation from Tyco International that did not exist in the third quarter of fiscal 2006.

  Nine Months Ended June 29, 2007 Compared to Nine Months Ended June 30, 2006

        Net sales in the Undersea Telecommunications segment increased $149 million, or 73.4%, to $352 million in the first nine months of fiscal 2007 from $203 million in the first nine months of fiscal 2006. On an organic basis, net sales increased by 73.2% in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 as a result of new projects in the telecommunications and oil and gas end markets.

        Undersea Telecommunications had operating income of $19 million in the first nine months of fiscal 2007 compared to an operating loss of $3 million in the first nine months of fiscal 2006 primarily as a result of increases in volume. Restructuring costs in the first nine months of fiscal 2007 increased $7 million as compared to the first nine months of fiscal 2006, and segment results included $1 million of costs in the first nine months of fiscal 2007 that related to our separation from Tyco International that did not exist in the first nine months of fiscal 2006.

Non-Operating Items

  Interest Expense, Net

        Interest expense, net was $46 million in the third quarter of fiscal 2007 as compared to $51 million in the third quarter of fiscal 2006. In the first nine months of fiscal 2007, interest expense, net was $135 million as compared to $162 in the first nine months of fiscal 2006. The decrease of $5 million, or 9.8%, in the third quarter of fiscal 2007 from the third quarter of fiscal 2006 as well as the decrease of $27 million, or 16.7%, in the first nine months of fiscal 2007 as compared to the first nine months of 2006 was driven by a reduction in net interest expense allocated by Tyco International, partially offset by interest incurred on our new unsecured bridge loan and unsecured senior revolving credit facilities.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During the third quarter of fiscal 2007 and the third quarter of fiscal 2006, we were allocated net interest expense of $35 million and $51 million, respectively. We were allocated net interest expense of $130 million and $152 million during the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively. Management believes the interest expense allocation basis is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods. Interest expense could differ from that presented for various reasons, including that we may incur indebtedness with interest rates higher or lower than those of Tyco International and that we may ultimately have a different capital structure from the structure presented in these Consolidated and Combined Financial Statements. For more information on our financing activities, see "Liquidity and Capital Resources."

  Other Expense, Net

        Other expense, net in the third quarter and first nine months of fiscal 2007 consisted primarily of a $232 million expense allocation from Tyco International related to our portion of Tyco International's loss on retirement of debt.

  Effective Income Tax Rate

        Our effective income tax rate for the third quarter and first nine months of fiscal 2007 reflects the effects of the pre-tax charges recorded in connection with the class action settlement and the loss on the retirement of debt for which no tax benefits were recorded. In addition, the effective tax rate for the third quarter of fiscal 2007 reflects estimated tax detriments related to increased borrowings as a result of the class action settlement and our separation from Tyco International. The effective tax rate was 25.0% and 23.1% for the third quarter and first nine months of fiscal 2006, respectively.

  Loss from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $435 million and $7 million in the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively, and $402 million and $32 million in the first nine months of fiscal 2007 and the first nine months of fiscal 2006, respectively. During the third quarter of fiscal 2007, a plan was approved to divest our Power Systems business. Also, during the third quarter of fiscal 2007, we determined that the book value of the Power Systems business exceeded its fair value and recorded a $585 million pre-tax, $435 after-tax, impairment charge. In the first quarter of fiscal 2007, we consummated the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale. Loss from discontinued operations in the first quarter and first nine months of fiscal 2006 reflects the operating results of the Power Systems and Printed Circuit Board businesses. See Note 4 to the Consolidated and Combined Financial Statements.

  Cumulative Effect of Accounting Change

        During fiscal 2006, we adopted Financial Accounting Standards Board Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB No. 143." Upon adoption, we recognized asset retirement obligations of $16 million and property, plant, and equipment, net of $4 million in our Combined Financial Statements at year end fiscal 2006. In addition, we recorded a cumulative effect of accounting change which resulted in an $8 million after-tax, $12 million pre-tax, loss. See Note 1 to the Consolidated and Combined Financial Statements for more information on FIN 47.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management. During the nine months ended June 29, 2007, there were no significant changes to these policies or the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Annual Combined Financial Statements included in our Information Statement (Exhibit 99.1) included in our Current Report on Form 8-K filed with the SEC on June 8, 2007.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	($ in millions)
(Loss) income from operations	$(508)	$459	$310	$1,290
Allocated class action settlement costs, net	891	—	891	—
Depreciation and amortization	135	121	397	357
Deferred income taxes	59	12	121	12
Provisions for losses on accounts receivable and inventory	19	12	68	54
Other, net	16	1	14	—
Income tax advance payment	(163)	—	(163)	—
Changes in assets and liabilities, net	42	(60)	(272)	(215)
Interest income	11	9	40	34
Interest expense	(57)	(60)	(175)	(196)
Income tax expenses	(146)	(102)	(348)	(261)

Net cash from operating activities	$299	$392	$883	$1,075

Other cash flow items:
Capital expenditures	$140	$145	$747	$399
Divestiture of businesses	—	—	227	—

  Quarters Ended June 29, 2007 and June 30, 2006

        Net cash from operating activities in the third quarter of fiscal 2007 was $299 million as compared to $392 million in the third quarter of fiscal 2006. Cash provided by operating activities was negatively impacted by a $163 million payment to the Internal Revenue Service ("IRS") in the third quarter of fiscal 2007. Overall inventory performance continued to improve in the third quarter of fiscal 2007 reflecting our continued focus on reducing days of inventory on hand, while prior year cash flow was negatively impacted by increased inventory levels in the third quarter of fiscal 2006.

        During the third quarter of fiscal 2007, we funded our portion of the class action settlement escrow for $921 million.

        During the third quarter of fiscal 2007, the amount of income taxes paid, net of refunds, was $252 million, including $163 million related to a payment to the IRS for legacy tax liabilities.

  Nine Months Ended June 29, 2007 and June 30, 2006

        Net cash from operating activities in the first nine months of fiscal 2007 was $883 million as compared to $1,075 million for the first nine months of fiscal 2006. This decrease in net cash from operating activities of $192 million was primarily due to the $163 million advance payment to the IRS.

        Capital expenditures increased $348 million in the first nine months of fiscal 2007 to $747 million as compared to $399 million in the first nine months of fiscal 2006. During the first nine months of fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure. Capital spending in the first nine months of fiscal 2007 also increased to support our increased sales activities.

        In the first nine months of fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business.

        During the third quarter of fiscal 2007, we funded our portion of the class action settlement escrow for $921 million.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2007 was $389 million, including $163 million related to a payment to the IRS for legacy tax liabilities.

  Capitalization

        Total debt at June 29, 2007 was $3,711 million. At September 29, 2006, total debt was $3,662 million, of which $3,510 million was due to Tyco International. The amount due to Tyco International represents the portion of Tyco International's consolidated debt that was proportionately allocated to us based on our historical funding requirements. We believe the debt allocation basis is reasonable based on our historical financing needs. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company nor do these amounts represent actual indebtedness owed to Tyco International.

        In April 2007, we entered into a $2,800 million unsecured senior bridge loan facility. The bridge facility will mature no later than April 23, 2008. Borrowings under the bridge facility bear interest, at our option, at a base rate or London interbank offered rate ("LIBOR") plus a margin dependent on our credit ratings and the amount drawn under the facility. We are required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on our credit ratings. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if we issue debt or equity. At the end of May 2007, we increased the amount of this facility by $775 million, by adding tranche B to the facility. Tranche B matures no later than December 31, 2007.

        Additionally, in April 2007, we entered into a five-year unsecured senior revolving credit facility. The commitments under the credit facility are $1,500 million. Interest and fees under the revolving credit facility are substantially the same as under the bridge loan facility. The revolving credit facility will be used for working capital, capital expenditures, and other corporate purposes.

        Borrowings under the unsecured bridge loan facility of $2,882 million were used to fund a portion of Tyco International's debt tender offers, to repay a portion Tyco International's existing bank credit facilities, and to fund our portion of Tyco International's class action settlement. See Note 11 to the Consolidated and Combined Financial Statements for additional information regarding the class action settlement.

        During the third quarter of fiscal 2007, Tyco International and certain of its subsidiaries that are issuers of its corporate debt conducted tender offers to purchase for cash substantially all of their outstanding U.S. dollar denominated public debt. Our 7.2% notes due 2008 amounting to $86 million were subject to these tender offers. Approximately $67 million, or 78%, of the notes were tendered and extinguished.

        In June 2007, we borrowed $749 million under the five-year unsecured senior revolving credit facility, most of which we used to pay down tranche B of our unsecured bridge loan facility. Amounts outstanding under the revolving credit facility bore interest at the rate of 5.67% at June 29, 2007. As of June 29, 2007, we had $2,800 million of indebtedness outstanding under tranche A of the bridge facility and $82 million of indebtedness outstanding under tranche B. Amounts outstanding under tranche A bore interest at the rate of 5.72% and amounts under tranche B bore interest at the rate of 5.67% at June 29, 2007.

        In July 2007, we initiated a proposed private placement offering of notes to finance the repayment of a significant portion of our unsecured senior bridge loan facility. On July 26, 2007, we announced that we would not proceed with the private placement offering at that time due to unfavorable conditions in the debt markets. We intend to issue debt to fund repayment and termination of the unsecured bridge loan facility.

        Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations, the overall capacity and terms of our financing arrangements as discussed above, and access to the capital markets. Given the volatility in the financial markets, we continue to monitor the markets closely and take steps to maintain financial flexibility and an appropriate capital structure.

        Our cash balance at June 29, 2007 represents cash held by Tyco Electronics, which is in line with the estimated cash balance at Separation as calculated under the Separation and Distribution Agreement. During the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008, a transfer of funds may be required between Tyco International and Tyco Electronics to adjust for any differences between our cash balance at June 29, 2007 and our final cash balance as determined in accordance with the Separation and Distribution Agreement. We are currently unable to estimate the amount of this transfer; however, it could have a material impact on our consolidated balance sheet.

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a 20-year contract that requires us to build the network and lease it to the State. As we build the network over the next five years, we will need to invest approximately $500 to $550 million. As of June 29, 2007, we have invested $20 million primarily consisting of inventory. We expect that in fiscal 2007 we will invest approximately $25 to $35 million which will be funded by cash generated from operations.

Backlog

        At June 29, 2007, we had a backlog of unfilled orders of $3,129 million compared to a backlog of $2,601 million at September 29, 2006. Backlog by reportable segment was as follows:

	June 29, 2007	September 29, 2006
	($ in millions)
Electronic Components	$1,628	$1,513
Network Solutions	292	249
Wireless Systems	477	512
Undersea Telecommunications	732	327

Total	$3,129	$2,601

Commitments and Contingencies

        At June 29, 2007, we have a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Consolidated Financial Statements as the amount of this contingency currently is not estimable.

  Income Tax Matters

        Our income tax returns periodically are examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. We and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable and which relate specifically to the Tyco

Electronics business have been recorded in our Consolidated and Combined Financial Statements. In addition, we may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        In fiscal 2004, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. On the basis of previously accepted amendments, we have determined that acceptance of these adjustments is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements. These adjustments resulted in a $205 million net decrease in deferred income tax assets and a $205 million decrease in other liabilities in fiscal 2006. Such adjustments did not have a material impact on our results of operations or cash flows.

        Tyco International has yet to complete proposed amendments to its U.S. federal income tax returns for periods subsequent to fiscal 2002, which will primarily reflect the roll forward through fiscal 2006 of the amendments for the 1997 to 2002 fiscal periods. When our tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our financial condition, results of operations, or cash flows.

        During the third quarter of fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports ("RARs") which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The RARs propose tax audit adjustments to certain of Tyco International's previously filed tax return positions, all of which Tyco International expected and previously assessed at each balance sheet date. Accordingly, we have made no additional provision during the quarter ended June 29, 2007 with respect to our share of the proposed audit adjustments in the RARs.

        Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to Tyco International of $458 million, and during the third quarter of fiscal 2007, Tyco International paid $458 million. Our portion of this payment reduced other liabilities on the Consolidated Balance Sheet by $163 million. Currently, it is our understanding that Tyco International will appeal other proposed tax audit adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. We continue to believe that the amounts recorded in our financial statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to our financial position, results of operations, or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current fiscal 1997 to 2000 audit period and could have a material impact on our effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock of Simplex Technologies in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. Currently, it is our understanding that Tyco International will vigorously oppose the assertion of any such penalties.

        In connection with the Separation, we entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics', and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of all liabilities settled by Tyco Electronics with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation.

        Upon Separation, $930 million of Tyco International's contingent tax liabilities related to unresolved tax matters were transferred to us in accordance with the Tax Sharing Agreement. In addition, we recorded $675 million of other assets on the Consolidated Balance Sheet at June 29, 2007 relating to indemnifications made by Tyco International and Covidien under the Tax Sharing Agreement. We are primary obligor to the taxing authorities for $978 million of contingent tax liabilities.

        Our contractual obligation under the Tax Sharing Agreement is 31% of legacy Tyco International contingent tax liabilities, or $641 million. This net obligation is comprised of shared contingent tax liabilities of $978 million, adjusted for the contractual obligations among the parties to the Tax Sharing Agreement. These contractual obligations consist of a $675 million receivable from Tyco International and Covidien related to our shared contingent tax liabilities, a $240 million liability applicable to Tyco International and Covidien contingent tax liabilities, and a $98 million liability under FIN 45 related to the estimated fair value of future indemnifications made under the Tax Sharing Agreement (see Note 9 to the Consolidated and Combined Financial Statements). The actual amounts that we may be required to ultimately accrue or pay under this agreement could vary depending upon the outcome of the unresolved tax matters, which may not be resolved for several years. See Note 12 to the Consolidated and Combined Financial Statements for additional information regarding our responsibility for contingent tax liabilities.

  Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part II. Item 1. Legal Proceedings" and Note 11 to the Consolidated and Combined Financial Statements for further information regarding legal proceedings.

        Prior to the announcement of the planned separation in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits, and ERISA related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien, which is described under "Part II. Item 1. Legal Proceedings—Legal Matters under Separation and Distribution Agreement."

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2007 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on our financial position, results of operations, or cash flows.

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations, or cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 to the Consolidated and Combined Financial Statements for a discussion of these liabilities.

        At September 29, 2006, we had an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, we exercised our right to buy these vessels for $280 million and, accordingly, the residual guarantee of $54 million was settled.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of all liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $98 million were recorded on the consolidated balance sheet at June 29, 2007. See additional information in Notes 9 and 12 to the Consolidated and Combined Financial Statements.

        We record estimated product warranty costs at the time of sale. For further information on estimated product warranty, see Note 9 to the Consolidated and Combined Financial Statements.

Recently Issued Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact that SFAS No. 159 will have on our results of operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We currently use a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The recognition provisions of SFAS No. 158 are effective at the end of fiscal 2007, while the measurement date provisions will become effective in fiscal 2009. We are currently assessing the impact of SFAS No. 158 on our Consolidated and Combined Financial Statements. Based on the funded status of our defined benefit and other postretirement plans as of September 29, 2006, we estimate that we would recognize an additional $219 million net liability through a reduction in shareholders' equity. The ultimate amounts recorded are highly dependent on estimates and assumptions, including the discount rate selected, future compensation levels, and performance of plan assets. Changes in any such estimate or assumption could increase or decrease the estimated impact of implementing SFAS No. 158.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact, if any, that SFAS No. 157 will have on our results of operations or financial position.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for us in the first quarter of fiscal 2008. We are currently assessing the impact that FIN 48 will have on our results of operations or financial position.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report.

        Among the risks that could cause our results to differ materially from those expressed in forward-looking statements are the risks described in "Part II. Item 1A. Risk Factors." There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We use forward currency exchange contracts and may use foreign currency options to manage our foreign currency exposures on accounts and notes receivable, accounts payable, intercompany loan balances, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the June 29, 2007 market rates would increase the unrealized value of our forward contracts by $265 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $324 million. A 10% appreciation of the U.S. dollar from the September 29, 2006 market rates would increase the unrealized value of our forward contracts by $6 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $8 million. However, such gains or losses on these contracts would be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

        We utilize established risk management policies and procedures in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty.

ITEM 4. CONTROLS AND PROCEDURES

        Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 26, 2008, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the fiscal year ending September 26, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act")) as of June 29, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of June 29, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 29, 2007.

        We are continuing to build our tax accounting resources and capabilities to remediate this material weakness, and are implementing new control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are undertaking steps to strengthen controls, including the following planned actions:

  •
  enhance policies and procedures relating to tax account reconciliation and analysis;

  •
  evaluate and augment tax accounting resources;

  •
  further specify and communicate to information providers requirements for tax jurisdiction specific information; and

  •
  further strengthen communication and information flows between the Tax department and the Controller's group.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Tyco Electronics Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period.

        In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our balance sheet and to record a corresponding charge, which could be significant in amount.

Tyco International Legal Proceedings

        Prior to the announcement of the planned separation in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits, and Employee Retirement Income Security Act ("ERISA") related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien, which is described below under "Legal Matters under Separation and Distribution Agreement." A description of the class actions and other matters subject to this liability sharing agreement follows below.

Securities Class Actions

        Tyco International and certain of its former directors and officers have been named as defendants in over 40 purported securities class action suits. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, Tyco International answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which Tyco International opposed on July 22, 2005. On July 5, 2005, Tyco International moved for revision of the court's October 14, 2004 order in light of a change in law, insofar as the order denied Tyco International's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the court denied Tyco International's motion. On April 4, 2006, plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco International securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied Tyco International's petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the court denied plaintiffs' motion for injunctive relief without prejudice.

Class Action Settlement

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported class action lawsuits. The actions previously had been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Hampshire and include Williams v. Tyco International Ltd., Brazen v. Tyco International Ltd., Philip Cirella v. Tyco International Ltd., Hromyak v. Tyco International Ltd., Myers v. Tyco International Ltd., Goldfarb v. Tyco International Ltd., Rappold v. Tyco International Ltd., Mandel v. Tyco International Ltd., and Schuldt v. Tyco International Ltd. and 23 other consolidated securities cases.

        The memorandum of understanding does not address the following securities cases, which remain outstanding: Stumpf v. Tyco International Ltd., New Jersey v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski. The proposed settlement does not release claims arising under ERISA which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd.

        Under the terms of the memorandum of understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants, and ten other former directors and officers in consideration for the payment of $2,975 million from Tyco International to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers is not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement, and in consideration of a release of all claims against it by the parties to the memorandum of understanding, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the memorandum of understanding, L. Dennis Kozlowski, Mark H. Swartz, and Frank E. Walsh, Jr., also are excluded from the settling defendants, and the class will assign to Tyco International all of their claims against defendants Kozlowski, Swartz, and Walsh. In exchange, Tyco International will agree to pay to the certified class 50% of any net recovery against these defendants.

        The parties to the memorandum of understanding have agreed to use their best efforts to finalize and execute a final settlement agreement and to apply to the court for approval of the settlement agreement. The memorandum of understanding will be null and void if the settlement agreement does not receive final court approval. On July 13, 2007, the United States District Court for the District of New Hampshire granted preliminary approval of the settlement. In addition, Tyco International will have the right to terminate the settlement agreement in the event that more than a certain percentage of the certified class opts out of the settling class.

        Under the terms of the Separation and Distribution Agreement entered into on June 29, 2007, Tyco International, Covidien, and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement. Additionally, under the Separation and Distribution Agreement, the companies will share in the liability with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the total amount.

        In connection with the class action settlement, in the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million for which no tax benefit is available. In addition, we were allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The portions allocated to the Company are consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon Separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account will earn interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Under the Separation and Distribution Agreement, we have recognized $921 million for our portion of the escrow, a $2,972 million liability, and a $2,051 million receivable from Tyco International and Covidien for their portion of the liability. Tyco International and Covidien also have funded their portion of the settlement liability.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our financial position, results of operations, or cash flows.

        The actions subject to the memorandum of understanding are included in the descriptions below.

        Securities Class Action Proceedings.    An action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International. On October 25, 2006, the court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco International was not a party. On December 26, 2006, Tyco International filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. Before argument could be heard on the demurrer, the plaintiffs notified the court that they would file an amended complaint. The amended complaint was filed on July 9, 2007. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International's stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. The parties have agreed that they will negotiate a stipulation with a timetable for the defendants' responses to the amended complaint. The parties have also begun to engage in discovery, serving document requests and interrogatories.

        On November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco International, Tyco International's former auditors, and certain of Tyco International's former officers and directors. The complaint was amended on February 11, 2005.

As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud, and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Securities Exchange Act of 1934, Section 15 of the Securities Act of 1933, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims are also asserted against certain of the individual defendants under Section 20A of the Securities Exchange Act of 1934, and for violation of the New Jersey RICO statute; against Tyco International under Section 12(a)(2) of the Securities Act of 1933, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco International and certain of the individual defendants under Section 14(a) of the Securities Act of 1933 and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco International, its former auditors, and certain of the individual defendants under Section 11 of the Securities Act of 1933, and for violation of, and conspiracy to violate the New Jersey RICO statute; and against Tyco International's former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and Tyco International's former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of Tyco International's former executives; their improper use of Tyco International's funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco International moved to dismiss in part the amended complaint. On June 11, 2007, the court granted in part and denied in part Tyco International's motion to dismiss the amended complaint. Many of the above plaintiffs' claims remain pending. The plaintiffs have indicated that they intend to file an amended complaint.

        On October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on Section 11 of the Securities Act of 1933, Section 15 of the Securities Act, Section 10(b) of the Securities Exchange Act of 1934, and Section 20(a) of the Exchange Act. In orders dated September 2, 2005 and January 6, 2005, the court denied Tyco International's motion to dismiss. On June 12, 2007, the court certified a purported class consisting of all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000 registration statement and prospectus for TyCom's initial public offering, or on the open market between July 26, 2000 and December 17, 2001. On June 26, 2007, Tyco International filed a Rule 23(f) petition seeking leave to appeal the class certification order. The petition is pending.

        Tyco International appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd., et al. to the Circuit Court for Cook County, Illinois and Hromyak v. Tyco International Ltd., et al., Goldfarb v. Tyco International Ltd., et al., Mandel v. Tyco International Ltd., et al., Myers v. Tyco International Ltd., et al., Rappold v. Tyco International Ltd., et al., and Schuldt v. Tyco International Ltd., et al. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss Tyco International's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed Tyco International's appeal. Tyco International moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt and to dismiss Hromyak. On July 8, 2005, the Circuit Court for Palm Beach County granted in part and denied in part the motion to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The court also granted Tyco International's motion to dismiss Hromyak, and the Florida District Court of Appeal affirmed the dismissal. These cases were included in the proposed settlement of the securities class action, which is contingent upon these cases being dismissed.

        After filing an initial complaint on June 26, 2002, plaintiff Lionel I. Brazen filed an amended class action complaint, on March 10, 2005, in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for common shares of Tyco International pursuant to the joint proxy statement and prospectus, and the registration statement in which it was included, in connection with the October 17, 2000 merger of Tyco International and Mallinckrodt, Inc. This case was included in the proposed settlement of the securities class action, which is contingent upon this case being dismissed.

        On April 29, 2005, an action was filed against Tyco International in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et. al. Plaintiff named as additional defendants Tyco International's current Chief Executive Officer, Edward Breen, former Chief Financial Officer, David FitzPatrick, former Executive Vice President and General Counsel, William Lytton, current members of Tyco International's board of directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco International's board of directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, Mackey McDonald, James Pasman, Peter Slusser and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco International filed a motion to dismiss the complaint and the court granted the motion to dismiss on June 13, 2007.

        On January 31, 2003 a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International Ltd., et al. Plaintiff named as defendants Tyco International Ltd., Dennis Kozlowski, Mark H. Swartz, and Mark A. Belnick. The Judicial Panel on Multidistrict Litigation has transferred the action to the United States District Court for the District of New Hampshire. This case was included in the proposed settlement of the securities class action, which is contingent upon this case being dismissed.

        A complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et. al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., L. Dennis Kozlowski, Tyco International's former Chairman and Chief Executive Officer, Mark H. Swartz, Tyco International's former Chief Financial Officer and Director, and Juergen W. Gromer, currently President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. Claims against Messrs. Kozlowski, Swartz and Gromer are also asserted under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and Section 20A of the Exchange Act, as well as Sections 11, 12(a)(2) and 15 of the Securities Act. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

        The Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, et al., an action relating to plaintiff's employment, 401(k) and pension plans and ownership of Tyco International stock may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the

United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International answered plaintiff's amended complaint.

        Plaintiff moved to remand Davis v. Kozlowski, et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, Tyco International moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco International's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco International removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the case to the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the Judicial Panel on Multidistrict Litigation to vacate the Conditional Transfer Order on March 9, 2007. Tyco International filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, Tyco International filed its opposition to plaintiffs' remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007. On May 31, 2007, the Judicial Panel on Multidistrict Litigation denied the motion to vacate the conditional transfer order. On June 15, 2007, the Judicial Panel on Multidistrict Litigation transferred the case back to the United States District Court for the District of New Hampshire.

Shareholder Derivative Litigation

        An action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, et al., alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement and engaged in self-dealing in connection with certain Tyco International accounting practices, individual board members' use of Tyco International funds, and the financial disclosures of certain mergers and acquisitions. It is further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, plaintiffs resumed the Levin action. On September 22, 2005, Tyco International filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the court's November 14, 2006 order dismissing the complaint and briefing is in progress.

ERISA Litigation and Investigation

        Tyco International and certain of its current and former employees, officers and directors, have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco International's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco International's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco International's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, Tyco International's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, Tyco International answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, Tyco International and certain individual defendants filed a motion for reconsideration of the court's January 12, 2005 order, insofar as it related to the Tyco International Retirement Committee. On May 25, 2005, the court denied the motion for reconsideration. On July 11, 2005, Tyco International and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the United States Court of Appeals for the First Circuit denied Tyco International's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco International did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

Tyco International Litigation Against Former Senior Management

        Tyco International, Ltd. v. L. Dennis Kozlowski, United States District Court, Southern District of New York, No. 02-CV-7317, filed September 12, 2002, amended April 1, 2003. Tyco International filed a civil complaint against Tyco International's former Chairman and Chief Executive Officer, L. Dennis Kozlowski, for breach of fiduciary duty and other wrongful conduct. Tyco International amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco International employees; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by Tyco International as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Mr. Kozlowski filed a motion to dismiss or stay the case and compel arbitration, which was denied on March 16, 2004, with one exception relating to the arbitration of a claim asserting the fraudulent inducement of Mr. Kozlowski's retention agreement. On April 9, 2004, Mr. Kozlowski filed an answer, affirmative defenses, and counterclaims, seeking amounts allegedly due pursuant to his purported retention agreement, life insurance policies, and other arrangements. Tyco International filed its reply to the counterclaims on April 29, 2004. Discovery in this and the other affirmative cases is proceeding.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, the jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy, and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco International of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco International, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski is made pending the outcome of his appeal.

        Tyco International, Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), filed April 1, 2003. Tyco International filed an arbitration claim against Mark H. Swartz, its former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, Tyco International filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco International employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion and constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by Tyco International as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Mr. Swartz moved to dismiss Tyco International's complaint and to compel arbitration of the parties' respective claims. The court denied Mr. Swartz's motion and he has appealed the court's decision to the United States Court of Appeals for the First Circuit. His appeal was heard on December 8, 2004. The First Circuit affirmed the District Court's decision on September 7, 2005. Discovery in this and the other affirmative cases is proceeding.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, the jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco International of $134 million within one year and Mr. Swartz was ordered individually to pay restitution to Tyco International of an additional $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to Tyco International in the amount of $38 million. The payment by Mr. Swartz is made pending the outcome of his appeal.

        Tyco International, Ltd. v. L. Dennis Kozlowski and Mark H. Swartz, United States District Court Southern District of New York, No. 02-CV-9705, filed December 6, 2002. Tyco International filed a civil complaint against its former Chairman and Chief Executive Officer and former Chief Financial Officer and director pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of short-swing profits from prohibited transactions in Tyco International's common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees and costs. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Messrs. Kozlowski and Swartz moved to dismiss the claims against them based upon the statute of limitations. On March 16, 2004, the court granted the defendants' motion to dismiss in part with leave for Tyco International to file an amended complaint. Tyco International filed an amended complaint on May 14, 2004. The defendants moved to dismiss certain claims in the amended complaint on June 28, 2004. The defendants' motion to dismiss was denied on April 21, 2005. The defendants' motion to extend time to answer the complaint until thirty days after the conclusion of deliberations in the criminal trial was granted on May 17, 2005. Both defendants filed their answers on July 18, 2005. Discovery in this and the other affirmative cases is proceeding.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002. Tyco International filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Walsh of a $20 million payment in connection with Tyco International's 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment and a constructive trust, and seeks recovery for all of the losses suffered by Tyco International as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco International, which was deposited by Tyco International in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Tyco International's claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

Subpoenas and Document Requests From Governmental Entities

        Tyco International and others have received various subpoenas and requests from the Securities and Exchange Commission ("SEC"), the U.S. Department of Labor, the General Service Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls. We and Tyco International are cooperating with these investigations and are complying with these requests.

        The U.S. Department of Labor served document subpoenas on Tyco International and Fidelity Management Trust Company for documents concerning the administration of the Tyco International Retirement Savings and Investment Plans. The current focus of the Department of Labor's inquiry concerns the losses allegedly experienced by the plans due to investments in Tyco International's stock. The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed Tyco International of any intention to do so. Tyco International is continuing to cooperate with the Department of Labor's investigation.

        Tyco International has advised us that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, which might result from an adverse resolution of these matters. As a result, our share of such potential losses is also not estimable and may have a material adverse effect on our financial position, results of operations, or cash flows.

Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. During 2005 and 2006, Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had and, after the separation, we will continue to have communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco International and FCPA requirements. At this time, we cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

Legal Matters under Separation and Distribution Agreement

        As a party to the Separation and Distribution Agreement among us, Tyco International, and Covidien which governs the relationships among us, Tyco International, and Covidien and provides for the allocation among us, Tyco International, and Covidien of Tyco International's assets, liabilities, and obligations attributable to periods prior to the respective separations from Tyco International, we have assumed the liability for, and control of, all pending and threatened legal matters related to our own business or assumed or retained liabilities, and will indemnify the other parties for any liability arising out of or resulting from such assumed legal matters.

        Each party to a claim will agree to cooperate in defending any claims against two or more parties for events that took place prior to, on or after June 29, 2007, the date of the separation. Tyco International initially will act as managing party and manage and assume control of all legal matters related to any assumed Tyco International contingent liability or Tyco International contingent asset, including settlement of such legal matters. In the event of the bankruptcy or insolvency of Tyco International, Covidien will become the managing party. In addition, in the event of a change in control of the managing party, a change in the chief executive officer of the managing party, or a change in the majority of the board of directors of the managing party, the managing party may be changed by the vote of two of the three parties to the Separation and Distribution Agreement. Moreover, on an annual basis the parties to the Separation and Distribution Agreement will determine whether or not to change the managing party and the vote of two of the three parties will be sufficient to effect such change. Each of us, Covidien, and Tyco International will cooperate fully with the applicable managing party in connection with the management of such assets and liabilities. All costs and expenses related thereto shall be shared equally by these three parties. If any party defaults in payment of its portion of any assumed Tyco International contingent liability or the cost of managing any Tyco International contingent asset, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party.

ITEM 1A. RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in our Information Statement (Exhibit 99.1) included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2007 ("Information Statement"), other than changes to the risk factor below titled "We may be unable to refinance indebtedness of $2,882 million outstanding under our unsecured senior bridge loan facility on a timely basis or on commercially reasonable terms." The risk factors disclosed in our Information Statement, as updated below, in addition to the other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

        We may be unable to refinance indebtedness of $2,882 million outstanding under our unsecured senior bridge loan facility on a timely basis or on commercially reasonable terms.

        As of June 29, 2007, we had outstanding $2,882 million under our unsecured senior bridge loan facility. We may be unable to refinance this indebtedness on a timely basis or on commercially reasonable terms, which may have a material adverse effect on our financial condition, operations and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
2.1	Separation and Distribution Agreement by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
3.1	Amended and Restated Bye-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.1
Tax Sharing Agreement by and among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.2
364-day Senior Bridge Loan Agreement among Tyco International Ltd., Tyco International Group S.A., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.3
Amendment No. 1 to 364-day Senior Bridge Loan Agreement among Tyco International Ltd., Tyco International Group S.A., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of May 25, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.4
Five-Year Senior Credit Agreement among Tyco International Ltd., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.5
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.6
Guarantor Assumption Agreement by and among Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on July 5, 2007).
10.7	Tyco Electronics Ltd. 2007 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-144355) filed on July 5, 2007).
10.8	Tyco Electronics Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-144355) filed on July 5, 2007).
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Date: August 13, 2007

QuickLinks

PART I. FINANCIAL INFORMATION
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
TYCO ELECTRONICS LTD. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Consolidating Statement of Operations For the Nine Months Ended June 30, 2006
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Liquidity and Capital Resources
Backlog
Commitments and Contingencies
Off-Balance Sheet Arrangements
Recently Issued Accounting Pronouncements
Forward-Looking Information
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES