Form 10-K
period 2007-09-28
Tyco Electronics Ltd.
filed 2007-12-14
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Second Floor, 96 Pitts Bay Road, Pembroke HM 08, Bermuda
(Address of principal executive offices)

441-294-0607
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value $0.20	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        As of March 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 29, 2007, the effective date of the registrant's separation from Tyco International Ltd., was $19,404,072,239. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        The number of common shares outstanding as of December 11, 2007 was 494,220,968.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2008 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

TYCO ELECTRONICS LTD.
TABLE OF CONTENTS

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

        The risk factors discussed in "Risk Factors" and other risks identified in the Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ii

PART I

ITEM 1.    BUSINESS

Overview

        Tyco Electronics Ltd. ("we," "Tyco Electronics," or the "Company") is a leading global provider of engineered electronic components, network solutions, wireless systems, and undersea telecommunication systems. We design, manufacture, and market products for customers in industries from automotive, appliance, and aerospace and defense to telecommunications, computers, and consumer electronics. Our products are produced in approximately 120 manufacturing sites in over 25 countries. With over 8,000 engineers and worldwide manufacturing, sales, and customer service capabilities, Tyco Electronics' commitment is our customers' advantage.

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of Tyco International Ltd. ("Tyco International"). For the period following its incorporation, Tyco Electronics Ltd. did not engage in any significant business activities and held minimal assets. In connection with our separation from Tyco International, the equity interests in the entities that hold all of the assets and liabilities of Tyco International's electronics businesses were transferred to Tyco Electronics.

        Our business was formed principally through a series of acquisitions, from fiscal 1999 through fiscal 2002, of established electronics companies and divisions, including the acquisition of AMP Incorporated and Raychem Corporation in fiscal 1999 and the Electromechanical Components Division of Siemens and OEM Division of Thomas & Betts in fiscal 2000. These companies each have more than 50 years of history in engineering and innovation excellence. We operated as a segment of Tyco International prior to our separation.

        Effective June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics to its common shareholders. Tyco Electronics Ltd. became an independent, publicly traded company owning the former electronics businesses of Tyco International Ltd.

        Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2007 net sales contribution of each segment, and the key products and markets that we serve:

Segment
	Electronic Components		Network Solutions		Wireless Systems		Undersea Telecommunications
% of Fiscal 2007 Net Sales
	75%		14%		7%		4%
Key Products	• • • • • • • •	Connector systems Relays Heat shrink tubing Fiber optics Circuit protection devices Wire and cable Touch screens Application tooling	• • • • • • •	Connector systems Heat shrink tubing Fiber optics Wire and cable Racks and panels Intelligent building controls Network interface devices	• • •	Land mobile radios and systems Radio frequency components and subsystems Radar systems	•	Undersea telecommunication systems
Key Markets	• • • • • • •	Automotive Computer Communication equipment Appliance Industrial machinery Aerospace and defense Consumer electronics	• • •	Energy Communication service providers Building networks	• • • •	Public safety Communication equipment Aerospace and defense Automotive	• •	Communication service providers Oil and gas

See Note 24 to the Consolidated and Combined Financial Statements for certain segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Global leader in passive components.  With net sales of approximately $13.5 billion in fiscal 2007, we are significantly larger than many of our competitors. In the $40 billion fragmented connector industry, our net sales were approximately $8 billion in fiscal 2007. We have established a global leadership position in the connector industry with leading market positions in the following markets:

  •
  Automotive—#1

  •
  Computers and peripherals—#1

  •
  Industrial—#1

  •
  Telecom/data communications—#2

    Our scale provides us the opportunity to accelerate our sales growth by making larger investments in existing and new technologies in our core markets and to expand our presence in emerging markets. Our leadership position also provides the opportunity to lower our purchasing costs by developing lower cost sources of supply and to maintain a flexible manufacturing footprint worldwide that is close to our customers' locations.

  •
  Strong customer relationships.  As an industry leader, we have established close working relationships with our customers. These relationships allow us to anticipate and be responsive to customer needs when designing new products and new technical solutions. By working with our customers in developing new products and technologies, we believe we are able to identify and act on trends and leverage knowledge about next-generation technology across our products. In addition, we operate a broad Global Account Management program through which we maintain close working relationships with the key customers in the end markets that we serve.

  •
  Process and product technology leadership.  We employ over 8,000 engineers dedicated to product research, development, and engineering. Our investment of $600 million per year in product and process engineering and development together with our capital spending of nearly $900 million in fiscal 2007, enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

  •
  Diverse product mix and customer base.  We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries and our relationships with them typically date back many years. We believe that this diversified customer base reduces our exposure to a particular end market and therefore the variability of our financial performance, and provides us an opportunity to leverage our skills and experience across markets. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

  •
  Balanced geographic sales mix.  We have an established manufacturing presence in over 25 countries and our sales are global. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile. In addition, our strategy is to continue to increase the percentage of production from low-cost countries.

  •
  Strong and experienced management team.  We believe we have a management team that has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer, President, and segment leaders average more than 20 years of experience in the electronics industry. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry.

Our Strategy

        Our goal is to be the world leader in providing custom-engineered electronic components and solutions for an increasingly connected world. We believe that in achieving this goal we will increase net sales and profitability across our segments in the markets that we serve. Our business strategy is based upon the following priorities:

  •
  Continue to focus our existing portfolio.  As part of our strategy, we regularly review and will consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. Some of these divestitures may have a material impact on our Consolidated Financial Statements, and we currently believe these divestitures, including the Power Systems business and other product exits, could reduce our consolidated net sales by approximately 15%. We have made strategic divestitures in the past and expect that we may make additional divestitures in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Divestitures and Manufacturing Simplification."

  •
  Leverage our market leadership position to increase our market share.  We are the global leader in many of the markets that we serve. For example, within our Electronic Components segment, we are the leading global supplier of connectors and connector systems to the automotive, computers and storage, and industrial markets. We believe that these and other markets are critical to our success and that we must continue to strengthen our leadership position in these markets. We plan to capitalize on the expected growth in these markets by leveraging our significant scale in the industry, the breadth of our product portfolio, our established relationships and leading specification positions with our customers, and our extensive worldwide distribution channels.

  •
  Achieve market leadership in attractive and under-penetrated industries.  We plan to accelerate growth in end-user markets in which we do not have the number one market share but which we believe have attractive growth and profitability characteristics. These markets include: aerospace and defense, consumer electronics, mobile phone, and medical markets with respect to our Electronic Components segment; the land mobile radio market with respect to our Wireless Systems segment; and the energy and communication service provider market with respect to our Network Solutions segment. We believe that we can further leverage our customer service and our new product and technology capabilities in order to achieve a leading position in these markets.

  •
  Extend our leadership in key emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, and India, which we expect will experience higher growth rates compared to that of more developed regions in the world. In fiscal 2007, we generated $1.6 billion of net sales from China, $937 million of net sales in Eastern Europe, and $168 million of net sales in India. We have been increasing our sales and marketing, engineering, and manufacturing resources in these emerging regions in order to more fully capitalize on our skills and technologies. We believe that expansion in these regions will enable us to grow faster than the overall global market.

  •
  Supplement organic growth with strategic acquisitions.  We will evaluate and selectively pursue strategic acquisitions that strengthen our market position, enhance our existing product offering, enable us to enter attractive markets, expand our technological capabilities, and provide synergy opportunities.

  •
  Improve operating margins.  We intend to continue to increase our productivity and reduce our manufacturing costs. We plan to achieve this through best in class in manufacturing, enhancing our purchasing strategy by strengthening our procurement organization and simplifying our vendor base, and further implementing strategic programs such as our Six Sigma initiative. We also plan to continue to simplify our global manufacturing footprint, both by migrating facilities from high cost to low cost countries and by consolidating within countries. With respect to our manufacturing rationalization plan, we expect to incur restructuring charges of approximately $130 million in fiscal 2008 and up to $250 million from fiscal 2009 through 2010. These initiatives are designed to help us to maintain our competitiveness in the industry.

  •
  Accelerate new product development through research and development excellence.  We seek to continue to increase the percentage of our annual net sales from products launched within the previous year. In fiscal 2007, we derived 15% of our net sales from new products launched within the previous fiscal year. In order to accomplish this goal, we intend to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2007	2006	2005
Electronic Components	75%	76%	77%
Network Solutions	14	14	13
Wireless Systems	7	7	8
Undersea Telecommunications	4	3	2

Total	100%	100%	100%

  Electronic Components

        Our Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, circuit protection devices, touchscreens, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, consumer electronics, communication equipment, appliance, aerospace and defense, industrial machinery, and instrumentation markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex telecommunications and computer equipment.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive, telecommunications, industrial, and aerospace industries, including electric sunroofs, anti-lock braking systems, and fuel injection coils for the automotive industry, signal and power relay technologies for the telecommunications industry, and high-performance products for the aerospace industry.

  •
  Heat Shrink Tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

  •
  Fiber Optics.  We manufacture fiber optic connectors, cable assemblies, adapters, and accessories. We provide highly engineered products that connect, configure, and control light.

  •
  Circuit Protection Devices.  We offer a range of circuit protection devices, which limit the flow of high current during fault conditions and automatically reset when the fault is cleared and power to the circuit is removed. We also offer surface-mount fuses, surge protectors, gas discharge tubes for overvoltage protection, and electrostatic discharge protection devices.

  •
  Wire and Cable.  We provide highly engineered cable and wire products to the data transmission, aerospace, automotive, telecommunications, industrial, and medical markets. We offer a broad range of cable, including UTP and PVC ribbon cables, SCSI and IEEE 1394 computer cables, NASA-spec cable, and other cables suitable for use in the aerospace industry.

  •
  Touch Screens.  We develop, manufacture, and market a complete line of touch products for transactional kiosks, point-of-sale terminals, machine and process control, and automated teller machines. We offer component touch systems for original equipment manufacturers and a broad line of standard and custom LCD and CRT touch monitors. We believe that we are an industry leader in advancing surface wave, resistive, infrared, and capacitive technologies.

  •
  Application Tooling.  We offer a broad portfolio of hand tools, semi-automatic bench machines, and fully-automatic machine systems for processing terminal products.

        In addition to the above product families which represent in excess of 90% of the Electronic Components segment net sales, we also offer battery assemblies, identification products, antennas, magnetics, sensors, switches, and resistors.

  Network Solutions

        Our Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for telecommunications and energy markets. These components include connectors, above and below-ground enclosures, heat shrink tubing, cable accessories, surge arrestors, fiber optic cabling, copper cabling, and racks for copper and fiber networks. This segment also provides electronic systems for test access and intelligent cross-connect applications as well as integrated cabling solutions for cabling and building management. The products are grouped into the following product families:

  •
  Connector Systems and Components.  We offer an extensive range of low, medium, and high-voltage connectors and splices, cable assemblies, sealing systems, terminals, fittings, lugs and clamps, transmission line fittings, splice closures, grounding hardware, and wall and floor outlets for voice and data connection to local area networks.

  •
  Heat Shrink Tubing.  We offer heat shrink tubing, heat-shrinkable splice closures, wrap-around sleeves, and molded parts designed to better protect both high and low-voltage circuits against harsh aerial, buried, and above-ground environments.

  •
  Fiber Optics.  We provide fiber optic connectors, splices, fiber optic splice closures, fiber management systems, high density cable assemblies, couplers and splitters, and complete cabling systems. These products find use in both local-area and wide-area networks, and emerging "Last-Mile" Fiber-to-the-Home installations.

  •
  Wire and Cable.  We provide wire and cable for indoor and outdoor use in office, factory floor, school, and residential voice, data, and video networks, including copper and fiber optic distribution cables, shielded and unshielded twisted-pair cables, armored cable, and patch cords.

  •
  Racks and Panels.  We provide racks and panels that are used to integrate, organize, and manage fiber and copper cables and splices, thereby simplifying installation, maintenance, and upgrades for both exchange/head end and customer premise environments.

        In addition to the above product families which represent in excess of 90% of the total Network Solutions segment net sales, the segment also sells insulators, surge arrestors, power measurement products, CATV accessories, network interface devices, raceway systems, and duct accessories.

  Wireless Systems

        Our Wireless Systems segment is an innovator of wireless technology for critical communications, radar, and defense applications. The segment's products include radio frequency components and subassembly solutions such as silicon and gallium arsenide semiconductors, radar sensors, radio frequency identification components, microwave subsystems, and diodes and land mobile radio systems and related products. These products are sold primarily to the aerospace and defense, public safety, communication equipment, and automotive markets and are grouped into the following product families:

  •
  Land Mobile Radio Systems and Products.  We provide state-of-the-art two-way mobile radio technology products and systems. These systems and products are used primarily by public safety and government organizations.

  •
  Radio Frequency Components and Subassembly Solutions.  We produce amplifiers, antennas, attenuators, diodes, signal generation, limiters, transistors, modulators, mixers and microwave, and millimeter wave integrated circuits.

  Undersea Telecommunications

        Our Undersea Telecommunications segment builds, designs, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2007 was as follows:

Markets	Percentage
Automotive	30%
Telecommunications	19
Computer	8
Energy	7
Aerospace and Defense	5
Appliance	4
Industrial Machinery	4
Consumer Electronics	2
Other	21

Total	100%

        Automotive.    The automotive industry uses our products in motor management systems, body electronic applications, safety systems, chassis systems, security systems, driver information, passenger entertainment, and comfort and convenience applications. Electronic components regulate critical vehicle functions, from fuel intake to braking, as well as information, entertainment, and climate control systems.

        Telecommunications.    Our products are used in telecommunications products, such as data networking equipment, switches, routers, wire line infrastructure equipment, wireless infrastructure equipment, wireless base stations, mobile phones, and undersea fiber optic telecommunication systems.

        Computer.    Our products are used in computer products, such as servers and storage equipment, workstations, notebook computers, desktop computers, and business and retail equipment.

        Energy.    The energy industry uses our products in power generation equipment and power transmission equipment. The industry has been investing heavily to improve, upgrade, and restore existing equipment and systems. In addition, this industry addresses the needs of emerging countries that are building out their energy infrastructure.

        Aerospace and Defense.    Our products are used in military and commercial aircraft, missile systems, satellites, space programs, and radar systems.

        Appliance.    Our products are used in many household appliances, including refrigerators, washers, dryers, dishwashers, and microwaves.

        Industrial Machinery.    Our products are used in factory automation and process control systems, photovoltaic systems, industrial motors and generators, and general industrial machinery and equipment.

        Consumer Electronics.    The consumer electronics industry uses our products to produce digital cameras, plasma and LCD televisions, electronic games, and DVD recorders and players.

        Other.    Our products are used in numerous products, including instrumentation and measurement equipment, medical equipment, commercial and building equipment, building network and cabling systems, and railway equipment. Other also includes products sold through third-party distributors.

Customers

        Our customers include automobile, telecommunication, computer, industrial, aerospace, and consumer products manufacturers that operate both globally and locally. Our customers also include contract manufacturers and third-party distributors. We serve over 200,000 customer locations in over 150 countries, and we maintain a strong local presence in each of the geographic areas in which we operate.

        Our net sales by geographic area as a percentage of our total net sales were as follows:

	Fiscal
	2007	2006	2005
Americas	37%	38%	39%
Europe/Middle East/Africa	36	35	36
Asia-Pacific	27	27	25

Total	100%	100%	100%

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for more than 10% of our net sales in fiscal 2007, 2006, or 2005. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

Raw Materials

        We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding, precious metals such as gold and silver for plating, and other metals such as copper, aluminum, brass, steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. These raw materials are generally available on world markets, and we purchase them from a limited number of suppliers in order to obtain the most competitive pricing. The prices of these materials are driven by global supply and demand dynamics. For many of these raw materials, the prices have continued to increase, as rapidly increasing demand has continued to outpace increases in supply.

Working Capital

        We consistently maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items.

Research and Development

        We are engaged in both internal and external research and development in an effort to introduce new products, to enhance the effectiveness, ease of use, safety, and reliability of our existing products, and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas where we may have technological or marketing expertise for possible investment or acquisition.

        Our research and development expense for fiscal 2007, 2006, and 2005 was as follows:

	Fiscal
	2007	2006	2005
	(in millions)
Electronic Components	$341	$302	$286
Network Solutions	56	50	34
Wireless Systems	99	92	82
Undersea Telecommunications	24	23	22

Total	$520	$467	$424

        Our research, development, and engineering efforts are supported by approximately 8,000 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions introduced during the past year, comprised approximately 15% of our net sales for fiscal 2007.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2007, our direct sales represented 84% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

        We maintain distribution centers around the world. Products are generally delivered to these distribution centers by our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products via road, rail, sea, and air.

Seasonality and Backlog

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and because unfilled orders may be canceled prior to shipment of goods. We experience a slight seasonal pattern to our business. The third fiscal quarter is typically the strongest quarter of our fiscal year, while the first fiscal quarter is negatively affected by winter holidays and the fourth fiscal quarter is negatively affected by European holidays. The second fiscal quarter is also affected by adverse winter weather conditions in certain of our end markets.

        Backlog by reportable segment at fiscal year end 2007 and 2006 was as follows:

	Fiscal
	2007	2006
	(in millions)
Electronics Components	$1,663	$1,513
Network Solutions	277	249
Wireless Systems	474	512
Undersea Telecommunications	560	327

Total	$2,974	$2,601

        We expect that the majority of our backlog at September 28, 2007 will be filled during fiscal 2008.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally on the basis of breadth of product offering, product innovation, price, quality, and service. Our markets have generally been growing but with downward pressure on prices.

  •
  Electronic Components.    This segment competes against numerous companies, including Molex, Amphenol, FCI, JST, and Omron.

  •
  Network Solutions.    This segment's major competitors include Corning, Commscope, and 3M.

  •
  Wireless Systems.    This segment's land mobile radio business competes primarily against Motorola. Our radio frequency component and subassembly products face a wide variety of competitors, including Herley, RF Micro Devices, Skyworks, and TriQuint.

  •
  Undersea Telecommunications.    This segment primarily competes with Alcatel-Lucent.

Intellectual Property

        Patents and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property claims of others.

        We own a large portfolio of patents that principally relate to electrical and electronic products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the trademarks.

        While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents.

Employees

        As of September 28, 2007, we employed approximately 94,000 people worldwide, of whom 29,000 were in the Americas region, 27,000 were in the Europe/Middle East/Africa region, and 38,000 were in the Asia-Pacific region. Of our total employees, approximately 58,000 were employed in manufacturing and 22,000 were represented by collective bargaining agreements. Approximately 55% of our employees were based in low cost countries, primarily China. We believe that our relations with our employees are satisfactory.

Government Regulation and Supervision

        The import and export of products are subject to regulation by the United States and other countries. A small portion of our products, including defense-related products, may require governmental import and export licenses, whose issuance may be influenced by geopolitical and other events. We have a trade compliance organization and other systems in place to apply for licenses and otherwise comply with such regulations. Any failure to maintain compliance with domestic and foreign trade regulation could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction.

Environmental

        We are committed to complying with all applicable environmental, health, and safety laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards, staff dedicated to environmental, health, and safety issues, periodic compliance auditing, training, and other measures. We have a program for compliance with the European Union ("EU") RoHS and WEEE Directives, the China RoHS law, and similar laws.

        We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $12 million to $23 million. As of September 28, 2007, we believe that the best estimate within this range is approximately $16 million.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.tycoelectronics.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC.

        The public may also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

Risks Relating to Our Business

        We face the following risks in connection with the general conditions and trends of our industry and the end markets we serve.

        We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors.

        We are dependent on market acceptance of new product introductions and product innovations for continued revenue growth.

        The markets in which we operate are subject to rapid technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands.

        Like other suppliers to the electronics industry, we are subject to continuing pressure to lower our prices.

        Over the past several years we have experienced, and we expect to continue to experience, pressure each year to lower our prices. In recent years, we have experienced price erosion averaging from 2% to 4%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our financial condition, results of operations, and cash flows.

        The life cycles of our products can be very short.

        The life cycles of certain of our products can be very short relative to the development cycles. As a result, the resources devoted to product sales and marketing may not result in material revenue, and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover and we were not able to compensate for those expenses, our financial condition, results of operations, and cash flows would be materially and adversely affected.

        Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations, and cash flows.

        In addition to our announced divestiture of Power Systems, we continue to evaluate the performance of all of our businesses and may sell businesses or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition, results of operations, and cash flows. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

        We may be negatively affected as our customers and vendors continue to consolidate their supply base.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the automotive, telecommunications, computer, and aerospace and defense industries. As our customers buy in larger volumes, their volume buying power has increased, and they have been able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

        We are dependent on the automotive industry.

        Approximately 30% of our net sales for fiscal 2007 were to customers in the automotive industry. The automotive market is dominated by several large manufacturers that can exert significant price pressure on their suppliers.

        In addition, as a supplier of automotive electronics products, our sales of these products and our profitability could be negatively affected by changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automobile manufacturers. Demand for our automotive products also is linked to consumer demand for automobiles, which may be adversely affected by negative trends in consumer demand.

        We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 19% of our net sales for fiscal 2007 came from sales to the telecommunications industry. Demand for these products is subject to rapid technological change. These markets are dominated by several large manufacturers who can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our failure to do so would materially impair our financial condition, results of operations, and cash flows.

        Approximately 10% of our net sales for fiscal 2007 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends primarily on underlying business and consumer demand for new computer and consumer electronics products. The amount of this demand and therefore our sales and profitability will be affected by a variety of factors, including the rate of technological change, degree of consumer acceptance of new products, and general economic conditions. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

        Cyclical industry and economic conditions may adversely affect our financial condition, results of operations, and cash flows.

        We are heavily dependent on the end-market industry dynamics for our products, and our operating results can be adversely affected by the cyclical demand patterns of these markets. For example, the telecommunications industry, which accounted for approximately 19% of our net sales in fiscal 2007, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The aerospace and defense industry, which accounted for 5% of our net sales in fiscal 2007, has similarly undergone significant fluctuations in demand, depending on worldwide economic and political conditions. These periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

        Our results are sensitive to raw material availability, quality, and cost.

        We are a large buyer of resin, copper, gold, brass, steel, chemicals and additives, and zinc. Many of these raw materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including copper and gold, has increased dramatically in recent years. Over the last three years, we have only been able partially to offset these increases through higher selling prices. Our financial condition, results of operations, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are continued significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our financial condition, results of operations, and cash flows.

        Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 67% of our net sales for fiscal 2007 were derived from sales in non-U.S. markets, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur from time to time and, in some instances, may have a significant effect on our financial condition, results of operations, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to the contracts, our efforts to manage these risks might not be successful.

        We may use components and products manufactured by third parties.

        We may rely on third-party suppliers for the components used in our products, and we may rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our financial condition, results of operations, and cash flows could be adversely affected if such third parties lack sufficient quality control or if there are significant changes in their financial or business condition. We also have third-party arrangements for the manufacture of certain products, parts, and components. If these third parties fail to deliver quality products, parts, and components on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

        Our future success is substantially dependent on our ability to attract and retain highly qualified technical, managerial, marketing, finance, and administrative personnel.

        Our success depends upon our continued ability to hire and retain key employees at our operations around the world. We depend on highly skilled technical personnel to design, manufacture, and support our wide range of electronic components. Additionally, we rely upon experienced managerial, marketing, and support personnel to manage our business effectively and to successfully promote our wide range of products. Any difficulties in obtaining or retaining the necessary global management, technical, and human resource skills to achieve our objectives may have adverse affects on our financial condition, results of operations, and cash flows.

        If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the United States and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial, including distribution, agreements and practices with respect to the electrical components or other markets is found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our financial condition, results of operations, and cash flows could be adversely affected.

        We are subject to the risks of political, economic, and military instability in countries outside the United States.

        Non-U.S. markets account for a substantial portion of our business. During fiscal 2007, non-U.S. markets constituted over 67% of our net sales. We employ more than 77% of our workforce outside the United States. Our customers are located throughout the world and we have many manufacturing, administrative, and sales facilities outside the United States. Because of our extensive non-U.S. operations, we are exposed to risks that could negatively affect sales or profitability, including:

  •
  tariffs, trade barriers, and trade disputes;

  •
  regulations related to customs and import/export matters;

  •
  longer payment cycles;

  •
  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country as compared to the United States, and difficulties in repatriating in a tax-efficient manner cash generated or held abroad;

  •
  challenges in collecting accounts receivable;

  •
  employment regulations and local labor conditions;

  •
  difficulties protecting intellectual property;

  •
  instability in economic or political conditions, including inflation, recession, and actual or anticipated military or political conflicts; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        Many of our products that are manufactured outside of the United States are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and in fiscal 2007 12% of our net sales were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

        We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, and cash flows.

        Our operations expose us to the risk of material environmental liabilities, litigation, and violations.

        We are subject to numerous federal, state, local, and non-U.S. environmental protection and health and safety laws governing, among other things:

  •
  the generation, storage, use, and transportation of hazardous materials;

  •
  emissions or discharges of substances into the environment;

  •
  investigation and remediation of hazardous substances or materials at various sites; and

  •
  the health and safety of our employees.

        We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. Environmental laws outside of the United States are becoming more stringent, resulting in increased costs and compliance burdens.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal, and remedial costs under certain federal and state laws are retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar state environmental agencies that conditions at a number of formerly owned sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

        While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition and results of operations or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present, or future business activities.

        Our products are subject to various requirements related to chemical usage, hazardous material content, and recycling.

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction on Hazardous Substances, End of Life Vehicle and Waste Electrical and Electronic Equipment Directives, the EU REACH (chemical registration) Directive, the China law on Management Methods for Controlling Pollution by Electronic Information Products, and various other laws. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. We cannot predict the extent to which these laws will proliferate in other jurisdictions or expand to address other materials or other aspects of our product manufacturing and sale. These laws could make manufacture or sale of our products more expensive or impossible and could limit our ability to sell our products in certain jurisdictions.

        We are a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our financial condition, results of operations, and cash flows.

        In the ordinary course of business, we are a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, and product liability. In certain circumstances, patent infringement and anti-trust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our financial condition, results of operations, and cash flows.

        Covenants in our debt instruments may adversely affect us.

        Our bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Our outstanding indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of certain defaults under our credit facilities and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable and our lenders could terminate commitments to extend further credit under our bank credit facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

        Our indentures governing our outstanding senior notes contain covenants that may require us to offer to buy back the notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest, to the repurchase date, upon a change of control triggering event (as defined in the indentures). We cannot assure you that we will have sufficient funds available to repurchase the notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

        Downgrades of our debt ratings could adversely affect us.

        Certain downgrades by Moody's, Standard & Poor's, and Fitch may increase our cost of borrowing and make it more difficult for us to obtain new financing.

        Future acquisitions may not be successful.

        We will continue to investigate the acquisition of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offering. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our financial condition, results of operations, and cash flows could be materially and adversely affected.

        Future acquisitions could require us to issue additional debt or equity.

        If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

        Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our technology.

        The electronics industry is characterized by litigation regarding patent and other intellectual property rights. Within this industry, companies have become more aggressive in asserting and defending patent claims against competitors. There can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement or that we will not pursue litigation to protect our property rights. Depending on the size and importance of the patent or trademark in question, an unfavorable outcome regarding one of these matters may have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Relating to Our Separation from Tyco International

        Our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

        Our historical combined financial information for periods prior to our separation from Tyco International does not necessarily reflect the financial condition, results of operations, or cash flows that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

  •
  Prior to our separation, our business was operated by Tyco International as part of its broader corporate organization, rather than as an independent, publicly-traded company. In addition, prior to our separation, Tyco International and its affiliates performed significant corporate functions for us, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Our historical Combined Financial Statements reflect allocations of corporate expenses from Tyco International for these and similar functions.

  •
  Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically were satisfied as part of the company-wide cash management practices of Tyco International. As an independent company, we must obtain financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements.

  •
  Other significant changes may occur in our cost structure, management, financing, and business operations because we are operating as a company separate from Tyco International.

        We are responsible for a portion of Tyco International's contingent and other corporate liabilities, including those relating to shareholder litigation.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Covidien Ltd. ("Covidien"), and Tyco International have agreed to assume and be responsible for 31%, 42%, and 27%, respectively, of certain of Tyco International's contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation, any actions with respect to the separation plan or the distribution brought by any third party and tax liabilities for periods prior to and including the distribution date, June 29, 2007. For more information on the contingent tax liabilities, see "We share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities for tax periods prior to and including the distribution date." Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which were allocated 100% to the relevant company.

        If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

        Many lawsuits are outstanding against Tyco International, some of which relate to actions taken by Tyco International's former senior corporate management. On May 14, 2007, Tyco International entered into a proposed settlement with respect to most of its outstanding securities class action litigation. We do not believe that it is feasible to predict the final outcome or resolution of the unresolved proceedings. Although we will share any costs and expenses arising out of this litigation and any settlement thereof with Tyco International and Covidien, a failure to consummate the proposed settlement on the agreed terms or an adverse outcome from the unresolved proceedings or liabilities or other proceedings for which we have assumed joint and several liability under the Separation and Distribution Agreement could be material with respect to our financial condition, results of operations, and cash flows in any given reporting period.

        Tyco International has the right to control the defense and settlement of the class action settlement and other outstanding litigation, subject to certain limitations. The timing, nature, and amount of the class action settlement or any other settlement may not be in our best interests. Furthermore, in the event of any subsequent settlement, we may have limited notice before we would be required to pay our portion of the settlement amount. Moreover, Tyco International stipulated, pursuant to a court order, that we, Tyco International, and Covidien each will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties are jointly and severally liable for the defaulting party's obligations. In accordance with the stipulation, we, Covidien, and Tyco International agreed to assume and be responsible for 31%, 42%, and 27%, respectively, of the obligations arising from the Tyco International shareholder litigation.

        We share responsibility for certain of our, Tyco International's and Covidien's income tax liabilities for tax periods prior to and including the distribution date.

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        All the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, have become our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco International's, and Covidien's tax liabilities.

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that we have assessed as probable and estimable have been reflected as a liability in the Consolidated and Combined Financial Statements. The calculation of our tax liabilities involves dealing with the uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional income taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of tax liabilities.

        Under the Tax Sharing Agreement, Tyco International has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature, and amount of any settlement agreed to by Tyco International may not be in our best interests. Moreover, the other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties on or after the second anniversary of the distribution. All other tax audits will be administered, controlled, and settled by the party that would be responsible for paying the tax.

        The ownership by our executive officers and some of our directors of common shares, options, or other equity awards of Tyco International or Covidien may create, or may create the appearance of, conflicts of interest.

        Because of their former positions with Tyco International, substantially all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, and one of our non-employee directors, own common shares of Tyco International, options to purchase common shares of Tyco International, or other Tyco International equity awards, as well as common shares, options to purchase common shares, and other equity awards of Covidien. The individual holdings of common shares, options to purchase common shares, or other equity awards of Tyco International and Covidien may be significant for some of these persons compared to their total assets. These equity interests may create, or appear to create, conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Tyco International or Covidien in ways that do not benefit or affect us in the same manner.

        If the distribution or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

        Tyco International received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of our common shares and Covidien common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Covidien common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Covidien, and Tyco International regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize gain in an amount equal to the excess of the fair market value of our common shares and Covidien common shares distributed to Tyco International shareholders on the distribution date over Tyco International's tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

        In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us, Covidien, or Tyco International, the party responsible for such failure would be responsible for all taxes imposed on us, Covidien, or Tyco International as a result thereof. If such determination is not the result of actions taken after the distribution by us, Covidien, or Tyco International, then we, Covidien, and Tyco International would be responsible for 31%, 42%, and 27%, respectively, of any taxes imposed on us, Covidien, or Tyco International as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes.

        In some cases, we might have received better terms from unaffiliated third parties than the terms we received in our agreements with Tyco International and Covidien.

        The agreements related to our separation from Tyco International and Covidien, including the Separation and Distribution Agreement and the Tax Sharing Agreement, were negotiated in the context of our separation from Tyco International while we were still part of Tyco International and, accordingly, may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. The separation agreements were approved in consideration of the best interests of Tyco International's shareholders and may conflict with the interests of our securityholders.

        If we fail to comply with the requirements of Section 404 of Sarbanes-Oxley, our business prospects and the value of our securities could be adversely affected.

        Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 26, 2008, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the fiscal year ending September 26, 2008, management and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting. If we are unable to comply with these obligations or experience delays in reports of our management and outside auditors on our internal control over financial reporting, we might be unable to file timely with the SEC our annual or periodic reports and might be subject to regulatory and enforcement actions by the SEC and the New York Stock Exchange ("NYSE"), including delisting from the NYSE, securities litigation, events of default under our credit agreements, debt rating agency downgrades or rating withdrawals, and a general loss of investor confidence, any one of which could adversely affect the value of our securities and could adversely affect our business prospects.

        Subsequent to the filing of our Combined Financial Statements for fiscal 2006, 2005, and 2004 in the initial filing of our registration statement on Form 10 with the SEC, we determined that our Combined Financial Statements contained certain errors. The errors primarily resulted from the process of carving out certain income tax accounts from Tyco International's consolidated financial statements and related information. We substantially relied upon the processes at Tyco International to prepare our carve-out accounts for income taxes. We have determined that certain of those tax processes utilized by Tyco International in determining certain carve-out amounts for income taxes did not operate at a sufficient level of precision relative to our materiality for us to ensure that the carve-out accounts were materially correct. Concurrently, we determined that we did not have sufficient control processes in place to ensure that the information provided by Tyco International was complete and accurate and have concluded that the absence of these control processes was a material weakness in our internal control over financial reporting relating to income taxes.

        As of September 28, 2007, we evaluated the effectiveness of our disclosure controls and procedures and concluded the material weakness in our internal controls over financial reporting relating to accounting for income taxes has not been fully remediated.

        We are continuing to build our tax accounting resources and capabilities to remediate this material weakness, and are implementing new control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution by Tyco International. Similar limitations and restrictions apply to Covidien and Tyco International. The distribution may result in corporate level taxable gain to Tyco International under Section 355(e) of the Code if 50% or more, by vote or value, of our common shares, Covidien's common shares, or Tyco

International's common shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of Tyco International's common shares within two years before the distribution, and any acquisitions or issuances of our common shares, Covidien's common shares, or Tyco International's common shares within two years after the distribution, generally are presumed to be part of such a plan, although we, Covidien, or Tyco International may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of Tyco International's common shares within the two years before the distribution. If an acquisition or issuance of our common shares, Covidien's common shares, or Tyco International's common shares triggers the application of Section 355(e) of the Code, Tyco International would recognize taxable gain as described above, but such gain generally would not be subject to U.S. federal income tax. However, certain subsidiaries of Covidien or Tyco International or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

        Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, including entering into, approving, or allowing any transaction that results in a change in ownership of more than 35% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 35% or more of our common shares, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distribution, unless we obtain the consent of the other parties or we obtain a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or the internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. Covidien and Tyco International are subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as a tax-favored transaction under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party's acquisition of us at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our securityholders.

Risks Relating to Our Jurisdictions of Incorporation

        Legislation and negative publicity regarding Bermuda companies could increase our tax burden and adversely affect our financial condition, results of operations, and cash flows.

  Tax Legislation

        We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. The U.S. Congress has in the past considered legislation affecting the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions or companies' use of or relocation to offshore jurisdictions, including Bermuda. In October 2004, the U.S. Congress enacted such legislation, which did not, however, retroactively apply to us. We continue to assess the impact of the potential for U.S. federal legislative proposals relating to deductible payments from U.S. subsidiaries to foreign parents, as well as the impact of a recently released U.S. Treasury Department study. Concern about such deductible payments could result in tax proposals being introduced or modified in the U.S. Congress in the future and we cannot assure you that these proposals would not have adverse effects on us if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise adversely affecting our financial condition, results of operations, and cash flows.

  Negative Publicity

        There is continuing negative publicity regarding, and criticism of, U.S. companies' use of, or relocation to, offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or governmental agencies decline to do business with us as a result of any perceived negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

  Legislation Relating to Governmental Contracts

        Various U.S. federal and state legislative proposals that would deny governmental contracts to U.S. companies that move their corporate location abroad may affect us.

        The U.S. federal government and various states and municipalities have proposed or may propose legislation that would deny governmental contracts to U.S. companies that move their corporate location abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business.

        We are unable to predict whether the final form of the proposed legislation discussed above also would affect our indirect sales to the U.S. federal or state governments or the willingness of our non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact on us of any proposed legislation in this area and cannot assure you that the impact will not be materially adverse.

        Bermuda law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

        We are organized under the laws of Bermuda. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Bermuda would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States and Bermuda currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda.

        As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda, which differs in some material respects from laws generally applicable to United States corporations and shareholders, including differences relating to interested director and officer transactions, shareholder lawsuits, and indemnification. Likewise, the duties of directors and officers of a Bermuda company generally are owed to the company only. Shareholders of Bermuda companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Under Bermuda law, a company also may agree to indemnify directors and officers for any personal liability, not involving fraud or dishonesty, incurred in relation to the company. Thus, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Risks Relating to Our Common Shares

        The market price of our common shares may fluctuate widely.

        The market price of our common shares may fluctuate widely, depending upon many factors, including:

  •
  our quarterly or annual earnings;

  •
  changes in quarterly or annual sales or earnings guidance that we may provide;

  •
  actual or anticipated fluctuations in our operating results;

  •
  changes in accounting standards, policies, guidance, interpretations, or principles;

  •
  announcements by us or our competitors of significant acquisitions or dispositions;

  •
  changes in earnings estimates by securities analysts or our ability to meet those estimates;

  •
  the operating and stock price performance of comparable companies; and

  •
  overall market fluctuations and general economic conditions.

        Investors may be unable to accurately value our common shares.

        Investors often value companies based on the stock prices and results of operations of comparable companies. Currently, no public company exists that is directly comparable to our size, scale and product offerings. For these reasons, investors may find it difficult to accurately value our common shares, which may cause our common shares to trade below our true value.

        Certain provisions of our bye-laws may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that you might consider favorable.

        Our bye-laws contain provisions that could be considered "anti-takeover" provisions because they make it harder for a third-party to acquire us without the consent of our incumbent board of directors. Under these bye-law provisions:

  •
  shareholders may not remove directors without cause, change the size of the board of directors or, except in limited circumstances, fill vacancies on the board of directors;

  •
  shareholders may act only at shareholder meetings and not by written consent;

  •
  shareholders must comply with advance notice provisions for nominating directors or presenting other proposals at shareholder meetings;

  •
  restrictions will apply to any merger or other business combination (including an amalgamation under Bermuda law) between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors; and

  •
  our board of directors may without shareholder approval issue preferred shares and determine their rights and terms, including voting rights, or adopt a shareholder rights plan.

        These provisions, which may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by our shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate over 150 manufacturing, warehousing, and office locations in approximately 30 states in the United States. We also operate nearly 250 manufacturing, warehousing, and office locations in approximately 50 countries and territories outside the United States.

        We own approximately 20 million square feet of space and lease approximately 11 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in more than 25 countries worldwide. These manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to low-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and through the migration of manufacturing to low-cost countries.

        Our centers of manufacturing output at September 28, 2007 included sites in the following countries:

	Number of Manufacturing Facilities
	Electronic Components	Network Solutions	Wireless Systems	Undersea Telecommunications	Total
Americas:
United States	28	4	7	1	40
Mexico	5	1	—	—	6
Brazil	2	—	—	—	2
Canada	—	1	—	—	1
Europe/Middle East/Africa:
United Kingdom	3	5	1	—	9
Germany	4	3	—	—	7
India	5	1	—	—	6
France	3	1	—	—	4
Spain	3	1	—	—	4
Switzerland	3	1	—	—	4
Belgium	1	1	—	—	2
Czech Republic	2	—	—	—	2
Ireland	—	1	1	—	2
Italy	2	—	—	—	2
Austria	1	—	—	—	1
Hungary	1	—	—	—	1
Poland	1	—	—	—	1
Portugal	1	—	—	—	1
Asia-Pacific:
China	13	2	—	—	15
Japan	3	—	—	—	3
Australia	2	—	—	—	2
Indonesia	—	1	—	—	1
Korea	1	—	—	—	1
Malaysia	—	1	—	—	1
New Zealand	1	—	—	—	1
Singapore	1	—	—	—	1
Thailand	—	1	—	—	1

Total	86	25	9	1	121

        We estimate that our manufacturing production by region in fiscal 2007 was approximately: Americas—35%, Europe/Middle East/Africa—35%, and Asia-Pacific—30%.

        We expect that manufacturing production will continue to increase in the Asia-Pacific region as a percentage of total manufacturing as this region continues to experience strong growth and our customers' manufacturing continues to migrate to the region.

ITEM 3.    LEGAL PROCEEDINGS

Tyco Electronics Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our Consolidated and Combined Balance Sheet and to record a corresponding charge, which could be significant in amount.

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

Tyco International Legal Proceedings

        Prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class actions, shareholder lawsuits, and Employee Retirement Income Security Act of 1974 ("ERISA") related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien, which is described below under "—Legal Matters under Separation and Distribution Agreement." A description of the class actions and other matters subject to this liability sharing agreement follows below.

  Securities Class Actions

        Tyco International and certain of its former directors and officers have been named as defendants in over 40 purported securities class action lawsuits. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations. Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, Tyco International answered the plaintiffs' consolidated complaint. On January 14, 2005, lead plaintiffs made a motion for class certification, which Tyco International opposed on July 22, 2005. On July 5, 2005, Tyco International moved for revision of the court's October 14, 2004 order in light of a change in law, insofar as the order denied Tyco International's motion to dismiss the consolidated complaint for failure to plead loss causation. On December 2, 2005, the court denied Tyco International's motion. On April 4, 2006, plaintiffs filed a partial motion for summary judgment that was denied without prejudice to its later renewal. On June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco International securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." On June 26, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On September 22, 2006, the United States Court of Appeals for the First Circuit denied Tyco International's petition. On July 6, 2006, the lead plaintiffs filed in the United States District Court for the District of New Hampshire a motion for a permanent injunction against prosecution of the class action styled Brazen v. Tyco International Ltd., et al. that was certified by the Circuit Court for Cook County, Illinois. On October 26, 2006, the court denied plaintiffs' motion for injunctive relief without prejudice.

  Class Action Settlement

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The actions previously had been consolidated and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Hampshire and include Brazen v. Tyco International Ltd., et al., Philip Cirella v. Tyco International Ltd., et al., Hromyak v. Tyco International Ltd., et al., Myers v. Tyco International Ltd., et al., Goldfarb v. Tyco International Ltd., et al., Rappold v. Tyco International Ltd., et al., Mandel v. Tyco International Ltd., et al., Schuldt v. Tyco International Ltd., et al., and 24 other consolidated securities cases.

        The memorandum of understanding does not resolve the following securities cases, which remain outstanding: New Jersey v. Tyco International Ltd., et al., Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., Ballard v. Tyco International Ltd., et al., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski, et al. The proposed settlement does not release claims arising under ERISA which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd.

        Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers was not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement as a settling defendant, and in consideration of a release of all claims against it by the parties to the memorandum of understanding, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the memorandum of understanding, L. Dennis Kozlowski, Mark H. Swartz, and Frank E. Walsh, Jr. also are excluded from the settling defendants, and the class will assign to Tyco International all of their claims against defendants Kozlowski, Swartz, and Walsh. In exchange,

Tyco International will agree to pay to the certified class 50% of any net recovery against these defendants.

        The parties to the memorandum of understanding applied to the court for approval of the settlement agreement. On July 13, 2007, the United States District Court for the District of New Hampshire granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held. The court indicated it would approve the settlement and stated a formal ruling would be issued shortly. If the settlement agreement does not receive final court approval, the memorandum of understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. These individuals and entities may pursue their claims separately against Tyco International and any judgments resulting from such claims would not reduce the settlement amount. One entity, Franklin Mutual Advisers, LLC, filed a complaint against Tyco International on September 24, 2007 in an action captioned Franklin Mutual Advisers, LLC v. Tyco International Ltd. in the United States District Court for the District of New Jersey alleging violations of Section 11 of the Securities Act of 1933 ("Securities Act"), Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 18 of the Exchange Act in connection with the plaintiffs' purchases and sales of Tyco International securities between June 4, 2001 and April 30, 2002. The plaintiffs seek unspecified compensatory damages and reasonable attorneys' fees and costs. Tyco International has requested that this action be transferred to the United States District Court for the District of New Hampshire. Tyco International has advised us that it intends to vigorously defend this litigation. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the Franklin matter or other unasserted claims from individuals that have opted out.

        Under the terms of the Separation and Distribution Agreement entered into on June 29, 2007, each of Tyco International, Covidien, and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the settlement amount.

        In connection with the class action settlement, in the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, in fiscal 2007, we were allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers, of which $31 million has been collected. The portions allocated to Tyco Electronics are consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Under the Separation and Distribution Agreement, at fiscal year end 2007, we have recognized $928 million for our portion of the escrow, a $2,992 million liability, and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability. Tyco International and Covidien also have funded their portion of the settlement liability.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our financial position, results of operations, or cash flows.

  Securities Class Action Proceedings

        After filing an initial complaint on June 26, 2002 in an action entitled Brazen v. Tyco International Ltd., et al, the plaintiff filed an amended class action complaint on March 10, 2005 in the Circuit Court for Cook County, Illinois purporting to represent a class of purchasers who exchanged shares of Mallinckrodt, Inc. common stock for common shares of Tyco International pursuant to the joint proxy statement and prospectus, and the registration statement in which it was included, in connection with the October 17, 2000 merger of Tyco International and Mallinckrodt, Inc. Tyco International appealed to the United States Court of Appeals for the First Circuit the decision of the United States District Court for the District of New Hampshire to remand Brazen v. Tyco International Ltd., et al. to the Circuit Court for Cook County, Illinois, and Hromyak v. Tyco International Ltd., et al., Goldfarb v. Tyco International Ltd., et al., Mandel v. Tyco International Ltd., et al., Myers v. Tyco International Ltd., et al., Rappold v. Tyco International Ltd., et al., and Schuldt v. Tyco International Ltd., et al. to the Circuit Court for Palm Beach County, Florida. Plaintiffs moved to dismiss Tyco International's appeal. On December 29, 2004, the United States Court of Appeals for the First Circuit granted plaintiffs' motion and dismissed Tyco International's appeal. Tyco International moved in the Circuit Court for Palm Beach County, Florida to stay and to strike the class allegations in Goldfarb, Mandel, Myers, Rappold, and Schuldt. The Circuit Court granted Tyco International's motion to dismiss Hromyak, and the Florida District Court of Appeal affirmed the dismissal. These cases were included in the proposed settlement of the securities class action, which is contingent upon these cases being dismissed.

        On January 31, 2003, a civil action was filed by three plaintiffs in the United States District Court for the District of New Jersey, Cirella v. Tyco International Ltd., et al. Plaintiffs named as defendants Tyco International, Dennis Kozlowski, Mark Swartz, and Mark Belnick. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. This case was included in the proposed settlement of the securities class action, which is contingent upon this case being dismissed.

        On November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco International, Tyco International's former auditors and certain of Tyco International's former officers and directors. The complaint was amended on February 11, 2005. As against all defendants, the amended complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, for common law fraud, aiding and abetting common law fraud, conspiracy to commit fraud, and negligent misrepresentation. Claims are asserted against the individual defendants under Section 20(a) of the Exchange Act, Section 15 of the Securities Act, Section 24(d) of the New Jersey Uniform Securities Law, Section 421-B:25(III) of the New Hampshire Uniform Securities Law, and for breaches of fiduciary duties. Claims also are asserted against certain of the individual defendants under Section 20A of the Exchange Act and for violation of the New Jersey RICO statute; against Tyco International under Section 12(a)(2) of the Securities Act, Section 24(c) of the New Jersey Uniform Securities Law, Section 421-B:25(II) of the New Hampshire Uniform Securities Law, and for violation of, aiding and abetting violation of, and vicarious liability under the New Jersey RICO statute; against Tyco International and certain of the individual defendants under Section 14(a) of the Securities Act and Rule 14a-9 promulgated thereunder, and for conspiracy to violate the New Jersey RICO statute; against Tyco International, its former auditors, and certain of the individual defendants under Section 11 of the Securities Act and for violation of, and conspiracy to violate the New Jersey RICO statute; and against Tyco International's former auditors and certain of the individual defendants for aiding and abetting violation of the New Jersey RICO statute. Finally, claims are asserted against the individual defendants and Tyco International's former auditors for aiding and abetting the individual defendants' breaches of fiduciary duties. Plaintiffs assert that the defendants violated the securities laws and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of Tyco International's former executives; their improper use of Tyco International's funds for personal benefit and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco International moved to dismiss in part the amended complaint. On June 11, 2007, the court granted in part and denied in part Tyco International's motion to dismiss the amended complaint. Many of the above plaintiffs' claims remain pending. On July 24, 2007, the plaintiffs moved for leave to amend their complaint again. Tyco International responded in opposition to the motion on August 10, 2007, and the court has not yet ruled on the plaintiffs' motion.

        An action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International's former directors and officers, Tyco International's former auditors and Tyco International. On October 25, 2006, the court lifted its previous order staying the case during the pendency of a related arbitration to which Tyco International was not a party. On December 26, 2006, Tyco International filed a demurrer seeking dismissal of the action on the ground that the complaint failed to allege facts sufficient to state causes of action. Before argument could be heard on the demurrer, the plaintiffs notified the court that they would file an amended complaint. The amended complaint was filed on July 9, 2007. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International's stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. On September 13, 2007, Tyco International filed its answer to the amended complaint. The parties also have begun to engage in discovery, serving document requests and interrogatories.

        On October 30, 2003, Stumpf v. Tyco International Ltd. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on Section 11 of the Securities Act, Section 15 of the Securities Act, Section 10(b) of the Exchange Act, and Section 20(a) of the Exchange Act. In orders dated September 2, 2005 and January 6, 2005, the court denied Tyco International's motion to dismiss. On June 12, 2007, the court certified a purported class consisting of all persons or entities who purchased TyCom stock, either pursuant to a July 26, 2000 registration statement and prospectus for TyCom's initial public offering, or on the open market between July 26, 2000 and December 17, 2001. On June 26, 2007, Tyco International filed a Rule 23(f) petition seeking leave to appeal the class certification order. On September 13, 2007, the United States Court of Appeals for the First Circuit denied Tyco International's petition.

        On April 29, 2005, an action was filed against Tyco International in the United States District Court for the Southern District of Florida, Stevenson v. Tyco International Ltd., et al. Plaintiff named as additional defendants Tyco International's current Chief Executive Officer, Edward Breen, former Chief Financial Officer, David FitzPatrick, former Executive Vice President and General Counsel, William Lytton, current members of Tyco International's board of directors including Dennis Blair, Bruce Gordon, John Krol, Carl McCall, Brendan O'Neill, Sandra Wijnberg, and Jerome York, as well as former members of Tyco International's board of directors, including Michael Ashcroft, Joshua Berman, Richard Bodman, John Fort, Steven Foss, Wendy Lane, Mackey McDonald, James Pasman, Peter Slusser, and Joseph Welch. The complaint asserts causes of action under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges that the defendants made material misrepresentations that resulted in artificially deflated stock prices. The Judicial Panel on Multidistrict Litigation has transferred this action to the United States District Court for the District of New Hampshire. On March 31, 2007, Tyco International filed a motion to dismiss the complaint and the court granted the motion to dismiss on June 13, 2007.

        On January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco International in April 1999. Plaintiffs named as defendants Tyco International, five of its former officers and directors, and PricewaterhourseCoopers LLP. As against all defendants, the complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act. As against the Tyco International defendants, the complaint asserts causes of action under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, Section 12(a)(2) of the Securities Act, and for common law fraud and negligent misrepresentation. As against the individual defendants, the complaint asserts causes of action under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco International's earnings and to mislead investors as to Tyco International's positive earnings, growth and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. Tyco International moved to dismiss the complaint, and that motion was denied. On August 5, 2005, defendant Michael A. Ashcroft's motion to dismiss with respect to the plaintiffs' claims under Sections 10(b) and 20(a) of the Exchange Act, Section 15 of the Securities Act, and common law fraud and negligent misrepresentation claims was granted.

        A complaint, Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International stock options when Tyco International acquired U.S. Surgical on October 1, 1998. Plaintiffs named as defendants Tyco International and certain former Tyco International directors and executives. The complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco International's financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

        A complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (US) Inc., Dennis Kozlowski, Tyco International's former Chairman and Chief Executive Officer, Mark Swartz, Tyco International's former Chief Financial Officer and Director, and Juergen Gromer, currently President of Tyco Electronics. Plaintiff's complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act. Claims against Messrs. Kozlowski, Swartz, and Gromer also are asserted under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20A of the Exchange Act, as well as Sections 11, 12(a)(2) and 15 of the Securities Act. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing, and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International has removed the complaint to the United States District Court for the Middle District of Pennsylvania. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire.

        The Judicial Panel on Multidistrict Litigation was notified that Hall v. Kozlowski, et al., an action relating to plaintiff's employment, 401(k) and pension plans and ownership of Tyco International stock, may be an action that should be transferred to the United States District Court for the District of New Hampshire. Thereafter, the Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire. On March 16, 2005, Tyco International answered plaintiff's amended complaint.

        Plaintiff moved to remand Davis v. Kozlowski, et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of

Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, Tyco International moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco International's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco International removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On February 1, 2007, the Judicial Panel on Multidistrict Litigation issued a conditional transfer order transferring the case to the United States District Court for the District of New Hampshire. Plaintiffs filed a motion to remand the case to state court on February 12, 2007 and moved the Judicial Panel on Multidistrict Litigation to vacate the conditional transfer order on March 9, 2007. Tyco International filed an opposition to the motion to vacate on March 29, 2007. On March 15, 2007, Tyco International filed an opposition to plaintiffs' remand motion and filed a cross-motion to dismiss the action. Briefing on the cross-motion was completed on April 26, 2007. On May 31, 2007, the Judicial Panel on Multidistrict Litigation denied the motion to vacate the conditional transfer order. On June 15, 2007, the Judicial Panel on Multidistrict Litigation transferred the case back to the United States District Court for the District of New Hampshire. On October 16, 2007, Tyco International filed its renewed cross-motion to dismiss the action.

  Shareholder Derivative Litigation

        An action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, et al., alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement, and engaged in self-dealing in connection with certain Tyco International accounting practices, individual board members' use of Tyco International funds, and the financial disclosures of certain mergers and acquisitions. Plaintiffs further alleged that certain of the individual defendants converted corporate assets for their own use. Plaintiffs seek money damages. Plaintiffs agreed to stay that action pending the resolution of the federal derivative action, which was dismissed by the United States District Court for the District of New Hampshire on October 14, 2004; and the appeal from that ruling was voluntarily dismissed on May 19, 2005. On June 14, 2005, plaintiffs resumed the Levin action. On September 22, 2005, Tyco International filed a motion to dismiss the derivative complaint. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal of the court's November 14, 2006 order dismissing the complaint. On October 25, 2007, the Supreme Court of the State of New York, Appellate Division, First Department, heard oral arguments in this action, and on November 15, 2007, the court denied the plaintiff's appeal.

  ERISA Litigation

        Tyco International and certain of its current and former employees, officers, and directors have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco International's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco International's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco International's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On January 12, 2005, the United States District Court for the District of New Hampshire denied, without prejudice, Tyco International's motion to dismiss certain additional individual defendants from the action. On January 20, 2005, plaintiffs filed a motion for class certification. On January 27, 2005, Tyco International answered the plaintiffs' consolidated complaint. Also, on January 28, 2005, Tyco International and certain individual defendants filed a motion for reconsideration of the court's January 12, 2005 order, insofar as it related to the Tyco International Retirement Committee. On May 25, 2005, the court denied the motion for reconsideration. On July 11, 2005, Tyco International and certain individual defendants opposed plaintiffs' motion for class certification. On August 15, 2006, the court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On August 29, 2006, Tyco International filed a petition for leave to appeal the class certification order to the United States Court of Appeals for the First Circuit. On November 13, 2006, the United States Court of Appeals for the First Circuit denied Tyco International's petition. On November 28, 2006, plaintiffs filed a motion seeking an order directing them to serve notice of the ERISA class action on potential class members. Tyco International did not object to service of notice on potential class members, and on January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice.

  Tyco International Litigation Against Former Senior Management

        Tyco International, Ltd. v. L. Dennis Kozlowski, United States District Court, Southern District of New York, No. 02-CV-7317, filed September 12, 2002, amended April 1, 2003.    Tyco International filed a civil complaint against Tyco International's former Chairman and Chief Executive Officer, Dennis Kozlowski, for breach of fiduciary duty and other wrongful conduct. Tyco International amended that complaint on April 1, 2003. The amended complaint alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco International employees; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by Tyco International as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Mr. Kozlowski filed a motion to dismiss or stay the case and compel arbitration, which was denied on March 16, 2004, with one exception relating to the arbitration of a claim asserting the fraudulent inducement of Mr. Kozlowski's retention agreement. On April 9, 2004, Mr. Kozlowski filed an answer, affirmative defenses and counterclaims, seeking amounts allegedly due pursuant to his purported retention agreement, life insurance policies, and other arrangements. Tyco International filed its reply to the counterclaims on April 29, 2004. Discovery in this and the other affirmative cases is proceeding.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco International of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco International, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International, Ltd. v. Mark H. Swartz, United States District Court, Southern District of New York, No. 03-CV-2247 (TPG), filed April 1, 2003.    Tyco International filed an arbitration claim against Mark Swartz, its former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, Tyco International filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco International employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion and constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by Tyco International as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Mr. Swartz moved to dismiss Tyco International's complaint and to compel arbitration of the parties' respective claims. The court denied Mr. Swartz's motion and he has appealed the court's decision to the United States Court of Appeals for the First Circuit. His appeal was heard on December 8, 2004. The First Circuit affirmed the District Court's decision on September 7, 2005. Discovery in this and the other affirmative cases is proceeding.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco International of $134 million within one year and Mr. Swartz was ordered individually to pay restitution to Tyco International of an additional $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction and on October 3, 2006 filed a brief in support of his appeal. On October 27, 2006, Mr. Swartz paid restitution to Tyco International in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International, Ltd. v. L. Dennis Kozlowski and Mark H. Swartz, United States District Court Southern District of New York, No. 02-CV-9705, filed December 6, 2002.    Tyco International filed a civil complaint against its former Chairman and Chief Executive Officer and former Chief Financial Officer and director pursuant to Section 16(b) of the Exchange Act for disgorgement of short-swing profits from prohibited transactions in Tyco International's common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees, and costs. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. On October 6, 2003, Messrs. Kozlowski and Swartz moved to dismiss the claims against them based upon the statute of limitations. On March 16, 2004, the court granted the defendants' motion to dismiss in part with leave for Tyco International to file an amended complaint. Tyco International filed an amended complaint on May 14, 2004. The defendants moved to dismiss certain claims in the amended complaint on June 28, 2004. The defendants' motion to dismiss was denied on April 21, 2005. The defendants' motion to extend time to answer the complaint until thirty days after the conclusion of deliberations in the criminal trial was granted on May 17, 2005. Both defendants filed their answers on July 18, 2005. Discovery in this and the other affirmative cases is proceeding.

        Tyco International Ltd. v. Frank E. Walsh, Jr., United States District Court, Southern District of New York, No. 02-CV-4633, filed June 17, 2002.    Tyco International filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Walsh of a $20 million payment in connection with Tyco International's 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and constructive trust, and seeks recovery for all of the losses suffered by Tyco International as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco International, which was deposited by Tyco International in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Tyco International's claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

  Subpoenas and Document Requests From Governmental Entities

        Tyco International and others have received various subpoenas and requests from the SEC, the U.S. Department of Labor, the General Service Administration and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls. We and Tyco International are cooperating with these investigations and are complying with these requests.

        The Department of Labor served document subpoenas on Tyco International and Fidelity Management Trust Company for documents concerning the administration of the Tyco International Retirement Savings and Investment Plans. The current focus of the Department of Labor's inquiry concerns the losses allegedly experienced by the plans due to investments in Tyco International's stock.

The Department of Labor has authority to bring suit on behalf of the plans and their participants against those acting as fiduciaries to the plans for recovery of losses and additional penalties, although it has not informed Tyco International of any intention to do so. Tyco International is continuing to cooperate with the Department of Labor's investigation.

        Tyco International has advised us that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, our share of such potential losses also is not estimable and may have a material adverse effect on our financial position, results of operations, or cash flows.

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. During 2005 and 2006, Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls and practices with respect to compliance with the Foreign Corrupt Practices Act, that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and us in the course of our ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco International and FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and, therefore, cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that we may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on our financial position, results of operations, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended September 28, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Tyco Electronics' common shares are listed and traded on the NYSE and the Bermuda Stock Exchange under the symbol "TEL," and began trading on the NYSE on a "when-issued" basis on June 14, 2007 prior to Tyco Electronics' spin-off from Tyco International on June 29, 2007. The following table sets forth the high and low closing sales prices of Tyco Electronics' common shares as reported by the NYSE for the quarterly periods from and after June 14, 2007.

	Market Price Range
Fiscal Year Ended September 28, 2007
	High	Low
Third Quarter (June 14, 2007 through June 29, 2007)	$39.75	$35.95
Fourth Quarter (June 30, 2007 through Sept. 28, 2007)	40.30	32.45

        The number of registered holders of Tyco Electronics' common shares at December 11, 2007 was 39,881.

Dividend Policy

        On September 26, 2007, the board of directors of Tyco Electronics declared a quarterly cash dividend of $0.14 per common share, payable on November 1, 2007, to shareholders of record as of October 2, 2007. Future dividends on our common shares, if any, will be at the discretion of Tyco Electronics' board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Tyco Electronics to pay dividends.

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we may be required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the separation. During the fiscal quarter ended September 28, 2007, we issued 32,786 unregistered common shares upon the conversion of Tyco International convertible notes.

Equity Compensation Plan Information

        The following table provides information as of September 28, 2007 with respect to Tyco Electronics' common shares issuable under its equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	4,984,910	$39.82	19,858,542
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	31,615,015	$42.55	—

Total	36,599,925		19,858,542

(1)
The Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan") provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted stock, promissory stock, and other stock-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 24,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)
Includes common shares that may be issued by Tyco Electronics pursuant to the Separation and Distribution Agreement under equity awards, including stock options, restricted stock, restricted stock units, performance share units, and deferred stock units, granted to current and former employees and directors of Tyco International Ltd. and its subsidiaries, which may include individuals currently or formerly employed by or serving with Tyco Electronics, Tyco International, or Covidien subsequent to the separation. See Note 23 to the Consolidated and Combined Financial Statements for additional information regarding these outstanding awards.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated and combined financial and other operating data for Tyco Electronics. The consolidated and combined statement of operations data for fiscal 2007, 2006, and 2005 and the consolidated and combined balance sheet data as of September 28, 2007 and September 29, 2006 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report. The combined statement of operations data for fiscal 2004 and the combined balance sheet data as of September 30, 2005 are derived from our audited combined financial statements not included elsewhere in this Annual Report. The combined statement of operations data for fiscal 2003 and the combined balance sheet data as of September 30, 2004 and 2003 are derived from our unaudited combined financial statements not included elsewhere in this Annual Report. The unaudited combined financial statements have been prepared on the same basis of the audited consolidated and combined financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

        The data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company during the periods presented.

	As of or for Fiscal
	2007(1)	2006(2)(6)	2005(3)(6)	2004(4)(6)	2003(5)(6)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,460	$12,300	$11,433	$10,608	$9,217
Gross income	3,448	3,301	3,099	3,024	2,510
Allocated class action settlement costs, net	887	—	—	—	—
Separation costs	45	—	—	—	—
Restructuring and other charges (credits), net	99	13	(10)	(34)	599
Goodwill impairment	—	316	—	—	30
Gain on divestiture	—	—	(301)	—	—
Income from operations	753	1,448	2,007	1,619	547
(Loss) income from continuing operations	(144)	1,188	1,011	758	17
(Loss) income from discontinued operations, net of income taxes	(410)	13	122	4	(218)
Cumulative effect of accounting change, net of income taxes	—	(8)	11	—	(27)
Net (loss) income	$(554)	$1,193	$1,144	$762	$(228)
Per Share Data
Basic and diluted (loss) earnings per share:(7)
(Loss) income from continuing operations	$(0.29)	$2.39	$2.03	$1.53	$0.03
Net (loss) income	(1.11)	2.40	2.30	1.53	(0.46)
Cash dividends per share	$0.14	$—	$—	$—	$—
Balance Sheet Data
Total current assets	$9,873	$6,550	$5,884	$5,767	$5,338
Total assets	23,688	19,091	18,473	18,789	18,132
Total current liabilities	6,185	3,149	3,165	2,962	3,081
Long-term debt and obligations under capital lease	3,373	3,371	3,816	5,226	6,502
Total equity	11,377	11,160	9,842	8,242	6,294
Working capital(8)	3,688	3,401	2,719	2,805	2,257
Other Operating Data
Capital expenditures	$892	$555	$476	$405	$439

(1)
Fiscal 2007 loss from continuing operations includes allocated class action settlement costs, net of $887 million, separation costs of $45 million, restructuring and other charges, net of $99 million, and allocated loss on retirement of debt of $232 million. (See Notes 16, 3, 4, and 12 to the Consolidated and Combined Financial Statements.) Fiscal 2007 net loss includes $410 million of loss, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated and Combined Financial Statements.)

(2)
Fiscal 2006 income from continuing operations includes a goodwill impairment charge of $316 million in the Wireless Systems segment related to the Integrated Wireless Products reporting unit. (See Note 9 to the Consolidated and Combined Financial Statements.) Fiscal 2006 net income includes $13 million of income, net of income taxes, from discontinued operations as well as an $8 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." (See Notes 5 and 2 to the Consolidated and Combined Financial Statements.)

(3)
Fiscal 2005 income from continuing operations includes a $301 million gain on the divestiture of the Tyco Global Network. (See Note 5 to the Consolidated and Combined Financial Statements.) Also included in fiscal 2005 income from continuing operations is $365 million of loss on retirement of debt. (See Note 12 to the Consolidated and Combined Financial Statements.) Fiscal 2005 net income includes $122 million of income, net of income taxes, from discontinued operations as well as an $11 million gain, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the change in measurement date for pension and postretirement benefit plans. (See Notes 5 and 2 to the Consolidated and Combined Financial Statements.)

(4)
Fiscal 2004 income from continuing operations includes $102 million of loss on retirement of debt. Fiscal 2004 net income includes $4 million of income, net of income taxes, from discontinued operations.

(5)
Fiscal 2003 income from continuing operations includes restructuring and other charges, net of $599 million and a goodwill impairment charge of $30 million. Fiscal 2003 net loss includes a $218 million loss, net of income taxes, from discontinued operations as well as a $27 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

(6)
The Power Systems business met the held for sale and discontinued operations criteria in fiscal 2007. As such, we have reclassified amounts previously reported to reflect this business in discontinued operations in all periods presented. For additional information regarding the divestiture of our Power Systems business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations" and Note 5 to the Consolidated and Combined Financial Statements.

(7)
For all periods prior to our separation from Tyco International, basic and diluted earnings (loss) per share were calculated utilizing the basic shares outstanding at June 29, 2007, the date of separation.

(8)
Working capital is defined as current assets minus current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying notes included elsewhere in this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in "Risk Factors" and "Forward-Looking Information."

Separation From Tyco International Ltd.

        Effective June 29, 2007, Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our"), a company organized under the laws of Bermuda, became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

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

        Our Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Consolidated and Combined Financial Statements for periods prior to and including June 29, 2007 may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our operations and capitalization as a result of our separation from Tyco International. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated to us by Tyco International. Management believes such allocations are reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the periods presented. See Note 17 to the Consolidated and Combined Financial Statements for further information regarding allocated expenses.

        As discussed elsewhere in this Annual Report, prior to the Separation, we used the corporate services of Tyco International for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. We currently perform these functions. The costs of these functions may be different than prior to the Separation. We also may incur additional costs associated with being an independent, publicly-traded company. These additional anticipated costs are not reflected in our historical Combined Financial Statements for periods prior to June 29, 2007.

Overview

        We are a leading global provider of engineered electronic components, network solutions, wireless systems, and undersea telecommunication systems. We operate through four reporting segments: Electronic Components, Network Solutions, Wireless Systems, and Undersea Telecommunications. We design, manufacture, and market approximately 500,000 different products for customers in industries ranging from automotive, appliance, and aerospace and defense to telecommunications, computer, and consumer electronics. We believe the end markets that we sell into are balanced with the total end market demand for electronic components.

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

  •
  extend our leadership in key emerging markets;

  •
  supplement organic growth with strategic acquisitions;

  •
  improve operating margins; and

  •
  accelerate new product development through research and development excellence.

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions.    We have experienced sales growth that was driven by the continued increased use of electronics across the end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion in the range of 2% to 4%. We expect price erosion to continue in the future. The increase in our net sales for each fiscal year in the periods shown reflects volume increases that more than offset the impact of pricing pressures.

  •
  Raw material price increases.    We purchase approximately 200 million pounds of copper and approximately 250,000 troy ounces of gold annually. During the periods shown, the prices of these key raw materials, as well as the prices of certain other raw materials, have increased substantially. The following table illustrates the increase in average prices related to the most significant raw materials, copper and gold, during the periods presented:

		Fiscal Year
	Measure	2007	2006	2005
Copper	Lb.	$3.20	$2.80	$1.53
Gold	Troy oz.	$653	$572	$432

    As a general matter, we have been able to pass only a portion of the increased cost of these raw materials through to our customers. As a result, raw materials price increases adversely affected our gross margins.

  •
  Foreign exchange.    Approximately 50% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in fiscal 2007 by major currencies invoiced was as follows:

US Dollar	50%
Euro	29
Japanese Yen	6
British Pound Sterling	3
Chinese Renminbi	3
Korean Won	2
All Others	7

Total	100%

  Discontinued Operations

        The divestiture of our Power Systems business was authorized during fiscal 2007. As a result, we assessed Power Systems' assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," using a probability-weighted set of expected cash flows from the eventual disposition. We recorded a $435 million after-tax, $585 million pre-tax, impairment charge in the third quarter of fiscal 2007 in loss from discontinued operations, net of income taxes on the Consolidated and Combined Statement of Operations. Subsequent to year end, we entered into a definitive agreement to sell the Power Systems business for $100 million in cash, subject to a final working capital adjustment. We expect to recognize a gain of approximately $40 million on this divestiture, which is expected to close in the first or second quarter of fiscal 2008. For additional information, see Note 26 to the Consolidated and Combined Financial Statements.

        During 2006, we entered into a definitive agreement to divest our Printed Circuit Group business. In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses have been included in discontinued operations for all periods presented in our Consolidated and Combined Financial Statements. Prior to reclassification as held for sale, these businesses were components of the Other segment, which has been renamed the Undersea Telecommunications segment. See Note 5 to the Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

  Divestitures and Manufacturing Simplification

        As part of our strategy, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. Some of these divestitures may have a material impact on our Consolidated Financial Statements. We currently believe that these divestitures, including the divestiture of the Power Systems business as discussed above and other product exits, could reduce our consolidated net sales by approximately 15%. We have made strategic divestitures in the past, such as our Printed Circuit Group business discussed above, and expect that we may make additional divestitures in the future.

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us to maintain our competitiveness in the industry. In connection with our manufacturing rationalization plan, we expect to incur restructuring charges of approximately $130 million in fiscal 2008 and up to $250 million from fiscal 2009 through 2010.

        In November 2004, we agreed to sell the Tyco Global Network, our undersea fiber optic telecommunications network. This business had been part of our Other segment, which has been renamed the Undersea Telecommunications segment. We closed this sale on June 30, 2005. As part of the sale, we received cash proceeds of $130 million, and the purchaser assumed certain liabilities. The divestiture resulted in a pre-tax gain on sale of $301 million. See Note 5 to the Consolidated and Combined Financial Statements for additional information regarding divestitures.

  Class Action Settlement

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The memorandum of understanding does not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA.

        Under the terms of the memorandum of understanding, the plaintiffs have agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class. The parties to the memorandum of understanding applied to the court for approval of the settlement agreement. On July 13, 2007, the court granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held, and the court indicated it would approve the settlement and stated a formal ruling would be issued shortly. If the settlement agreement does not receive final court approval, the memorandum of understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

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

        In the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million for which no tax benefit was available. In addition, in fiscal 2007, we were allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers, of which $31 million has been collected. The net charge of $887 million has been recorded on the Consolidated and Combined Statement of Operations as allocated class action settlement costs, net. The portions allocated to us are consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. At fiscal year end 2007, we recorded $928 million on the Consolidated Balance Sheet for our portion of the escrow. We also recorded a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability at fiscal year end 2007.

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

Results of Operations

Consolidated and Combined Operations

        The following table sets forth certain items from our Consolidated and Combined Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	Fiscal
	2007		2006		2005
	($ in millions)
Net sales	$13,460	100.0%	$12,300	100.0%	$11,433	100.0%
Cost of sales	10,012	74.4	8,999	73.2	8,334	72.9
Gross income	3,448	25.6	3,301	26.8	3,099	27.1
Selling, general, and administrative expenses	1,664	12.4	1,524	12.4	1,403	12.3
Allocated class action settlement costs, net	887	6.6	—	—	—	—
Separation costs	45	0.3	—	—	—	—
Restructuring and other charges (credits), net	99	0.7	13	0.1	(10)	(0.1)
Goodwill impairment	—	—	316	2.6	—	—
Gain on divestiture	—	—	—	—	(301)	(2.6)
Income from operations	753	5.6	1,448	11.8	2,007	17.6
Interest income	53	0.4	48	0.4	44	0.4
Interest expense	(231)	(1.7)	(256)	(2.1)	(293)	(2.6)
Other expense, net	(219)	(1.6)	—	—	(365)	(3.2)
Income from continuing operations before income taxes and minority interest	356	2.6	1,240	10.1	1,393	12.2
Income taxes	(494)	(3.7)	(46)	(0.4)	(376)	(3.3)
(Loss) income from continuing operations	(144)	(1.1)	1,188	9.7	1,011	8.8
(Loss) income from discontinued operations, net of income taxes	(410)	(3.0)	13	0.1	122	1.1
Net (loss) income	$(554)	(4.1)%	$1,193	9.7%	$1,144	10.0%

        Net Sales.    Net sales increased $1,160 million, or 9.4%, to $13,460 million in fiscal 2007 from $12,300 million in fiscal 2006. In fiscal 2006, net sales increased $867 million, or 7.6%, to $12,300 million from $11,433 million in fiscal 2005. Foreign currency exchange rates, primarily the euro, favorably impacted net sales by $429 million, or 3.5%, in fiscal 2007, negatively impacted net sales by $172 million, or 1.5%, in fiscal 2006, and favorably impacted net sales by $278 million, or 2.6%, in fiscal 2005. On an organic basis, net sales increased 5.8% in fiscal 2007 primarily reflecting strong growth in our Undersea Telecommunications segment and sales in international markets. In fiscal 2006 and fiscal 2005, organic net sales growth was 9.2% and 5.1%, respectively, reflecting increases in volume partially offset by price erosion. Price erosion adversely affected net sales by $226 million in fiscal 2007, $313 million in fiscal 2006, and $426 million in fiscal 2005. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2007	2006	2005
Americas	37%	38%	39%
Europe/Middle East/Africa (EMEA)	36	35	36
Asia-Pacific	27	27	25

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2007						2006
							Change in Net Sales versus Prior Fiscal Year
	Change in Net Sales versus Prior Fiscal Year
										Acquisitions (Divestitures)
	Organic(1)		Translation(2)	Acquisitions	Total		Organic(1)		Translation(2)		Total
	($ in millions)
Americas(3)	$188	4.1%	$102	$—	$290	6.3%	$125	2.8%	$91	$(29)	$187	4.2%
Europe/Middle East/Africa	224	5.2	307	17	548	12.7	397	9.7	(192)	11	216	5.3
Asia-Pacific	302	9.0	20	—	322	9.6	535	18.5	(71)	—	464	16.0

Total	$714	5.8%	$429	$17	$1,160	9.4%	$1,057	9.2%	$(172)	$(18)	$867	7.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2007	2006	2005
Electronic Components	75%	76%	77%
Network Solutions	14	14	13
Wireless Systems	7	7	8
Undersea Telecommunications	4	3	2

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2007						2006
							Change in Net Sales versus Prior Fiscal Year
	Change in Net Sales versus Prior Fiscal Year
										Acquisitions (Divestitures)
	Organic(1)		Translation(2)	Acquisitions	Total		Organic(1)		Translation(2)		Total
	($ in millions)
Electronic Components	$375	4.0%	$333	$17	$725	7.7%	$769	8.8%	$(151)	$11	$629	7.2%
Network Solutions	61	3.5	96	—	157	9.0	238	15.6	(24)	—	214	14.0
Wireless Systems	12	1.4	1	—	13	1.5	1	0.1	2	—	3	0.3
Undersea Telecommunications	266	88.9	(1)	—	265	88.3	49	17.4	1	(29)	21	7.5

Total	$714	5.8%	$429	$17	$1,160	9.4%	$1,057	9.2%	$(172)	$(18)	$867	7.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Cost of Sales and Gross Income.    In fiscal 2007, gross income increased by $147 million over fiscal 2006; however, gross income as a percentage of net sales decreased by 120 basis points. Our margin percentage declined due to higher organic growth in lower margin markets such as Undersea Telecommunications. We also were negatively impacted by lower plant productivity in North America as a result of sales declines in that market by our Electronic Components segment in fiscal 2007.

        Gross income increased by $202 million in fiscal 2006 over fiscal 2005, but decreased as a percentage of net sales by 30 basis points. This decline as a percentage of net sales was attributable to increases in raw material costs, primarily metals, which unfavorably affected fiscal 2006 gross income by $293 million when compared to fiscal 2005.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales were 12.4% in both fiscal 2007 and fiscal 2006. Prior to Separation, selling, general, and administrative expenses included allocated overhead expenses from Tyco International, which decreased by $25 million to $152 million in fiscal 2007 as compared to $177 million in fiscal 2006. We incurred costs of $41 million in fiscal 2007 related to building separate company functions that did not exist in the prior fiscal year. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date. Selling, general, and administrative expenses also included a $24 million gain on the sale of real estate in fiscal 2007 that related to our Wireless Systems segment.

        Selling, general, and administrative expenses as a percentage of net sales were 12.4% and 12.3% in fiscal 2006 and fiscal 2005, respectively. Selling, general, and administrative expenses include the effect of the adoption of SFAS No. 123R, "Share Based Payment," which resulted in incremental stock option charges of $40 million in fiscal 2006, as compared to fiscal 2005.

        Allocated Class Action Settlement Costs, Net.    As discussed above, in connection with the class action settlement, we were allocated a net charge from Tyco International of $887 million in fiscal 2007. See Note 16 to the Consolidated and Combined Financial Statements for further information regarding the class action settlement and allocated net costs.

        Separation Costs.    In connection with the Separation, we incurred costs of $45 million in fiscal 2007, primarily related to employee costs, including $11 million of non-cash compensation expense related to the conversion of share option awards at Separation and $13 million related to the acceleration of restricted share award vesting as a result of Separation. See Note 23 to the Consolidated and Combined Financial Statements for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards and the acceleration of restricted share award vesting.

        Restructuring and Other Charges (Credits), Net.    Net restructuring and other charges were $99 million in fiscal 2007 compared to $13 million in fiscal 2006. Total charges, including amounts reflected in cost of sales, increased $85 million to $104 million in fiscal 2007 from $19 million in fiscal 2006. Increases resulted from our strategic priority to simplify our manufacturing footprint.

        During fiscal 2007, we initiated restructuring actions to exit manufacturing operations and migrate product lines to low cost countries in the Electronic Components and Network Solutions segments and to rationalize certain product lines in the Wireless Systems segment. Restructuring charges recorded in fiscal 2007 primarily related to employee severance and benefits.

        Net restructuring and other credits of $10 million in fiscal 2005 primarily resulted from the sale of previously written down assets for amounts greater than originally estimated and the completion of exit activities related to previously acquired operations for amounts less than originally established as acquisition liabilities.

        See Note 4 to the Consolidated and Combined Financial Statements for further information regarding restructuring and other charges (credits), net.

        Goodwill Impairment.    During fiscal 2006, we recorded a goodwill impairment of $316 million in our Wireless Systems segment related to the Integrated Wireless Products reporting unit. This impairment was incurred when the reporting unit experienced slower growth and profitability than management's previous experience and future expectations due to declines in certain end markets. See

Note 9 to our Consolidated and Combined Financial Statements for additional information regarding the fiscal 2006 goodwill impairment. There were no goodwill impairments during fiscal 2007 or 2005.

        Gain on Divestiture.    In fiscal 2005, income from continuing operations benefited from the pre-tax $301 million gain on the divestiture of the Tyco Global Network.

        Income from Operations.    Income from operations was $753 million, or 5.6% of net sales, in fiscal 2007 as compared to $1,448 million, or 11.8%, of net sales, in fiscal 2006. The decline resulted primarily from allocated net class action settlement costs of $887 million in fiscal 2007 and a higher level of restructuring and other charges of $85 million related to our strategic initiative to simplify our manufacturing operations.

        Income from operations was $1,448 million in fiscal 2006 compared to $2,007 million in fiscal 2005. The decrease was driven by a goodwill impairment of $316 million in fiscal 2006 as well as a gain on divestiture in fiscal 2005 of $301 million. The remaining change was driven by an increase in net sales negatively offset by increased raw material costs.

Results of Operations by Segment

  Electronic Components

	Fiscal
	2007	2006	2005
	($ in millions)
Net sales	$10,111	$9,386	$8,757
Income from operations	$1,339	$1,404	$1,398
Operating margin	13.2%	15.0%	16.0%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	Fiscal
	2007	2006	2005
Automotive	39%	38%	40%
Computer	11	12	11
Communication Equipment	8	8	7
Appliance	5	5	5
Industrial Machinery	5	5	4
Aerospace and Defense	4	3	3
Consumer Electronics	2	2	2
Other	26	27	28

Total	100%	100%	100%

    (1)
    Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2007						2006
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Acquisitions (Divestitures)	Total		Organic(2)		Translation(3)	Acquisitions (Divestitures)	Total
	($ in millions)
Automotive	$192	5.4%	$176	$17	$385	10.8%	$172	5.0%	$(70)	$11	$113	3.3%
Computer	(44)	(3.9)	17	—	(27)	(2.4)	115	11.5	(5)	—	110	11.0
Communication Equipment	45	6.1	22	—	67	9.1	101	15.8	(5)	—	96	15.0
Appliance	17	3.5	16	—	33	6.7	42	9.5	(3)	—	39	8.9
Industrial Machinery	53	11.5	17	—	70	15.2	85	22.0	(16)	—	69	17.9
Aerospace and Defense	32	10.5	9	—	41	13.4	9	3.1	(3)	—	6	2.0
Consumer Electronics	21	11.7	4	—	25	13.4	31	19.1	(1)	—	30	18.5
Other	59	2.3	72	—	131	5.1	214	9.2	(48)	—	166	7.1

Total	$375	4.0%	$333	$17	$725	7.7%	$769	8.8%	$(151)	$11	$629	7.2%

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

  Fiscal 2007 Compared to Fiscal 2006

        Electronic Components' net sales increased $725 million, or 7.7%, to $10,111 million in fiscal 2007 from $9,386 million in fiscal 2006. Approximately $333 million, or 3.5%, of the increase was due to the strengthening of certain foreign currencies in fiscal 2007 as compared to fiscal 2006. Organic net sales growth of 4.0% in fiscal 2007 over fiscal 2006 was attributable to increases in volume partially offset by price erosion.

        In fiscal 2007, Electronic Components' organic net sales growth by industry end market was strongest in the consumer electronics, industrial machinery, and aerospace and defense end markets. Our organic growth of 11.7% in the consumer electronics market in fiscal 2007 as compared to fiscal 2006 resulted from continued strong consumer demand as well as our continued focus on this market. In the industrial machinery market, our organic net sales growth of 11.5% in fiscal 2007 over fiscal 2006 resulted from strong demand globally as companies continued to invest in factory automation. In the aerospace and defense market, our organic net sales growth of 10.5% in fiscal 2007 over fiscal 2006 was driven primarily by strength in North America and Europe in the commercial aerospace market. Our organic net sales growth of 5.4% in the automotive market in fiscal 2007 over fiscal 2006 was attributable to growth in the Asia-Pacific region of 13.0% and the EMEA region of 5.4% partially offset by a decline in the North America region that was driven by reduced production by automotive manufacturers. Finally, in the computer market, our organic net sales declined 3.9% in fiscal 2007 as compared to fiscal 2006 due to a strategic decision to exit certain low-margin products which negatively impacted net sales by $83 million.

        Electronic Components' operating income decreased $65 million, or 4.6%, to $1,339 million fiscal 2007 from $1,404 million in fiscal 2006. Benefits from higher sales and favorable foreign currency increases were reduced by lower productivity resulting from sales declines in North America primarily in automotive, housing related, and communication equipment markets. Also, restructuring costs in fiscal 2007 increased $45 million as compared to fiscal 2006, and segment results included $33 million of costs in fiscal 2007 that related to our separation from Tyco International that did not exist in fiscal 2006.

  Fiscal 2006 Compared to Fiscal 2005

        In fiscal 2006, Electronic Components' net sales increased $629 million, or 7.2%, to $9,386 million from $8,757 million in fiscal 2005. The weakening of certain foreign currencies negatively affected net sales by $151 million, or 1.7%. Organic net sales growth of 8.8% in fiscal 2006 resulted from increases in volume partially offset by price erosion.

        Electronic Components' fiscal 2006 organic net sales growth by industry end market was strongest in the communication equipment, computer, industrial machinery, and consumer electronics markets. Our organic net sales growth of 15.8% in the communication equipment market in fiscal 2006 over fiscal 2005 was driven by strong demand across the entire market including infrastructure equipment and mobile phones. In the computer market, our organic net sales growth of 11.5% was driven by computer shipment growth that was strong throughout all of fiscal 2006. In the industrial machinery market, our organic net sales growth of 22.0% resulted from strong demand globally as companies continued to invest in factory automation. In the consumer electronics market, our organic net sales growth of 19.1% in fiscal 2006 over fiscal 2005 was attributable to continued strong consumer demand as well as our continued increased focus on this market. Our organic net sales growth of 5.0% in the automotive market resulted from strong growth in Asia-Pacific of 8.5% offset by flat sales in EMEA and the Americas. In the aerospace and defense market, our organic net sales growth slowed to 3.1% in fiscal 2006 due to a slowdown in defense electronics spending in the programs in which we participate, offset by increased sales related to commercial aircraft builds.

        Electronic Components' operating income increased $6 million to $1,404 million in fiscal 2006 from $1,398 million in fiscal 2005. Benefits from increased sales volume and cost improvement initiatives were offset by price erosion and increased raw material prices in fiscal 2006. Increased raw material costs negatively affected margins by $261 million in fiscal 2006 as compared to fiscal 2005. Also, the adoption of SFAS No. 123R negatively affected fiscal 2006 results by $33 million. Finally, the weakening of certain foreign currencies negatively impacted fiscal 2006 results by $19 million as compared to fiscal 2005.

  Network Solutions

	Fiscal
	2007	2006	2005
	($ in millions)
Net sales	$1,897	$1,740	$1,526
Income from operations	$231	$268	$225
Operating margin	12.2%	15.4%	14.7%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2007	2006	2005
Energy	45%	44%	45%
Communication Service Provider	28	31	30
Building Networks	24	22	21
Other	3	3	4

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2007					2006
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$43	5.7%	$47	$90	11.9%	$69	10.1%	$6	$75	11.0%
Communication Service Provider	(41)	(7.4)	25	(16)	(2.9)	101	22.3	(4)	97	21.5
Building Networks	61	16.2	19	80	21.4	64	19.9	(10)	54	16.9
Other	(2)	(2.7)	5	3	5.0	4	5.6	(16)	(12)	(16.7)

Total	$61	3.5%	$96	$157	9.0%	$238	15.6%	$(24)	$214	14.0%

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

  Fiscal 2007 Compared to Fiscal 2006

        Network Solutions' net sales increased $157 million, or 9.0%, to $1,897 million in fiscal 2007 from $1,740 million in fiscal 2006. The strengthening of certain foreign currencies, primarily the euro, favorably affected net sales by $96 million, or 5.5%, in fiscal 2007 over fiscal 2006. Organic net sales growth was $61 million, or 3.5%, in fiscal 2007 over fiscal 2006.

        In fiscal 2007, Network Solutions' organic net sales growth was strong in the building networks and energy end markets; however, our organic net sales declined in the communication service provider market. In the building networks market, our organic net sales growth of 16.2% in fiscal 2007 over fiscal 2006 resulted from higher pricing on copper cabling products as well as increases in non-residential construction spending and network upgrades in existing buildings. Our organic net sales growth of 5.7% in the energy market in fiscal 2007 as compared to fiscal 2006 resulted from solid growth in EMEA due to continued strong demand for high voltage products used to replace/upgrade aging grids in developed countries. On an organic basis, net sales decreased 7.4% in the communication service provider market in fiscal 2007 as compared to fiscal 2006, reflecting a pause in spending on fiber network deployments by certain operators compared to strong sales in the same period last year due to hurricane-related spending in the Americas and the accelerated build-out of fiber networks by certain operators in Europe.

        Network Solutions' operating income decreased $37 million, or 13.8%, to $231 million in fiscal 2007 from $268 million in fiscal 2006. Price increases offset increased raw material costs. The operating income decrease resulted from a $26 million increase in restructuring cost and a lower margin sales mix due to the sales decline in the communication service provider market in fiscal 2007 as compared to fiscal 2006. Also, in fiscal 2007, we incurred $5 million of costs related to our separation from Tyco International that did not exist in fiscal 2006.

  Fiscal 2006 Compared to Fiscal 2005

        Network Solutions' net sales increased $214 million, or 14.0%, to $1,740 million in fiscal 2006 from $1,526 million in fiscal 2005. Organic net sales growth of $238 million, or 15.6%, in fiscal 2006 over fiscal 2005, resulted primarily from increases in volume. Organic net sales growth was partially offset by

$24 million, or 1.6%, of unfavorable changes in foreign currency exchange rates. The impact of price erosion on fiscal 2006 net sales was minimal as a result of our pricing actions to recover material cost increases.

        In fiscal 2006, Network Solutions' organic net sales growth was strong across the energy, communication service provider, and building networks industry end markets. In the energy market, our organic net sales growth of 10.1% in fiscal 2006 over fiscal 2005 was due primarily to the continued increased spending on grid infrastructure improvements, as well as the build-out of the grid infrastructure in emerging markets. Our organic growth of 22.3% in the communication service provider market in fiscal 2006 over fiscal 2005 was driven by the continued build-out by certain operators in Europe and the United States of fiber networks and, to a lesser extent, sales that were driven by the rebuilding required in the United States resulting from hurricane activity. In the building networks market, our organic growth of 19.9% in fiscal 2006 over fiscal 2005 resulted from increased non-residential construction spending, increased spending to upgrade networks in existing buildings, and increased pricing to offset increased raw material costs.

        Network Solutions' operating income increased $43 million, or 19.1%, to $268 million in fiscal 2006 from $225 million in fiscal 2005. The improvement was driven by the net sales growth of 14.0% in fiscal 2006 over fiscal 2005. The benefits of pricing actions and cost improvement initiatives were partially offset by increased raw material costs, primarily metals, of $28 million in fiscal 2006 and the $4 million negative impact related to the adoption of SFAS No. 123R in fiscal 2006.

  Wireless Systems

	Fiscal
	2007	2006	2005
	($ in millions)
Net sales	$887	$874	$871
Income (loss) from operations	$77	$(239)	$92
Operating margin	8.7%	(27.3)%	10.6%

  Fiscal 2007 Compared to Fiscal 2006

        In fiscal 2007, Wireless Systems' net sales increased $13 million, or 1.5%, to $887 million over $874 million in fiscal 2006. Organic net sales growth of $12 million, or 1.4%, in fiscal 2007 as compared to fiscal 2006 resulted from increases in volume partially offset by price erosion. The impact of foreign currency exchange rates was minimal.

        Wireless Systems' organic net sales growth in fiscal 2007 as compared to fiscal 2006 was driven by growth in the automotive and public safety markets offset by declines in the communication infrastructure market.

        In fiscal 2007, Wireless Systems' operating income increased $316 million, or 132.2%, to $77 million from a loss of $239 million in fiscal 2006. As discussed above, during fiscal 2006, we recorded a goodwill impairment of $316 million in our Wireless Systems segment for the Integrated Wireless Products reporting unit which manufactures and sells our radio frequency components. In fiscal 2007, operating income included a $24 million gain on the sale of real estate. Increased engineering and selling investment in fiscal 2007 as compared to fiscal 2006 negatively impacted operating income. In addition, operating income was negatively impacted by increased restructuring costs of $5 million in fiscal 2007 as compared to fiscal 2006 and $2 million of costs related to our separation from Tyco International in fiscal 2007 that did not exist in fiscal 2006.

  Fiscal 2006 Compared to Fiscal 2005

        Wireless Systems' net sales increased $3 million to $874 million in fiscal 2006 from $871 million in fiscal 2005. Organic net sales were flat in fiscal 2006, as increases in volume were offset by price erosion. The impact of foreign currency translation was minimal. The flat organic net sales were driven by both our radio frequency components business and our land mobile radio business. The radio frequency components sales performance was affected by sales declines in the aerospace and defense and automotive markets as a result of programs coming to an end offset by increased sales to the communication infrastructure market. In land mobile radio, the sales level was influenced by a slowdown in United States federal programs in fiscal 2006 as compared to fiscal 2005.

        Wireless Systems' operating income decreased $331 million to an operating loss of $239 million in fiscal 2006 from operating income of $92 million in fiscal 2005. During fiscal 2006, we recorded a goodwill impairment of $316 million in our Wireless Systems segment for the Integrated Wireless Products reporting unit. Wireless Systems' fiscal 2006 operating income was also negatively impacted by $2 million related to the adoption of SFAS No. 123R in fiscal 2006.

  Undersea Telecommunications

	Fiscal
	2007	2006	2005
	($ in millions)
Net sales	$565	$300	$279
Income from operations	$38	$15	$292
Operating margin	6.7%	5.0%	104.7%

  Fiscal 2007 Compared to Fiscal 2006

        Net sales in the Undersea Telecommunications segment increased $265 million, or 88.3%, to $565 million in fiscal 2007 from $300 million in fiscal 2006. On an organic basis, net sales increased by 88.9% in fiscal 2007 as compared to fiscal 2006 from our execution of the construction of a transoceanic system that connects the U.S. and China as well as a project in the oil and gas market.

        Undersea Telecommunications had operating income of $38 million in fiscal 2007 compared to $15 million in fiscal 2006 primarily as a result of increases in sales. Restructuring costs in fiscal 2007 increased $9 million as compared to fiscal 2006, and segment results included $1 million of costs in fiscal 2007 that related to our separation from Tyco International that did not exist in fiscal 2006.

  Fiscal 2006 Compared to Fiscal 2005

        Net sales in the Undersea Telecommunications segment increased $21 million, or 7.5%, to $300 million in fiscal 2006 from $279 million in fiscal 2005. Organic net sales growth of 17.4% was driven by the continued increase in the number of regional system builds and upgrades of existing systems. Foreign currencies had a minimal impact on net sales. Fiscal 2006 net sales were negatively affected by the fiscal 2005 divestiture of the Tyco Global Network, which reported fiscal 2005 net sales of approximately $29 million.

        The Undersea Telecommunications segment had operating income of $15 million in fiscal 2006 compared to $292 million in fiscal 2005. In fiscal 2005, operating income benefited from the $301 million gain on the sale of the Tyco Global Network. The adoption of SFAS No. 123R negatively affected fiscal 2006 operating income by $1 million.

Non-Operating Items

  Interest Expense, Net

        Interest expense, net was $178 million in fiscal 2007, as compared to $208 million in fiscal 2006 and $249 million in fiscal 2005. The decrease of $30 million, or 14.4%, in fiscal 2007 from fiscal 2006 was driven by lower average debt levels. Decreases in net interest expense allocated by Tyco International were partially offset by interest incurred on our unsecured senior bridge loan and unsecured senior revolving credit facilities. The decrease of $41 million, or 16.5%, in fiscal 2006 from fiscal 2005 was driven by a reduction in net interest expense allocated by Tyco International reflecting lower average debt levels offset by higher borrowing rates.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During fiscal 2007, 2006, and 2005, we were allocated net interest expense of $130 million, $201 million, and $239 million, respectively, which includes the effects of Tyco International's interest rate swaps. Management believes the interest expense allocation basis was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods.

  Other Expense, Net

        Other expense, net of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. Additionally, in fiscal 2007, we recorded other income of $13 million associated with Tyco International's and Covidien's share of certain contingent tax liabilities for unresolved tax matters of legacy Tyco International.

        Other expense, net of $365 million in fiscal 2005 consisted primarily of an expense allocation from Tyco International related to our portion of Tyco International's loss on retirement of debt.

  Income Taxes

        Our effective tax rate for fiscal 2007 includes the effects of the pre-tax charges recorded in connection with the allocated class action settlement and the allocated loss on the retirement of debt for which no tax benefits were recorded. These impacts on the effective tax rate in fiscal 2007 were $312 million and $81 million, respectively. In addition, the fiscal 2007 effective tax rate reflects tax detriments related to increased borrowings in order to fund the class action settlement escrow and our separation from Tyco International.

        Our effective income tax rate was 3.7% and 27.0% for fiscal 2006 and 2005, respectively. The effective tax rate in fiscal 2006 includes a net release of $268 million of deferred tax asset valuation allowances in connection with improved profitability in certain jurisdictions, principally the U.S. Our U.S. results of operations in fiscal 2006 combined with other available evidence, including projections of future taxable income, indicated that it is more likely than not we will realize additional deferred tax assets in the future and accordingly the related valuation allowance was reduced. In addition to the valuation allowance release, effective tax rate was impacted by a $39 million state tax benefit recognized in fiscal 2006, primarily related to the Tyco Global Network divestiture, as well as $87 million of tax benefits associated with the receipt of a favorable non-U.S. tax ruling permitting the deduction of historical debt retirement costs. These decreases to the fiscal 2006 effective tax rate were partially offset by a $71 million detriment related to the impact of the goodwill impairment in the Wireless Systems segment for which a tax benefit was not fully realized. The effective tax rate in fiscal 2005 reflects the release of $129 million of deferred tax asset valuation allowances and $105 million of benefits recognized related to the Tyco Global Network divestiture, principally in the U.S.

        The valuation allowance for deferred tax assets of $703 million and $611 million at fiscal year end 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated and Combined Balance Sheets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires a valuation allowance to be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities and related interest for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon eventual settlement with the tax authorities. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. Substantially all of these potential tax liabilities and related interest are recorded in income taxes on the Consolidated and Combined Balance Sheets as payment is not expected within one year.

        Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of distribution of such earnings. A liability could arise if our intentions to permanently reinvest such earnings were to change and amounts were distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  (Loss) Income from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $410 million in fiscal 2007. During the third quarter of fiscal 2007, a plan was approved to divest our Power Systems business and, in connection with the approval, we recorded a $435 million after-tax, $585 million pre-tax, impairment charge. As discussed above, subsequent to year end, we entered into a definitive agreement to sell the Power Systems business. In the first quarter of fiscal 2007, we consummated the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        Income from discontinued operations was $13 million in fiscal 2006 and $122 million in fiscal 2005, reflecting the operating results of the Power Systems business as well as the Printed Circuit Board business that was approved for sale in fiscal 2006. As discussed above, this transaction was completed subsequent to fiscal year end 2006.

        See Note 5 to our Consolidated and Combined Financial Statements for further information regarding discontinued operations.

  Cumulative Effect of Accounting Change

        During fiscal 2006, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB

No. 143." Accordingly, we have recognized asset retirement obligations of $16 million and property, plant, and equipment, net of $4 million in our Combined Financial Statements at fiscal year end 2006. In addition, we recorded a cumulative effect of accounting change which resulted in an $8 million after-tax, $12 million pre-tax, loss. See Note 2 to our Consolidated and Combined Financial Statements for more information on FIN 47.

        During fiscal 2005, we changed the measurement date for our pension and postretirement benefit plans from September 30th to August 31st, effective October 1, 2004. We believe that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in our Consolidated and Combined Financial Statements under the accelerated reporting deadlines. As a result of this change, we recorded an $11 million after-tax, $13 million pre-tax, gain cumulative effect of accounting change in fiscal 2005. See Note 15 to our Consolidated and Combined Financial Statements for more information on retirement plans.

  Change in Fiscal Year and Reporting Calendar Alignment

        Effective October 1, 2004, we changed our fiscal year end from a calendar fiscal year ending September 30th to a "52-53 week" year ending on the last Friday of September, so that each quarterly period would be 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will be 14 weeks, with the first such occurrence taking place in fiscal 2011. The impact of this change was not material to the Combined Financial Statements. Net income for the transition period related to this change was $21 million after-tax, $29 million pre-tax, and was reported within equity.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations for fiscal 2007, 2006, and 2005:

	Fiscal
	2007	2006	2005
	(in millions)
Income from operations	$753	$1,448	$2,007
Allocated class action settlement costs, net	887	—	—
Non-cash restructuring and other charges (credits), net	26	6	(16)
Gain on divestiture	—	—	(301)
Depreciation and amortization	535	484	490
Goodwill impairment	—	316	—
Deferred income taxes	162	(51)	(54)
Provisions for losses on accounts receivable and inventory	84	70	75
Other, net	(24)	3	4
Income tax advance payment	(163)	—	—
Changes in assets and liabilities, net	(50)	(357)	(34)
Interest income	53	48	44
Interest expense	(231)	(256)	(293)
Income tax expense	(494)	(46)	(376)

Net cash provided by operating activities	$1,538	$1,665	$1,546

Other cash flow items:
Capital expenditures	$(892)	$(555)	$(476)
Divestiture of businesses	227	—	130

        Net cash provided by operating activities in fiscal 2007 was $1,538 million compared to $1,665 million in fiscal 2006. Cash provided by operating activities was negatively impacted by a $163 million advance payment to the IRS related to shared tax liabilities. The net change in assets and liabilities was a cash decrease of $50 million. The components of this change are set forth in the

Consolidated and Combined Statements of Cash Flows and include increases in inventory of $124 million offset by increases in accrued and other current liabilities of $105 million. Although overall inventory levels increased in fiscal 2007, we continued to make progress in reducing days of inventory on hand. Inventory days were 72 at September 28, 2007 compared to 75 at September 29, 2006. Increases in accrued and other current liabilities at fiscal year end 2007 resulted from our dividend payable and increased restructuring activity in fiscal 2007.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $337 million in fiscal 2007 to $892 million as compared to $555 million in fiscal 2006. During fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure. Capital spending in fiscal 2007 also increased to support our increased sales activities. We expect long-term capital investment levels of approximately 4% to 5% of net sales each year.

        In fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business. Also, during fiscal 2007, we funded our portion of the class action settlement escrow for $928 million. Related net class action settlement costs of $887 were recognized in fiscal 2007.

        The amount of pension and postretirement benefit contributions reflected in fiscal 2007, 2006, and 2005 were $71 million, $69 million, and $81 million, respectively. These amounts include voluntary pension contributions of $24 million in fiscal 2005. We anticipate pension contributions to be $70 million to $80 million per year on an ongoing basis before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2007 was $454 million, including the $163 million related to the advance payment to the IRS for legacy tax liabilities.

  Capitalization

        Total debt at September 28, 2007 was $3,378 million. At fiscal year end 2006, total debt was $3,662 million of which $3,510 million was due to Tyco International. The amount due to Tyco International represents the portion of Tyco International's consolidated debt that was proportionately allocated to us based on our historical funding requirements. We believe the debt allocation basis was reasonable based on our historical financing needs. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company nor do these amounts represent actual indebtedness owed to Tyco International.

        During September 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, issued $800 million principal amount of its 6.00% senior notes due 2012, $750 million principal amount of its 6.55% senior notes due 2017, and $500 million principal amount of its 7.125% senior notes due 2037, all of which are fully and unconditionally guaranteed by us. TEGSA offered the senior notes in the U.S. to qualified institutional buyers pursuant to Rule 144A of the Securities Act. In addition, the initial purchasers, through their respective selling agents, sold less than one-half of one percent of the senior notes outside the U.S. pursuant to Regulation S under the Securities Act. In connection with the issuance of the senior notes, we and TEGSA entered into a registration rights agreement with the initial purchasers under which we and TEGSA agreed, for the benefit of the holders of the senior notes, to file with the SEC an exchange offer registration statement within 210 days after the date of the original issue of the notes. Net proceeds from the sales of the senior notes were used to repay a portion of borrowings under the unsecured senior bridge loan facility.

        In April 2007, TEGSA entered into a $2,800 million unsecured senior bridge loan facility. We are the guarantor of the bridge facility which had an original maturity date of April 23, 2008. On

August 31, 2007, we and TEGSA amended the unsecured bridge loan facility to permit, at TEGSA's option, an extension of the maturity from April 23, 2008 to April 22, 2009. Borrowings under the bridge facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate ("LIBOR") plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if we or TEGSA issue debt or equity. In May 2007, tranche B was added to the bridge facility, increasing the amount of the facility by $775 million. All balances under tranche B of the facility were paid off and all commitments under tranche B were cancelled in August 2007. Borrowings under the bridge facility were used to fund a portion of Tyco International's debt tender offers, to repay a portion of Tyco International's existing bank credit facilities, and to fund our portion of Tyco International's class action settlement escrow. See Note 16 to our Consolidated and Combined Financial Statements for further information regarding the class action settlement.

        Additionally, in April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility. We are the guarantor of the revolving credit facility. The commitments under the revolving credit facility are $1,500 million. Interest and fees under the revolving credit facility are substantially the same as under the bridge loan facility. The revolving credit facility will be used for working capital, capital expenditures, and other corporate purposes.

        As of September 28, 2007, TEGSA had $700 million outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. Also, as of September 28, 2007, TEGSA had $550 million of indebtedness outstanding under the unsecured bridge loan facility, which bore interest at the rate of 5.47%.

        During the third quarter of fiscal 2007, we conducted a tender offer to purchase for cash our subsidiary's 7.2% notes due 2008 amounting to $86 million. Approximately $67 million, or 78%, of the notes were tendered and extinguished.

        Our debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to our operations. As of September 28, 2007, we were in compliance with all of our debt covenants.

        The September 2007 senior notes referred to above are subject to an exchange and registration rights agreement under which if certain registration requirements are not met by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by us of liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of September 28, 2007, we have determined that the likelihood of a registration default is remote and have not accrued any special interest.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act, as part of our ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the five-year senior unsecured revolving credit facility.

        In September 2007, our board of directors declared a regular quarterly cash dividend of $0.14 per common share. The dividend was paid on November 9, 2007. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant.

        In September 2007, our board of directors authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares. No common shares were repurchased under this program in fiscal 2007.

        Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations, the overall capacity and terms of our financing arrangements as discussed above, and access to the capital and money markets as well as other sources of funding. Given the volatility in the financial markets, we continue to monitor the markets closely and take steps to maintain financial flexibility and an appropriate capital structure.

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a 20-year contract that requires us to build the network and lease it to the State. As we build the network over the next five years, we will need to invest approximately $500 to $550 million. As of September 28, 2007, we have invested $28 million, primarily consisting of inventory. We expect that in fiscal 2008 we will invest approximately $50 to $75 million which will be funded by cash generated from operations.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payments obligations under non-cancelable leases, and other obligations at fiscal year end 2007.

		Payments due by fiscal year
	Total	2008	2009	2010	2011	2012	There- after
	(in millions)
Debt(1)	$3,378	$555	$20	$1	$1	$1,500	$1,301
Operating leases	612	129	101	81	61	46	194
Purchase obligations(2)	93	93	—	—	—	—	—

Total contractual cash obligations(3)	$4,083	$777	$121	$82	$62	$1,546	$1,495

(1)
Excludes interest.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
Total contractual cash obligations in the table above exclude pension and postretirement benefit obligations, income taxes, and other long-term liabilities.

We have pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $73 million to pension and postretirement benefit plans in fiscal 2008 and $70 million to $80 million per year on an ongoing basis, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 15 to the Consolidated and Combined Financial Statements.

Income taxes and other long-term liabilities are excluded from the table above as we are unable to estimate the timing of payment for these items.

        At September 28, 2007, we had outstanding letters of credit and letters of guarantee in the amount of $277 million.

        At September 28, 2007, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our

Consolidated and Combined Financial Statements as the outcome of this contingency currently is not estimable.

  Income Tax Matters

        Our income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. We and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable and which relate specifically to the Tyco Electronics business have been recorded in our Consolidated and Combined Financial Statements. In addition, we may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the tax liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        In fiscal 2004, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. On the basis of previously accepted amendments, we have determined that acceptance of these adjustments is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements. These adjustments resulted in a $205 million net decrease in deferred income tax assets and a $205 million decrease in income taxes in fiscal 2006. Such adjustments did not have a material impact on our results of operations or cash flows.

        During the fourth quarter of fiscal 2007, Tyco International completed proposed amendments to a portion of its U.S. federal income tax returns for the 2001 through 2005 fiscal periods, which primarily reflected the roll forward of the previous amendments for the 1997 to 2002 fiscal periods. These adjustments resulted in a $9 million increase to the tax provision on our Consolidated and Combined Financial Statements in fiscal 2007. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns for periods subsequent to fiscal 2002. When our tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our financial condition, results of operations, or cash flows.

        During the third quarter of fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The Revenue Agents' Reports propose tax audit adjustments to certain of Tyco International's previously filed tax return positions, all of which Tyco International expected and previously assessed at each balance sheet date. Accordingly, we have made no additional provision during fiscal 2007 with respect to our share of the proposed audit adjustments in the Revenue Agents' Reports.

        Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to Tyco International of $458 million, and during the third quarter of fiscal 2007, Tyco International paid $458 million. Our portion of this payment reduced income taxes on the Consolidated Balance Sheet by $163 million. Currently, it is our understanding that Tyco International will appeal other proposed tax audit adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. We continue to believe that the amounts recorded in our Consolidated and Combined Financial Statements relating to these tax adjustments are sufficient.

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

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based on statutory guidelines, we estimate the proposed penalties could range between $30 million and $50 million. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. Currently, it is our understanding that Tyco International will vigorously oppose the assertion of any such penalties.

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

        Upon Separation, $930 million of Tyco International's contingent tax liabilities related to unresolved tax matters were transferred to us in accordance with the Tax Sharing Agreement. In addition, we recorded a receivable from Tyco International and Covidien of $675 million on the Consolidated Balance Sheet at June 29, 2007 relating to indemnifications made by Tyco International and Covidien under the Tax Sharing Agreement. During the fourth quarter of fiscal 2007, an analysis of the tax reserves held by the Company, Tyco International, and Covidien indicated that we are the primary obligor for an additional $161 million of tax and related interest for which reserves had been recorded on the books of Tyco International and Covidien. Accordingly, the amounts recorded by us upon Separation for contingent tax liabilities and the corresponding assets for indemnifications made by Tyco International and Covidien were increased to reflect these additional amounts. The initial liability at Separation and the adjustment made in the fourth quarter of fiscal 2007 were reflected as adjustments to contributed surplus on the Consolidated Balance Sheet.

        Our contractual obligation under the Tax Sharing Agreement is 31% of legacy Tyco International contingent tax liabilities, or $675 million. This net obligation is comprised of shared contingent tax liabilities of $1,223 million, adjusted for the contractual obligations among the parties to the Tax Sharing Agreement. These contractual obligations consist of a $844 million receivable from Tyco International and Covidien related to our shared contingent tax liabilities, a $198 million liability applicable to Tyco International and Covidien contingent tax liabilities, and a $98 million liability under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," related to the estimated fair value of future indemnifications made under the Tax Sharing Agreement. See further discussion in Note 13 to the Consolidated and Combined Financial Statements. The actual amounts that we may be required to ultimately accrue or pay under this agreement could vary depending upon the outcome of the unresolved tax matters, which may not be resolved for several years. See Note 17 to the Consolidated and Combined Financial Statements for additional information regarding our responsibility for contingent tax liabilities.

  Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part I. Item 3. Legal Proceedings" and Note 16 to the Consolidated and Combined Financial Statements for further information regarding legal proceedings.

        Prior to the announcement of the planned separation in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits, and ERISA related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien.

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

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 16 Consolidated and Combined Financial Statements for a discussion of these liabilities.

        At September 29, 2006, we had an off-balance sheet leasing arrangement for five cable laying sea vessels. Upon expiration of this lease in October 2006, we exercised our option to buy these vessels for $280 million and, accordingly, the residual guarantee of $54 million was settled.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial position, results of operations, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of all liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of all liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $98 million were recorded on the Consolidated Balance Sheet at September 28, 2007. See Notes 13 and 17 to the Consolidated and Combined Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 13 to the Consolidated and Combined Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to our Consolidated and Combined Financial Statements. The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

  Revenue Recognition

        Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and SAB No. 104, "Revenue Recognition," as issued by the SEC and other applicable guidance.

        Our revenues are generated principally from the sale of our products. Revenue from the sales of products is recognized at the time title and the risks and rewards of ownership pass. This time is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is established at the time of sale based on historical experience and is recorded as a reduction of sales.

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to completion. Cost to completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within our Wireless Systems and Undersea Telecommunications segments.

  Inventories

        Inventories are stated at the lower of cost or market value. Provisions for slow moving and obsolete inventory are made based upon product demand and historical experience. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 3 to 50 years that are amortized on a straight-line basis. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis when events and circumstances warrant an evaluation. We assess intangible assets with a determinable life for impairment consistent with our policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors, and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

        When testing for goodwill impairment, we follow the guidance prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analysis. These approaches incorporate many assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Income Taxes

        In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal, and international pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, the adjustment of such allowance may affect goodwill rather than the income tax provision.

        Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities as well as related interest for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. We adjust these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in income taxes on the Consolidated and Combined Balance Sheet as payment is not expected within one year.

  Pension and Postretirement Benefit

        Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by $106.3 million, while a 25 basis point increase in the discount rate would decrease our present value of pension obligations by $101.6 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by $9.8 million, while a 50 basis point increase in the expected long-term return on plan assets would decrease our pension expense by $9.8 million.

  Share-Based Compensation

        We adopted SFAS No. 123R, "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, we determine the fair value of share awards on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected stock price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. (See Note 23 to the Consolidated and Combined Financial Statements for additional information related to share-based compensation.) An increase in the volatility of the Company's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We currently use a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The measurement date provisions will become effective for us in fiscal 2009. We are currently assessing the impact of the measurement date change provision on our results of operations, financial position, or cash flows. We adopted the funded status recognition provisions at September 28, 2007. The incremental effects of adopting the standard on the Consolidated Balance Sheet are increases of $386 million in long-term pension and postretirement benefit liabilities, $16 million in accrued and other current liabilities, and $55 million in other assets. The impact of adoption also resulted in additional net deferred tax assets of $122 million. The impact of adoption to accumulated other comprehensive income, a component of equity, was a reduction of $225 million. There was no impact on pension or other postretirement benefit expense, cash flows, or benefits plans in fiscal 2007. On-going compliance with the standard will not impact pension or other postretirement benefit expense, cash flows, or benefit plans. See Note 15 to the Consolidated and Combined Financial Statements for further discussion of the implementation of the recognition provisions of SFAS No. 158.

        In September 2006, the SEC issued SAB No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on evaluating the materiality of prior periods' misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted this guidance effective for fiscal 2007. This adoption did not have a material impact on our results of operations, financial position, or cash flows.

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS No. 141R is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that SFAS No. 141R will have on our results of operations, financial position, or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that SFAS No. 160 will have on our results of operations, financial position, or cash flows.

        In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to our excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact that EITF 06-11 will have on our results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact that SFAS No. 159 will have on our results of operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal 2009. We are currently assessing the impact, if any, that SFAS No. 157 will have on our results of operations or financial position.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 and related interpretations are effective for us in the first quarter of fiscal 2008. The cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings for fiscal 2008. We are currently assessing the expected impact of adopting FIN 48. Based upon our evaluation to date, we estimate that the adjustment to the opening balance of retained earnings will be $100 to $200 million. This adjustment includes an estimated net increase in contingent liabilities upon adoption of FIN 48 of $300 to $400 million, excluding interest, reduced by the portion of these contingent liabilities for which Tyco International and Covidien are contractually obligated under the terms of our Tax Sharing Agreement. See Note 17 to the Consolidated and Combined Financial Statements for additional information regarding responsibilities for unresolved legacy tax matters.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

        Among the risks that could cause our results to differ materially from those expressed in forward-looking statements are the risks described in "Part I. Item 1A. Risk Factors." There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position is routinely subject to a variety of risks, including market risks associated with interest rate and currency movements on outstanding debt and non-U.S. dollar denominated assets and liabilities. We utilize established risk management policies and procedures in executing derivative financial instrument transactions to manage a portion of these risks.

        We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forwards and swaps. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts by $59 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $72 million. A 10% appreciation of the U.S. dollar from the September 29, 2006 market rates would increase the unrealized value of our forward contracts by $6 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $8 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

        We issue debt, from time to time, in capital markets to fund our operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, we have used and may use in the future interest rate swaps to convert a portion of the fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of the variable rate debt into fixed-rate debt (cash flow hedges). At September 28, 2007, we had no outstanding interest rate swaps. Based on our floating rate debt balance of $1,250 million at September 28, 2007, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $6 million.

        See Note 14 to the Consolidated and Combined Financial Statements for additional information on financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated and Combined Financial Statements and schedule specified by this Item, together with the report thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Report of Independent Registered Public Accounting Firm

    Consolidated and Combined Statements of Operations for the Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

    Consolidated and Combined Balance Sheets at September 28, 2007 and September 29, 2006

    Consolidated and Combined Statements of Equity for the Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

    Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

    Notes to Consolidated and Combined Financial Statements

        Financial Statement Schedule:

    Schedule II—Valuation and Qualifying Accounts

        All other financial statements and schedules have been omitted since the information required to be submitted has been included in the Consolidated and Combined Financial Statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending September 26, 2008, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the fiscal year ending September 26, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 28, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of September 28, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 28, 2007.

        We are continuing to build our tax accounting resources and capabilities to remediate this material weakness, and are implementing new control processes and procedures as part of our efforts to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we have taken several steps to strengthen controls, we continue to develop improvements to our control processes, including:

  •
  enhancing policies and procedures relating to tax account reconciliation and analysis;

  •
  augmenting tax accounting resources and ensuring adequate training;

  •
  reinforcing requirements for tax jurisdiction specific information with internal information providers; and

  •
  further integrating tax processes with the Company's information systems.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Proposal Number One: Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders (the "2008 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2008 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Electronics Guide to Ethical Conduct, which applies to all employees, officers, and directors of Tyco Electronics. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer, and chief accounting officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.tycoelectronics.com under the heading "Who We Are—Quick Links—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2008 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2008 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" is incorporated herein by reference. See "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" for information about securities authorized for issuance under equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2008 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2008 Proxy Statement set forth under the captions "Proposal Number Two: Appointment of Independent Auditor and Authorization of Audit Committee to Set Remuneration of Independent Auditor," "Fees Paid to Independent Auditor," and "Policy for the Pre-Approval of Audit and Non-Audit Services" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedules. See Item 8.

3.
Exhibit Index:

Exhibit Number		Description
2.1
Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
3.1		Memorandum of Association of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to Tyco Electronics' Registration Statement on Form 10, filed June 5, 2007)
3.2		Certificate of Incorporation of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.2 to Tyco Electronics' Registration Statement on Form 10, filed January 18, 2007)
3.3		Amended and Restated Bye-Laws of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
4.1	(a)	Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007*
4.1	(b)	First Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007*
4.1	(c)	Second Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007*
4.1	(d)	Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007*
4.2
Exchange and Registration Rights Agreement among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Goldman, Sachs & Co. and UBS Securities LLC, as representatives of the purchasers, dated as of September 25, 2007*
10.1
Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.2
364-Day Senior Bridge Loan Agreement among Tyco International Ltd., Tyco International Group S.A., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.3
Amendment No. 1 to 364-Day Senior Bridge Loan Agreement among Tyco International Ltd., Tyco International Group S.A., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of May 25, 2007 (Incorporated by reference to Exhibit 10.3 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)

10.4
Guarantor Assumption Agreement between Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.5 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.5
Amendment No. 2 to 364-Day Senior Bridge Loan Agreement among Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 31, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed August 31, 2007)
10.6
Five-Year Senior Credit Agreement among Tyco International Ltd., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.7
Guarantor Assumption Agreement between Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.8	Tyco Electronics Ltd. 2007 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Registration Statement on Form S-8, filed July 5, 2007)‡
10.9	Tyco Electronics Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Registration Statement on Form S-8, filed July 5, 2007)‡
10.10	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.11	Form of Option Award Terms and Conditions‡*
10.12	Form of Founders' Grant Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.8 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.13	Form of Restricted Unit Award Terms and Conditions‡*
10.14
Tyco Electronics Ltd. Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007)‡
10.15	Tyco Electronics Ltd. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007)‡
10.16	Tyco Electronics Ltd. Deferred Compensation Plan for Directors‡*
10.17	Tyco Electronics Corporation Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.3 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007)‡
10.18
Employment Agreement between Tyco Electronics Logistics AG and Juergen Gromer, dated as of October 1, 1999 (Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Tyco Electronics' Registration Statement on Form 10, filed June 5, 2007)‡
10.19
Retention Agreement between Tyco Electronics Ltd. and Juergen Gromer, dated March 22, 2006 (Incorporated by reference to Exhibit 10.5 to Tyco Electronics' Registration Statement on Form 10, filed January 18, 2007)‡

10.20
Settlement Agreement between Tyco Electronics AMP GmbH, Tyco Electronics Logistics AG, Tyco International Ltd. and Juergen Gromer, dated April 10, 2007 (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Tyco Electronics' Registration Statement on Form 10, filed April 20, 2007)‡
10.21
Employment Agreement between Tyco Electronics Ltd. and Terrence Curtin, dated November 14, 2006 (Incorporated by reference to Exhibit 10.5 to Amendment No. 3 to Tyco Electronics' Registration Statement on Form 10, filed June 5, 2007) ‡
10.22
Retention Agreement between Tyco Electronics Ltd. and Terrence Curtin, dated May 26, 2006 (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to Tyco Electronics' Registration Statement on Form 10, filed June 5, 2007)‡
10.23	Tyco Electronics Ltd. UK Savings Related Share Plan‡*
10.24	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
21.1	Subsidiaries of Tyco Electronics Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

‡
Management contract or compensatory plan or arrangement.

(b)
See Item 15(a)3. above.

(c)
See Item 15(a)2. above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Date: December 14, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2007
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2007
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	December 14, 2007
* Pierre R. Brondeau	Director	December 14, 2007
* Ram Charan	Director	December 14, 2007
* Juergen W. Gromer	Director	December 14, 2007
* Robert M. Hernandez	Director	December 14, 2007

Signature	Title	Date

* Daniel J. Phelan	Director	December 14, 2007
* Frederic M. Poses	Director	December 14, 2007
* Lawrence S. Smith	Director	December 14, 2007
* Paula A. Sneed	Director	December 14, 2007
* David P. Steiner	Director	December 14, 2007
* Sandra S. Wijnberg	Director	December 14, 2007
*
Robert A. Scott, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ ROBERT A. SCOTT
Robert A. Scott Attorney-in-fact

TYCO ELECTRONICS LTD.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Tyco Electronics Ltd. Board of Directors:

        We have audited the accompanying consolidated and combined balance sheets of Tyco Electronics Ltd. and subsidiaries (the "Company") as of September 28, 2007 and September 29, 2006 and the related consolidated and combined statements of operations, equity and cash flows for each of the three fiscal years in the period ended September 28, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated and combined financial position of the Company as of September 28, 2007 and September 29, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Tyco International Ltd. ("Tyco International"), the Company was comprised of the assets and liabilities used in managing and operating the electronics businesses of Tyco International. The combined financial statements also included allocations of corporate overhead, net class action settlement costs, other expenses, debt and related interest expense from Tyco International. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Tyco International.

        As discussed in Note 2 to the consolidated and combined financial statements, in fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        As discussed in Note 13 to the consolidated and combined financial statements, in connection with its separation from Tyco International, the Company entered into certain guarantee commitments with Tyco International and Covidien Ltd. and has recorded the fair value of these guarantees.

        As discussed in Note 2 to the consolidated and combined financial statements, in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

        As discussed in Notes 2 and 15 to the consolidated and combined financial statements, in fiscal 2005, the Company changed the measurement date of its pension and post retirement plans from September 30 to August 31.

/s/  Deloitte & Touche LLP

December 14, 2007
Philadelphia, Pennsylvania

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

	Fiscal
	2007	2006	2005
	(in millions, except per share data)
Net sales	$13,460	$12,300	$11,433
Cost of sales	10,012	8,999	8,334

Gross income	3,448	3,301	3,099
Selling, general, and administrative expenses	1,664	1,524	1,403
Allocated class action settlement costs, net	887	—	—
Separation costs	45	—	—
Restructuring and other charges (credits), net	99	13	(10)
Goodwill impairment	—	316	—
Gain on divestiture	—	—	(301)

Income from operations	753	1,448	2,007
Interest income	53	48	44
Interest expense	(231)	(256)	(293)
Other expense, net	(219)	—	(365)

Income from continuing operations before income taxes and minority interest	356	1,240	1,393
Income taxes	(494)	(46)	(376)
Minority interest	(6)	(6)	(6)

(Loss) income from continuing operations	(144)	1,188	1,011
(Loss) income from discontinued operations, net of income taxes	(410)	13	122

(Loss) income before cumulative effect of accounting change	(554)	1,201	1,133
Cumulative effect of accounting change, net of income taxes	—	(8)	11

Net (loss) income	$(554)	$1,193	$1,144

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.29)	$2.39	$2.03
(Loss) income from discontinued operations	(0.82)	0.03	0.25

(Loss) income before cumulative effect of accounting change	(1.11)	2.42	2.28
Cumulative effect of accounting change	—	(0.02)	0.02

Net (loss) income	$(1.11)	$2.40	$2.30

Weighted-average number of shares outstanding:
Basic and diluted	497	497	497

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS

As of September 28, 2007 and September 29, 2006

	Fiscal
	2007	2006
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$936	$469
Accounts receivable, net of allowance for doubtful accounts of $60 and $59, respectively	2,686	2,434
Inventories	2,047	1,850
Class action settlement escrow	928	—
Class action settlement receivable	2,064	—
Prepaid expenses and other current assets	672	447
Deferred income taxes	325	368
Assets held for sale	215	982

Total current assets	9,873	6,550
Property, plant, and equipment, net	3,505	3,076
Goodwill	7,177	7,135
Intangible assets, net	554	576
Deferred income taxes	1,397	1,501
Receivable from Tyco International Ltd. and Covidien Ltd.	844	—
Other assets	338	253

Total Assets	$23,688	$19,091

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt, including amounts due to Tyco International Ltd. and affiliates of $285 at September 29, 2006	$5	$291
Accounts payable	1,382	1,251
Class action settlement liability	2,992	—
Accrued and other current liabilities	1,450	1,307
Deferred revenue	191	155
Liabilities held for sale	165	145

Total current liabilities	6,185	3,149
Long-term debt and obligations under capital lease, including amounts due to Tyco International Ltd. and affiliates of $3,225 at September 29, 2006	3,373	3,371
Long-term pension and postretirement liabilities	607	491
Deferred income taxes	271	380
Income taxes	1,242	190
Other liabilities	618	334

Total Liabilities	12,296	7,915

Commitments and contingencies (Note 16)
Minority interest	15	16
Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 497,423,476 issued and outstanding at September 28, 2007	99	—
Capital in excess:
Share premium	13	—
Contributed surplus	10,027	—
Parent company investment	—	10,490
Accumulated earnings	186	—
Accumulated other comprehensive income	1,052	670

Total Equity	11,377	11,160

Total Liabilities and Equity	$23,688	$19,091

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

	Common Shares
			Share Premium	Contributed Surplus	Parent Company Investment	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Amount
	(in millions)
Balance at October 1, 2004	—	$—	$—	$—	$7,751	$—	$491	$8,242
Comprehensive income:
Net income	—	—	—	—	1,144	—	—	1,144	$1,144
Currency translation	—	—	—	—	—	—	(87)	(87)	(87)
Unrealized loss on marketable securities, net of income taxes	—	—	—	—	—	—	(1)	(1)	(1)
Minimum pension liability, net of income taxes	—	—	—	—	—	—	(72)	(72)	(72)

Total comprehensive income									$984

Reporting calendar alignment, net of income taxes	—	—	—	—	(21)	—	—	(21)
Net transfers from former parent	—	—	—	—	637	—	—	637

Balance at September 30, 2005	—	—	—	—	9,511	—	331	9,842
Comprehensive income:
Net income	—	—	—	—	1,193	—	—	1,193	$1,193
Currency translation	—	—	—	—	—	—	242	242	242
Minimum pension liability, net of income taxes	—	—	—	—	—	—	97	97	97

Total comprehensive income									$1,532

Net transfers to former parent	—	—	—	—	(214)	—	—	(214)

Balance at September 29, 2006	—	—	—	—	10,490	—	670	11,160
Comprehensive income:
Net (loss) income	—	—	—	—	(810)	256	—	(554)	$(554)
Currency translation	—	—	—	—	—	—	453	453	453
Minimum pension liability, net of income taxes	—	—	—	—	—	—	207	207	207
Impact of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	(225)	(225)	—
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(53)	(53)	(53)

Total comprehensive income									$53

Net transfers from former parent	—	—	—	—	848	—	—	848
Transfer of parent company investment to contributed surplus	—	—	—	10,528	(10,528)	—	—	—
Guarantees and shared tax liabilities to Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	(296)	—	—	—	(296)
Due from Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	844	—	—	—	844
Income tax liabilities assumed upon Separation	—	—	—	(1,091)	—	—	—	(1,091)
Issuance of common shares	497	99	—	—	—	—	—	99
Compensation expense, including charge related to Tyco International equity award conversion	—	—	—	44	—	—	—	44
Dividends declared	—	—	—	—	—	(70)	—	(70)
Exercise of share options	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2)	—	—	—	(2)

Balance at September 28, 2007	497	$99	$13	$10,027	$—	$186	$1,052	$11,377

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

	Fiscal
	2007	2006	2005
	(in millions)
Cash Flows From Operating Activities:
Net (loss) income	$(554)	$1,193	$1,144
Income (loss) from discontinued operations, net of income taxes	410	(13)	(122)
Cumulative effect of accounting change, net of income taxes	—	8	(11)

(Loss) from continuing operations	(144)	1,188	1,011
Adjustments to reconcile net cash provided by operating activities:
Allocated class action settlement costs, net	887	—	—
Non-cash restructuring and other charges (credits), net	26	6	(16)
Gain on divestiture	—	—	(301)
Depreciation and amortization	535	484	490
Deferred income taxes	162	(51)	(54)
Provision for losses on accounts receivable and inventory	84	70	75
Allocated loss on retirement of debt	232	—	365
Goodwill impairment	—	316	—
Other	(31)	9	10
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(95)	(134)	(484)
Inventories	(124)	(334)	49
Other current assets	(108)	(65)	43
Accounts payable	87	262	188
Accrued and other liabilities	105	91	23
Income taxes	(125)	(179)	135
Deferred revenue	28	(5)	48
Long-term pension and postretirement liabilities	—	25	45
Other	19	(18)	(81)

Net cash provided by operating activities	1,538	1,665	1,546
Net cash used in discontinued operating activities	(13)	(2)	(35)

Cash Flows From Investing Activities:
Capital expenditures	(892)	(555)	(476)
Proceeds from sale of property, plant, and equipment	72	12	23
Acquisition of businesses, net of cash acquired	—	(23)	(12)
Purchase accounting and holdback/earn-out liabilities	(3)	(3)	(8)
Class action settlement escrow	(928)	—	—
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	227	—	—
Proceeds from divestiture of business, net of cash retained by business sold	—	—	130
Other	—	26	61

Net cash used in investing activities	(1,524)	(543)	(282)
Net cash used in discontinued investing activities	(4)	(96)	(4)

Cash Flows From Financing Activities:
Debt proceeds	5,676	—	—
Allocated debt activity	(3,743)	(731)	(1,330)
Repayment of debt	(2,455)	(113)	(114)
Net transactions with former parent	1,112	(74)	85
Transfers (to) from discontinued operations	(181)	2	(16)
Minority interest distributions paid	(7)	(12)	(12)
Other	5	(4)	(1)

Net cash provided by (used in) financing activities	407	(932)	(1,388)
Net cash provided by discontinued financing activities	24	104	35

Effect of currency translation on cash	46	(1)	11
Net increase (decrease) in cash and cash equivalents	474	195	(117)
Less: net (increase) decrease in cash and cash equivalents related to discontinued operations	(7)	(6)	4
Cash and cash equivalents at beginning of fiscal year	469	280	393

Cash and cash equivalents at end of fiscal year	$936	$469	$280

Supplementary Cash Flow Information:
Interest paid	$231	$262	$295
Income taxes paid, net of refunds	454	276	295

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Separation and Basis of Presentation

  The Separation

        Effective June 29, 2007, Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), a company organized under the laws of Bermuda, became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

  Basis of Presentation

        The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded company as of and subsequent to June 29, 2007 and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for periods prior to June 29, 2007.

        The Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated and Combined Financial Statements include restructuring and other charges and credits, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal liabilities, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

        The Consolidated and Combined Financial Statements for periods prior to and including June 29, 2007 may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented, including changes in the Company's capitalization as a result of the Separation from Tyco International. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Consolidated and Combined Financial Statements. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated by Tyco International to the Company. Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented. See Note 17 for further information regarding allocated expenses.

  Description of the Business

        The Company consists of four reportable segments:

  •
  Electronic Components.    The Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, circuit protection devices, touchscreens, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, consumer electronics, communication equipment, appliance, aerospace and defense, industrial machinery, and instrumentation markets.

  •
  Network Solutions.    The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for telecommunications and energy markets. These components include connectors, above- and below-ground enclosures, heat shrink tubing, cable accessories, surge arrestors, fiber optic cabling, copper cabling, and racks for copper and fiber networks. This segment also provides electronic systems for test access and intelligent cross-connect applications as well as integrated cabling solutions for cabling and building management.

  •
  Wireless Systems.    The Wireless Systems segment is an innovator of wireless technology for critical communications, radar, and defense applications. The segment's products include radio frequency components and subassembly solutions such as silicon and gallium arsenide semiconductors, radar sensors, radio frequency identification components, microwave subsystems, and diodes and land mobile radio systems and related products. These products are sold primarily to the aerospace and defense, public safety, communication equipment, and automotive markets.

  •
  Undersea Telecommunications.    The Undersea Telecommunications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

  Principles of Consolidation

        The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares or otherwise has the ability to control through similar rights. In addition, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities' expected losses or stands to gain from a majority of the entities' expected returns. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the Consolidated and Combined Financial Statements from the effective date of acquisition or up to the date of disposal.

  Change in Fiscal Year and Reporting Calendar Alignment

        Unless otherwise indicated, references in the Consolidated and Combined Financial Statements to fiscal 2007, fiscal 2006, and fiscal 2005 are to Tyco Electronics' fiscal years ended September 28, 2007, September 29, 2006, and September 30, 2005. Effective October 1, 2004, Tyco Electronics changed its fiscal year end from a calendar fiscal year ending September 30th to a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the first such occurrence taking place in fiscal 2011. The impact of this change was not material to the Combined Financial Statements. Net income for the transition period related to this change was $21 million after-tax, $29 million pre-tax, and was reported within equity.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        The Company's revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title and risks and rewards of ownership pass to the customer. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, the Company has deferred the recognition of revenue.

        The Company provides certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated scrap and returns allowances is established at the time of the sale based on a fixed percentage of sales to distributors authorized and agreed to by the Company and is recorded as a reduction of sales.

        Other allowances include customer quantity and price discrepancies. A reserve for other allowances is established at the time of sale based on historical experience and is recorded as a reduction of sales. The Company believes it can reasonably and reliably estimate the amounts of future allowances.

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within the Company's Wireless Systems and Undersea Telecommunications segments.

        The Company typically warrants that its products will conform to the Company's specifications and that its products will be free from material defects in materials and manufacturing. The Company limits its liability to the replacement of defective parts or the cash value of replacement parts. The Company accepts returned goods only when the customer makes a claim and management has authorized the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales.

        Additionally, certain of the Company's long-term contracts in its Wireless Systems and Undersea Telecommunications segments have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        On September 26, 2005, the Company's Wireless Systems segment entered into a twenty year lease contract with the State of New York to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders worth $2 billion. Lease terms and payment streams begin when each of the regional networks that make up the statewide network are determined to meet the operational requirements of the contract and are accepted by the State of New York, with the lease terms running through September 2025.

        The Company is accounting for each regional network as a stand-alone sales-type lease and will recognize seller's profit on acceptance of each region. As of fiscal 2007, 2006, and 2005, no acceptance events have occurred with any region and therefore the Company has not recognized any revenue on the construction of the network. Costs totaling $28 million and $8 million in fiscal 2007 and 2006, respectively, associated with the development and construction of the statewide wireless network, including interest expense incurred to finance the construction, have been capitalized primarily as inventories on the Consolidated and Combined Balance Sheets. No costs were incurred in fiscal 2005.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in cost of sales. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2007, 2006, and 2005 were $520 million, $467 million, and $424 million, respectively.

  Cash and Cash Equivalents

        All highly liquid investments purchased with maturities of three months or less from the time of purchase are considered to be cash equivalents.

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's outstanding receivables determined on the basis of historical experience, specific allowances for known troubled accounts, and other currently available evidence.

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value.

  Property, Plant, and Equipment, Net and Long-Lived Assets

        Property, plant, and equipment, net is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Machinery and equipment	1 to 20 years

        The Company periodically evaluates the net realizable value of long-lived assets, including property, plant, and equipment, and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value.

The amount of impairment recognized is the difference between the carrying value of the asset and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 3 to 50 years that are amortized on a straight-line basis. See Note 10 for additional information regarding intangible assets. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth quarter of each year or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        As of fiscal year end 2007, the Company has 16 reporting units, of which 13 contain goodwill that is assessed for impairment. When changes occur in the composition of one or more operating segments or reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, the Company performs a step I goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying value of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by other valuation approaches, such as similar transaction and guideline analyses. These approaches incorporate many assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Income Taxes

        Income taxes are computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In these Consolidated and Combined Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Consolidated and Combined Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Financial Instruments

        In order to address certain financial exposures, the Company recently adopted a risk management program that includes the use of derivative and non-derivative financial instruments. The Company has established policies regarding the types and notional value of derivative financial instruments that can be entered into. The Company currently enters into foreign exchange forwards and swaps to reduce the effects of fluctuating foreign exchange rates and has designated certain intercompany non-derivative financial instruments denominated in foreign currencies as a hedging of its net investments in certain foreign operations denominated in the same foreign currencies.

        All derivative financial instruments are reported on the Consolidated and Combined Balance Sheets at fair value. Changes in the derivative's fair value are recognized currently in earnings in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations because the Company has not designated the derivatives as either a cash flow hedge or a fair value hedge. The remeasurement of the intercompany non-derivative financial instruments designated as a hedge of the company's net investment in foreign operations is recorded in cumulative translation adjustment in accumulated other comprehensive income on the Consolidated and Combined Balance Sheets offsetting the change in cumulative translation adjustment attributable to the Company's net investments in certain foreign operations.

        The Company determines the fair value of its financial instruments by using methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including derivatives, standard market conventions are used to determine fair value. For financial instruments that cannot be valued by means of standard market conventions, valuations are obtained from third-party financial institutions known to be active and significant participants in the relevant market.

        During fiscal 2007, in anticipation of issuing new fixed rate debt, the Company entered into, and concurrent with the Company's fixed rate debt issuance, terminated, forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing the fixed rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." See Note 14 for further information.

  Share-Based Compensation

        The Company adopted SFAS No. 123R, "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes valuation model. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. See Note 23 for additional information related to the Company's share-based compensation.

  Share Premium and Contributed Surplus

        In accordance with the Bermuda Companies Act 1981, when the Company issues shares for cash at a premium to their par value, the resulting premium is credited to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve.

  Currency Translation

        For the Company's non-U.S. dollar functional currency subsidiaries with a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within equity.

        Gains and losses resulting from foreign currency transactions, which are included in net income, were immaterial in all periods presented.

  Cumulative Effect of Accounting Change

        During fiscal 2006, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." Accordingly, the Company recognized asset retirement obligations of $16 million and property, plant, and equipment, net of $4 million in its Combined Balance Sheet at fiscal year end 2006. In addition, the Company recorded a cumulative effect of accounting change which resulted in an $8 million after-tax, $12 million pre-tax, loss.

        During fiscal 2005, the Company changed the measurement date for its pension and postretirement benefit plans from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Company's Consolidated and Combined Financial Statements under the accelerated reporting deadlines. As a result of this change, the Company recorded an $11 million after-tax, $13 million pre-tax, gain cumulative effect of accounting change in fiscal 2005. See Note 15 for additional information on the Company's retirement plans.

  Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company currently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The measurement date provisions will become effective for the Company in fiscal 2009. The Company is currently assessing the impact of the measurement date change provisions on its results of operations, financial position, or cash flows. The Company adopted the funded status recognition provisions at September 28, 2007. The incremental effects of adopting the standard on the Consolidated Balance Sheet are increases of $386 million in long-term pension and postretirement benefit liabilities, $16 million in accrued and other current liabilities, and $55 million in other assets. The impact of adoption also resulted in additional net deferred tax assets of $122 million. The impact of adoption to accumulated other comprehensive income, a component of equity, was a reduction of $225 million. There was no impact on pension or other postretirement benefit expense, cash flows, or benefits plans in fiscal 2007. On-going compliance with the standard will not impact pension or other postretirement benefit expense, cash flows, or benefit plans. See Note 15 for further discussion of the implementation of the recognition provisions of SFAS No. 158.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on evaluating the materiality of prior periods' misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted this guidance effective for fiscal 2007. This adoption did not have a material impact on its results of operations, financial position, or cash flows.

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS No. 141R is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 141R will have on its results of operations, financial position, or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 addresses the accounting and reporting framework for minority interests by a parent company. SFAS No. 160 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 160 will have on its results of operations, financial position, or cash flows.

        In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company's excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that EITF 06-11 will have on its results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on its results of operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on its results of operations or financial position.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 and related interpretations are effective for the Company in the first quarter of fiscal 2008. The cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings for fiscal 2008. The Company is currently assessing the expected impact of adopting FIN 48. Based upon its evaluation to date, the Company estimates that the adjustment to the opening balance of retained earnings will be $100 to $200 million. This adjustment includes an estimated net increase in contingent liabilities upon adoption of FIN 48 of $300 to $400 million, excluding interest, reduced by the portion of these contingent liabilities for which Tyco International and Covidien are contractually obligated under the terms of the Tax Sharing Agreement. See Note 17 for additional information regarding responsibilities for unresolved legacy tax matters.

3. Separation Costs

        In connection with the Separation, the Company incurred costs of $45 million in fiscal 2007, primarily related to employee costs, including non-cash compensation expense of $11 million related to the modification of share option awards at Separation and $13 million related to the acceleration of restricted share award vesting as a result of Separation. See Note 23 for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards and the acceleration of restricted share award vesting.

4. Restructuring and Other Charges (Credits), Net

        Charges (credits) to operations by segment during fiscal 2007, 2006, and 2005 were as follows:

	Fiscal
	2007	2006	2005
	(in millions)
Electronic Components	$54	$9	$(1)
Network Solutions	35	9	2
Wireless Systems	10	5	1
Undersea Telecommunications	5	(4)	(12)

	$104	$19	$(10)

        Amounts recognized in the Consolidated and Combined Statements of Operations during fiscal 2007, 2006, and 2005 were as follows:

	Fiscal
	2007	2006	2005
	(in millions)
Restructuring and other charges (credits), net:
Cash charges	$78	$13	$6
Non-cash charges (credits)	21	—	(16)

Total restructuring and other charges (credits), net	99	13	(10)
Cost of sales	5	6	—

	$104	$19	$(10)

Cash Charges

        Activity in the Company's restructuring reserves during fiscal 2007, 2006, and 2005 is summarized as follows:

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Transfers from Held for Sale(1)(2)	Currency Translation	Balance at End of Year
	(in millions)
Fiscal 2007 Activity:
Fiscal 2007 Actions
Employee severance	$—	$69	$(4)	$—	$—	$(1)	$64
Facilities exit costs	—	1	(1)	—	1	—	1
Other costs	—	2	(2)	—	—	—	—

Total	—	72	(7)	—	1	(1)	65

Fiscal 2006 Actions
Employee severance	3	—	(3)	—	—	—	—
Facilities exit costs	2	1	(1)	—	—	—	2

Total	5	1	(4)	—	—	—	2

Pre-Fiscal 2005 Actions
Facilities exit costs	66	5	(15)	—	7	2	65

Total fiscal 2007 activity	71	78	(26)	—	8	1	132

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Transfers from Held for Sale(1)(2)	Currency Translation	Balance at End of Year
	(in millions)
Fiscal 2006 Activity:
Fiscal 2006 Actions
Employee severance	—	12	(10)	—	—	1	3
Facilities exit costs	—	2	—	—	—	—	2
Other	—	—	—	—	—	—	—

Total	—	14	(10)	—	—	1	5

Fiscal 2005 Actions
Employee severance	5	—	(5)	—	—	—	—
Facilities exit costs	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total	5	—	(5)	—	—	—	—

Pre-Fiscal 2005 Actions
Employee severance	3	—	(3)	—	—	—	—
Facilities exit costs	71	—	(11)	1	—	5	66
Other	2	—	—	(2)	—	—	—

Total	76	—	(14)	(1)	—	5	66

Total fiscal 2006 activity	81	14	(29)	(1)	—	6	71

Fiscal 2005 Activity:
Fiscal 2005 Actions
Employee severance	—	8	(7)	—	4	—	5
Facilities exit costs	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total	—	8	(7)	—	4	—	5

Pre-Fiscal 2005 Actions
Employee severance	15	—	(8)	(4)	—	—	3
Facilities exit costs	43	—	(15)	4	39	—	71
Other	4	—	—	(2)	—	—	2

Total	62	—	(23)	(2)	39	—	76

Total fiscal 2005 activity	$62	$8	$(30)	$(2)	$43	$—	$81

(1)
During fiscal 2006, the Printed Circuit Group business was accounted for as held for sale and related restructuring liabilities were reclassified accordingly. During fiscal 2007, the Printed Circuit Group business was sold and $8 million of restructuring liabilities were retained by the Company. See Note 5 for additional information.

(2)
The Tyco Global Network was accounted for as held for sale during fiscal 2004 and related restructuring liabilities were reclassified accordingly. In fiscal 2005, the Tyco Global Network was sold and $39 million of restructuring liabilities were retained by the Company. In addition, the Company transferred $4 million of severance liabilities from liability held for sale as a result of the sale of the Tyco Global Network. See Note 5 for additional information.

  Fiscal 2007 Actions

        The Company initiated restructuring programs during fiscal 2007 relating to the exit of manufacturing operations and the migration of product lines to low cost countries in the Electronic Components and Network Solutions segments and the rationalization of certain product lines in the Wireless Systems segment. In connection with these actions, during fiscal 2007, the Company recorded restructuring charges of $72 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $30 million relating to these initiated actions by completion.

  Fiscal 2006 Actions

        During fiscal 2006, the Company recorded restructuring charges of $14 million primarily related to employee severance and benefits. These charges included the elimination of 166 positions. As of fiscal year end 2007, the remaining restructuring reserve related to the fiscal 2006 actions is $2 million.

  Fiscal 2005 Actions

        During fiscal 2005, the Company recorded restructuring charges of $8 million related to employee severance and benefits. These charges included the elimination of 802 positions. In addition, the Company transferred $4 million of severance liabilities from liability held for sale as a result of the sale of the Tyco Global Network. As of fiscal year end 2007, all actions under these plans are complete.

  Pre-Fiscal 2005 Actions

        During fiscal 2002, the Company recorded restructuring charges of $798 million primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2007, the remaining restructuring reserves related to the fiscal 2002 actions are $65 million, relating to exited lease facilities. During fiscal 2007, the Company recorded restructuring charges of $5 million for interest accretion on these reserves. The Company expects that its remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Non-Cash Charges and Credits

        During fiscal 2007, the Company recorded non-cash charges of $21 million primarily related to fixed assets in connection with exited manufacturing operations and $5 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines.

        During fiscal 2006, the Company recorded non-cash charges of $10 million, including $6 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines. Also, during fiscal 2005, the Company completed exit activities related to previously acquired operations for which goodwill had been fully impaired in prior years. As these activities were completed for amounts less than originally established as acquisition liabilities, the Company recorded the reversal of the acquisition liabilities as a restructuring and other credit of $4 million.

        During fiscal 2005, the Company sold assets which were previously written down to their net realizable value in fiscal 2002 for amounts greater than originally estimated and recorded related gains as restructuring and other credits of $9 million. Also, during fiscal 2005, the Company completed exit activities related to previously acquired operations for which goodwill had been fully impaired in prior years. As these activities were completed for amounts less than originally established as acquisition liabilities, the Company recorded the reversal of the acquisition liabilities as a restructuring and other credit of $7 million.

Total Restructuring Reserves

        The Company's restructuring reserves by segment at fiscal year end 2007 and 2006 were as follows:

	Fiscal
	2007	2006
	(in millions)
Electronic Components	$29	$1
Network Solutions	34	3
Wireless Systems	6	3
Undersea Telecommunications	63	64

Restructuring reserves	$132	$71

        At fiscal year end 2007 and 2006, restructuring reserves were included in the Company's Consolidated and Combined Balance Sheets as follows:

	Fiscal
	2007	2006
	(in millions)
Accrued and other current liabilities	$70	$16
Other liabilities	62	55

Restructuring reserves	$132	$71

5. Discontinued Operations and Divestitures

  Discontinued Operations

        The divestiture of the Company's Power Systems business was authorized during fiscal 2007. As a result, the Company assessed Power Systems' assets for impairment under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," using a probability-weighted set of expected cash flows from the eventual disposition. The Company determined that the book value of the Power Systems business exceeded its estimated fair value and recorded a $435 million after-tax, $585 million pre-tax, impairment charge in the third quarter of fiscal 2007 in loss from discontinued operations, net of income taxes on the Consolidated and Combined Statement of Operations. Subsequent to year end, the Company entered into a definitive agreement to sell its Power Systems business. See Note 26 for additional information.

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

        The following table reflects net sales, pre-tax loss from discontinued operations, pre-tax gain on sale of discontinued operations including impairments and costs to sell, and income taxes for fiscal 2007, 2006, and 2005:

	Fiscal
	2007	2006	2005
	(in millions)
Net sales	$490	$940	$882
Pre-tax loss from discontinued operations	$(635)	$(34)	$(33)
Pre-tax gain on sale of discontinued operations	45	—	—
Income tax benefit	180	47	155

(Loss) income from discontinued operations, net of income taxes	$(410)	$13	$122

        The following table presents balance sheet information for discontinued operations and other businesses held for sale at fiscal year end 2007 and 2006:

	Fiscal
	2007	2006
	(in millions)
Accounts receivable, net	$96	$188
Inventories	114	174
Intangible assets, net	—	452
Property, plant, and equipment, net	—	164
Other assets	5	4

Total assets	$215	$982

Accounts payable	$39	$87
Accrued and other current liabilities	24	48
Other liabilities	102	10

Total liabilities	$165	$145

  Gain on Divestiture

        During fiscal 2005, the Company agreed to sell the Tyco Global Network, its undersea fiber optic telecommunication network that was part of the Undersea Telecommunications segment. The sale was consummated on June 30, 2005. As part of the sale transaction, the Company received gross cash proceeds of $130 million and the purchaser assumed certain liabilities. In connection with this sale, the Company recorded a $301 million pre-tax gain which is reflected in gain on divestiture in the Combined Statement of Operations for fiscal 2005. The Company has presented the operations of the Tyco Global Network in continuing operations as the criteria for discontinued operations were not met.

6. Acquisitions

  Acquisitions

        During fiscal 2006, the Company acquired one business for an aggregate cost of $18 million and acquired the remaining interest in a joint venture for $5 million. The Company acquired one business for an aggregate cost of $8 million and acquired the remaining interest in a joint venture for $4 million in fiscal 2005. These acquisitions were funded utilizing cash generated from operations. These acquisitions did not have a material effect on the Company's financial position, results of operations, or cash flows.

  Holdback and Earn-Out Liabilities

        The Company paid cash related to holdback and earn-out liabilities of approximately $1 million, $82 million, and $2 million during fiscal 2007, 2006, and 2005, respectively, relating to certain prior period acquisitions. The total cash paid in fiscal 2006 was reported in discontinued operations as it related to the Printed Circuit Group business. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other pre-acquisition contingencies. Additionally, certain acquisitions have provisions that would require the Company to make additional contingent purchase price payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by the Company. These payments are tied to certain performance measures, such as sales, gross margin, or earnings growth and generally are treated as additional purchase price.

        At fiscal year end 2007 and 2006, holdback and earn-out liabilities of $60 million and $54 million, respectively, were included in other liabilities on the Company's Consolidated and Combined Balance Sheets.

7. Inventories

        At fiscal year end 2007 and 2006, inventories consisted of the following:

	Fiscal
	2007	2006
	(in millions)
Raw materials	$327	$306
Work in progress	838	675
Finished goods	882	869

Inventories	$2,047	$1,850

8. Property, Plant, and Equipment, Net

        At fiscal year end 2007 and 2006, property, plant, and equipment, net consisted of the following:

	Fiscal
	2007	2006
	(in millions)
Land and improvements	$248	$250
Buildings and leasehold improvements	1,406	1,314
Machinery and equipment	6,404	5,308
Construction in process	471	572

Gross property, plant, and equipment	8,529	7,444
Accumulated depreciation	(5,024)	(4,368)

Property, plant, and equipment, net	$3,505	$3,076

        Depreciation expense was $498 million, $448 million, and $457 million in fiscal 2007, 2006, and 2005, respectively.

        Capital leases are included as a component of machinery and equipment. Amortization of assets under capital leases is included in depreciation expense.

        During fiscal 2007, the Company exercised its option to buy five cable-laying sea vessels that were previously leased to the Company and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

9. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2007 and 2006 were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 30, 2005	$5,947	$841	$635	$7,423
Acquisitions	5	1	—	6
Impairment	—	—	(316)	(316)
Currency translation	21	1	—	22

Balance at September 29, 2006	5,973	843	319	7,135
Purchase accounting adjustments	(1)	1	—	—
Currency translation	36	6	—	42

Balance at September 28, 2007	$6,008	$850	$319	$7,177

        During fiscal 2006, the Company recorded a goodwill impairment of $316 million in its Wireless Systems segment related to the Integrated Wireless Products reporting unit. The impairment charge was incurred when the reporting unit experienced slower growth and profitability than management's previous experience and future expectations due to sales declines in certain end markets.

10. Intangible Assets, Net

        The Company's intangible assets at fiscal year end 2007 and 2006 were as follows:

	Fiscal
	2007				2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Amortizable:
Intellectual property	$858	$(315)	$543	23 years	$835	$(270)	$565	23 years
Other	14	(3)	11	50 years	12	(2)	10	50 years

Total amortizable	872	(318)	554	24 years	847	(272)	575	24 years
Non-amortizable	—	—	—		1	—	1

Intangible assets	$872	$(318)	$554		$848	$(272)	$576

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $37 million, $36 million, and $33 million for fiscal 2007, 2006, and 2005, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Fiscal 2008	$40
Fiscal 2009	39
Fiscal 2010	38
Fiscal 2011	38
Fiscal 2012	37
Thereafter	362

$554

11. Accrued and Other Current Liabilities

        At fiscal year end 2007 and 2006, accrued and other current liabilities consisted of the following:

	Fiscal
	2007	2006
	(in millions)
Accrued payroll and employee benefits	$359	$335
Income taxes payable	245	394
Restructuring reserves	70	16
Dividends payable	70	—
Deferred income taxes	49	41
Other	657	521

Accrued and other current liabilities	$1,450	$1,307

12. Debt

        Debt at fiscal year end 2007 and 2006 was as follows:

	Fiscal
	2007	2006
	(in millions)
6.00% senior notes due 2012	$800	$—
6.55% senior notes due 2017	747	—
7.125% senior notes due 2037	498	—
Unsecured senior bridge loan facility	550	—
Unsecured senior revolving credit facility	700	—
Due to Tyco International Ltd. and affiliates	—	3,510
7.2% notes due 2008	19	86
Other	64	66

Total debt	3,378	3,662
Less current portion(1)	5	291

Long-term debt	$3,373	$3,371

(1)
The current portion of long-term debt at September 28, 2007 was comprised of $5 million of the amount shown as other. At September 29, 2006, the current portion of long-term debt was comprised of $285 million due to Tyco International Ltd. and affiliates and $6 million of the amount shown as other.

        During September 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, issued $800 million principal amount of its 6.00% senior notes due 2012, $750 million principal amount of its 6.55% senior notes due 2017, and $500 million principal amount of its 7.125% senior notes due 2037, all of which are fully and unconditionally guaranteed by the Company. TEGSA offered the senior notes in the U.S. to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 (the "Securities Act"). In addition, the initial purchasers, through their respective selling agents, sold less than one-half of one percent of the senior notes outside the U.S. pursuant to Regulation S under the Securities Act. In connection with the issuance of the senior notes, TEGSA and the Company entered into a registration rights agreement with the initial purchasers under which TEGSA and the Company agreed, for the benefit of the holders of the senior notes, to file with the SEC an exchange offer registration statement within 210 days after the date of the original issue of the notes. Net proceeds from the sales of the senior notes were used to repay a portion of borrowings under the unsecured senior bridge loan facility.

        In April 2007, TEGSA entered into a $2,800 million unsecured senior bridge loan facility. The Company is the guarantor of the bridge facility which had an original maturity date of April 23, 2008. On August 31, 2007, the Company and TEGSA amended the unsecured bridge loan facility to permit, at TEGSA's option, an extension of the maturity from April 23, 2008 to April 22, 2009. Borrowings under the bridge facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate ("LIBOR") plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. The bridge facility contains provisions that may require mandatory prepayments or reduction of unused commitments if the Company or TEGSA issues debt or equity. In May 2007, tranche B was added to the bridge facility, increasing the amount of the facility by $775 million. All balances under tranche B of the facility were paid off and all commitments under tranche B were cancelled in August 2007. Borrowings under the bridge facility were used to fund a portion of Tyco International's debt tender offers, to repay a portion of Tyco International's existing bank credit facilities, and to fund the Company's portion of Tyco International's class action settlement escrow. See Note 16 for further information regarding the class action settlement.

        Additionally, in April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility. The Company is the guarantor of the revolving credit facility. The commitments under the revolving credit facility are $1,500 million. Interest and fees under the revolving credit facility are substantially the same as under the bridge loan facility. The revolving credit facility will be used for working capital, capital expenditures, and other corporate purposes.

        As of September 28, 2007, TEGSA had $700 million outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. Also, as of September 28, 2007, TEGSA had $550 million of indebtedness outstanding under the unsecured bridge loan facility, which bore interest at the rate of 5.47%.

        During the third quarter of fiscal 2007, the Company conducted a tender offer to purchase for cash its subsidiary's 7.2% notes due 2008 amounting to $86 million. Approximately $67 million, or 78%, of the notes were tendered and extinguished.

        The Company's debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to the Company's operations. As of September 28, 2007, the Company was in compliance with all of its debt covenants.

        The September 2007 senior notes referred to above are subject to an exchange and registration rights agreement under which if certain registration requirements are not met by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by the Company of liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of September 28, 2007, the Company has determined that the likelihood of a registration default is remote and has not accrued any special interest.

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

        Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. For fiscal 2007, 2006, and 2005, Tyco International has allocated to Tyco Electronics interest expense of $150 million, $234 million, and $271 million, respectively, and interest income of $20 million, $33 million, and $32 million, respectively.

        In addition, Tyco International has allocated to the Company loss on retirement of debt in the amount of $232 million and $365 million for fiscal 2007 and 2005, respectively. Such amounts are included in other expense, net in the Consolidated and Combined Statements of Operations. The method utilized to allocate loss on retirement of debt is consistent with the allocation of debt and net interest expense as described above.

        Management believes the allocation basis for debt, net interest expense, and loss on retirement of debt was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent, publicly-traded company for the periods presented.

        The fair value of the Company's debt was approximately $3,413 million at fiscal year end 2007. At fiscal year end 2006, the fair value of the Company's external debt, which excludes amounts allocated by Tyco International, was approximately $155 million. For further detail of methods and assumptions used in determining fair value, see Note 2.

        The aggregate amounts of total debt, maturing during the next five years and thereafter are as follows:

(in millions)
Fiscal 2008	$555
Fiscal 2009	20
Fiscal 2010	1
Fiscal 2011	1
Fiscal 2012	1,500
Thereafter	1,301

Total	$3,378

        The unsecured senior bridge loan facility of $550 million is classified as long-term as a result of the Company's August 31, 2007 amendment to the facility. On the maturity schedule above, the $550 million is presented as maturing in fiscal 2008.

        Certain of the Company's operating subsidiaries have overdraft or similar types of facilities, which totaled $51 million, of which $47 million was undrawn and available at fiscal year end 2007. These facilities, most of which are renewable, expire at various dates through the year 2010 and are established primarily within the Company's international operations.

13. Guarantees

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

        The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the measurement and disclosure of a guarantor's obligation to pay a debt incurred by a third party. To value the initial obligation under FIN 45, the Company considered a range of probability-weighted future cash flows that represent the likelihood of payment of each class of liability by each of the three post-Separation companies. The future cash flows incorporate interest and penalties that the companies believe will be incurred on each class of liabilities and are discounted to the present value to reflect the value associated with each as of September 28, 2007. The FIN 45 calculation includes a premium that reflects the cost for an insurance carrier to stand in and assume the payment obligation. Because the future cash flows include a consideration of all tax positions, both asserted and unasserted, the FIN 45 fair value is reduced by the Company's accrual of 31% of all asserted tax liabilities on the books of Tyco International and Covidien.

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

        At Separation, the probability-weighted cash flows and risk premium resulted in a fair value of the FIN 45 liability of $338 million. During the fourth quarter of fiscal 2007, a review of tax reserves held by the Company, Tyco International, and Covidien resulted in approximately $134 million of tax reserves on the books of Tyco International and Covidien being transferred to the Company. As a result of recording those liabilities, the Company re-assessed its FIN 45 liability and decreased it by $42 million to $296 million. The total liability of $296 million under FIN 45 consists of two components. The first component is a SFAS No. 5, "Accounting for Contingencies," liability that represents the asserted liabilities that either Tyco International or Covidien have determined to be probable and estimable totaling $198 million. The remaining $98 million represents the fair value of the 31% indemnification made to Tyco International and Covidien under the Tax Sharing Agreement. The initial liability at Separation and the transfer made in the fourth quarter of fiscal 2007 were reflected as adjustments to contributed surplus on the Consolidated Balance Sheets.

        Upon Separation, the Company assumed $930 million of contingent tax liabilities from Tyco International which was recorded in income taxes on the Consolidated Balance Sheet. Under the Tax Sharing Agreement, these liabilities, coupled with pre-existing tax liabilities, resulted in the Company recording a receivable of $675 million from Tyco International and Covidien to reflect the 69% indemnification granted by each, which was recorded in receivable from Tyco International Ltd. and Covidien Ltd. on the Consolidated Balance Sheet upon Separation. During the fourth quarter of fiscal 2007, in conjunction with the review of tax reserves discussed in the above paragraph, the Company assumed an additional $161 million in tax reserves, of which $27 million represents accrued interest, resulting in total income tax liabilities assumed as a result of Separation of $1,091 million, which is recorded in income taxes on the Consolidated Balance Sheets. As a result of assuming these liabilities, the Company has recorded a receivable from Tyco International and Covidien in the amount of $844 million on the Consolidated Balance Sheet.

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

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty see Note 2.

        The changes in the Company's warranty liability for fiscal 2007 and 2006 are as follows:

	Fiscal
	2007	2006
	(in millions)
Balance at beginning of fiscal year	$27	$38
Warranties issued during the fiscal year	6	3
Warranty expirations and changes in estimate	(2)	(9)
Settlements	(5)	(5)

Balance at end of fiscal year	$26	$27

14. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, external debt, and derivative financial instruments approximated book value at fiscal year end 2007 and 2006. See Note 12 for the fair value estimates of external debt.

        To the extent that Tyco International entered into hedges on behalf of the Company prior to Separation, the statement of operations effects of those hedges have been allocated to the Company as part of the Tyco International general corporate overhead expense allocation or interest expense allocation as appropriate. See Note 17.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated and Combined Statements of Cash Flow.

  Foreign Exchange Risks

        As permitted under the Company's risk management program and policies, the Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency risks.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forwards and swaps. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and forecasted cash transactions. These contracts are marked to market with changes in the derivatives fair value recognized currently in earnings in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations. At fiscal year end 2007, the Company had net liabilities of $8 million on the Consolidated Balance Sheet related to these transactions.

        The Company centrally manages the cash of most of its subsidiaries. To convert foreign currency cash flows in a cost effective manner, the Company enters into currency swaps and foreign exchange forwards. The terms of these instruments are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are largely offsetting and are recorded in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, the Company has used and may use in the future interest rate swaps to convert a portion of its fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of its variable rate debt into fixed rate debt (cash flow hedges). At the end of September 28, 2007, the Company had no outstanding interest rate swaps.

        During fiscal 2007, in anticipation of issuing new fixed rate debt, the Company entered into, and concurrent with the Company's fixed rate debt issuance, terminated, forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133. Upon the issuance of the Company's new debt, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in other comprehensive income and will be recognized in earnings as interest expense over the remaining term of the related debt instruments. The ineffective portion of $1 million was recorded as interest expense in the Consolidated and Combined Financial Statements.

  Hedge of Net Investment

        The Company hedges its net investments in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3.7 billion at September 28, 2007. As a result of the hedges of net investment, $118 million of foreign exchange loss was reclassified to cumulative translation adjustment, a component of other comprehensive income, for the fiscal year ended September 28, 2007. The Company did not hedge net investments in foreign operations during fiscal 2006 or fiscal 2005.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with long-term Standard & Poor's and Moody's credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized, thereby affording optimum clarity as to the determination of the market risk. None of the Company's derivative financial instruments outstanding at year end would result in a significant loss to the Company if a counterparty failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or other security to be furnished by the counterparties to its derivative financial instruments.

15. Retirement Plans

  Measurement Date

        In fiscal 2005, the Company changed the measurement date for its pension and postretirement benefit plans from September 30th to August 31st, effective October 1, 2004. The Company believes that the one-month change of measurement date was a preferable change as it allows management adequate time to evaluate and report the actuarial information in the Consolidated and Combined Financial Statements under the accelerated reporting deadlines. Accordingly, all amounts presented as of and for the fiscal years ended 2006 and 2005 reflect an August 31st measurement date, while prior years reflect a September 30th measurement date. The Company has accounted for the change in measurement date as a change in accounting principle. The cumulative effect of the accounting principle change as of the beginning of fiscal 2005 was an $11 million after-tax, $13 million pre-tax, gain. The change in measurement date did not have a material effect on net periodic benefit costs.

  Adoption of SFAS No. 158

        As disclosed in Note 2, the Company adopted the funded status recognition provisions of SFAS No. 158 effective September 28, 2007. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at September 28, 2007:

	Prior to SFAS No. 158 Adoption	Impact of SFAS No. 158 Adoption	After SFAS No. 158 Adoption
	(in millions)
Assets:
Current deferred income tax assets	$320	$5	$325
Other assets	283	55	338
Non-current deferred income tax assets	1,274	123	1,397

Total Assets	$23,505	$183	$23,688

Liabilities and Equity:
Accrued and other current liabilities	$1,434	$16	$1,450
Non-current deferred tax liabilities	265	6	271
Long-term pension and postretirement liabilities	221	386	607
Accumulated other comprehensive income	1,277	(225)	1,052

Total Liabilities and Equity	$23,505	$183	$23,688

        The amounts recognized in accumulated other comprehensive income as of September 28, 2007 were as follows:

	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Other Postretirement Benefit Plans
	(in millions)
Prior service (credit) cost	$—	$(18)	$2
Net loss	170	240	—

Total	$170	$222	$2

        The amounts in accumulated other comprehensive income as of September 28, 2007 that are expected to be recognized as components of net periodic benefit cost (credit) during fiscal 2008 were as follows:

	U.S Defined Benefit Pension Plans	Non-U.S Defined Benefit Pension Plans	Other Postretirement Benefit Plans
	(in millions)
Prior service credit	$—	$(2)	$—
Net loss	7	8	—

Total	$7	$6	$—

  Defined Benefit Pension Plans

        Prior to Separation, the Company participated through its former parent, Tyco International, in a number of contributory and noncontributory defined benefit retirement plans. Subsequent to Separation, the Company assumed sponsorship of those plans, covering certain of its U.S. and non-U.S. employees, designed in accordance with local custom and practice. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the Consolidated and Combined Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on the advice of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

        Prior to Separation, the Company participated through its former parent in one co-mingled plan that included plan participants of other Tyco International subsidiaries. The Company recorded its portion of the co-mingled plan's expense and the related obligation, which has been actuarially determined based on the Company's specific benefit formulas by participants and allocated plan assets. The contribution amounts were determined in total for the co-mingled plan and allocated to the Company based on headcount. Management believes such allocations were reasonable. In fiscal 2007, this plan was legally separated, resulting in a reallocation of assets based on the Employee Retirement Income Security Act ("ERISA") prescribed calculation which will result in adjustments to the components of the net amount recognized and future expense.

        The net periodic benefit (credit) cost for all U.S. and non-U.S. defined benefit pension plans in fiscal 2007, 2006, and 2005 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2007	2006	2005	2007	2006	2005
	($ in millions)
Service cost	$5	$4	$4	$60	$62	$54
Interest cost	55	50	52	70	60	61
Expected return on plan assets	(74)	(72)	(65)	(60)	(51)	(45)
Amortization of prior service cost	—	—	—	(2)	(2)	—
Amortization of net actuarial loss	13	15	12	20	24	21
Curtailment/settlement gain and special termination benefits	(10)	—	—	(1)	—	(6)

Net periodic benefit (credit) cost	$(11)	$(3)	$3	$87	$93	$85

Weighted average assumptions used to determine net pension cost during the period:
Discount rate	6.00%	5.25%	6.00%	4.15%	3.85%	4.52%
Expected return on plan assets	7.99%	7.99%	7.99%	5.73%	5.76%	6.12%
Rate of compensation increase	4.00%	4.00%	4.25%	3.19%	3.06%	3.37%

        The following table represents the changes in benefit obligations, plan assets, and the net amount recognized on the Consolidated and Combined Balance Sheets for all U.S. and non-U.S. defined benefit plans at fiscal year end 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2007	2006	2007	2006
	($ in millions)
Change in benefit obligations:
Benefit obligation at end of prior period	$947	$988	$1,662	$1,583
Service cost	5	4	60	62
Interest cost	55	50	70	60
Employee contributions	—	—	6	5
Plan amendments	—	—	3	(19)
Actuarial gain	(34)	(44)	(126)	(42)
Benefits and administrative expenses paid	(51)	(51)	(60)	(47)
(Divestitures) new plans	(4)	—	31	—
Curtailment/settlement gain and special termination benefits	—	—	(6)	—
Currency translation	—	—	118	60

Benefit obligation at end of period	$918	$947	$1,758	$1,662

Change in plan assets:
Fair value of plan assets at end of prior period	$951	$928	$1,002	$870
Actual return on plan assets	114	73	94	81
Employer contributions	1	1	68	53
Employee contributions	—	—	6	5
(Divestitures) new plans	(51)	—	16	—
Benefits and administrative expenses paid	(51)	(51)	(60)	(47)
Curtailment/settlement gain and special termination benefits	—	—	(6)	—
Currency translation	—	—	74	40

Fair value of plan assets at end of period	$964	$951	$1,194	$1,002

Funded status	$46	$4	$(564)	$(660)
Contributions after the measurement date	—	—	11	14
Unrecognized net actuarial loss	—	200	—	399
Unrecognized prior service cost (credit)	—	1	—	(21)

Net amount recognized	$46	$205	$(553)	$(268)

Amounts recognized on the Consolidated and Combined Balance Sheets:
Intangible asset	$—	$1	$—	$—
Other assets	63	4	14	19
Accrued and other current liabilities	(3)	—	(8)	—
Long-term pension and postretirement liabilities	(14)	—	(559)	(453)
Additional minimum liability	—	200	—	166

Net amount recognized	$46	$205	$(553)	$(268)

Weighted average assumptions used to determine pension benefit obligations at period end:
Discount rate	6.35%	6.00%	4.70%	4.15%
Rate of compensation increase	4.00%	4.00%	3.45%	3.19%

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by their external advisors.

        The investment strategy for the U.S. pension plans has been governed by the Company's Investment Committee; investment strategies for non-U.S. pension plans are governed locally. The Company's investment strategy for its pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants.

        Target weighted-average asset allocations and weighted average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2007 and 2006 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2007	Fiscal 2006	Target	Fiscal 2007	Fiscal 2006
Asset Category:
Equity securities	60%	59%	52%	52%	52%	52%
Debt securities	40	39	41	39	39	39
Real estate	—	—	3	3	3	3
Cash and cash equivalents	—	2	4	6	6	6

Total	100%	100%	100%	100%	100%	100%

        Tyco Electronics' common shares are not a direct investment of the Company's pension funds; however, the pension funds may indirectly include Tyco Electronics shares. The aggregate amount of the Tyco Electronics common shares would not be considered material relative to the total pension fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2008 of $4 million for U.S. plans and $66 million for non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2008	$55	$55
Fiscal 2009	54	57
Fiscal 2010	58	62
Fiscal 2011	58	66
Fiscal 2012	62	67
Fiscal 2013-2017	328	398

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2007 and 2006 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2007	2006	2007	2006
	(in millions)
Accumulated benefit obligation	$915	$944	$1,503	$1,413

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2007 and 2006 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2007	2006	2007	2006
	(in millions)
Accumulated benefit obligation	$19	$88	$754	$1,334
Fair value of plan assets	4	59	386	900

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2007 and 2006 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2007	2006	2007	2006
	(in millions)
Projected benefit obligation	$22	$90	$1,667	$1,589
Fair value of plan assets	4	59	1,088	926

  Defined Contribution Retirement Plans

        The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $72 million, $69 million, and $68 million for fiscal 2007, 2006, and 2005, respectively.

  Deferred Compensation Plans

        The Company maintains nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in Tyco Electronics' 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $37 million and $27 million at fiscal year end 2007 and 2006, respectively. Deferred compensation expense was immaterial in all years presented.

  Rabbi Trusts

        The Company has established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The value of the assets held by these trusts, included in Other assets on the Consolidated and Combined Balance Sheets, was $89 million and $87 million at fiscal year end 2007 and 2006, respectively. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated and Combined Balance Sheet were $25 million and $28 million at fiscal year end 2007 and 2006, respectively. Plan participants are general creditors of the Company with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, the Company also provides certain health care coverage continuation for qualifying retirees from date of retirement to age 65.

        Net periodic postretirement benefit cost in fiscal 2007, 2006, and 2005 was as follows:

	Fiscal
	2007	2006	2005
	($ in millions)
Service cost	$1	$1	$1
Interest cost	3	2	3
Amortization of prior service credit	—	—	(1)
Curtailment/settlement gain and special termination benefits	(3)	—	—

Net periodic postretirement benefit cost	$1	$3	$3

Weighted average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	5.75%	4.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.25%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at fiscal year end 2007 and 2006, were as follows:

	Fiscal
	2007	2006
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of period	$49	$57
Service cost	1	1
Interest cost	3	2
Actuarial gain	(7)	(4)
Benefits paid	(5)	(7)

Benefit obligation at end of period	$41	$49

Change in plan assets:
Fair value of assets at beginning of period	$4	$4
Employer contributions	5	7
Benefits paid	(5)	(7)

Fair value of plan assets at end of period	$4	$4

Funded status	$(37)	$(45)
Unrecognized net actuarial loss	—	5
Unrecognized prior service cost	—	2

Accrued postretirement benefit cost	$(37)	$(38)

Amounts recognized on the Consolidated and Combined Balance Sheets:
Accrued and other postretirement liabilities	$(3)	$—
Long-term pension and postretirement liabilities	(34)	(38)

Net amount recognized	$(37)	$(38)

Weighted average assumptions used to determine postretirement benefit obligations at period end:
Discount rate	6.35%	5.75%
Rate of compensation increase	4.00%	4.00%

        The Company expects to make contributions to its postretirement benefit plans of $3 million in fiscal 2008.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

(in millions)
Fiscal 2008	$4
Fiscal 2009	3
Fiscal 2010	3
Fiscal 2011	3
Fiscal 2012	3
Fiscal 2013-2017	15

        Health care cost trend assumptions are as follows:

	Fiscal
	2007	2006
Health care cost trend rate assumed for next fiscal year	10.18%	9.79%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Fiscal year the ultimate trend rate is achieved	2013	2013

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(3)

16. Commitments and Contingencies

        The Company has facility, land, vehicle, and equipment leases that expire at various dates through the year 2056. Rental expense under these leases was $179 million, $167 million, and $193 million for fiscal 2007, 2006, and 2005, respectively. At fiscal year end 2007, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2008	$129
Fiscal 2009	101
Fiscal 2010	81
Fiscal 2011	61
Fiscal 2012	46
Thereafter	194

Total	$612

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2007, the Company had commitments to spend $93 million in fiscal 2008.

        At fiscal year end 2007, the Company also had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Consolidated and Combined Financial Statements as the outcome of this contingency currently is not estimable.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position, results of operations, or cash flows.

        As a part of the Separation and Distribution Agreement entered into upon Separation, any existing or potential liabilities related to Tyco International's outstanding litigation were assigned to the Company if Tyco Electronics was specifically identified in the lawsuit. However, any existing or potential liabilities that could not be associated with Tyco Electronics were allocated appropriately and post-separation sharing agreements were established. See "Part I. Item 3. Legal Proceedings" for a description of Tyco International's various significant outstanding litigation proceedings. Tyco Electronics will be responsible for certain potential liabilities that may arise upon the settlement of the pending litigation based on the post-separation sharing agreement. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts.

  Class Actions

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

        On May 14, 2007, Tyco International entered into a memorandum of understanding with plaintiffs' counsel in connection with the settlement of 32 purported securities class action lawsuits. The memorandum of understanding does not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement does not release claims arising under ERISA.

        Under the terms of the memorandum of understanding, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers was not a settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement as a settling defendant, and in consideration of a release of all claims against it by the parties to the memorandum of understanding, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions. The parties to the memorandum of understanding applied to the court for approval of the settlement agreement. On July 13, 2007, the court granted preliminary approval of the settlement. On November 2, 2007, the final fairness hearing for the class settlement was held, and the court indicated it would approve the settlement and stated a formal ruling would be issued shortly. If the settlement agreement does not receive final court approval, the memorandum of understanding will be null and void. By December 28, 2007, class participants must file their proofs of claim demonstrating their right to recovery under the class settlement.

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

        In the third quarter of fiscal 2007, the Company was allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, in fiscal 2007, the Company was allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers, of which $31 million has been collected. The net charge of $887 million has been recorded on the Consolidated and Combined Statement of Operations as allocated class action settlement costs, net. The portions allocated to the Company are consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. At fiscal year end 2007, the Company recorded $928 million on the Consolidated Balance Sheet for its portion of the escrow. In addition, the Company recorded a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability at fiscal year end 2007.

        If the proposed settlement were not consummated on the agreed terms or if the unresolved proceedings were to be determined adversely to Tyco International, the Company's share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Investigations

        Tyco International and others have received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Service Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, Tyco Electronics share of such potential losses also is not estimable and may have a material adverse effect on its financial position, results of operations, or cash flows.

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. During 2005 and 2006, Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and the Company in the course of the Company's ongoing compliance activities. To date, the baseline review has revealed that some business practices may not comply with Tyco International and FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on its financial position, results of operations, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

  Intellectual Property and Antitrust Litigation

        The Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. The Company has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

  Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $23 million. As of fiscal year end 2007, the Company concluded that the best estimate within this range is approximately $16 million, of which $3 million is included in accrued and other current liabilities and $13 million is included in other liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its financial position, results of operations, or cash flows.

  Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed as probable and estimable and which relate specifically to the Tyco Electronics business have been recorded in the Company's Consolidated and Combined Financial Statements. In addition, the Company may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the tax liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        In fiscal 2004, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. On the basis of previously accepted amendments, the Company has determined that acceptance of these adjustments is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements. These adjustments resulted in a $205 million net decrease in deferred income tax assets and a $205 million decrease in income taxes in fiscal 2006. Such adjustments did not have a material impact on the Company's results of operations or cash flows.

        During the fourth quarter of fiscal 2007, Tyco International completed proposed amendments to a portion of its U.S. federal income tax returns for the 2001 through 2005 fiscal periods, which primarily reflected the roll forward of the previous amendments for the 1997 to 2002 fiscal periods. These adjustments resulted in a $9 million increase to the tax provision on the Company's Consolidated and Combined Financial Statements in fiscal 2007. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns for periods subsequent to fiscal 2002. When the Company's tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its financial condition, results of operations, or cash flows.

        During the third quarter of fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 though 2000 and issued anticipated Revenue Agents' Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. The Revenue Agents' Reports propose tax audit adjustments to certain of Tyco International's previously filed tax return positions, all of which Tyco International expected and previously assessed at each balance sheet date. Accordingly, the Company has made no additional provision during fiscal 2007 with respect to its share of the proposed audit adjustments in the Revenue Agents' Reports.

        Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact to Tyco International of $458 million, and during the third quarter of fiscal 2007, Tyco International paid $458 million. The Company's portion of this payment reduced income taxes on the Consolidated Balance Sheet by $163 million. Currently, it is the Company's understanding that Tyco International will appeal other proposed tax audit adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. The Company continues to believe that the amounts recorded in its Consolidated and Combined Financial Statements relating to these tax adjustments are sufficient. However, the ultimate resolution of these matters is uncertain and could result in a material impact to the Company's financial position, results of operations, or cash flows. In addition, ultimate resolution of these matters could result in Tyco International filing amended U.S. federal income tax returns for years subsequent to the current fiscal 1997 to 2000 audit period and could have a material impact on the Company's effective tax rate in future reporting periods.

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based on statutory guidelines, the Company estimates the proposed penalties could range between $30 million and $50 million. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. Currently, it is the Company's understanding that Tyco International will vigorously oppose the assertion of any such penalties.

        In connection with the Separation, the Company entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco International's respective rights,

responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

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

        Upon Separation, $930 million of Tyco International's contingent tax liabilities related to unresolved tax matters were transferred to the Company in accordance with the Tax Sharing Agreement. In addition, the Company recorded a receivable from Tyco International and Covidien of $675 million on the Consolidated Balance Sheet at June 29, 2007 relating to indemnifications made by Tyco International and Covidien under the Tax Sharing Agreement. During the fourth quarter of fiscal 2007, an analysis of the tax reserves held by the Company, Tyco International, and Covidien indicated that the Company is the primary obligor for an additional $161 million of tax and related interest for which reserves had been recorded on the books of Tyco International and Covidien. Accordingly, the amounts recorded by the Company upon Separation for contingent tax liabilities and the corresponding assets for indemnifications made by Tyco International and Covidien were increased to reflect these additional amounts. The initial liability at Separation and the adjustment made in the fourth quarter of fiscal 2007 were reflected as adjustments to contributed surplus on the Consolidated Balance Sheet.

        The Company's contractual obligation under the Tax Sharing Agreement is 31% of legacy Tyco International contingent tax liabilities, or $675 million. This net obligation is comprised of shared contingent tax liabilities of $1,223 million, adjusted for the contractual obligations among the parties to the Tax Sharing Agreement. These contractual obligations consist of a $844 million receivable from Tyco International and Covidien related to the Company's shared contingent tax liabilities, a $198 million liability applicable to Tyco International and Covidien contingent tax liabilities, and a $98 million liability under FIN 45 related to the estimated fair value of future indemnifications made under the Tax Sharing Agreement. See further discussion in Note 13. The actual amounts that the Company may be required to ultimately accrue or pay under this agreement could vary depending upon the outcome of the unresolved tax matters, which may not be resolved for several years. See Note 17 for additional information regarding the Company's responsibility for contingent tax liabilities.

  Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions, and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

17. Related Party Transactions

  Trade Activity

        Prior to Separation, the Company sold certain of its manufactured products consisting primarily of connectors and cable assemblies to Tyco International and its affiliates, at prices which approximated fair value. Sales to Tyco International and its affiliates, which are included in net sales on the Consolidated and Combined Statements of Operations, were $60 million during the first nine months of fiscal 2007 and $76 million in both fiscal 2006 and 2005.

  Cash

        During the fourth quarter of fiscal 2007, the Company transferred $27 million of funds to Tyco International to adjust for differences between the Company's cash balance at June 29, 2007 and its final cash balance as determined in accordance with the Separation and Distribution Agreement. This transfer has been recorded as an adjustment to contributed surplus on the Consolidated and Combined Financial Statements.

  Debt and Related Items

        The Company was allocated a portion of Tyco International's consolidated debt, net interest expense, and loss on retirement of debt. See Note 12 for further information regarding these allocations.

  Allocated Expenses

        In the third quarter of fiscal 2007, the Company was allocated a net charge from Tyco International of $887 million related to the class action settlement. See Note 16 for further information regarding the class action settlement.

        Prior to Separation, the Company was allocated general corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International's consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources, and risk management functions. During fiscal 2007, 2006, and 2005, the Company was allocated $152 million, $177 million, and $198 million, respectively, of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations.

        As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses and net class action settlement costs from Tyco International were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been or will be incurred by the Company if it were to operate as an independent, publicly-traded company. As such, the financial information herein may not necessarily reflect the consolidated and combined financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly-traded company during the periods presented.

  Transactions with Tyco Electronics' and Tyco International's Directors

        During fiscal 2007, the Company engaged in commercial transactions in the normal course of business with companies where Tyco Electronics' directors were employed and served as officers. Purchases from such companies aggregated less than one percent of net sales in fiscal 2007. In addition, during periods prior to the Separation in fiscal 2007, 2006, and 2005, the Company engaged in commercial transactions in the normal course of business with companies where Tyco International's directors were employed and served as officers. During each of these periods, Tyco Electronics' purchases from such companies aggregated less than one percent of net sales.

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

18. Income Taxes

        Significant components of the income tax provision for fiscal 2007, 2006, and 2005 are as follows:

	Fiscal
	2007	2006	2005
	(in millions)
Current:
United States:
Federal	$45	$(181)	$22
State	3	(24)	25
Non-U.S.	284	302	383

Current income tax provision	332	97	430

Deferred:
United States:
Federal	153	42	(166)
State	(8)	(35)	74
Non-U.S.	17	(58)	38

Deferred income tax provision	162	(51)	(54)

	$494	$46	$376

        The U.S. and non-U.S. components of income from continuing operations before income taxes and minority interest for 2007, 2006, and 2005 are as follows:

	Fiscal
	2007	2006	2005
	(in millions)
U.S.	$291	$6	$97
Non-U.S.	65	1,234	1,296

Income from continuing operations before income taxes and minority interest	$356	$1,240	$1,393

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for fiscal 2007, 2006, and 2005 are as follows:

	Fiscal
	2007	2006	2005
	(in millions)
Notional U.S. federal income tax expense at the statutory rate	$125	$434	$487
Adjustments to reconcile to the income tax provision:
U.S. state income tax (benefit) provision, net	(3)	(39)	64
Tax credits	(11)	(12)	(15)
Non-U.S. net earnings(1)	(104)	(122)	(186)
Nondeductible charges	7	33	7
Change in accrued income tax liabilities	53	21	110
Allocated loss (gain) on retirement of debt	81	(87)	127
Tax law changes	(11)	—	—
Class action settlement	312	—	—
Divestitures and impairments	—	71	(105)
Valuation allowance	26	(268)	(129)
Proposed adjustments to prior year tax returns	9	—	—
Other	10	15	16

Provision for income taxes	$494	$46	$376

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        In fiscal year 2007, no tax benefits were recorded related to the pre-tax charges for the class action settlement and loss on retirement of debt. The net increase of $26 million of deferred tax asset valuation allowances in fiscal 2007 reflects the tax impacts of increased borrowings as a result of the class action settlement and the Company's separation from Tyco International.

        The net decrease of $268 million of deferred tax asset valuation allowances in fiscal 2006 is primarily driven by improved profitability in certain jurisdictions, principally the U.S. The Company's U.S. results of operations in fiscal 2006 combined with other available evidence, including projections of future taxable income, indicate that it is more likely than not the Company will realize additional deferred tax assets in the future and accordingly the related valuation allowances were reduced.

Reflected in the state tax provision line for fiscal 2006 is a $39 million state tax benefit primarily related to the Tyco Global Network divestiture.

        The allocated loss on retirement of debt in fiscal 2006 is a cumulative one-time benefit of $87 million associated with the receipt of a favorable non-U.S. tax ruling permitting the deduction of historical debt retirement costs. This benefit is partially offset by an increased valuation allowance of $62 million relating to the deferred tax asset associated with net operating losses created by the debt retirement deductions. This $62 million is reflected on the valuation allowance line in the table above.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2007 and 2006 are as follows:

	Fiscal
	2007	2006
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$253	$439
Tax loss and credit carryforwards	2,135	1,936
Inventories	60	35
Pension and postretirement benefits	143	151
Deferred revenue	26	68
Other	146	144

	2,763	2,773

Deferred tax liabilities:
Intangible assets	(378)	(347)
Property, plant, and equipment	(148)	(197)
Other	(132)	(170)

	(658)	(714)

Net deferred tax asset before valuation allowance	2,105	2,059
Valuation allowance	(703)	(611)

Net deferred tax asset	$1,402	$1,448

        At fiscal year end 2007, the Company had approximately $1,253 million of U.S. federal and $192 million of U.S state net operating loss carryforwards (tax effected) which will expire in future years through 2027. In addition, at fiscal year end 2007, the Company had approximately $143 million of U.S. federal tax credit carryforwards, of which $22 million have no expiration and $121 million will expire in future years through 2027, and $40 million of U.S. state tax credits carryforwards which will expire in future years through 2027. The Company also had $5 million of U.S. federal contribution carryforwards (tax effected) expiring through 2011 and $21 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2010 at fiscal year end 2007.

        At fiscal year end 2007, the Company had approximately $466 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $164 million have no expiration and $302 million will expire in future years through 2017. Also, at fiscal year end 2007, there were

$6 million of non-U.S. tax credit carryforwards which will expire in future years through 2013 and $9 million of non-U.S. capital loss carryforwards (tax effected) with no expiration.

        The valuation allowance for deferred tax assets of $703 million and $611 million at fiscal year end 2007 and 2006, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. At fiscal year end 2007, approximately $4 million of the valuation allowance will ultimately reduce goodwill and approximately $16 million of the valuation allocation will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. See "Income Taxes" in Note 16 for further information.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company recognizes potential liabilities and records tax liabilities as well as related interest for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. The Company adjusts these liabilities in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. Further, management has reviewed with tax counsel the issues raised by these taxing authorities and the adequacy of these recorded amounts. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Substantially all of these potential tax liabilities are recorded in income taxes on the Consolidated and Combined Balance Sheets as payment is not expected within one year.

        Except for earnings that are currently distributed, no additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if the intention to permanently reinvest earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

19. Other Expense, Net

        Other expense, net of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 12 for additional information. Additionally, in fiscal 2007, the Company recorded other income of $13 million associated with Tyco International's and Covidien's share of certain contingent tax liabilities relating to unresolved tax matters of legacy Tyco International. For further information regarding the Tax Sharing Agreement, see Notes 16 and 17.

        Other expense, net in fiscal 2005 includes an allocation of $365 million from Tyco International for loss on retirement of debt. See Note 12 for additional information.

        The allocation methodology for the loss on retirement of debt is consistent with the treatment of debt and net interest expense as described in Note 12. Management believes that this allocation was reasonable given the impact such retirements had on the overall capital structure of Tyco International. However, these amounts may not be indicative of the actual losses on the retirement of debt that the Company would have incurred had the Company been operating as a separate, stand-alone company for the periods presented.

20. (Loss) Earnings Per Share

        The computation of basic (loss) earnings per share is based on the Company's net (loss) income divided by the basic weighted-average number of common shares. On June 29, 2007, the Separation from Tyco International was completed in a tax-free distribution to the Company's shareholders of one common share of Tyco Electronics Ltd. for every four common shares of Tyco International held on June 18, 2007. As a result, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation.

        The following table sets forth the denominators of the basic and diluted (loss) earnings per share computations:

	Fiscal
	2007	2006	2005
	(in millions)
Weighted-average shares outstanding:
Basic	497	497	497
Stock options and restricted stock awards	—	—	—

Diluted	497	497	497

        For the year ended September 28, 2007, options to purchase Tyco Electronics' common shares with the underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share totaled 3 million as of September 28, 2007.

        In addition, certain share option awards were not included in the computation of diluted loss per share for the year ended September 28, 2007 because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted loss per share totaled 20 million as of September 28, 2007.

        The Separation and Distribution Agreement entered into pursuant to Separation requires that the Company issue common shares, as needed, to satisfy convertible debentures issued prior to Separation by Tyco International and retained by Tyco International subsequent to Separation. Up to approximately 250,000 shares could be issued to satisfy convertible debentures. For the year ended September 28, 2007, the number of shares issuable to holders of unconverted Tyco International debt would be antidilutive. Such shares not included in the computation of diluted loss per share were insignificant as of September 28, 2007.

        The following table sets forth the computation of basic and diluted (loss) earnings per share utilizing the net income for the year and the Company's basic and diluted shares outstanding:

	Fiscal
	2007	2006	2005
	(in millions, except per share data)
Net (loss) income	$(554)	$1,193	$1,144
Basic and diluted weighted-average shares outstanding	497	497	497

Basic and diluted (loss) earnings per share	$(1.11)	$2.40	$2.30

21. Equity

  Parent Company Investment

        For all periods prior to June 29, 2007, Tyco International's investment in the electronics businesses is shown as parent company investment in the Combined Financial Statements. Parent company investment represents the historical investment of capital into the Company, the Company's accumulated net earnings after taxes, and the net effect of transactions with and allocations from Tyco International. See Note 17 for additional information regarding the allocation to the Company of various expenses incurred by Tyco International.

        On June 29, 2007, Tyco International completed a distribution of one common share of Tyco Electronics Ltd. for every four common shares of Tyco International. Following the Separation, the Company had 497 million common shares outstanding. After the Separation adjustments were recorded on June 29, 2007, the remaining parent company investment balance, which includes all earnings prior to the Separation, was transferred to contributed surplus. Net income subsequent to the Separation is included in accumulated earnings.

  Preferred Shares

        The Company has authorized 125,000,000 preferred shares, par value of $0.20 per share, none of which were issued and outstanding at September 28, 2007. Rights as to dividends, return of capital, redemption, conversion, voting, and otherwise with respect to the preferred shares may be determined by the Company's board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preferred shares then outstanding would be entitled to payment to them of the amount for which the preferred shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

  Dividends

        In September 2007, the Company's board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on November 1, 2007. The declared but unpaid dividend is recorded in accrued and other current liabilities on the Consolidated Balance Sheet at fiscal year end 2007.

  Share Repurchase Program

        In September 2007, the Company's board of directors authorized a share repurchase program of $750 million to purchase a portion of the Company's outstanding common shares. No common shares were repurchased under this program in fiscal 2007.

22. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income are as follows:

	Currency Translation(1)	Unrealized (Loss) Gain on Securities	Unrecognized Pension and Postretirement Benefit Costs	Unrealized Loss on Cash Flow Hedge	Accumulated Other Comprehensive Income
	(in millions)
Balance at October 1, 2004	$744	$2	$(255)	$—	$491
Pre-tax current period change	(87)	(1)	(116)	—	(204)
Income tax benefit	—	—	44	—	44

Balance at September 30, 2005	657	1	(327)	—	331
Pre-tax current period change	242	—	150	—	392
Income tax expense	—	—	(53)	—	(53)

Balance at September 29, 2006	899	1	(230)	—	670
Pre-tax current period change	453	—	319	(53)	719
Income tax expense	—	—	(112)	—	(112)

	1,352	1	(23)	(53)	1,277
Adoption of SFAS No. 158:
Pre-tax current period change	—	—	(347)	—	(347)
Income tax benefit	—	—	122	—	122

Total	—	—	(225)	—	(225)

Balance at September 28, 2007	$1,352	$1	$(248)	$(53)	$1,052

(1)
During fiscal 2006, $38 million was transferred from currency translation adjustments as a result of the sale of non-U.S. entities. The $38 million gain is included in (loss) income from discontinued operations in the Combined Statement of Operations. During fiscal 2005, $30 million was transferred from currency translation adjustments and included in net income as a result of the sale of non-U.S. entities. The $30 million gain in fiscal 2005 related to the Tyco Global Network and is included in gain on divestiture in the Combined Statement of Operations.

23. Share Plans

        Prior to Separation on June 29, 2007, all equity awards (restricted share awards and share options) held by Company employees were granted under the Tyco International Ltd. 2004 Stock and Incentive Plan or other Tyco International equity incentive plans. All equity awards granted by the Company subsequent to Separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan"). The 2007 Plan is administered by the Management Development and Compensation Committee of the board of directors of Tyco Electronics, which consists exclusively of independent directors of Tyco Electronics and provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted stock, promissory stock, and other stock-based awards (collectively, "Awards"). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. The 2007 Plan allows for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards.

        Prior to the Separation, all employee equity awards were granted by Tyco International. At the time of Separation, significantly all of Tyco International's outstanding restricted share awards issued to Company employees prior to September 29, 2006 were converted into restricted share awards of the Company at a ratio of one share of the Company for every four Tyco International common shares. The conversion of those pre-September 29, 2006 awards also resulted in the issuance of one restricted share award in Tyco International and Covidien. The conversion of pre-September 29, 2006 awards to executives and employees of Tyco International and Covidien resulted in the issuance of a Tyco Electronics Ltd. restricted share award for every four Tyco International awards that existed. The remaining restricted share and share option awards issued to Company employees converted into restricted share and share option awards of the Company based on a ratio of the Company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option awards granted prior to September 29, 2006 to Company employees who were identified as "Tyco Corporate Employees' prior to Separation converted to share option awards in each of the three post-Separation companies based on ratios of the respective company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option award conversions were done in accordance with Sections 409A and 424 of the Code. Upon Separation, all performance conditions on outstanding performance share awards to Company employees were lifted and those awards converted to restricted share awards in the Company's stock only.

Restricted Share Awards

        Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. All restrictions on the award will lapse upon retirement or normal retirement eligibility, death, or disability of the employee. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. For grants which vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest in one-third increments over a period of four years beginning in the second year, as determined by the Management Development and Compensation Committee, or upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

        A summary of the status of restricted share awards and performance share grants by Tyco International prior to Separation and Tyco Electronics subsequent to Separation as of fiscal year end 2007 and changes during the year then ended is presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2006	2,492,825	$29.90
Granted by Tyco International prior to Separation	1,472,960	30.34
Vested prior to Separation	(682,696)	27.71
Forfeited prior to Separation	(114,949)	29.87
Awards granted pursuant to the Separation	1,713,945	34.08
Effect of Separation on grants made by Tyco International	(1,641,204)	30.47
Granted by Tyco Electronics subsequent to Separation	1,896,610	39.69
Vested subsequent to Separation	(703,098)	35.60
Forfeited subsequent to Separation	(35,848)	35.72

Non-vested at September 28, 2007	4,398,545	$36.96

        Included in the Awards granted pursuant to Separation above are 1,337,767 restricted share awards granted to employees and executives of Tyco International and Covidien. Fifty percent of those awards vested on July 2, 2007 and the remaining fifty percent will vest on January 2, 2008. Any expense related to this accelerated vesting is borne by the company employing the individual to whom the grant was awarded, either Tyco International or Covidien.

        Fifty percent of the expense associated with issuance of Tyco International and Covidien restricted share awards made to employees of the Company as a result of the Separation was recorded by the Company on July 2, 2007 and the remaining fifty percent is being expensed ratably through January 2, 2008. This acceleration of expense for Company employees is borne by the Company and is included in the Consolidated and Combined Statement of Operations within separation costs.

        The weighted-average grant-date fair value of Tyco International restricted share awards granted to Tyco Electronics employees during pre-Separation fiscal 2007, 2006 and 2005 was $30.34, $28.96, and $35.52 respectively. The weighted-average grant-date fair value of Tyco Electronics restricted share awards granted during fiscal 2007 was $39.69. The total fair value of restricted share awards vested for grants made by Tyco International to Tyco Electronics employees was $19 million during pre-Separation fiscal 2007, $5 million during fiscal 2006, and less than $1 million during fiscal 2005. The total fair value of restricted share awards vested for grants made by Tyco Electronics was $25 million during fiscal 2007.

Non-vested Performance Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2006	117,600	$29.00
Granted by Tyco International prior to Separation	33,260	28.18
Forfeited prior to Separation	(1,900)	27.93
Awards granted pursuant to the Separation	19,600	29.00
Effect of Separation on grants made by Tyco International	(168,560)	28.85

Non-vested at September 28, 2007	—	$—

        The total fair value of Tyco International performance shares granted to Tyco Electronics employees vested during pre-Separation fiscal 2007, 2006, and 2005 was insignificant. Tyco Electronics issued no performance shares during fiscal 2007.

        As of fiscal year end 2007, there was $89 million of total unrecognized compensation cost related to both non-vested Tyco Electronics restricted share awards and performance shares. That cost is expected to be recognized over a weighted-average period of 2.4 fiscal years.

  Deferred Stock Units

        Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco Electronics common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents, which are delivered at the same time as the underlying DSUs. Conditions of vesting are determined at the time of grant. During fiscal year 2007, the Company granted 44,450 DSUs that vested immediately. The grant date fair value of those grants was expensed immediately and was determined to be insignificant.

  Share Options

        Share options (or Options) are granted to purchase Tyco Electronics common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options generally vest and become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant.

        As a result of the Separation, 7,217,640 share option awards were issued to employees and executives of Tyco International and Covidien. Share option activity for grants by Tyco International prior to Separation and Tyco Electronics subsequent to Separation as of fiscal year end 2007 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 30, 2006	32,998,698	$36.96
Granted by Tyco International prior to Separation	2,440,402	30.26
Exercised prior to Separation	(6,034,977)	23.92
Expired prior to Separation	(1,498,008)	45.80
Forfeited prior to Separation	(291,884)	30.77
Awards granted pursuant to the Separation	8,235,259	35.76
Effect of Separation on grants made by Tyco International	(5,422,945)	37.28
Granted by Tyco Electronics subsequent to Separation	3,205,100	39.72
Exercised subsequent to Separation	(557,891)	24.35
Expired subsequent to Separation	(724,573)	57.74
Forfeited subsequent to Separation	(41,610)	39.70

Outstanding at September 28, 2007	32,307,571	$42.86	5.3	100

Vested and unvested expected to vest at September 28, 2007	31,118,728	$43.06	5.3	99
Exercisable at September 28, 2007	24,435,466	44.53	4.1	96

        The conversion of Tyco International share option awards into Tyco Electronics share option awards at Separation was considered a modification of an award in accordance with SFAS No. 123R, "Share Based Payment." As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards of $13 million. Of that amount, the Company recorded non-cash compensation expense of $11 million in separation costs in the Consolidated and Combined Statement of Operations for fiscal year 2007. The remaining $2 million of modification expense will be recorded through 2011.

        As of fiscal year end 2007, there was $58 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

  Stock-Based Compensation

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result, the Company's results from continuing operations for fiscal 2006 include incremental share-based compensation expense of $40 million. Total share-based compensation cost during fiscal 2007, 2006, and 2005 of $100 million, $69 million, and $20 million, respectively, has been included in the Consolidated and Combined Statements of Operations within selling, general, and administrative expenses and separation costs. The Company has recognized a related tax benefit associated with its share-based compensation arrangements of $27 million, $19 million, and $6 million in fiscal 2007, 2006, and 2005, respectively.

        Prior to October 1, 2005, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the stock at the date of grant. If Tyco International and the Company applied the fair value based method prescribed by SFAS No. 123, for share options granted by Tyco International to Tyco Electronics employees, the effect on net income would have been as follows:

Fiscal 2005
(in millions, except per share data)
Net income, as reported	$1,144
Add: Employee compensation expense for share options included in reported net income, net of income	5
Less: Total employee compensation expense for share options determined under fair value method, net	(35)

Net income, pro forma	$1,114

Earnings per share:
Basic and diluted, as reported	$2.30
Basic and diluted, pro forma	2.24

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the stock of a composite of peers of Tyco Electronics and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on Tyco Electronics' expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average assumptions Tyco International used in the Black-Scholes option pricing model for pre-Separation fiscal 2007, 2006, and 2005 are as follows:

	Fiscal
	2007	2006	2005
Expected stock price volatility	32%	34%	33%
Risk free interest rate	4.3%	4.3%	4.1%
Expected annual dividend per share	$0.64	$0.40	$0.40
Expected life of options (years)	4.9	4.0	4.3

        The weighted-average assumptions Tyco Electronics used in the Black-Scholes option pricing model for post-Separation grants in fiscal 2007 are as follows:

Fiscal 2007
Expected stock price volatility	30%
Risk free interest rate	4.9%
Expected annual dividend per share	$0.56
Expected life of options (years)	5.2

        The weighted-average grant-date fair values of Tyco International options granted to Tyco Electronics employees during pre-Separation fiscal 2007, 2006, and 2005 were $9.52, $8.96, and $10.97, respectively. The total intrinsic value of Tyco International options exercised by Tyco Electronics employees during pre-Separation fiscal 2007, 2006, and 2005 was $48 million, $22 million, and $32 million, respectively.

        The weighted-average grant-date fair value of Tyco Electronics options granted during post-Separation fiscal 2007 was $12.34. The total intrinsic value of Tyco Electronics options exercised during post-Separation fiscal 2007 was $7 million. The total cash received by the Company related to the exercise of options totaled $14 million. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2007 in the Consolidated and Combined Statement of Cash Flows was not significant.

  Employee Stock Purchase Plans

        The Company has adopted the Tyco Electronics Ltd. Employee Stock Purchase Plan (the "ESP Plan"). Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries will be eligible to participate in this employee share purchase plan. Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction on the first $40,000 of payroll deductions. All shares purchased under the ESP Plan are purchased on the open market by a designated broker. The Company expects to allow participation in the ESP Plan during the first quarter of fiscal 2008.

        Tyco Electronics also maintains two other employee stock purchase plans for the benefit of employees of certain qualified non-U.S. subsidiaries. The terms of these plans provided employees the right to purchase shares of the Company's stock at a stated price and receive certain tax benefits.

        The Company has adopted the Tyco Electronics Ltd. Savings Related Share Plan (the "UK SAYE Plan"). Under the UK SAYE Plan, eligible employees in the United Kingdom are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the UK SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. The Company expects to allow participation in the UK SAYE Plan during the second quarter of fiscal 2008.

        The Company also has adopted the Tyco Electronics Ireland Limited Irish Revenue Approved Profit Sharing Plan (the "Irish Bonus Plan"). Under the Irish Bonus Plan, eligible employees are offered the opportunity to acquire shares using a portion of their bonus. Such employees also have the opportunity to forego a portion of their basic salary to purchase additional shares. The Company expects to allow participation in the Irish Bonus Plan during the second quarter of fiscal 2008.

24. Consolidated and Combined Segment and Geographic Data

        The Company aggregates its operating segments into four reportable segments based upon the Company's internal business structure. See Note 1 for a description of the segments in which the Company operates. Segment performance is evaluated based on net sales and operating income. Generally, the Company considers all expenses to be of an operating nature, and, accordingly, allocates them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment income from operations. Allocated class action settlement costs, net and separation costs incurred in fiscal 2007 were not allocated to the segments. Intersegment sales are not material and are recorded at selling prices that approximate market prices.

        Net sales and income from operations by business segment are presented in the following table for fiscal 2007, 2006, and 2005:

	Net Sales			Income from Operations
	Fiscal			Fiscal
	2007	2006	2005	2007	2006		2005
	(in millions)
Electronic Components	$10,111	$9,386	$8,757	$1,339	$1,404		$1,398
Network Solutions	1,897	1,740	1,526	231	268		225
Wireless Systems	887	874	871	77	(239	)(1)	92
Undersea Telecommunications	565	300	279	38	15		292	(2)
Allocated class action settlement costs, net and separation costs	—	—	—	(932)	—		—

Total	$13,460	$12,300	$11,433	$753	$1,448		$2,007

(1)
Includes goodwill impairment of $316 million in fiscal 2006. See Note 9 for additional information.

(2)
Includes gain on sale of the Tyco Global Network of $301 million in fiscal 2005. See Note 5 for additional information.

        No single customer accounted for a significant portion of sales in the years presented.

        As the Company is not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures for fiscal 2007, 2006, and 2005 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2007	2006	2005	2007		2006	2005
	(in millions)
Electronic Components	$436	$396	$396	$521		$462	$419
Network Solutions	32	32	33	52		38	28
Wireless Systems	45	41	46	31		51	25
Undersea Telecommunications	22	15	15	288	(1)	4	4

Total	$535	$484	$490	$892		$555	$476

(1)
Includes $280 million related to the Company's exercise of its option to buy five cable-laying sea vessels in fiscal 2007. See Note 8 for additional information.

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2007, 2006, and 2005 were as follows:

	Segment Assets
	Fiscal
	2007	2006	2005
	(in millions)
Electronic Components	$3,548	$3,320	$2,921
Network Solutions	699	592	498
Wireless Systems	331	314	345
Undersea Telecommunications	155	58	42

Total segment assets(1)	4,733	4,284	3,806
Other current assets	5,140	2,266	2,078
Non-current assets	13,815	12,541	12,589

Total assets	$23,688	$19,091	$18,473

(1)
Segment assets are comprised of accounts receivable and inventory.

        Net sales by geographic region for fiscal 2007, 2006, and 2005 and property, plant, and equipment, net by geographic area at fiscal year end 2007, 2006, and 2005 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2007	2006	2005	2007		2006	2005
	(in millions)
United States	$4,409	$4,173	$4,047	$1,196		$1,199	$1,188
Other Americas	514	460	399	52		42	40
Europe/Middle East/Africa	4,858	4,310	4,094	1,331		1,176	1,107
Asia-Pacific	3,679	3,357	2,893	926	(2)	659	578

Total	$13,460	$12,300	$11,433	$3,505		$3,076	$2,913

(1)
Net sales from external customers is attributed to individual countries based on the legal entity that records the sale.

(2)
Includes the five cable-laying sea vessels that the Company exercised its option to buy in fiscal 2007. See Note 8 for additional information.

25. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended September 28, 2007 and September 29, 2006 were as follows:

	Fiscal 2007
	First(1)	Second(2)	Third(3)	Fourth(4)
	(in millions, except per share data)
Net sales	$3,094	$3,335	$3,412	$3,619
Gross income	815	860	862	911
Income (loss) from continuing operations	240	285	(933)	264
Income (loss) from discontinued operations, net of income taxes	41	(8)	(435)	(8)
Net income (loss)	281	277	(1,368)	256
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$0.57	$(1.88)	$0.53
Income (loss) from discontinued operations, net of income taxes	0.09	(0.01)	(0.87)	(0.01)
Net income (loss)	0.57	0.56	(2.75)	0.52
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.48	$0.57	$(1.88)	$0.53
Income (loss) from discontinued operations, net of income taxes	0.09	(0.01)	(0.87)	(0.02)
Net income (loss)	0.57	0.56	(2.75)	0.51
Weighted-average number of shares outstanding:(5)
Basic	497	497	497	496
Diluted	497	497	497	500

(1)
Net income for the first quarter of fiscal 2007 includes $41 million of income, net of income taxes, from discontinued operations.

(2)
Net income for the second quarter of fiscal 2007 includes an $8 million loss, net of income taxes, from discontinued operations.

(3)
Loss from continuing operations for the third quarter of fiscal 2007 includes $891 million of allocated net class action settlement costs, $25 million of separation costs, $28 million of net restructuring and other charges, and $232 million of allocated loss on retirement of debt. Net loss includes a $435 million loss, net of income taxes, from discontinued operations.

(4)
Loss from continuing operations for the fourth quarter of fiscal 2007 includes $20 million of separation costs, $51 million of net restructuring and other charges, and $13 million of other income related to the accretion of interest on certain contingent tax liabilities relating to unresolved tax matters of legacy Tyco International. Net loss includes an $8 million loss, net of income taxes, from discontinued operations.

(5)
At Separation, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation. The computation of diluted loss per share excludes non-vested restricted shares and stock options of 4 million for the quarter ending June 29, 2007 as their effect would have been anti-dilutive.

	Fiscal 2006
	First(1)	Second(2)	Third(3)	Fourth(4)
	(in millions, except per share data)
Net sales	$2,817	$3,029	$3,206	$3,248
Gross income	744	843	845	869
Income from continuing operations	241	318	305	324
(Loss) income from discontinued operations, net of income taxes	(9)	(16)	(7)	45
Cumulative effect of accounting change, net of income taxes	(8)	—	—	—
Net income	224	302	298	369
Basic and diluted earnings per share:
Income from continuing operations	$0.48	$0.64	$0.61	$0.65
(Loss) income from discontinued operations, net of income taxes	(0.02)	(0.03)	(0.01)	0.09
Cumulative effect of accounting change, net of income taxes	(0.01)	—	—	—
Net income	0.45	0.61	0.60	0.74
Weighted-average number of shares outstanding:(5)
Basic and diluted	497	497	497	497

(1)
Net income for the first quarter of fiscal 2006 includes a $9 million loss, net of income taxes, from discontinued operations as well as an $8 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of FIN 47, "Accounting for Conditional Asset Retirement Obligation—an Interpretation of FASB Statement No. 143." See Note 2 for additional information.

(2)
Net income for the second quarter of fiscal 2006 includes a $16 million loss, net of income taxes, from discontinued operations.

(3)
Net income for the third quarter of fiscal 2006 includes a $7 million loss, net of income taxes, from discontinued operations.

(4)
Income from continuing operations for the fourth quarter of fiscal 2006 included a goodwill impairment charge of $316 million in the Wireless Systems segment related to the Integrated Wireless Products reporting unit. Net income includes $45 million of income, net of income taxes, from discontinued operations.

(5)
At Separation, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation.

26. Subsequent Events

        In October 2007, the Company entered into a definitive agreement to sell its Power Systems business for $100 million in cash, subject to a final working capital adjustment. The Company expects to recognize a gain of approximately $40 million on this divestiture. The sale transaction is expected to close in the first or second quarter of fiscal 2008.

27. Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a wholly owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the borrower under the Company's revolving credit facility, as well as obligor under the Company's senior notes issued in September 2007 and bridge loan facility, all of which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method.

Consolidating Statement of Operations

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,460	$—	$13,460
Cost of sales	—	—	10,012	—	10,012

Gross income	—	—	3,448	—	3,448
Selling, general, and administrative expenses	27	(34)	1,671	—	1,664
Allocated class action settlement costs, net	887	—	—	—	887
Separation costs	—	—	45	—	45
Restructuring and other charges, net	—	—	99	—	99

(Loss) income from operations	(914)	34	1,633	—	753
Interest income	—	11	42	—	53
Interest expense	—	(105)	(126)	—	(231)
Other (expense) income, net	—	(232)	13	—	(219)
Equity in net income of subsidiaries	770	955	—	(1,725)	—
Equity in net loss of subsidiaries held for sale	(410)	(410)	—	820	—
Intercompany interest and fees	—	107	(107)	—	—

(Loss) income from continuing operations before income taxes and minority interest	(554)	360	1,455	(905)	356
Income taxes	—	—	(494)	—	(494)
Minority interest	—	—	(6)	—	(6)

(Loss) income from continuing operations	(554)	360	955	(905)	(144)
(Loss) from discontinued operations, net of income taxes	—	—	(410)	—	(410)

Net (loss) income	$(554)	$360	$545	$(905)	$(554)

Consolidating Statement of Operations

For the Fiscal Year Ended September 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$12,300	$12,300
Cost of sales	—	8,999	8,999

Gross income	—	3,301	3,301
Selling, general, and administrative expenses	—	1,524	1,524
Restructuring and other charges, net	—	13	13
Goodwill impairment	—	316	316

Income from operations	—	1,448	1,448
Interest income	—	48	48
Interest expense	—	(256)	(256)

Income from continuing operations before income taxes and minority interest	—	1,240	1,240
Income taxes	—	(46)	(46)
Minority interest	—	(6)	(6)

Income from continuing operations	—	1,188	1,188
Income from discontinued operations, net of income taxes	—	13	13

Income before cumulative effect of accounting change	—	1,201	1,201
Cumulative effect of accounting change, net of income taxes	—	(8)	(8)

Net income	$—	$1,193	$1,193

Consolidating Statement of Operations

For the Fiscal Year Ended September 30, 2005

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$11,433	$11,433
Cost of sales	—	8,334	8,334

Gross income	—	3,099	3,099
Selling, general, and administrative expenses	—	1,403	1,403
Restructuring and other credits, net	—	(10)	(10)
Gain on divestiture	—	(301)	(301)

Income from operations	—	2,007	2,007
Interest income	—	44	44
Interest expense	—	(293)	(293)
Other expense, net	—	(365)	(365)

Income from continuing operations before income taxes and minority interest	—	1,393	1,393
Income taxes	—	(376)	(376)
Minority interest	—	(6)	(6)

Income from continuing operations	—	1,011	1,011
Income from discontinued operations, net of income taxes	—	122	122

Income before cumulative effect of accounting change	—	1,133	1,133
Cumulative effect of accounting change, net of income taxes	—	11	11

Net income	$—	$1,144	$1,144

Consolidating Balance Sheet

As of September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$934	$—	$936
Accounts receivable, net	—	—	2,686	—	2,686
Inventories	—	—	2,047	—	2,047
Class action settlement escrow	928	—	—	—	928
Class action settlement receivable	2,064	—	—	—	2,064
Intercompany receivables	181	29	(84)	(126)	—
Prepaid expenses and other current assets	(2)	—	674	—	672
Deferred income taxes	—	—	325	—	325
Assets held for sale	—	—	215	—	215

Total current assets	3,173	29	6,797	(126)	9,873
Property, plant, and equipment, net	—	—	3,505	—	3,505
Goodwill	—	—	7,177	—	7,177
Intangible assets, net	—	—	554	—	554
Deferred income taxes	—	—	1,397	—	1,397
Investment in subsidiaries	11,324	13,517	—	(24,841)	—
Investment in subsidiaries held for sale	51	51	—	(102)	—
Intercompany loans receivable	—	6,267	5,024	(11,291)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	844	—	844
Other assets	—	2	336	—	338

Total Assets	$14,548	$19,866	$25,634	$(36,360)	$23,688

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	1	—	1,381	—	1,382
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	61	3	1,386	—	1,450
Deferred revenue	—	—	191	—	191
Intercompany payables	29	181	(172)	(38)	—
Liabilities held for sale	—	—	165	—	165

Total current liabilities	3,083	184	2,956	(38)	6,185
Long-term debt and obligations under capital lease	—	3,283	90	—	3,373
Intercompany loans payable	88	5,024	6,267	(11,379)	—
Long-term pension and postretirement liabilities	—	—	607	—	607
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	1,242	—	1,242
Other liabilities	—	—	618	—	618

Total Liabilities	3,171	8,491	12,051	(11,417)	12,296

Minority interest	—	—	15	—	15
Equity	11,377	11,375	13,568	(24,943)	11,377

Total Liabilities and Equity	$14,548	$19,866	$25,634	$(36,360)	$23,688

Consolidating Balance Sheet

As of September 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$469	$469
Accounts receivable, net	—	2,434	2,434
Inventories	—	1,850	1,850
Prepaid expenses and other current assets	—	447	447
Deferred income taxes	—	368	368
Assets held for sale	—	982	982

Total current assets	—	6,550	6,550
Property, plant, and equipment, net	—	3,076	3,076
Goodwill	—	7,135	7,135
Intangible assets, net	—	576	576
Deferred income taxes	—	1,501	1,501
Other assets	—	253	253

Total Assets	$—	$19,091	$19,091

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$291	$291
Accounts payable	—	1,251	1,251
Accrued and other current liabilities	—	1,307	1,307
Deferred revenue	—	155	155
Liabilities held for sale	—	145	145

Total current liabilities	—	3,149	3,149
Long-term debt and obligations under capital lease	—	3,371	3,371
Long-term pension and postretirement liabilities	—	491	491
Deferred income taxes	—	380	380
Income taxes	—	190	190
Other liabilities	—	334	334

Total Liabilities	—	7,915	7,915

Minority interest	—	16	16
Equity	—	11,160	11,160

Total Liabilities and Equity	$—	$19,091	$19,091

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(74)	$(264)	$1,876	$—	$1,538
Net cash used in discontinued operating activities	—	—	(13)	—	(13)

Cash Flows From Investing Activities:
Capital expenditures	—	—	(892)	—	(892)
Proceeds from sale of property, plant, and equipment	—	—	72	—	72
Purchase accounting and holdback/earn-out liabilities	—	—	(3)	—	(3)
Class action settlement escrow	(928)	—	—	—	(928)
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	227	—	227
Decrease in intercompany loans	—	2,011	—	(2,011)	—

Net cash (used in) provided by investing activities	(928)	2,011	(596)	(2,011)	(1,524)
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Cash Flows From Financing Activities:
Debt proceeds	—	5,676	—	—	5,676
Allocated debt activity	—	(3,743)	—	—	(3,743)
Repayment of debt	—	(2,393)	(62)	—	(2,455)
Net transactions with former parent	875	(2,956)	3,193	—	1,112
Changes in parent company equity	129	1,669	(1,798)	—	—
Transfers to discontinued operations	—	—	(181)	—	(181)
Loan borrowing from parent	—	—	(2,011)	2,011	—
Minority interest distributions paid	—	—	(7)	—	(7)
Other	—	—	5	—	5

Net cash provided by (used in) financing activities	1,004	(1,747)	(861)	2,011	407
Net cash provided by discontinued financing activities	—	—	24	—	24

Effect of currency translation on cash	—	—	46	—	46
Net increase in cash and cash equivalents	2	—	472	—	474
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of fiscal year	—	—	469	—	469

Cash and cash equivalents at end of fiscal year	$2	$—	$934	$—	$936

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—	$1,665	$1,665
Net cash used in discontinued operating activities	—	(2)	(2)

Cash Flows From Investing Activities:
Capital expenditures	—	(555)	(555)
Proceeds from sale of property, plant, and equipment	—	12	12
Acquisition of businesses, net of cash acquired	—	(23)	(23)
Purchase accounting and holdback/earn-out liabilities	—	(3)	(3)
Other	—	26	26

Net cash used in investing activities	—	(543)	(543)
Net cash used in discontinued investing activities	—	(96)	(96)

Cash Flows From Financing Activities:
Allocated debt activity	—	(731)	(731)
Repayment of debt	—	(113)	(113)
Net transactions with former parent	—	(74)	(74)
Transfers from discontinued operations	—	2	2
Minority interest distributions paid	—	(12)	(12)
Other	—	(4)	(4)

Net cash used in financing activities	—	(932)	(932)
Net cash provided by discontinued financing activities	—	104	104

Effect of currency translation on cash	—	(1)	(1)
Net increase in cash and cash equivalents	—	195	195
Less: net increase in cash and cash equivalents related to discontinued operations	—	(6)	(6)
Cash and cash equivalents at beginning of fiscal year	—	280	280

Cash and cash equivalents at end of fiscal year	$—	$469	$469

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 30, 2005

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—	$1,546	$1,546
Net cash used in discontinued operating activities	—	(35)	(35)

Cash Flows From Investing Activities:
Capital expenditures	—	(476)	(476)
Proceeds from sale of property, plant, and equipment	—	23	23
Acquisition of businesses, net of cash acquired	—	(12)	(12)
Purchase accounting and holdback/earn-out liabilities	—	(8)	(8)
Proceeds from divestiture of business, net of cash retained by business sold	—	130	130
Other	—	61	61

Net cash used in investing activities	—	(282)	(282)
Net cash used in discontinued investing activities	—	(4)	(4)

Cash Flows From Financing Activities:
Allocated debt activity	—	(1,330)	(1,330)
Repayment of debt	—	(114)	(114)
Net transactions with former parent	—	85	85
Transfers to discontinued operations	—	(16)	(16)
Minority interest distributions paid	—	(12)	(12)
Other	—	(1)	(1)

Net cash used in financing activities	—	(1,388)	(1,388)
Net cash provided by discontinued financing activities	—	35	35

Effect of currency translation on cash	—	11	11
Net decrease in cash and cash equivalents	—	(117)	(117)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	4	4
Cash and cash equivalents at beginning of fiscal year	—	$393	$393

Cash and cash equivalents at the end of fiscal year	$—	$280	$280

TYCO ELECTRONICS LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2007
Allowance for Doubtful Accounts Receivable	$59	$8	$4	$(11)	$60
Fiscal 2006
Allowance for Doubtful Accounts Receivable	69	2	1	(13)	59
Fiscal 2005
Allowance for Doubtful Accounts Receivable	66	17	6	(20)	69

QuickLinks

TYCO ELECTRONICS LTD. TABLE OF CONTENTS
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Liquidity and Capital Resources
Commitments and Contingencies
Off-Balance Sheet Arrangements
Critical Accounting Policies and Estimates
Accounting Pronouncements
Forward-Looking Information
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
TYCO ELECTRONICS LTD. INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED BALANCE SHEETS As of September 28, 2007 and September 29, 2006
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005
TYCO ELECTRONICS LTD. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Consolidating Statement of Operations For the Fiscal Year Ended September 28, 2007
Consolidating Statement of Operations For the Fiscal Year Ended September 29, 2006
Consolidating Statement of Operations For the Fiscal Year Ended September 30, 2005
Consolidating Balance Sheet As of September 28, 2007
Consolidating Balance Sheet As of September 29, 2006
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 28, 2007
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 29, 2006
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 30, 2005
TYCO ELECTRONICS LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Fiscal Years Ended September 28, 2007, September 29, 2006, and September 30, 2005