Form 10-Q
period 2007-12-28
Tyco Electronics Ltd.
filed 2008-02-07
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)
Second Floor, 96 Pitts Bay Road, Pembroke, HM 08, Bermuda (Address of principal executive offices)
441-294-0607 (Registrant's telephone number)

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

        The number of common shares outstanding as of February 5, 2008 was 487,415,277.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions, except per share data)
Net sales	$3,675	$3,094
Cost of sales	2,758	2,279

Gross income	917	815
Selling, general, and administrative expenses	418	411
Restructuring and other charges, net	21	10

Income from operations	478	394
Interest income	10	15
Interest expense	(50)	(60)
Other income	592	—

Income from continuing operations before income taxes and minority interest	1,030	349
Income taxes	(157)	(108)
Minority interest	(1)	(1)

Income from continuing operations	872	240
Income from discontinued operations, net of income taxes	77	41

Net income	$949	$281

Basic earnings per share:
Income from continuing operations	$1.76	$0.48
Income from discontinued operations	0.15	0.09

Net income	$1.91	$0.57

Diluted earnings per share:
Income from continuing operations	$1.75	$0.48
Income from discontinued operations	0.15	0.09

Net income	$1.90	$0.57

Weighted-average number of shares outstanding:
Basic	496	497
Diluted	499	497

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2007 (Unaudited)	September 28, 2007
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$916	$936
Accounts receivable, net of allowance for doubtful accounts of $55 and $60, respectively	2,732	2,686
Inventories	2,343	2,128
Class action settlement escrow	933	928
Class action settlement receivable	2,078	2,064
Prepaid expenses and other current assets	539	591
Deferred income taxes	238	325
Assets held for sale	—	215

Total current assets	9,779	9,873
Property, plant, and equipment, net	3,546	3,505
Goodwill	7,181	7,177
Intangible assets, net	547	554
Deferred income taxes	2,136	1,397
Receivable from Tyco International Ltd. and Covidien Ltd.	1,424	844
Other assets	355	338

Total Assets	$24,968	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$24	$5
Accounts payable	1,459	1,382
Class action settlement liability	3,011	2,992
Accrued and other current liabilities	1,379	1,450
Deferred revenue	296	191
Liabilities held for sale	—	165

Total current liabilities	6,169	6,185
Long-term debt	3,260	3,373
Long-term pension and postretirement liabilities	630	607
Deferred income taxes	271	271
Income taxes	2,577	1,242
Other liabilities	620	618

Total Liabilities	13,527	12,296

Commitments and contingencies (Note 12)
Minority interest	12	15
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 shares authorized; 498,448,019 and 497,467,930 issued, respectively	100	99
Capital in excess:
Share premium	31	13
Contributed surplus	10,048	10,029
Accumulated earnings	432	186
Treasury shares, at cost, 7,084,934 and 44,454 shares, respectively	(260)	(2)
Accumulated other comprehensive income	1,078	1,052

Total Shareholders' Equity	11,429	11,377

Total Liabilities and Shareholders' Equity	$24,968	$23,688

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Cash Flows From Operating Activities:
Net income	$949	$281
Income from discontinued operations, net of income taxes	(77)	(41)

Income from continuing operations	872	240
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	140	128
Deferred income taxes	42	21
Provision for losses on accounts receivable and inventory	10	32
Tax sharing income	(592)	—
Other	57	—
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(22)	50
Inventories	(130)	(217)
Accounts payable	2	51
Accrued and other liabilities	(160)	(159)
Income taxes	46	—
Deferred revenue	111	60
Long-term pension and postretirement liabilities	14	7
Other	2	—

Net cash provided by continuing operating activities	392	213
Net cash provided by discontinued operating activities	1	6

Net cash provided by operating activities	393	219

Cash Flows From Investing Activities:
Capital expenditures	(129)	(452)
Proceeds from sale of property, plant, and equipment	4	7
Proceeds from divestiture of discontinued operations, net of cash retained by businesses sold	102	227
Other	(9)	1

Net cash used in continuing investing activities	(32)	(217)
Net cash used in discontinued investing activities	—	(2)

Net cash used in investing activities	(32)	(219)

Cash Flows From Financing Activities:
Net increase in commercial paper	505	—
Repayment of long-term debt	(700)	—
Proceeds from long-term debt	100	—
Allocated debt activity	—	19
Net transactions with former parent	—	(20)
Repurchase of common shares	(232)	—
Payment of common dividends	(70)	—
Proceeds from exercise of share options	19	—
Other	(8)	(1)

Net cash used in continuing financing activities	(386)	(2)
Net cash (used in) provided by discontinued financing activities	(4)	2

Net cash used in financing activities	(390)	—

Effect of currency translation on cash	6	7
Net (decrease) increase in cash and cash equivalents	(23)	7
Less: net decrease (increase) in cash and cash equivalents related to discontinued operations	3	(6)
Cash and cash equivalents at beginning of period	936	469

Cash and cash equivalents at end of period	$916	$470

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), a company organized under the laws of Bermuda, is a leading global provider of engineered electronic components, network solutions, wireless systems, and undersea telecommunication systems.

  The Separation

        Effective June 29, 2007, the Company became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

  Basis of Presentation

        The accompanying Condensed Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded company subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for periods prior to the Separation.

        The unaudited Condensed Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and note disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

        The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Condensed Consolidated and Combined Financial Statements. Certain general corporate overhead and other expenses as well as debt and related net interest expense for periods prior to the Separation were allocated by Tyco International to the Company. During the quarter ended December 29, 2006, the Company was allocated $50 million of general corporate overhead expenses

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation (Continued)

incurred by Tyco International, which are included within selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. In addition, during the quarter ended December 29, 2006, Tyco International allocated to the Company interest expense of $56 million and interest income of $9 million. (See Note 8 for additional information regarding allocated net interest expense.) Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented.

        Unless otherwise indicated, references in the Condensed Consolidated and Combined Financial Statements to fiscal 2008 and fiscal 2007 are to the Company's fiscal years ending September 26, 2008 and September 28, 2007, respectively.

  Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Recent Accounting Pronouncements

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. See Note 13 for additional information regarding income taxes and the adoption of FIN 48.

3.    Restructuring and Other Charges, Net

        Charges to operations by segment during the quarters ended December 28, 2007 and December 29, 2006 were as follows:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Electronic Components	$15	$8
Network Solutions	5	—
Wireless Systems	—	1
Undersea Telecommunications	1	1

	$21	$10

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

        Amounts recognized in the Condensed Consolidated and Combined Statements of Operations during the quarters ended December 28, 2007 and December 29, 2006 are as follows:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Restructuring and other charges, net:
Cash charges	$14	$10
Non-cash charges	7	—

Total restructuring and other charges, net	$21	$10

Cash Charges

        Activity in the Company's restructuring reserves during the first quarter of fiscal 2008 is summarized as follows:

	Balance at September 28, 2007	Charges	Utilization	Currency Translation	Balance at December 28, 2007
	(in millions)
Fiscal 2008 Actions:
Employee severance	$—	$6	$—	$—	$6
Other	—	1	—	—	1

Total	—	7	—	—	7

Fiscal 2007 Actions:
Employee severance	64	2	(9)	1	58
Facilities exit costs	1	1	(1)	—	1
Other	—	3	(2)	—	1

Total	65	6	(12)	1	60

Pre-Fiscal 2007 Actions:
Facilities exit costs	67	1	(4)	2	66

Total Activity	$132	$14	$(16)	$3	$133

  Fiscal 2008 Actions

        The Company initiated restructuring actions during the first quarter of fiscal 2008 relating to the migration of product lines to low cost countries and the exit of manufacturing operations in the Electronic Components segment. In connection with these actions, during the first quarter of fiscal 2008, the Company recorded restructuring charges of $7 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2009 and to incur additional charges of approximately $4 million relating to these initiated actions by completion.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

  Fiscal 2007 Actions

        Fiscal 2007 actions included the migration of product lines to low cost countries and the exit of manufacturing operations in the Electronic Components and Network Solutions segments and the rationalization of certain product lines in the Wireless Systems segment. During the first quarter of 2008 and the first quarter of fiscal 2007, the Company recorded restructuring charges of $6 million and $9 million, respectively, related to these initiatives. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $24 million relating to these actions by completion.

  Fiscal 2006 and Prior Actions

        During the first quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company recorded restructuring charges of $1 million related to interest accretion on restructuring reserves for activities announced in prior fiscal years.

Non-Cash Charges

        During the first quarter of fiscal 2008, the Company recorded non-cash charges of $7 million primarily related to fixed assets and intangibles in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment are as follows:

	December 28, 2007	September 28, 2007
	(in millions)
Electronic Components	$36	$29
Network Solutions	35	34
Wireless Systems	3	6
Undersea Telecommunications	59	63

Restructuring reserves	$133	$132

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	December 28, 2007	September 28, 2007
	(in millions)
Accrued and other current liabilities	$71	$70
Other liabilities	62	62

Restructuring reserves	$133	$132

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Discontinued Operations

        In December 2007, the Company completed the sale of its Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        During the first quarter of fiscal 2007, the Company completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification as held for sale, both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax loss from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes for the quarters ended December 28, 2007 and December 29, 2006:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Net sales	$117	$156

Pre-tax loss from discontinued operations	$(13)	$(15)
Pre-tax gain on sale of discontinued operations	56	45
Income tax benefit	34	11

Income from discontinued operations, net of income taxes	$77	$41

        The following table presents balance sheet information for discontinued operations and other businesses and assets held for sale at September 28, 2007; there were no such amounts at December 28, 2007 as a result of the sale of the Power Systems business during the first quarter of fiscal 2008:

September 28, 2007
(in millions)
Accounts receivable, net	$96
Inventories	114
Other assets	5

Total assets	$215

Accounts payable	$39
Accrued and other current liabilities	24
Other liabilities	102

Total liabilities	$165

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Inventories

        Inventories consisted of the following:

	December 28, 2007	September 28, 2007
	(in millions)
Raw materials	$373	$327
Work in progress	1,031	919
Finished goods	939	882

Inventories	$2,343	$2,128

6.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 28, 2007	$6,008	$850	$319	$7,177
Currency translation	4	—	—	4

Balance at December 28, 2007	$6,012	$850	$319	$7,181

7.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	December 28, 2007				September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($in millions)
Intellectual property	$864	$(329)	$535	23 years	$858	$(315)	$543	23 years
Other	15	(3)	12	50 years	14	(3)	11	50 years

Total	$879	$(332)	$547	24 years	$872	$(318)	$554	24 years

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $10 million and $9 million for the quarters ended December 28, 2007 and December 29,

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Intangible Assets, Net (Continued)

2006, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2008	$30
Fiscal 2009	39
Fiscal 2010	38
Fiscal 2011	38
Fiscal 2012	37
Fiscal 2013	36
Thereafter	329

$547

8.    Debt

        Debt was as follows:

	December 28, 2007	September 28, 2007
	(in millions)
6.00% senior notes due 2012	$800	$800
6.55% senior notes due 2017	747	747
7.125% senior notes due 2037	498	498
Unsecured senior bridge loan facility	550	550
Unsecured senior revolving credit facility	100	700
Commercial paper	505	—
7.2% notes due 2008	19	19
Other	65	64

Total debt	3,284	3,378
Less current portion(1)	24	5

Long-term debt	$3,260	$3,373

  (1)
  The current portion of long-term debt at December 28, 2007 was comprised of the 7.2% notes and $5 million of the amount shown as other. At September 28, 2007, the current portion of long term debt was comprised of $5 million of the amount shown as other.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of the Company, of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, TEGSA and the Company entered into an exchange and registration rights agreement with the initial purchasers under which TEGSA and the Company agreed, for the benefit of the holders of the senior notes, to file with the Securities and Exchange Commission ("SEC") an exchange offer registration statement within 210 days after the date of the original issue of the notes. If certain registration requirements are not met by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by the Company of

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of December 28, 2007, the Company has determined that the likelihood of a registration default is remote and has not accrued any special interest.

        As of December 28, 2007 and September 28, 2007, TEGSA had $100 million and $700 million, respectively, outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.44% and 5.38%, respectively. Also, as of December 28, 2007 and September 28, 2007, TEGSA had $550 million of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 5.49% and 5.47%, respectively.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933, as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of December 28, 2007, TEGSA had $505 million of commercial paper outstanding which bore interest at an average rate of 5.36%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under the senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        The Company's debt agreements contain financial and other customary covenants. As of December 28, 2007, the Company was in compliance with all of its debt covenants.

        For the quarter ended December 29, 2006, Tyco International allocated to the Company interest expense of $56 million and interest income of $9 million. Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. Management believes the allocation basis for debt and net interest expense was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent, publicly-traded company for the periods presented.

        Certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $54 million, of which $51 million was undrawn and available at December 28, 2007. These facilities, most of which are renewable, expire at various dates through the year 2010 and are established primarily within the Company's international operations.

9.    Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled by the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Guarantees (Continued)

Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation. The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

        At September 28, 2007, the probability-weighted cash flows and risk premium of certain unresolved legacy tax matters for which the Company has made indemnifications to Tyco International and Covidien resulted in a fair value of the FIN 45 liability of $296 million. During the first quarter of fiscal 2008, the Company, while assessing its income tax positions under FIN 48, decreased this liability by $14 million to $282 million and recorded the adjustment to other income on the Condensed Consolidated and Combined Statement of Operations. This liability under FIN 45 consists of two components. The first component is a Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," liability that represents the asserted liabilities that either Tyco International or Covidien have determined to be probable and estimable totaling $184 million. The remaining $98 million represents the fair value of the 31% indemnification made to Tyco International and Covidien under the Tax Sharing Agreement.

        In disposing of assets or businesses, the Company often provides representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Guarantees (Continued)

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters ended December 28, 2007 and December 29, 2006 were as follows:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Balance at beginning of period	$26	$27
Warranties issued	2	—
Warranty expirations and changes in estimate	1	(4)
Settlements	(1)	(1)

Balance at end of period	$28	$22

10.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended December 28, 2007 and December 29, 2006 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions)
Service cost	$1	$1	$15	$15	$—	$—
Interest cost	14	14	20	17	1	1
Expected return on plan assets	(19)	(18)	(18)	(15)	—	—
Amortization of net actuarial loss	2	2	2	5	—	—
Settlement gain	—	—	(1)	—	—	—

Net periodic benefit (credit) cost	$(2)	$(1)	$18	$22	$1	$1

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2008 of $4 million for U.S. plans and $66 million for non-U.S. plans. During the quarter ended December 28, 2007, the Company contributed $16 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $3 million in fiscal 2008. During the quarter ended December 28, 2007, the Company contributed $1 million to its postretirement benefit plans.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, external debt, and derivative financial instruments approximated book value at December 28, 2007 and September 28, 2007.

        To the extent that Tyco International entered into hedges on behalf of the Company prior to the Separation, the statement of operations effects of those hedges have been allocated to the Company as part of the Tyco International general corporate overhead expense allocation or interest expense allocation as appropriate. See Note 1 for further information regarding allocated expenses.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forwards and swaps. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and forecasted cash transactions. These contracts are marked to market with changes in the derivatives' fair value recognized currently in earnings in selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. At December 28, 2007, the Company had net liabilities of $34 million on the Condensed Consolidated Balance Sheet related to these transactions.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, the Company has used, and may use in the future, interest rate swaps to convert a portion of its fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of its variable rate debt into fixed-rate debt (cash flow hedges). As of and during the quarter ended December 28, 2007, the Company had no outstanding interest rate swaps.

        During fiscal 2007, in anticipation of issuing new fixed rate debt, the Company entered into, and concurrent with the Company's fixed rate debt issuance, terminated, forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and will be recognized in earnings as interest expense over the remaining term of the related debt instruments. In the first quarter of fiscal 2008, the Company recognized $2 million of interest expense relating to the swaps in the Condensed Consolidated and Combined Statement of Operations.

  Hedge of Net Investment

        The Company hedges its net investments in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments (Continued)

of these hedges was $3.8 billion at December 28, 2007. As a result of the hedges of net investments, $109 million of foreign exchange loss was reclassified to currency translation, a component of accumulated other comprehensive income, in the quarter ended December 28, 2007. The Company did not hedge net investments in foreign operations during the quarter ended December 29, 2006.

12.    Commitments and Contingencies

  General Matters

        At December 28, 2007, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Condensed Consolidated and Combined Financial Statements as the outcome of this contingency currently is not estimable.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

  Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 28, 2007, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $24 million. As of December 28, 2007, the Company concluded that the best estimate within this range is approximately $16 million, of which $3 million is included in accrued and other current liabilities and $13 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

Tyco Electronics Legal Proceedings

  Intellectual Property and Antitrust Litigation

        The Company is a party to a number of patent infringement and antitrust actions that may require the Company to pay damage awards. The Company has assessed the status of these matters and has recorded liabilities related to certain of these matters where appropriate.

  Other Matters

        The Company is a defendant in a number of other pending legal proceedings incidental to present and former operations, acquisitions, and dispositions. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

Tyco International Legal Proceedings

        As a part of the Separation and Distribution Agreement entered into upon Separation, any existing or potential liabilities related to Tyco International's outstanding litigation were assigned to the Company if Tyco Electronics was specifically identified in the lawsuit. However, any existing or potential liabilities that could not be associated with Tyco Electronics were allocated appropriately and post-separation sharing agreements were established. See "Part I. Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as supplemented by "Part II. Item 1. Legal Proceedings" of this report for a description of Tyco International's various significant outstanding litigation proceedings. Tyco Electronics will be responsible for certain potential liabilities that may arise upon the settlement of the pending litigation based on the Separation and Distribution Agreement. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts.

  Class Action and Class Action Settlement

        As a result of actions taken by certain of Tyco International's former senior corporate management, Tyco International, some members of Tyco International's former senior corporate management, former members of Tyco International's board of directors, Tyco International's former General Counsels and former Chief Financial Officer, and Tyco International's current Chief Executive Officer are named defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco International, certain of its current and former employees, some members of its former senior corporate management, and some former members of its board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International's insurance carriers may decline coverage, or Tyco International's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement did not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement did not resolve claims arising under ERISA and the lawsuits arising thereunder.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

Company that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco International, Covidien, and the Company are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the settlement amount.

        In the third quarter of fiscal 2007, the Company was allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to the Company is consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. At December 28, 2007, the Company reflected $933 million on the Condensed Consolidated Balance Sheet for its portion of the escrow. In addition, the Company reflected a $3,011 million liability and a $2,078 million receivable from Tyco International and Covidien for their portion of the liability at December 28, 2007.

        If the unresolved securities proceedings were to be determined adversely to Tyco International, the Company's share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

  Investigations

        Tyco International and others have received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Service Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to the Company. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, Tyco Electronics share of such potential losses also is not estimable and may have a material adverse effect on its results of operations, financial position, or cash flows.

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. During 2005, 2006, and 2007, Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and the Company in the course of the Company's ongoing compliance activities. To date, the baseline review by the Company has revealed that some business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of any or all of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on its results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

  Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to the Tyco Electronics business, have been recorded in the Company's Condensed Consolidated and Combined Financial Statements. In addition, the Company may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the Tax Sharing Agreement with Tyco International and Covidien entered into upon Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International intends to vigorously oppose the assertion of any such penalties. The Company continues to believe that the amounts recorded on its Condensed Consolidated Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns for periods subsequent to fiscal 2002. When the Company's tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's legal entities for the periods prior to the Separation.

        In connection with the Separation, the Company entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics', and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company has entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled by the Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation.

        See Note 13 for additional information regarding income taxes and the adoption of FIN 48.

13.    Income Taxes

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FIN 48. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. Furthermore, pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 12 for additional information

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Income Taxes (Continued)

regarding responsibilities for unresolved legacy tax matters. Tyco International and Covidien would be contractually obligated for $558 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of FIN 48. Accordingly, the Company recorded this amount in the first quarter of fiscal 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, as a result of the adoption of FIN 48, the Company reassessed and decreased its FIN 45 liability to Tyco International and Covidien and recorded $14 million of other income. See Note 9 for additional information regarding the Company's indemnifications under the Tax Sharing Agreement. These adjustments are summarized in the following table:

Adoption of FIN 48 and Related Tax Sharing Agreement Income:

	Adjustment to Opening Balance of Accumulated Earnings	Tax Sharing Income
	(in millions)
Contingent tax liabilities	$(1,282)	$558
Deferred tax assets	647	—
FIN 45	—	14

	$(635)	$572

        As of September 29, 2007, the Company had total unrecognized tax benefits of $1,906 million. If recognized in future periods, $1,860 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. The remaining $46 million is associated with discontinued operations.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 29, 2007, the Company had recorded $1,092 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet. During the quarter ended December 28, 2007, the Company recognized $50 million of interest and penalties on the Condensed Consolidated and Combined Statement of Operations. As of December 28, 2007, the balance of accrued interest and penalties is $1,142 million, which is recorded in income taxes in the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In the second quarter of fiscal 2008, the IRS is expected to commence its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 12 for additional information regarding the status of IRS examinations.

        The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 5 years. Various state and local income tax returns are currently in the process of examination or administrative appeal.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Income Taxes (Continued)

        The Company's non-U.S. subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 7 years.

        As of September 29, 2007, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2005 through 2007
Brazil	2003 through 2007
Canada	2001 through 2007
China	2002 through 2007
Czech Republic	2003 through 2007
France	2002 through 2007
Germany	2003 through 2007
Hong Kong	2001 through 2007
India	2001 through 2007
Italy	2002 through 2007
Japan	2001 through 2007
Korea	2002 through 2007
Luxembourg	2007
Netherlands	2006 through 2007
Portugal	2004 through 2007
Singapore	1996 through 2007
Spain	2003 through 2007
Switzerland	2006 through 2007
United Kingdom	2001 through 2007
United States, federal and state and local	1991 through 2007

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is not possible to predict the timing or results of these pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits inherent in the Company's Condensed Consolidated Balance Sheet as of December 28, 2007.

14.    Other Income

        In the quarter ended December 28, 2007, the Company recorded other income of $592 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million ($1.15 for both basic and diluted earnings per share) related to certain incremental tax liabilities recorded by the Company upon the adoption of FIN 48. See Notes 2 and 13 for additional information regarding the adoption of FIN 48. See Note 12 for further information regarding the Tax Sharing Agreement.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Shareholders' Equity

  Dividends

        In December 2007, the Company's board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on February 4, 2008. The declared but unpaid dividend is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at December 28, 2007.

  Share Repurchase Program

        In September 2007, the Company's board of directors authorized a share repurchase program of $750 million to purchase a portion of the Company's outstanding common shares. In the first quarter of fiscal 2008, the Company repurchased approximately 7 million common shares for $259 million under this program, of which $232 million was paid as of December 28, 2007.

16. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Net income	$949	$281
Currency translation	23	220
Gain on cash flow hedge	2	—
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	1	—

Total comprehensive income	$975	$501

17. Earnings Per Share

        The computation of basic earnings per share is based on the Company's net income divided by the basic weighted-average number of common shares. On June 29, 2007, the Separation from Tyco International was completed in a tax-free distribution to the Company's shareholders of one common share of Tyco Electronics Ltd. for every four common shares of Tyco International held on June 18, 2007. As a result, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Earnings Per Share (Continued)

        The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Weighted-average shares outstanding:
Basic	496	497
Stock options and restricted stock awards	3	—

Diluted	499	497

        For the quarter ended December 28, 2007, certain share option awards were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share totaled 20 million as of December 28, 2007.

        The Separation and Distribution Agreement entered into pursuant to the Separation requires that the Company issue common shares, as needed, to satisfy convertible debentures issued prior to the Separation by Tyco International and retained by Tyco International subsequent to the Separation. Up to approximately 250,000 shares could be issued to satisfy convertible debentures and are included in the calculation of diluted weighted-average shares outstanding.

18. Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost during the quarters ended December 28, 2007 and December 29, 2006 of $20 million and $23 million, respectively, has been included in the Condensed Consolidated and Combined Statements of Operations within selling, general, and administrative expenses.

        Prior to the Separation on June 29, 2007, all equity awards (restricted share awards and share options) held by Company employees were granted under the Tyco International Ltd. 2004 Stock and Incentive Plan or other Tyco International equity incentive plans. All equity awards granted by the Company subsequent to the Separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan"). The 2007 Plan is administered by the Management Development and Compensation Committee of the board of directors of Tyco Electronics, which consists exclusively of independent directors of Tyco Electronics and provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted stock, promissory stock, and other stock-based awards (collectively, "Awards"). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. The 2007 Plan allows for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Share Plans (Continued)

        A summary of the Company's outstanding restricted share award grants as of December 28, 2007 and changes during the quarter then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,398,545	$36.96
Granted	34,281	35.15
Vested	(40,266)	35.44
Forfeited	(86,045)	35.71

Non-vested at December 28, 2007	4,306,515	$36.98

        Included in the non-vested restricted share awards outstanding at December 28, 2007 are 601,028 restricted share awards granted to employees and executives of Tyco International and Covidien. Those awards vested on January 2, 2008. Any expense related to this accelerated vesting is borne by the company employing the individual to whom the grant was awarded, either Tyco International or Covidien.

        As of December 28, 2007, there was $82 million of total unrecognized compensation cost related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Share Options

        A summary of the Company's outstanding share option award grants as of December 28, 2007 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 28, 2007	32,307,571	$42.86
Granted	23,650	35.20
Exercised	(993,113)	19.21
Expired	(656,547)	57.24
Forfeited	(60,349)	37.40

Outstanding at December 28, 2007	30,621,212	$43.32	5.1	108

Vested and unvested expected to vest at December 28, 2007	29,699,551	$43.48	5.1	107
Exercisable at December 28, 2007	23,997,160	$44.71	4.1	100

        As of the quarter ended December 28, 2007, there was $51 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Share Plans (Continued)

  Stock-Based Compensation

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

        The weighted-average assumptions Tyco Electronics used in the Black-Scholes option pricing model for grants made during the quarter ended December 28, 2007 are as follows:

Expected stock price volatility	31%
Risk free interest rate	3.6%
Expected annual dividend per share	$0.56
Expected life of options (years)	5.0

19. Segment Data

        Net sales and income from operations by segment are presented in the following table for the quarters ended December 28, 2007 and December 29, 2006:

	Net Sales(1)		Income from Operations
	For the Quarters Ended		For the Quarters Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
	(in millions)
Electronic Components	$2,640	$2,390	$352	$327
Network Solutions	512	421	69	54
Wireless Systems	209	207	14	14
Undersea Telecommunications	314	76	43	(1)

Total	$3,675	$3,094	$478	$394

(1)
Intersegment sales are not material and are recorded at selling prices that approximate market prices.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at December 28, 2007 and September 28, 2007 were as follows:

	December 28, 2007	September 28, 2007
	(in millions)
Electronic Components	$3,611	$3,550
Network Solutions	737	704
Wireless Systems	425	405
Undersea Telecommunications	302	155

Total segment assets(1)	5,075	4,814
Other current assets	4,704	5,059
Non-current assets	15,189	13,815

Total assets	$24,968	$23,688

    (1)
    Segment assets are comprised of accounts receivable and inventory.

20. Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a wholly owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper, all of which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,675	$—	$3,675
Cost of sales	—	—	2,758	—	2,758

Gross income	—	—	917	—	917
Selling, general, and administrative expenses	7	(9)	420	—	418
Restructuring and other charges, net	—	—	21	—	21

(Loss) income from operations	(7)	9	476	—	478
Interest income	—	—	10	—	10
Interest expense	—	(48)	(2)	—	(50)
Other (expense) income, net	—	(6)	598	—	592
Equity in net income of subsidiaries	882	912	—	(1,794)	—
Equity in net income of subsidiaries held for sale	77	77	—	(154)	—
Intercompany interest and fees	(3)	15	(12)	—	—

Income from continuing operations before income taxes and minority interest	949	959	1,070	(1,948)	1,030
Income taxes	—	—	(157)	—	(157)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	949	959	912	(1,948)	872
Income from discontinued operations, net of income taxes	—	—	77	—	77

Net income	$949	$959	$989	$(1,948)	$949

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$3,094	$3,094
Cost of sales	—	2,279	2,279

Gross income	—	815	815
Selling, general, and administrative expenses	—	411	411
Restructuring and other charges, net	—	10	10

Income from operations	—	394	394
Interest income	—	15	15
Interest expense	—	(60)	(60)

Income from continuing operations before income taxes and minority interest	—	349	349
Income taxes	—	(108)	(108)
Minority interest	—	(1)	(1)

Income from continuing operations	—	240	240
Income from discontinued operations, net of income taxes	—	41	41

Net income	$—	$281	$281

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of December 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$3	$—	$913	$—	$916
Accounts receivable, net	—	—	2,732	—	2,732
Inventories	—	—	2,343	—	2,343
Class action settlement escrow	933	—	—	—	933
Class action settlement receivable	2,078	—	—	—	2,078
Intercompany receivables	1	—	22	(23)	—
Prepaid expenses and other current assets	8	10	521	—	539
Deferred income taxes	—	—	238	—	238

Total current assets	3,023	10	6,769	(23)	9,779
Property, plant, and equipment, net	—	—	3,546	—	3,546
Goodwill	—	—	7,181	—	7,181
Intangible assets, net	—	—	547	—	547
Deferred income taxes	—	—	2,136	—	2,136
Investment in subsidiaries	11,424	13,550	—	(24,974)	—
Investment in subsidiaries held for sale	—	—	—	—	—
Intercompany loans receivable	167	6,403	5,337	(11,907)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,424	—	1,424
Other assets	—	12	343	—	355

Total Assets	$14,614	$19,975	$27,283	$(36,904)	$24,968

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$24	$—	$24
Accounts payable	28	—	1,431	—	1,459
Class action settlement liability	3,011	—	—	—	3,011
Accrued and other current liabilities	83	56	1,240	—	1,379
Deferred revenue	—	—	296	—	296
Intercompany payables	21	—	2	(23)	—

Total current liabilities	3,143	56	2,993	(23)	6,169
Long-term debt	—	3,200	60	—	3,260
Intercompany loans payable	42	5,295	6,570	(11,907)	—
Long-term pension and postretirement liabilities	—	—	630	—	630
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	2,577	—	2,577
Other liabilities	—	—	620	—	620

Total Liabilities	3,185	8,551	13,721	(11,930)	13,527

Minority interest	—	—	12	—	12
Shareholders' Equity	11,429	11,424	13,550	(24,974)	11,429

Total Liabilities and Shareholders' Equity	$14,614	$19,975	$27,283	$(36,904)	$24,968

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$934	$—	$936
Accounts receivable, net	—	—	2,686	—	2,686
Inventories	—	—	2,128	—	2,128
Class action settlement escrow	928	—	—	—	928
Class action settlement receivable	2,064	—	—	—	2,064
Intercompany receivables	181	29	(84)	(126)	—
Prepaid expenses and other current assets	(2)	—	593	—	591
Deferred income taxes	—	—	325	—	325
Assets held for sale	—	—	215	—	215

Total current assets	3,173	29	6,797	(126)	9,873
Property, plant, and equipment, net	—	—	3,505	—	3,505
Goodwill	—	—	7,177	—	7,177
Intangible assets, net	—	—	554	—	554
Deferred income taxes	—	—	1,397	—	1,397
Investment in subsidiaries	11,324	13,517	—	(24,841)	—
Investment in subsidiaries held for sale	51	51	—	(102)	—
Intercompany loans receivable	—	6,267	5,024	(11,291)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	844	—	844
Other assets	—	2	336	—	338

Total Assets	$14,548	$19,866	$25,634	$(36,360)	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	1	—	1,381	—	1,382
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	61	3	1,386	—	1,450
Deferred revenue	—	—	191	—	191
Intercompany payables	29	181	(172)	(38)	—
Liabilities held for sale	—	—	165	—	165

Total current liabilities	3,083	184	2,956	(38)	6,185
Long-term debt	—	3,283	90	—	3,373
Intercompany loans payable	88	5,024	6,267	(11,379)	—
Long-term pension and postretirement liabilities	—	—	607	—	607
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	1,242	—	1,242
Other liabilities	—	—	618	—	618

Total Liabilities	3,171	8,491	12,051	(11,417)	12,296

Minority interest	—	—	15	—	15
Shareholders' Equity	11,377	11,375	13,568	(24,943)	11,377

Total Liabilities and Shareholders' Equity	$14,548	$19,866	$25,634	$(36,360)	$23,688

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$199	$(77)	$270	$—	$392
Net cash provided by discontinued operating activities	—	—	1	—	1

Net cash provided by (used in) operating activities	199	(77)	271	—	393

Cash Flows From Investing Activities:
Capital expenditures	—	—	(129)	—	(129)
Proceeds from sale of property, plant, and equipment	—	—	4	—	4
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	102	—	102
(Increase) decrease in intercompany loans	(213)	135	—	78	—
Other	(5)	—	(4)	—	(9)

Net cash (used in) provided by continuing investing activities	(218)	135	(27)	78	(32)

Cash Flows From Financing Activities:
Net increase in commercial paper	—	505	—	—	505
Repayment of long-term debt	—	(700)	—	—	(700)
Proceeds from long-term debt	—	100	—	—	100
Repurchase of common shares	(232)	—	—	—	(232)
Payment of common dividends	(70)	—	—	—	(70)
Proceeds from exercise of share options	19	—	—	—	19
Changes in parent company equity	303	37	(340)	—	—
Loan borrowing from parent	—	—	78	(78)	—
Other	—	—	(8)	—	(8)

Net cash provided by (used in) continuing financing activities	20	(58)	(270)	(78)	(386)
Net cash used in discontinued financing activities	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	20	(58)	(274)	(78)	(390)

Effect of currency translation on cash	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	1	—	(24)	—	(23)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	3	—	3
Cash and cash equivalents at beginning of period	2	—	934	—	936

Cash and cash equivalents at end of period	$3	$—	$913	$—	$916

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$213	$213
Net cash provided by discontinued operating activities	—	6	6

Net cash provided by operating activities	—	219	219

Cash Flows From Investing Activities:
Capital expenditures	—	(452)	(452)
Proceeds from sale of property, plant, and equipment	—	7	7
Proceeds from divestiture of discontinued operation, net of cash retained by businesses sold	—	227	227
Other	—	1	1

Net cash used in continuing investing activities	—	(217)	(217)
Net cash used in discontinued investing activities	—	(2)	(2)

Net cash used in investing activities	—	(219)	(219)

Cash Flows From Financing Activities:
Allocated debt activity	—	19	19
Net transactions with former parent	—	(20)	(20)
Other	—	(1)	(1)

Net cash used in continuing financing activities	—	(2)	(2)
Net cash provided by discontinued financing activities	—	2	2

Net cash provided by financing activities	—	—	—

Effect of currency translation on cash	—	7	7
Net increase in cash and cash equivalents	—	7	7
Less: net increase in cash and cash equivalents related to discontinued operations	—	(6)	(6)
Cash and cash equivalents at beginning of period	—	469	469

Cash and cash equivalents at end of period	$—	$470	$470

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated and Combined Financial Statements and the accompanying notes included elsewhere in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Forward-Looking Information" and "Part II. Item 1A. Risk Factors."

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

        The Condensed Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded company subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for periods prior to the Separation.

        Our Condensed Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented. Certain general corporate overhead and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated to us by Tyco International. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the periods presented. See Note 1 to the Condensed Consolidated and Combined Financial Statements for further information regarding allocated expenses.

        As discussed elsewhere in this Quarterly Report, prior to the Separation, we used the corporate services of Tyco International for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. We no longer rely on Tyco International for these services.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions. We have experienced sales growth that was driven by the continued increased use of electronics across the end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion of approximately 2%. We expect price erosion to continue in the future. The increase in our net sales for each of the periods shown reflects volume increases that more than offset the impact of pricing pressures.

  •
  Raw material price increases. We purchase approximately 200 million pounds of copper and approximately 250,000 troy ounces of gold annually. During the periods shown, the price of gold, as well as the prices of certain other raw materials, have increased substantially. Copper prices remain high relative to historical levels but the rate of increase has slowed over the past year. The following table illustrates the increase in average prices related to our most significant raw materials, copper and gold, during the periods presented:

		For the Quarters Ended
	Measure	December 28, 2007	December 29, 2006
Copper	Lb.	$3.35	$3.19
Gold	Troy oz.	784	614
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

Discontinued Operations

        In December 2007, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses have been included in discontinued operations for all periods presented in our Condensed Consolidated and Combined Financial Statements. Prior to reclassification as held for sale, these businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment. See Note 4 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

Divestitures and Manufacturing Simplification

        As part of our strategy, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. Some of these divestitures may have a material impact on our Consolidated Financial Statements. We currently believe that these divestitures, including the divestiture of the Power Systems business discussed above and other product exits, could reduce our consolidated net sales by approximately 15%. We have made strategic divestitures in the past and expect that we may make additional divestitures in the future.

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry. In connection with our manufacturing rationalization plan, we expect to incur total restructuring charges of approximately $130 million in fiscal 2008 and up to $250 million in fiscal 2009 and 2010.

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement did not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement did not resolve claims arising under the Employee Retirement Income Security Act ("ERISA") and the lawsuits arising thereunder. See "Part II. Item 1. Legal Proceedings" for additional information about these proceedings.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco International, Covidien, and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies share in the liability and related escrow account, with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the settlement amount.

        In the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to us is consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. At December 28, 2007, we reflected $933 million on the Condensed Consolidated Balance Sheet for our portion of the escrow. We also reflected a $3,011 million liability and a $2,078 million receivable from Tyco International and Covidien for their portion of the liability at December 28, 2007.

        If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

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

Results of Operations

Consolidated and Combined Operations

        The following table sets forth certain items from our Condensed Consolidated and Combined Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended
	December 28, 2007		December 29, 2006
	($ in millions)
Net sales	$3,675	100.0%	$3,094	100.0%
Cost of sales	2,758	75.0	2,279	73.7
Gross income	917	25.0	815	26.3
Selling, general, and administrative expenses	418	11.4	411	13.3
Restructuring and other charges, net	21	0.6	10	0.3
Income from operations	478	13.0	394	12.7
Interest income	10	0.3	15	0.5
Interest expense	(50)	(1.4)	(60)	(1.9)
Other income	592	16.1	—	—
Income from continuing operations before income taxes and minority interest	1,030	28.0	349	11.3
Income taxes	(157)	(4.3)	(108)	(3.5)
Income from continuing operations	872	23.7	240	7.8
Income from discontinued operations, net of income taxes	77	2.1	41	1.3
Net income	$949	25.8%	$281	9.1%

        Net Sales.    Net sales increased $581 million, or 18.8%, to $3,675 million in the first quarter of fiscal 2008 from $3,094 million in the first quarter of fiscal 2007. On an organic basis, net sales increased 12.5% in the first quarter of fiscal 2008 primarily reflecting strong growth in our Undersea Telecommunications and Network Solutions segments. Price erosion adversely affected net sales by $58 million in the first quarter of fiscal 2008 and $66 million in the first quarter of fiscal 2007. Foreign currency exchange rates, primarily the euro, favorably impacted net sales by $184 million, or 5.9%, in the first quarter of fiscal 2008.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Americas(1)	37%	35%
Europe/Middle East/Africa (EMEA)	35	36
Asia-Pacific	28	29

Total	100%	100%

  (1)
  The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 by geographic region:

	Change in Net Sales for the Quarter Ended December 28, 2007 versus Net Sales for the Quarter Ended December 29, 2006
	Organic(1)		Translation(2)	Total
	($ in millions)
Americas(3)	$252	23.1%	$26	$278	25.5%
Europe/Middle East/Africa	57	5.1	125	182	16.3
Asia-Pacific	88	9.9	33	121	13.6

Total	$397	12.5%	$184	$581	18.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Electronic Components	72%	77%
Network Solutions	14	14
Wireless Systems	6	7
Undersea Telecommunications	8	2

Total	100%	100%

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 by segment:

	Change in Net Sales for the Quarter Ended December 28, 2007 versus Net Sales for the Quarter Ended December 29, 2006
	Organic(1)		Translation(2)	Total
	($ in millions)
Electronic Components	$107	4.5%	$143	$250	10.5%
Network Solutions	51	12.1	40	91	21.6
Wireless Systems	2	0.8	—	2	1.0
Undersea Telecommunications	237	311.4	1	238	313.2

Total	$397	12.5%	$184	$581	18.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Cost of Sales and Gross Income.    Gross income increased by $102 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, driven by higher sales volume. Gross income as a percentage of net sales declined, however, by 130 basis points, due to higher organic growth in Undersea Telecommunications which has a lower gross margin than our other segments. We also were negatively impacted by low productivity in our U.S. automotive operations in our Electronic Components segment in the first quarter of fiscal 2008.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 11.4% in the first quarter of fiscal 2008 as compared to 13.3% in the first quarter of fiscal 2007. Although selling expenses increased to support the higher level of sales in the first quarter of fiscal 2008, they increased at a slower rate than sales, resulting in a margin improvement. General and administrative expenses were lower as a percentage of sales in the current quarter due to sales volume leverage of our overhead structure. We also incurred costs of $2 million in the first quarter of fiscal 2007 related to building separate company functions. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date.

        Restructuring and Other Charges, Net.    Restructuring and other charges, net were $21 million in the first quarter of fiscal 2008 compared to $10 million in the first quarter of fiscal 2007. Increases resulted from the continuation of actions initiated in fiscal 2007 and new actions initiated in fiscal 2008 related to the migration of product lines to low cost countries and the exit of manufacturing operations in the Electronic Components segment. See Note 3 to the Condensed Consolidated and Combined Financial Statements for further information regarding restructuring and other charges, net.

        Income from Operations.    Income from operations was $478 million, or 13.0% of net sales, in the first quarter of fiscal 2008 compared to $394 million, or 12.7% of net sales, in the first quarter of fiscal 2007. Higher sales drove the 21% increase in income from operations. The increase as a percentage of net sales resulted from increased operating margin in both our Network Solutions and Undersea Telecommunications segments. Also, increased restructuring and other charges, net negatively impacted current quarter income from operations.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	($ in millions)
Net sales	$2,640	$2,390
Income from operations	$352	$327
Operating margin	13.3%	13.7%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Automotive	41%	39%
Computer	10	12
Communication Equipment	9	8
Industrial Machinery	6	5
Appliance	5	5
Aerospace and Defense	3	3
Consumer Electronics	2	2
Other	24	26

Total	100%	100%

  (1)
  Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 28, 2007 versus Net Sales for the Quarter Ended December 29, 2006
	Organic(2)		Translation(3)	Total
	($ in millions)
Automotive	$74	8.1%	$81	$155	16.9%
Computer	(14)	(4.9)	9	(5)	(1.8)
Communication Equipment	41	22.1	13	54	28.7
Industrial Machinery	12	10.2	10	22	17.6
Appliance	(4)	(3.5)	7	3	2.4
Aerospace and Defense	7	8.9	4	11	14.1
Consumer Electronics	—	(3.6)	—	—	—
Other	(9)	(1.4)	19	10	1.6

Total	$107	4.5%	$143	$250	10.5%

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

        In the first quarter of fiscal 2008, Electronic Components' net sales increased $250 million, or 10.5%, to $2,640 million from $2,390 million in the first quarter of fiscal 2007. The strengthening of certain foreign currencies favorably impacted net sales by $143 million, or 6.0%, in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Organic net sales growth of 4.5% in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 was attributable to increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strongest in the communication equipment, industrial machinery, aerospace and defense, and automotive markets. Our organic growth of 22.1% in the communication equipment market in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 primarily resulted from 66.3% growth in our sales of interconnect components to mobile phone manufacturers. In the industrial machinery market, our organic net sales growth of 10.2% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was attributable to global demand for solar products and spending for oil and gas drilling equipment. Our organic net sales growth of 8.9% in the aerospace and defense market in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 resulted from continued strong demand in the U.S. commercial aerospace market. In the automotive market, our organic net sales growth of 8.1% in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 was due to growth in the Asia-Pacific region of 13.7% and the EMEA region of 8.9% partially offset by a 7.5% decline in the North America region that was driven by reduced production by automotive manufacturers. Finally, in the computer market, our organic net sales declined 4.9% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to a strategic decision to exit certain low-margin products which negatively impacted net sales by approximately $30 million.

        Electronic Components' operating income increased $25 million, or 7.6%, to $352 million in the first quarter of fiscal 2008 from $327 million in the first quarter of fiscal 2007. Benefits from higher sales and favorable foreign currency increases were partially reduced by lower productivity in our U.S. automotive operations. Restructuring costs in the first quarter of fiscal 2008 increased $7 million over the first quarter of fiscal 2007. Also, segment results included $2 million of costs in the first quarter of fiscal 2007 that related to our Separation from Tyco International.

  Network Solutions

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	($ in millions)
Net sales	$512	$421
Income from operations	$69	$54
Operating margin	13.5%	12.8%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2007	December 29, 2006
Energy	44%	46%
Communication Service Provider	29	26
Building Networks	24	24
Other	3	4

Total	100%	100%

  (1)
  Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 28, 2007 versus Net Sales for the Quarter Ended December 29, 2006
	Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$16	8.1%	$19	$35	18.2%
Communication Service Provider	25	22.4	10	35	31.3
Building Networks	10	10.4	10	20	19.8
Other	—	(0.5)	1	1	6.3

Total	$51	12.1%	$40	$91	21.6%

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

        Network Solutions' net sales increased $91 million, or 21.6%, to $512 million in the first quarter of fiscal 2008 from $421 million in the first quarter of fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $40 million, or 9.5%, in the first quarter of fiscal 2008 over the first quarter of fiscal 2007. Organic net sales growth was $51 million, or 12.1%, for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

        On an organic basis, Network Solutions experienced strong growth in the communication service provider, building networks, and energy end markets in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Our organic net sales growth of 22.4% in the communication service provider market in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 reflects increased spending levels at certain carriers. In the building networks market, our organic net sales growth of 10.4% in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 was attributable to strong demand for faster and more secure networks, particularly in non-U.S. markets. Our organic net sales growth of 8.1% in the energy market in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 resulted from solid growth in both EMEA and Asia. In EMEA, growth was due to the upgrade/replacement of aging grids and the demand for alternative energy sources, while in Asia it was driven by the build-out of energy infrastructure in developing nations.

        Network Solutions' operating income increased $15 million, or 27.8%, to $69 million in the first quarter of fiscal 2008 from $54 million in the first quarter of fiscal 2007. The operating income increase resulted from increases in volume and favorable mix partially offset by increased restructuring costs of $5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

  Wireless Systems

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	($ in millions)
Net sales	$209	$207
Income from operations	$14	$14
Operating margin	6.7%	6.8%

        Wireless Systems' net sales increased $2 million, or 1.0%, to $209 million in the first quarter of fiscal 2008 from $207 million in the first quarter of fiscal 2007. The sales growth was all organic. This net sales growth in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 resulted primarily from growth in the automotive and public safety markets offset by declines in the communication infrastructure market.

        Wireless Systems' operating income was flat at $14 million in the first quarter of fiscal 2008 and first quarter of fiscal 2007. Benefits from higher sales volumes and a decrease of $1 million in restructuring costs were offset by increased price erosion in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

  Undersea Telecommunications

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	($ in millions)
Net sales	$314	$76
Income (loss) from operations	$43	$(1)
Operating margin	13.7%	(1.3)%

        Undersea Telecommunications' net sales increased $238 million, or 313.2%, to $314 million in the first quarter of fiscal 2008 from $76 million in the first quarter of fiscal 2007. Undersea Telecommunications' organic net sales growth of $237 million, or 311.4%, in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 resulted from our execution of the construction of a transoceanic system that connects the U.S. and China, as well as another large project within Asia. The impact of foreign currency exchange rates was minimal in the first quarter of fiscal 2008.

        Activity in this market remains robust, especially in Asia and emerging markets where broadband requirements continue to increase. As construction of the transoceanic system nears completion, we expect Undersea Telecommunications' revenue to decrease in the remaining quarters of fiscal 2008 as compared to the first quarter. Additionally, we do not expect year-over-year growth rates for the remainder of fiscal 2008 to be as strong as the first quarter, as sales levels in the second through fourth quarters of fiscal 2007 also benefited from accelerated activity in Asia.

        Undersea Telecommunications' operating income increased $44 million to $43 million in the first quarter of fiscal 2008 from a loss of $1 million in the first quarter of fiscal 2007 reflecting increased volumes and improved operating leverage.

Non-Operating Items

  Interest Expense, Net

        Interest expense, net was $40 million in the first quarter of fiscal 2008 as compared to $45 million in the first quarter of fiscal 2007. The decrease of $5 million, or 11.1%, in the first quarter of fiscal 2008 from the first quarter of fiscal 2007 was driven by lower average debt levels.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During the first quarter of fiscal 2007, we were allocated net interest expense of $47 million which includes the impact of Tyco International's interest rate swaps. Management believes the net interest expense allocation basis was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods.

  Other Income

        In the first quarter of fiscal 2008, we recorded other income of $592 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million related to certain incremental tax liabilities recorded upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See Note 2 to the Condensed Consolidated and Combined Financial Statements for additional information regarding the adoption of FIN 48. For further information regarding the Tax Sharing Agreement, see Note 12 to the Condensed Consolidated and Combined Financial Statements.

  Income Taxes

        Our effective income tax rate was 15.2% and 30.9% for the quarters ended December 28, 2007 and December 29, 2006, respectively. The effective tax rate for first quarter of fiscal 2008 includes the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided. Excluding the impact of the income recognized upon the adoption of FIN 48, the effective tax rate increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to additional accruals of interest related to uncertain tax positions. These increases were partially offset by a decrease in non-U.S. valuation allowances in the first quarter of fiscal 2008 and the impact of a change in tax laws in the Netherlands in the first quarter of fiscal 2007. These tax law changes imposed limitations on the carryforward period of net operating losses and also changed the applicable future tax rates.

  Income from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $77 million and $41 million in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. During the first quarter of 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment. In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale. See Note 4 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations:

	For the Quarters Ended
	December 28, 2007	December 29, 2006
	(in millions)
Income from operations	$478	$394
Depreciation and amortization	140	128
Deferred income taxes	42	21
Provisions for losses on accounts receivable and inventory	10	32
Other, net	56	(1)
Changes in assets and liabilities, net	(137)	(208)
Interest income	10	15
Interest expense	(50)	(60)
Income tax expense	(157)	(108)

Net cash provided by continuing operating activities	$392	$213

Other cash flow items:
Capital expenditures	$(129)	$(452)
Divestiture of businesses	102	227

        Net cash from continuing operating activities increased to $392 million in the first quarter of fiscal 2008 from $213 million in the first quarter of fiscal 2007. The improvement was primarily due to improved working capital performance and higher income levels in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The net change in assets and liabilities was a cash decrease of $137 million. The components of this change are set forth in the Condensed Consolidated and Combined Statements of Cash Flows and include increases in inventory and decreases in accrued and other current liabilities partially offset by increases in deferred revenue.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $323 million in the first quarter of fiscal 2008 to $129 million as compared to $452 million in the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

        In the first quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business. In the first quarter of fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business.

        The amount of income taxes paid, net of refunds, during the first quarter of fiscal 2008 and 2007 was $81 million and $76 million, respectively.

  Capitalization

        Total debt at December 28, 2007 and September 28, 2007 was $3,284 million and $3,378 million, respectively. See Note 8 to the Condensed Consolidated and Combined Financial Statements for further information regarding debt.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of Tyco Electronics Ltd., of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, we and TEGSA entered into an exchange and registration rights agreement with the initial purchasers under which we and TEGSA agreed, for the benefit of the holders of the senior notes, to file with the Securities and Exchange Commission ("SEC") an exchange offer registration statement within 210 days after the date of the original issue of the notes. If certain registration requirements are not met by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by us of liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of December 28, 2007, we have determined that the likelihood of a registration default is remote and have not accrued any special interest.

        As of December 28, 2007 and September 28, 2007, TEGSA had $100 million and $700 million, respectively, outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.44% and 5.38%, respectively. Also, as of December 28, 2007 and September 28, 2007, TEGSA had $550 million of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 5.49% and 5.47%, respectively.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 ("Securities Act"), as part of our ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of December 28, 2007, TEGSA had $505 million of commercial paper outstanding which bore interest at an average rate of 5.36%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under the senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Our debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to our operations. As of December 28, 2007, we were in compliance with all of our debt covenants.

        In December 2007, our board of directors declared a regular quarterly cash dividend of $0.14 per common share. The dividend was paid on February 4, 2008. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant.

        In September 2007, our board of directors authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares. In the first quarter of fiscal 2008, we repurchased approximately 7 million common shares for $259 million under this program, of which $232 million was paid as of December 28, 2007.

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

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a 20-year contract that requires us to build the network and lease it to the State. As we build the network over the next three years, we will need to invest approximately $500 to $550 million. As of December 28, 2007, we have invested $35 million, primarily consisting of inventory. We expect that in fiscal 2008 we will invest approximately $50 to $75 million which will be funded by cash generated from operations.

  Backlog

        At December 28, 2007, we had a backlog of unfilled orders of $3,585 million compared to a backlog of $2,974 million at September 28, 2007. Backlog by reportable segment was as follows:

	December 28, 2007	September 28, 2007
	(in millions)
Electronic Components	$1,731	$1,663
Network Solutions	296	277
Wireless Systems	541	474
Undersea Telecommunications	1,017	560

Total	$3,585	$2,974

Commitments and Contingencies

        At December 28, 2007, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Condensed Consolidated Financial Statements as the amount of this contingency currently is not estimable.

Income Tax Matters

        Our income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to the Tyco Electronics business, have been recorded in our Condensed Consolidated and Combined Financial Statements. In addition, we may be required to pay additional taxes for contingencies not related to the electronics businesses as a result of the tax liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and intends to vigorously defend its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International intends to vigorously oppose the assertion of any such penalties. We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns for periods subsequent to fiscal 2002. When our tax return positions are updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our legal entities for the periods prior to the Separation.

        In connection with the Separation, we entered into a Tax Sharing Agreement that generally governs Covidien's, Tyco Electronics' and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of the shares of Covidien or Tyco Electronics to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by Tyco Electronics with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation.

        See Note 13 to the Condensed Consolidated and Combined Financial Statements for additional information regarding income taxes and the adoption of FIN 48.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part II. Item 1. Legal Proceedings" and Note 12 to the Condensed Consolidated and Combined Financial Statements for further information regarding legal proceedings.

        Prior to the announcement of the planned separation in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits, and ERISA related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Covidien, and us.

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third-parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2008 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial position, or cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 12 to the Condensed Consolidated and Combined Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $98 million were recorded on the Condensed Consolidated Balance Sheet at December 28, 2007. See Notes 9 and 12 to the Condensed Consolidated and Combined Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 9 to the Condensed Consolidated and Combined Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. As discussed below and in Note 2 to the Condensed Consolidated and Combined Financial Statements, at the beginning of the quarter ended December 28, 2007, we adopted FIN 48. During the quarter ended December 28, 2007, there were no other significant changes to our critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Accounting Pronouncements

        Effective September 29, 2007, the beginning of fiscal 2008, we adopted FIN 48. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, we recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. See Note 13 to the Condensed Consolidated and Combined Financial Statements for additional information regarding income taxes and the adoption of FIN 48.

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

        Among the risks that could cause our results to differ materially from those expressed in forward-looking statements are the risks described in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market rate risk during the first quarter of fiscal 2008, except foreign currency exposures discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forwards and swaps. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the December 28, 2007 market rates would increase the unrealized value of our forward contracts by $195 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $238 million. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts by $59 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $72 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

ITEM 4.    CONTROLS AND PROCEDURES

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

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934 (the "Exchange Act")) as of December 28, 2007. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of December 28, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 28, 2007.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 28, 2007. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Tyco International Securities Class Actions

        As previously reported in our periodic filings, prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International will manage and control all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations.

        Most of the securities class actions have now been transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. On January 28, 2003, a consolidated securities class action complaint was filed in these proceedings. On January 7, 2005, Tyco International answered the plaintiffs' consolidated complaint. On June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest."

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. The settlement did not resolve the following securities cases, which remain outstanding and are discussed below under "Securities Proceedings Not Covered by the Settlement": New Jersey v. Tyco International Ltd., et al., Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., et al., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., Hall v. Kozlowski, et al., and Davis v. Kozlowski, et al. The settlement also does not resolve claims arising under ERISA which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd. In addition, individuals and entities totaling approximately 4% of the shares owned by the class members have opted out of the settlement.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class and assignment to the class of any net recovery of any claims possessed by Tyco International and the other settling defendants against Tyco International's former auditor, PricewaterhouseCoopers. Defendant PricewaterhouseCoopers was not a

settling defendant and is not a party to the memorandum. However, PricewaterhouseCoopers subsequently agreed to participate in the settlement as a settling defendant, and in consideration of a release of all claims against it by the parties to the settlement, agreed to make a payment of $225 million. Tyco International and the other settling defendants have denied and continue to deny any wrongdoing and legal liability arising from any of the facts or conduct alleged in the actions.

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz, and Frank E. Walsh, Jr. also are excluded from the settling defendants, and the class will assign to Tyco International all of their claims against defendants Kozlowski, Swartz, and Walsh. In exchange, Tyco International agreed to pay to the certified class 50% of any net recovery against these defendants.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In connection with the class action settlement, in the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to us is consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account earns interest that is payable to the class. In addition, interest is accrued on the class action settlement liability. Under the Separation and Distribution Agreement, at December 28, 2007, we reflected $933 million for our portion of the escrow, a $3,011 million liability, and a $2,078 million receivable from Tyco International and Covidien for their portion of the liability on our Condensed Consolidated Balance Sheet. Tyco International and Covidien also have funded their portion of the settlement liability.

        If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

Securities Proceedings Not Covered by the Settlement

        As previously reported in our periodic filings, on November 27, 2002, the State of New Jersey, on behalf of several state pension funds, filed a complaint, New Jersey v. Tyco International Ltd., et al., in the United States District Court for the District of New Jersey against Tyco International, Tyco International's former auditors, and certain of Tyco International's former officers and directors, which was subsequently amended. Plaintiffs assert that the defendants violated state and federal securities laws, committed common law fraud, breached fiduciary duties, violated certain RICO statutes, and otherwise engaged in fraudulent acts by making materially false and misleading statements and omissions concerning, among other things, the following: unauthorized and improper compensation of certain of Tyco International's former executives, their improper use of Tyco International's funds for personal benefit, and their improper self-dealing in real estate. The plaintiffs seek unspecified monetary damages and other relief. On June 10, 2005, Tyco International moved to dismiss in part the amended complaint. On June 11, 2007, the court granted in part and denied in part Tyco International's motion to dismiss. Many of the above plaintiffs' claims remain pending. On July 24, 2007, the plaintiffs moved for leave to amend their complaint again. Tyco International responded in opposition to the motion on August 10, 2007, and on December 19, 2007, the court denied the plaintiffs' motion. Discovery in this action is ongoing.

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al., was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International, which was subsequently amended. The amended complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International's stock as consideration. The amended complaint alleges collective losses of not less than $20 million and seeks compensatory and punitive damages. Discovery in this action is ongoing.

        As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd., et al. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on Section 11 of the Securities Act, Section 15 of the Securities Act, Section 10(b) of the Exchange Act, and Section 20(a) of the Exchange Act. Discovery in this action is ongoing.

        As previously reported in our periodic filings, on January 20, 2004, a complaint was filed in the United States District Court for the Southern District of New York, Ballard v. Tyco International Ltd., et al. Plaintiffs are trustees of various trusts that were allegedly major shareholders of AMP, Inc., a company acquired by Tyco International in April 1999. Plaintiffs named as defendants Tyco International, five of its former officers and directors, and PricewaterhouseCoopers LLP. As against all defendants, the complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 11 of the Securities Act. As against the Tyco International defendants, the complaint asserts causes of action under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, Section 12(a)(2) of the Securities Act, and for common law fraud and negligent misrepresentation. As against the individual defendants, the complaint asserts causes of action under Section 20(a) of the Exchange Act and Section 15 of the Securities Act. The complaint alleges that defendants engaged in a scheme to artificially inflate Tyco International's earnings and to mislead investors as to Tyco International's positive earnings, growth, and acquisition synergies prior to and in connection with its acquisition of AMP, Inc. The Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the District of New Hampshire and discovery in this action is ongoing.

        As previously reported in our periodic filings, a complaint, Sciallo v. Tyco International Ltd., et al., was filed on September 30, 2003 in the United States District Court for the Southern District of New York. The plaintiffs purport to be former executives of U.S. Surgical who traded their U.S. Surgical stock options for Tyco International stock options when Tyco International acquired U.S. Surgical on October 1, 1998. Plaintiffs named as defendants Tyco International and certain former Tyco International directors and executives. The complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The complaint alleges that defendants made materially false and misleading statements and omissions concerning, among other things, Tyco International's financial condition and accounting practices. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire and discovery in this action is ongoing.

        As previously reported in our periodic filings, a complaint was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (US) Inc. and certain of Tyco International's former executives. Plaintiff's complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act. Claims against the former executives also are asserted under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20A of the Exchange Act, as well as Sections 11, 12(a)(2) and 15 of the Securities Act. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing, and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International removed the complaint to the United States District Court for the Middle District of Pennsylvania and the Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this action is ongoing.

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation has transferred Hall v. Kozlowski, et al., an action relating to plaintiff's employment, 401(k) and pension plans, and ownership of Tyco International stock, to the United States District Court for the District of New Hampshire. Discovery in this action is ongoing.

        As previously reported in our periodic filings, the plaintiff moved to remand Davis v. Kozlowski, et al., an action originally filed on December 9, 2003, from the United States District Court for the District of New Hampshire back to the Circuit Court of Cook County, Illinois. On March 17, 2005, the United States District Court for the District of New Hampshire granted plaintiff's motion to remand and denied defendants' motion to dismiss. On March 31, 2005, Tyco International moved for reconsideration of the court's remand order. On July 17, 2006, the court entered an order granting Tyco International's motion to dismiss on the grounds that all of plaintiff's claims were preempted by federal law. The motion to dismiss was granted without prejudice to plaintiff's right to file another action in state court asserting claims that are not preempted by federal law. On January 8, 2007, plaintiff filed an action in the Circuit Court of Cook County, Illinois. The complaint seeks unspecified monetary damages and other relief. On January 12, 2007, Tyco International removed the re-filed action to federal court in the United States District Court for the Northern District of Illinois, Eastern Division. On June 15, 2007, the Judicial Panel on Multidistrict Litigation transferred the case to the United States District Court for the District of New Hampshire. On October 16, 2007, Tyco International filed a cross-motion to dismiss the action and on December 12, 2007, the plaintiff filed a motion for leave to respond to Tyco International's renewed motion to dismiss.

Shareholder Derivative Litigation

        As previously reported in our periodic filings, an action was filed on June 7, 2002 in the Supreme Court of the State of New York, Levin v. Kozlowski, et al., alleging that the individually named defendants breached their fiduciary duties, committed waste and mismanagement, and engaged in self-dealing in connection with certain Tyco International accounting practices, individual board members' use of Tyco International funds, and the financial disclosures of certain mergers and acquisitions. Plaintiffs further alleged that certain of the individual defendants converted corporate assets for their own use. On November 14, 2006, the Supreme Court of the State of New York dismissed the complaint with prejudice. On December 11, 2006, plaintiffs filed a notice of appeal, which was denied by the Appellate division of the Supreme Court of the State of New York on November 15, 2007. The plaintiffs' time to appeal has since expired with no notice of appeal being filed.

ERISA Litigation

        As previously reported in our periodic filings, Tyco International and certain of its current and former employees, officers, and directors have been named as defendants in eight class actions brought under ERISA. Two of the actions were filed in the United States District Court for the District of New

Hampshire and the six remaining actions were transferred to that court by the Judicial Panel on Multidistrict Litigation. All eight actions have been consolidated in the District Court in New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco International's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco International's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco International's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." On January 11, 2007, plaintiffs filed a motion, assented to by Tyco International that proposed an agreed upon form of notice. On January 18, 2007, the court granted that motion. On December 5, 2006, plaintiffs filed a motion seeking leave to file an amended complaint. Subsequently, on January 10, 2007, plaintiffs filed a motion to withdraw their motion to amend the complaint without prejudice. Discovery in this action is ongoing.

Tyco International Litigation Against Former Senior Management

        Tyco International Ltd. v. L. Dennis Kozlowski.    As previously reported in our periodic filings, Tyco International filed a civil complaint against Tyco International's former Chairman and Chief Executive Officer, Dennis Kozlowski, for breach of fiduciary duty and other wrongful conduct, which was subsequently amended. The amended complaint alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; awarded millions of dollars in unauthorized bonuses to himself and certain other Tyco International employees; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The amended complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, breach of contract, conversion, constructive trust, and other wrongful conduct. The amended complaint seeks recovery for all of the losses suffered by Tyco International as a result of the former Chairman and Chief Executive Officer's conduct, and of all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Kozlowski during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Mr. Kozlowski was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy, and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco International of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to Tyco International, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International Ltd. v. Mark H. Swartz.    As previously reported in our periodic filings, Tyco International filed an arbitration claim against Mark Swartz, its former Chief Financial Officer and director, on October 7, 2002. As a consequence of Mr. Swartz's refusal to submit to the jurisdiction of the American Arbitration Association, Tyco International filed a civil complaint against him on April 1, 2003, for breach of fiduciary duty and other wrongful conduct. The action alleges that the defendant misappropriated millions of dollars from Tyco International's Key Employee Loan Program and relocation program; approved and implemented awards of millions of dollars of unauthorized bonuses to himself and certain other Tyco International employees; awarded millions of dollars in unauthorized payments to himself; engaged in improper self-dealing real estate transactions involving Tyco International's assets; and conspired with certain other former Tyco International employees in committing these acts. The complaint alleges causes of action for breach of fiduciary duty, fraud, unjust enrichment, conversion, constructive trust, and other wrongful conduct. The action seeks recovery for all of the losses suffered by Tyco International as a result of the former Chief Financial Officer and director's conduct, and all remuneration, including restricted and unrestricted shares and options, obtained by Mr. Swartz during the course of this conduct. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Mr. Swartz was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, which were similar to certain of the claims alleged in Tyco International's affirmative action described above, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy, and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco International of $134 million within one year, and Mr. Swartz was ordered individually to pay damages to Tyco International in the amount of $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction. On October 27, 2006, Mr. Swartz paid restitution to Tyco International in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007.

        Tyco International Ltd. v. L. Dennis Kozlowski and Mark H. Swartz.    As previously reported in our periodic filings, Tyco International filed a civil complaint against its former Chairman and Chief Executive Officer and former Chief Financial Officer and director pursuant to Section 16(b) of the Exchange Act for disgorgement of short-swing profits from prohibited transactions in Tyco International's common shares believed to exceed $40 million. The action seeks disgorgement of profits, interest, attorneys' fees, and costs. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

        Tyco International Ltd. v. Frank E. Walsh, Jr.    As previously reported in our periodic filings, Tyco International filed a civil complaint against Frank E. Walsh, Jr., a former director, for breach of fiduciary duty and related wrongful conduct involving receipt by Walsh of a $20 million payment in connection with Tyco International's 2001 acquisition of the CIT Group, Inc. The action alleges causes of action for restitution, breach of fiduciary duty and inducing breach of fiduciary duty, conversion, unjust enrichment, and constructive trust, and seeks recovery for all of the losses suffered by Tyco International as a result of the defendant director's conduct. On December 17, 2002, Mr. Walsh paid $20 million in restitution to Tyco International, which was deposited by Tyco International in January 2003, as a result of a plea bargain agreement with the New York County District Attorney. Tyco International's claims against Mr. Walsh are still pending. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. Discovery in this and the other affirmative cases is proceeding.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we may be required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the Separation. During the fiscal quarter ended December 28, 2007, we issued 2,306 unregistered common shares upon the conversion of Tyco International convertible notes.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 28, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29—October 26, 2007	2,654	$36.43	—	750,000,000
October 27—November 30, 2007	2,009,974	$35.42	2,009,900	678,802,963
December 1—December 28, 2007	5,046,200	$37.12	5,046,200	491,474,202

Total	7,058,828	$36.64	7,056,100	491,474,202

(1)
This column includes the following transactions which occurred during the quarter ended December 28, 2007:

(i)
the acquisition of 2,728 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans; and

(ii)
the purchase of 7,056,100 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
On September 27, 2007, we announced that our board of directors had approved and authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
10.1
Consulting Agreement between Dr. Juergen Gromer and Tyco Electronics Ltd. dated as of January 15, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed January 22, 2008)‡
10.2	Amendment to Tyco Electronics Ltd. Employee Stock Purchase Plan (filed herewith)‡
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

‡
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
	By:	/s/ TERRENCE R. CURTIN
Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: February 7, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED BALANCE SHEETS
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
TYCO ELECTRONICS LTD. NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENT OF OPERATIONS For the Quarter Ended December 28, 2007
CONSOLIDATING STATEMENT OF OPERATIONS For the Quarter Ended December 29, 2006
CONSOLIDATING BALANCE SHEET As of December 28, 2007
CONSOLIDATING BALANCE SHEET As of September 28, 2007
CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 28, 2007
CONSOLIDATING STATEMENT OF CASH FLOWS For the Quarter Ended December 29, 2006
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