Form 10-Q
period 2008-03-28
Tyco Electronics Ltd.
filed 2008-05-05
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of common shares outstanding as of April 30, 2008 was 478,024,480.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions, except per share data)
Net sales	$3,662	$3,204	$7,220	$6,179
Cost of sales	2,692	2,372	5,358	4,560

Gross income	970	832	1,862	1,619
Selling, general, and administrative expenses	421	405	820	795
Litigation settlement	23	—	23	—
Restructuring and other charges, net	25	8	46	17

Income from operations	501	419	973	807
Interest income	9	14	19	29
Interest expense	(49)	(58)	(99)	(118)
Other income	13	—	605	—

Income from continuing operations before income taxes and minority interest	474	375	1,498	718
Income taxes	(171)	(93)	(326)	(200)
Minority interest	(1)	(1)	(2)	(2)

Income from continuing operations	302	281	1,170	516
Income (loss) from discontinued operations, net of income taxes	(1)	(4)	80	42

Net income	$301	$277	$1,250	$558

Basic earnings per share:
Income from continuing operations	$0.62	$0.57	$2.38	$1.04
Income (loss) from discontinued operations	—	(0.01)	0.17	0.08

Net income	$0.62	$0.56	$2.55	$1.12

Diluted earnings per share:
Income from continuing operations	$0.62	$0.57	$2.37	$1.04
Income (loss) from discontinued operations	—	(0.01)	0.16	0.08

Net income	$0.62	$0.56	$2.53	$1.12

Weighted-average number of shares outstanding:
Basic	486	497	491	497
Diluted	489	497	494	497

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28, 2008	September 28, 2007
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$748	$942
Accounts receivable, net of allowance for doubtful accounts of $51 and $57, respectively	2,806	2,594
Inventories	2,427	2,049
Class action settlement escrow	—	928
Class action settlement receivable	—	2,064
Prepaid expenses and other current assets	779	589
Deferred income taxes	238	325
Assets held for sale	290	505

Total current assets	7,288	9,996
Property, plant, and equipment, net	3,618	3,412
Goodwill	7,209	7,177
Intangible assets, net	522	526
Deferred income taxes	2,085	1,397
Receivable from Tyco International Ltd. and Covidien Ltd.	1,390	844
Other assets	363	336

Total Assets	$22,475	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$22	$5
Accounts payable	1,527	1,343
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,672	1,417
Deferred revenue	325	181
Liabilities held for sale	102	266

Total current liabilities	3,648	6,204
Long-term debt	3,173	3,373
Long-term pension and postretirement liabilities	657	607
Deferred income taxes	271	271
Income taxes	2,535	1,242
Other liabilities	610	599

Total Liabilities	10,894	12,296

Commitments and contingencies (Note 12)
Minority interest	11	15
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 shares authorized; 499,131,506 and 497,467,930 issued, respectively	100	99
Capital in excess:
Share premium	40	13
Contributed surplus	10,084	10,029
Accumulated earnings	665	186
Treasury shares, at cost, 17,475,675 and 44,454 shares, respectively	(610)	(2)
Accumulated other comprehensive income	1,291	1,052

Total Shareholders' Equity	11,570	11,377

Total Liabilities and Shareholders' Equity	$22,475	$23,688

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 28, 2008	March 30, 2007
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,250	$558
Income from discontinued operations, net of income taxes	(80)	(42)

Income from continuing operations	1,170	516
Adjustments to reconcile net cash (used in) provided by operating activities:
Non-cash restructuring and other charges, net	20	—
Depreciation and amortization	271	251
Deferred income taxes	127	57
Provision for losses on accounts receivable and inventory	15	49
Tax sharing income	(605)	—
Class action settlement	(936)	—
Other	5	(2)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(71)	(13)
Inventories	(287)	(216)
Accounts payable	34	3
Accrued and other liabilities	(34)	(73)
Income taxes	17	—
Deferred revenue	147	25
Long-term pension and postretirement liabilities	12	23
Other	45	(44)

Net cash (used in) provided by continuing operating activities	(70)	576
Net cash provided by discontinued operating activities	17	3

Net cash (used in) provided by operating activities	(53)	579

Cash Flows From Investing Activities:
Capital expenditures	(283)	(597)
Proceeds from sale of property, plant, and equipment	31	31
Class action settlement escrow	936	—
Proceeds from divestiture of discontinued operations, net of cash retained by businesses sold	102	227
Other	(17)	(2)

Net cash provided by (used in) continuing investing activities	769	(341)
Net cash used in discontinued investing activities	(4)	(11)

Net cash provided by (used in) investing activities	765	(352)

Cash Flows From Financing Activities:
Change in short-term debt	(2)	10
Net increase in commercial paper	650	—
Repayment of long-term debt	(951)	(7)
Proceeds from long-term debt	100	—
Allocated debt activity	—	29
Net transactions with former parent	—	(240)
Repurchase of common shares	(592)	—
Payment of common dividends	(136)	—
Proceeds from exercise of share options	28	—
Other	(7)	(4)

Net cash used in continuing financing activities	(910)	(212)
Net cash (used in) provided by discontinued financing activities	(15)	13

Net cash used in financing activities	(925)	(199)

Effect of currency translation on cash	17	12
Net (decrease) increase in cash and cash equivalents	(196)	40
Less: net decrease (increase) in cash and cash equivalents related to discontinued operations	2	(5)
Cash and cash equivalents at beginning of period	942	472

Cash and cash equivalents at end of period	$748	$507

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), a company organized under the laws of Bermuda, is a leading global provider of engineered electronic components, network solutions, undersea telecommunication systems, and wireless systems.

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

        The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Condensed Consolidated and Combined Financial Statements. Certain general corporate overhead and other expenses as well as debt and related net interest expense for periods prior to the Separation were allocated by Tyco International to the Company. During the quarter and

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation (Continued)

six months ended March 30, 2007, the Company was allocated $57 million and $107 million, respectively, of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. In addition, during the quarter and six months ended March 30, 2007, Tyco International allocated to the Company interest expense of $55 million and $111 million, respectively, and interest income of $7 million and $16 million, respectively. (See Note 8 for additional information regarding allocated net interest expense.) Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented.

        Unless otherwise indicated, references in the Condensed Consolidated and Combined Financial Statements to fiscal 2008 and fiscal 2007 are to the Company's fiscal years ending September 26, 2008 and September 28, 2007, respectively.

  Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Recent Accounting Pronouncements

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its results of operations, financial position, or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. SFAS No. 161 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that SFAS No. 161 will have on its Consolidated and Combined Financial Statements.

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Recent Accounting Pronouncements (Continued)

Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. See Note 13 for additional information regarding income taxes and the adoption of FIN 48.

3.    Restructuring and Other Charges, Net

        Charges to operations by segment during the quarters and six months ended March 28, 2008 and March 30, 2007 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Electronic Components	$15	$8	$30	$16
Network Solutions	9	—	14	—
Undersea Telecommunications	2	—	3	1

	$26	$8	$47	$17

        Amounts recognized in the Condensed Consolidated and Combined Statements of Operations during the quarters and six months ended March 28, 2008 and March 30, 2007 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Restructuring and other charges, net:
Cash charges	$13	$8	$27	$17
Non-cash charges	12	—	19	—

Total restructuring and other charges, net	25	8	46	17
Cost of sales	1	—	1	—

	$26	$8	$47	$17

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

Cash Charges

        Activity in the Company's restructuring reserves during the first six months of fiscal 2008 is summarized as follows:

	Balance at September 28, 2007	Charges	Utilization	Currency Translation	Balance at March 28, 2008
	(in millions)
Fiscal 2008 Actions:
Employee severance	$—	$17	$(3)	$—	$14
Fiscal 2007 Actions:
Employee severance	62	—	(20)	4	46
Facilities exit costs	1	3	(2)	—	2
Other	1	4	(4)	—	1

Total	64	7	(26)	4	49

Pre-Fiscal 2007 Actions:
Facilities exit costs	64	3	(6)	4	65

Total Activity	$128	$27	$(35)	$8	$128

  Fiscal 2008 Actions

        The Company initiated restructuring actions during the first six months of fiscal 2008 relating to the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during the first six months of fiscal 2008, the Company recorded restructuring charges of $17 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2009 and to incur additional charges of approximately $6 million relating to these initiated actions by completion.

  Fiscal 2007 Actions

        Fiscal 2007 actions included the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. During the first six months of fiscal 2008 and the first six months of fiscal 2007, the Company recorded restructuring charges of $7 million and $16 million, respectively, related to these initiatives. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $24 million relating to these actions by completion.

  Pre-Fiscal 2007 Actions

        During the first six months of fiscal 2008 and the first six months of fiscal 2007, the Company recorded restructuring charges of $3 million and $1 million, respectively, related to interest accretion on restructuring reserves for activities announced in prior fiscal years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

Non-Cash Charges

        During the first six months of fiscal 2008, the Company recorded non-cash charges of $20 million primarily related to fixed assets and intangibles in connection with exited manufacturing facilities and product lines. No such charges were recorded in the first six months of fiscal 2007.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	March 28, 2008	September 28, 2007
	(in millions)
Electronic Components	$29	$29
Network Solutions	39	34
Undersea Telecommunications	58	63
Wireless Systems	2	2

Restructuring reserves	$128	$128

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	March 28, 2008	September 28, 2007
	(in millions)
Accrued and other current liabilities	$76	$66
Other liabilities	52	62

Restructuring reserves	$128	$128

4.    Discontinued Operations

        In March 2008, the Company was authorized by its board of directors to pursue the divestiture of its Radio Frequency Components and Subsystem business.

        In the first quarter of fiscal 2008, the Company completed the sale of its Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        During the first quarter of fiscal 2007, the Company completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem business was a component of the Wireless Systems segment.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Discontinued Operations (Continued)

Both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes during the quarters and six months ended March 28, 2008 and March 30, 2007:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Net sales	$114	$238	$348	$513

Pre-tax income (loss) from discontinued operations	$3	$(12)	$(4)	$(21)
Pre-tax gain on sale of discontinued operations	—	—	56	45
Income tax (provision) benefit	(4)	8	28	18

Income (loss) from discontinued operations, net of income taxes	$(1)	$(4)	$80	$42

        The following table presents balance sheet information for discontinued operations and other businesses and assets held for sale at March 28, 2008 and September 28, 2007:

	March 28, 2008	September 28, 2007
	(in millions)
Accounts receivable, net	$78	$188
Inventories	96	193
Intangible assets, net	29	29
Property, plant, and equipment, net	87	94
Other assets	—	1

Total assets	$290	$505

Accounts payable	$42	$78
Accrued and other current liabilities	41	67
Other liabilities	19	121

Total liabilities	$102	$266

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Inventories

        Inventories consisted of the following:

	March 28, 2008	September 28, 2007
	(in millions)
Raw materials	$412	$349
Work in progress	991	837
Finished goods	1,024	863

Inventories	$2,427	$2,049

6.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 28, 2007	$6,008	$850	$319	$7,177
Purchase accounting adjustments	3	—	—	3
Currency translation	26	3	—	29

Balance at March 28, 2008	$6,037	$853	$319	$7,209

7.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	March 28, 2008				September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$830	$(321)	$509	24 years	$809	$(294)	$515	24 years
Other	16	(3)	13	49 years	14	(3)	11	50 years

Total	$846	$(324)	$522	24 years	$823	$(297)	$526	24 years

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Intangible Assets, Net (Continued)

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $9 million and $8 million for the quarters ended March 28, 2008 and March 30, 2007, respectively, and $18 million and $17 million for the six months ended March 28, 2008 and March 30, 2007, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2008	$19
Fiscal 2009	35
Fiscal 2010	35
Fiscal 2011	34
Fiscal 2012	33
Fiscal 2013	33
Thereafter	333

$522

8.    Debt

        Debt was as follows:

	March 28, 2008	September 28, 2007
	(in millions)
6.00% senior notes due 2012	$800	$800
6.55% senior notes due 2017	751	747
7.125% senior notes due 2037	498	498
Unsecured senior bridge loan facility	400	550
Unsecured senior revolving credit facility	—	700
Commercial paper	657	—
Other	89	83

Total debt	3,195	3,378
Less current portion(1)	22	5

Long-term debt	$3,173	$3,373

  (1)
  The current portion of long-term debt at March 28, 2008 and September 28, 2007 was comprised of amounts shown as other.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of the Company, of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, TEGSA and the Company entered into an exchange and registration rights agreement with the initial purchasers under which TEGSA and the Company agreed, for the benefit of the holders of the senior notes, to file with the Securities and Exchange Commission ("SEC") an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008. If certain additional registration requirements are not met

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by the Company of liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of March 28, 2008, the Company has determined that the likelihood of a registration default is remote and has not accrued any special interest.

        As of September 28, 2007, TEGSA had $700 million of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. As of March 28, 2008, there was no balance outstanding under the five-year unsecured senior revolving credit facility. Also, as of March 28, 2008 and September 28, 2007, TEGSA had $400 million and $550 million, respectively, of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 3.09% and 5.47%, respectively.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933, as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of March 28, 2008, TEGSA had $657 million of commercial paper outstanding at an average interest rate of 3.26%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        The Company's debt agreements contain financial and other customary covenants. As of March 28, 2008, the Company was in compliance with all of its debt covenants.

        During the second quarter of fiscal 2008, the Company entered into an interest rate swap to effectively convert fixed-rate debt into variable-rate debt on $100 million of the 6.55% senior notes due 2017. The maturity date of the interest rate swap coincides with the maturity date of the underlying debt. Under this agreement, the Company receives a fixed rate of interest applicable to the underlying debt and pays a floating rate of interest based on the six month London Interbank offered rate ("LIBOR"). The fair value of the interest rate swap was $3 million at March 28, 2008 and was recorded in other assets with a corresponding increase in the debt obligation. The changes in fair value of both the interest rate swap agreement and the underlying debt obligation were recorded in interest expense and were directly offsetting. See additional information on interest rate swaps in Note 11.

        For the quarter ended March 30, 2007, Tyco International allocated to the Company interest expense of $55 million and interest income of $7 million. For the six months ended March 30, 2007, Tyco International allocated to the Company interest expense of $111 million and interest income of $16 million. Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. Management believes the allocation basis for debt and net interest expense was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

that the Company would have incurred had it been operating as an independent, publicly-traded company for the periods presented.

        The fair value of the Company's debt was approximately $3,251 million and $3,413 million at March 28, 2008 and September 28, 2007, respectively.

        Certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $48 million, of which $47 million was undrawn and available at March 28, 2008. These facilities, most of which are renewable, expire at various dates through the year 2010 and were established primarily within the Company's international operations.

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

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and six months ended March 28, 2008 and March 30, 2007 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Balance at beginning of period	$24	$21	$23	$25
Warranties issued	2	1	3	2
Warranty expirations and changes in estimate	1	—	2	(4)
Settlements	(1)	(1)	(2)	(2)

Balance at end of period	$26	$21	$26	$21

10.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended March 28, 2008 and March 30, 2007 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Service cost	$2	$1	$15	$14	$—	$—
Interest cost	14	14	20	17	1	1
Expected return on plan assets	(18)	(19)	(18)	(14)	—	—
Amortization of net actuarial loss	1	4	2	4	—	—
Settlement gain	—	—	(1)	—	—	—

Net periodic benefit cost (credit)	$(1)	$—	$18	$21	$1	$1

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Retirement Plans (Continued)

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the six months ended March 28, 2008 and March 30, 2007 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Service cost	$3	$2	$30	$29	$—	$—
Interest cost	28	28	40	34	2	2
Expected return on plan assets	(37)	(37)	(36)	(29)	—	—
Amortization of net actuarial loss	3	6	4	9	—	—
Settlement gain	—	—	(2)	—	—	—

Net periodic benefit cost (credit)	$(3)	$(1)	$36	$43	$2	$2

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2008 of $4 million for U.S. plans and $66 million for non-U.S. plans. During the six months ended March 28, 2008, the Company contributed $35 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $3 million in fiscal 2008. During the six months ended March 28, 2008, the Company contributed $2 million to its postretirement benefit plans.

11.    Financial Instruments

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forwards and swaps. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and forecasted cash transactions. These contracts are recorded at fair value with changes in the derivatives' fair value recognized currently in earnings as selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. At March 28, 2008, the Company had net liabilities of $1 million on the Condensed Consolidated Balance Sheet related to these transactions.

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

portion of its variable rate debt into fixed-rate debt (cash flow hedges). As of and during the six months ended March 28, 2008, the Company had one outstanding interest rate swap designated as a fair value hedge with an expiration date in 2017. Under this agreement, the Company receives fixed rates of interest of 6.55% and pays floating rates of interest based on six month LIBOR. As of March, 28, 2008, the Company's interest rate swap was in a net gain position of an insignificant amount. The changes in fair value of both the interest rate swap agreement and the underlying debt obligation were recorded in interest expense and were directly offsetting.

        During fiscal 2007, in anticipation of issuing new fixed rate debt, the Company entered into, and concurrent with the Company's fixed-rate debt issuance, terminated, forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. In the quarter and six months ended March 28, 2008, the Company recognized $1 million and $3 million, respectively, of interest expense relating to the swaps in the Condensed Consolidated and Combined Statement of Operations.

  Hedge of Net Investment

        The Company hedges its net investments in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2.5 billion at March 28, 2008. As a result of the hedges of net investments, $228 million and $337 million of foreign exchange loss was recorded as currency translation, a component of accumulated other comprehensive income, in the quarter and six months ended March 28, 2008, respectively. The Company did not hedge net investments in foreign operations during the quarter and six months ended March 30, 2007.

12.    Commitments and Contingencies

  General Matters

        At March 28, 2008, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Condensed Consolidated and Combined Financial Statements as the outcome of this contingency currently is not estimable.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

  Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 28, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $24 million. As of March 28, 2008, the Company concluded that the best estimate within this range is approximately $16 million, of which $3 million is included in accrued and other current liabilities and $13 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

Tyco International Legal Proceedings

        As a part of the Separation and Distribution Agreement entered into upon Separation, any existing or potential liabilities related to Tyco International's outstanding litigation were assigned to the Company if Tyco Electronics was specifically identified in the lawsuit. However, any existing or potential liabilities that could not be associated with Tyco Electronics were allocated appropriately and post-separation sharing agreements were established. See "Part I. Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as supplemented by "Part II. Item 1. Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007 and in this report for a description of Tyco International's various significant outstanding litigation proceedings. Tyco Electronics will be responsible for certain potential liabilities that may arise upon the settlement of the pending litigation based on the Separation and Distribution Agreement. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

  Securities Class Actions and Class Action Settlement

        As a result of actions taken by certain of Tyco International's former senior corporate management, Tyco International, some members of Tyco International's former senior corporate management, former members of Tyco International's board of directors, Tyco International's former General Counsels and former Chief Financial Officer, and Tyco International's current Chief Executive Officer are named as defendants in a number of purported class actions alleging violations of the disclosure provisions of the federal securities laws. In addition, Tyco International, certain of its current and former employees, some members of its former senior corporate management, and some former members of its board of directors also are named as defendants in several Employee Retirement Income Security Act ("ERISA") class actions. Tyco International is generally obligated to indemnify its directors and officers and its former directors and officers who are named as defendants in some or all of these matters to the extent required by Bermuda law. In addition, Tyco International's insurance carriers may decline coverage, or Tyco International's coverage may be insufficient to cover its expenses and liability, in some or all of these matters.

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008.

        The settlement did not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement did not resolve claims arising under ERISA and the lawsuits arising thereunder. If the unresolved securities proceedings, including the opt-out cases described below, were to be determined adversely to Tyco International, the Company's share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and the Company. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised the Company that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In the third quarter of fiscal 2007, the Company was allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to the Company was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. At September 28, 2007, the Company reflected $928 million on the Condensed Consolidated Balance Sheet for its portion of the escrow. In addition, the Company reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability at September 28, 2007.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and the Company, Tyco International, and Covidien are not subject to any further liability related to the class action settlement. The finalization of the settlement in February 2008 resulted in the extinguishment of the Company's class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Condensed Consolidated Balance Sheet in the second quarter of fiscal 2008. The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during the second quarter of fiscal 2008. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Settlement of Securities Proceeding Not Covered by the Class Action Settlement

        On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This is one of the lawsuits not covered by the securities class action settlement discussed above.

        The agreement with the State of New Jersey provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein. In the second quarter of fiscal 2008, the Company recorded a charge of $23 million, for which no tax benefit was available. The charge represents the Company's share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. At March 28, 2008, the Company's Condensed Consolidated Balance Sheet reflected a $73 million liability in accrued and other current liabilities and a $50 million receivable in prepaid expenses and other current assets from Tyco International and

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

Covidien for their portion of the liability. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto, the parties will file the agreed upon order of dismissal with the court, the entry of which will dismiss the litigation with prejudice. The Company expects that Tyco International will pay the full amount of the settlement to the State and that the Company and Covidien will concurrently submit payment to Tyco International.

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

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. Tyco International has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had communications with the DOJ and SEC to provide updates on the baseline review being conducted by outside counsel, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and the Company in the course of the Company's ongoing compliance activities. To date, the baseline review by the Company has revealed that some business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on its results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

  Income Taxes

        The Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. The Company and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to Tyco Electronics entities, have been recorded in the Company's Condensed Consolidated and Combined Financial Statements. In addition, the Company may be required to pay additional taxes for contingencies not related to the Company's businesses as a result of the Tax Sharing Agreement with Tyco International and Covidien entered into upon Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded on its Condensed Consolidated Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In the second quarter of fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. The Company recorded the tax impacts of these adjustments in the second quarter of fiscal 2008 which resulted in an $85 million net decrease in income tax liabilities, a $17 million net decrease in deferred tax assets, a $47 million decrease in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, and a $21 million net increase in contributed surplus. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's legal entities for the periods prior to the Separation.

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

13.    Income Taxes

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FIN 48. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. Furthermore, pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 12 for additional information regarding responsibilities for unresolved legacy tax matters. Tyco International and Covidien would be contractually obligated for $558 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of FIN 48. Accordingly, the Company recorded this amount in the first quarter of fiscal 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, as a result of the adoption of FIN 48, the Company reassessed and decreased its FIN 45 liability to Tyco International and Covidien and recorded $14 million of other income. See Note 9 for additional information

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Income Taxes (Continued)

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

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 29, 2007, the Company had recorded $1,092 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet. During the quarter and six months ended March 28, 2008, the Company recognized $30 million and $80 million, respectively, of interest and penalties on the Condensed Consolidated and Combined Statement of Operations. As of March 28, 2008, the balance of accrued interest and penalties is $1,116 million, which is recorded in income taxes in the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In the second quarter of fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 12 for additional information regarding the status of IRS examinations.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Income Taxes (Continued)

        As of September 29, 2007, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2005 through 2007
Brazil	2003 through 2007
Canada	2001 through 2007
China	2002 through 2007
Czech Republic	2003 through 2007
France	2002 through 2007
Germany	2003 through 2007
Hong Kong	2001 through 2007
India	2001 through 2007
Italy	2002 through 2007
Japan	2001 through 2007
Korea	2002 through 2007
Luxembourg	2007
Netherlands	2006 through 2007
Portugal	2004 through 2007
Singapore	1996 through 2007
Spain	2003 through 2007
Switzerland	2006 through 2007
United Kingdom	2001 through 2007
United States, federal, and state and local	1991 through 2007

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is not possible to predict the timing or results of these pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits inherent in the Company's Condensed Consolidated Balance Sheet as of March 28, 2008.

14.    Other Income

        In the quarter and six months ended March 28, 2008, the Company recorded other income of $13 million and $605 million, respectively, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the first quarter of fiscal 2008, $572 million ($1.16 for both basic and diluted earnings per share in the six months ended March 28, 2008) of the amount recorded in other income related to certain incremental tax liabilities recorded by the Company upon the adoption of FIN 48. See Notes 2 and 13 for additional information regarding the adoption of FIN 48. See Note 12 for further information regarding the Tax Sharing Agreement.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Shareholders' Equity

  Dividends

        In March 2008, the Company's board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on May 6, 2008. The declared but unpaid dividend is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at March 28, 2008.

  Share Repurchase Program

        In September 2007, the Company's board of directors authorized a share repurchase program of $750 million to purchase a portion of the Company's outstanding common shares. In March 2008, the Company's board of directors authorized an increase in the share repurchase program from $750 million to $1.25 billion. In the first six months of fiscal 2008, the Company repurchased approximately 17 million common shares for $607 million under this program, of which $592 million was paid as of March 28, 2008.

16.    Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Net income	$301	$277	$1,250	$558
Currency translation	210	38	233	258
Unrealized loss on marketable securities, net of income taxes	—	(1)	—	(1)
Gain on cash flow hedge	1	—	3	—
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	2	(34)	3	(34)

Total comprehensive income	$514	$280	$1,489	$781

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Earnings Per Share (Continued)

        The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Weighted-average shares outstanding:
Basic	486	497	491	497
Share options and restricted share awards	3	—	3	—

Diluted	489	497	494	497

        For the quarter and six months ended March 28, 2008, certain share option and restricted share awards were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share totaled 25 million.

        The Separation and Distribution Agreement entered into pursuant to the Separation requires that the Company issue common shares, as needed, to satisfy convertible debentures issued prior to the Separation by Tyco International and retained by Tyco International subsequent to the Separation. Up to approximately 225,000 shares could be issued to satisfy convertible debentures and are included in the calculation of diluted weighted-average shares outstanding.

18.    Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost included in the Condensed Consolidated and Combined Statements of Operations was $35 million and $41 million during the six months ended March 28, 2008 and March 30, 2007, respectively, of which $2 million and $3 million, respectively, are included in income (loss) from discontinued operations. Total share-based compensation cost was $15 million and $18 million during the quarters ended March 28, 2008 and March 30, 2007, respectively, of which $1 million for both quarters is included in income (loss) from discontinued operations. All share-based compensation cost not related to discontinued operations is presented in selling, general, and administrative expenses.

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

        A summary of the Company's outstanding restricted share awards as of March 28, 2008 and changes during the six months then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,398,545	$36.96
Granted	137,999	34.57
Vested	(838,775)	35.98
Forfeited	(180,972)	36.50

Non-vested at March 28, 2008	3,516,797	$37.12

        As of March 28, 2008, there was $74 million of total unrecognized compensation cost related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

  Share Options

        A summary of the Company's outstanding share option award grants as of March 28, 2008 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 28, 2007	32,307,571	$42.86
Granted	40,500	34.95
Exercised	(1,402,531)	20.09
Expired	(1,271,635)	54.03
Forfeited	(191,849)	37.16

Outstanding at March 28, 2008	29,482,056	$43.49	4.7	$62

Vested and unvested expected to vest at March 28, 2008	28,570,556	$43.67	4.7	$62
Exercisable at March 28, 2008	24,278,223	$44.74	3.8	$62

        As of March 28, 2008, there was $44 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.4 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Share Plans (Continued)

  Share-Based Compensation

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of peers of Tyco Electronics and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on Tyco Electronics' expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average assumptions Tyco Electronics used in the Black-Scholes option pricing model for grants made during the six months ended March 28, 2008 were as follows:

Expected share price volatility	31%
Risk free interest rate	3.3%
Expected annual dividend per share	$0.56
Expected life of options (years)	5.0

19.    Segment Data

        Net sales by segment for the quarters and six months ended March 28, 2008 and March 30, 2007 was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Electronic Components	$2,760	$2,540	$5,400	$4,930
Network Solutions	517	454	1,029	875
Undersea Telecommunications	272	122	586	198
Wireless Systems	113	88	205	176

Net sales(1)	$3,662	$3,204	$7,220	$6,179

(1)
Intersegment sales are not material and are recorded at selling prices that approximate market prices.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Segment Data (Continued)

        Income from operations by segment for the quarters and six months ended March 28, 2008 and March 30, 2007 was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Electronic Components	$419	$351	$771	$678
Network Solutions	53	59	122	113
Undersea Telecommunications	39	4	82	3
Wireless Systems	13	5	21	13
Litigation settlement	(23)	—	(23)	—

Income from operations	$501	$419	$973	$807

        Segment assets and a reconciliation of segment assets to total assets at March 28, 2008 and September 28, 2007 were as follows:

	March 28, 2008	September 28, 2007
	(in millions)
Electronic Components	$3,889	$3,550
Network Solutions	813	704
Undersea Telecommunications	265	155
Wireless Systems	266	234

Total segment assets(1)	5,233	4,643
Other current assets	2,055	5,353
Non-current assets	15,187	13,692

Total assets	$22,475	$23,688

    (1)
    Segment assets are comprised of accounts receivable and inventory.

20.    Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a wholly owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the 6.00% senior notes, 6.55% senior notes, 7.125% senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper, all of which are fully and unconditionally guaranteed by Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries of the Company, none of which guarantees these obligations but which represent assets of TEGSA, using the equity method.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,662	$—	$3,662
Cost of sales	—	—	2,692	—	2,692

Gross income	—	—	970	—	970
Selling, general, and administrative expenses	19	(2)	404	—	421
Litigation settlement	23	—	—	—	23
Restructuring and other charges, net	—	—	25	—	25

Income (loss) from operations	(42)	2	541	—	501
Interest income	—	—	9	—	9
Interest expense	—	(47)	(2)	—	(49)
Other income, net	—	5	8	—	13
Equity in net income of subsidiaries	349	370	—	(719)	—
Equity in net income of subsidiaries held for sale	(1)	(1)	—	2	—
Intercompany interest and fees	(5)	19	(14)	—	—

Income from continuing operations before income taxes and minority interest	301	348	542	(717)	474
Income taxes	—	—	(171)	—	(171)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	301	348	370	(717)	302
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income	$301	$348	$369	$(717)	$301

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$7,220	$—	$7,220
Cost of sales	—	—	5,358	—	5,358

Gross income	—	—	1,862	—	1,862
Selling, general, and administrative expenses	26	(11)	805	—	820
Litigation settlement	23	—	—	—	23
Restructuring and other charges, net	—	—	46	—	46

Income (loss) from operation	(49)	11	1,011	—	973
Interest income	—	—	19	—	19
Interest expense	—	(95)	(4)	—	(99)
Other (expense) income, net	—	(1)	606	—	605
Equity in net income of subsidiaries	1,227	1,278	—	(2,505)	—
Equity in net income of subsidiaries held for sale	80	80	—	(160)	—
Intercompany interest and fees	(8)	34	(26)	—	—

Income from continuing operations before income taxes and minority interest	1,250	1,307	1,606	(2,665)	1,498
Income taxes	—	—	(326)	—	(326)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	1,250	1,307	1,278	(2,665)	1,170
Income from discontinued operations, net of income taxes	—	—	80	—	80

Net income	$1,250	$1,307	$1,358	$(2,665)	$1,250

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 30, 2007

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$3,204	$3,204
Cost of sales	—	2,372	2,372

Gross income	—	832	832
Selling, general, and administrative expenses	—	405	405
Restructuring and other charges, net	—	8	8

Income from operations	—	419	419
Interest income	—	14	14
Interest expense	—	(58)	(58)

Income from continuing operations before income taxes and minority interest	—	375	375
Income taxes	—	(93)	(93)
Minority interest	—	(1)	(1)

Income from continuing operations	—	281	281
Loss from discontinued operations, net of income taxes	—	(4)	(4)

Net income	$—	$277	$277

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 30, 2007

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$6,179	$6,179
Cost of sales	—	4,560	4,560

Gross income	—	1,619	1,619
Selling, general, and administrative expenses	—	795	795
Restructuring and other charges, net	—	17	17

Income from operations	—	807	807
Interest income	—	29	29
Interest expense	—	(118)	(118)

Income from continuing operations before income taxes and minority interest	—	718	718
Income taxes	—	(200)	(200)
Minority interest	—	(2)	(2)

Income from continuing operations	—	516	516
Income from discontinued operations, net of income taxes	—	42	42

Net income	$—	$558	$558

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$746	$—	$748
Accounts receivable, net	—	—	2,806	—	2,806
Inventories	—	—	2,427	—	2,427
Intercompany receivables	2	—	20	(22)	—
Prepaid expenses and other current assets	54	1	724	—	779
Deferred income taxes	—	—	238	—	238
Assets held for sale	—	—	290	—	290

Total current assets	57	2	7,251	(22)	7,288
Property, plant, and equipment, net	—	—	3,618	—	3,618
Goodwill	—	—	7,209	—	7,209
Intangible assets, net	—	—	522	—	522
Deferred income taxes	—	—	2,085	—	2,085
Investment in subsidiaries	11,382	13,328	—	(24,710)	—
Investment in subsidiaries held for sale	188	188	—	(376)	—
Intercompany loans receivable	166	6,615	5,342	(12,123)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,390	—	1,390
Other assets	—	17	346	—	363

Total Assets	$11,793	$20,150	$27,763	$(37,231)	$22,475

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$22	$—	$22
Accounts payable	19	—	1,508	—	1,527
Accrued and other current liabilities	154	162	1,356	—	1,672
Deferred revenue	—	—	325	—	325
Intercompany payables	20	—	2	(22)	—
Liabilities held for sale	—	—	102	—	102

Total current liabilities	193	162	3,315	(22)	3,648
Long-term debt	—	3,106	67	—	3,173
Intercompany loans payable	30	5,312	6,781	(12,123)	—
Long-term pension and postretirement liabilities	—	—	657	—	657
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	2,535	—	2,535
Other liabilities	—	—	610	—	610

Total Liabilities	223	8,580	14,236	(12,145)	10,894

Minority interest	—	—	11	—	11
Shareholders' Equity	11,570	11,570	13,516	(25,086)	11,570

Total Liabilities and Shareholders' Equity	$11,793	$20,150	$27,763	$(37,231)	$22,475

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$940	$—	$942
Accounts receivable, net	—	—	2,594	—	2,594
Inventories	—	—	2,049	—	2,049
Class action settlement escrow	928	—	—	—	928
Class action settlement receivable	2,064	—	—	—	2,064
Intercompany receivables	181	29	(84)	(126)	—
Prepaid expenses and other current assets	(2)	—	591	—	589
Deferred income taxes	—	—	325	—	325
Assets held for sale	—	—	505	—	505

Total current assets	3,173	29	6,920	(126)	9,996
Property, plant, and equipment, net	—	—	3,412	—	3,412
Goodwill	—	—	7,177	—	7,177
Intangible assets, net	—	—	526	—	526
Deferred income taxes	—	—	1,397	—	1,397
Investment in subsidiaries	11,136	13,329	—	(24,465)	—
Investment in subsidiaries held for sale	239	239	—	(478)	—
Intercompany loans receivable	—	6,267	5,024	(11,291)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	844	—	844
Other assets	—	2	334	—	336

Total Assets	$14,548	$19,866	$25,634	$(36,360)	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	1	—	1,342	—	1,343
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	61	3	1,353	—	1,417
Deferred revenue	—	—	181	—	181
Intercompany payables	29	181	(172)	(38)	—
Liabilities held for sale	—	—	266	—	266

Total current liabilities	3,083	184	2,975	(38)	6,204
Long-term debt	—	3,283	90	—	3,373
Intercompany loans payable	88	5,024	6,267	(11,379)	—
Long-term pension and postretirement liabilities	—	—	607	—	607
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	1,242	—	1,242
Other liabilities	—	—	599	—	599

Total Liabilities	3,171	8,491	12,051	(11,417)	12,296

Minority interest	—	—	15	—	15
Shareholders' Equity	11,377	11,375	13,568	(24,943)	11,377

Total Liabilities and Shareholders' Equity	$14,548	$19,866	$25,634	$(36,360)	$23,688

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(660)	$65	$525	$—	$(70)
Net cash provided by discontinued operating activities	—	—	17	—	17

Net cash (used in) provided by operating activities	(660)	65	542	—	(53)

Cash Flows From Investing Activities:
Capital expenditures	—	—	(283)	—	(283)
Proceeds from sale of property, plant, and equipment	—	—	31	—	31
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	102	—	102
Increase in intercompany loans	(224)	(60)	—	284	—
Other	(8)	—	(9)	—	(17)

Net cash provided by (used in) continuing investing activities	704	(60)	(159)	284	769
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	704	(60)	(163)	284	765

Cash Flows From Financing Activities:
Change in short-term debt, net	—	—	(2)	—	(2)
Net increase in commercial paper	—	650	—	—	650
Repayment of long-term debt	—	(950)	(1)	—	(951)
Proceeds from long-term debt	—	100	—	—	100
Repurchase of common shares	(592)	—	—	—	(592)
Payment of common dividends	(136)	—	—	—	(136)
Proceeds from exercise of share options	28	—	—	—	28
Changes in parent company equity	655	196	(851)	—	—
Loan borrowing from parent	—	—	284	(284)	—
Other	—	—	(7)	—	(7)

Net cash used in continuing financing activities	(45)	(4)	(577)	(284)	(910)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)

Net cash used in financing activities	(45)	(4)	(592)	(284)	(925)

Effect of currency translation on cash	—	—	17	—	17
Net (decrease) increase in cash and cash equivalents	(1)	1	(196)	—	(196)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	2	—	2
Cash and cash equivalents at beginning of period	2	—	940	—	942

Cash and cash equivalents at end of period	$1	$1	$746	$—	$748

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 30, 2007

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$576	$576
Net cash provided by discontinued operating activities	—	3	3

Net cash provided by operating activities	—	579	579

Cash Flows From Investing Activities:
Capital expenditures	—	(597)	(597)
Proceeds from sale of property, plant, and equipment	—	31	31
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	227	227
Other	—	(2)	(2)

Net cash used in continuing investing activities	—	(341)	(341)
Net cash used in discontinued investing activities	—	(11)	(11)

Net cash used in investing activities	—	(352)	(352)

Cash Flows From Financing Activities:
Change in short-term debt	—	10	10
Repayment of long-term debt	—	(7)	(7)
Allocated debt activity	—	29	29
Net transactions with former parent	—	(240)	(240)
Other	—	(4)	(4)

Net cash used in continuing financing activities	—	(212)	(212)
Net cash provided by discontinued financing activities	—	13	13

Net cash used in financing activities	—	(199)	(199)

Effect of currency translation on cash	—	12	12
Net increase in cash and cash equivalents	—	40	40
Less: net increase in cash and cash equivalents related to discontinued operations	—	(5)	(5)
Cash and cash equivalents at beginning of period	—	472	472

Cash and cash equivalents at end of period	$—	$507	$507

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

Overview

        We are a leading global provider of engineered electronic components, network solutions, undersea telecommunication systems, and wireless systems. We operate through four reporting segments: Electronic Components, Network Solutions, Undersea Telecommunications, and Wireless Systems. We design, manufacture, and market approximately 500,000 different products for customers in industries ranging from automotive, appliance, and aerospace and defense to telecommunications, computer, and consumer electronics. We believe the end markets that we sell into are balanced with the total end market demand for electronic components.

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by over 7,000 engineers, as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions.  We have experienced sales growth that was driven by the continued increased use of electronics across the diverse end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion of approximately 2%. We expect price erosion to continue in the future. The increase in our net sales for each of the periods shown reflects volume increases that more than offset the impact of pricing pressures.

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

		For the Quarters Ended		For the Six Months Ended
	Measure	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Copper	Lb.	$3.31	$2.77	$3.32	$2.98
Gold	Troy oz.	922	650	853	632
  •
  Foreign exchange.  Approximately 52% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in fiscal 2007 by major currencies invoiced was as follows:

US Dollar	48%
Euro	30
Japanese Yen	7
British Pound Sterling	3
Chinese Renminbi	3
Korean Won	2
All Others	7

Total	100%

  Discontinued Operations

        In March 2008, our board of directors authorized us to pursue the divestiture of our Radio Frequency Components and Subsystem business, which met the held for sale and discontinued operations criteria. We have reclassified amounts previously reported to reflect this business in discontinued operations in all periods presented. Prior to reclassification to held for sale, this business was a component of our Wireless Systems segment.

        In the first quarter of fiscal 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Power Systems and Printed Circuit Group businesses have been included in discontinued operations for all periods presented in our Condensed Consolidated and Combined Financial Statements. Prior to reclassification to held for sale, these businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        See Note 4 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

  Divestitures and Manufacturing Simplification

        As part of our strategy, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. Some of these divestitures may have a material impact on our Consolidated Financial Statements. We currently believe that these divestitures, including the potential divestiture of our Radio Frequency Components and Subsystem business described above, the divestiture of the Power Systems business discussed above, and other product exits, could reduce our consolidated net sales by approximately 15%. We have made strategic divestitures in the past and expect that we may make additional divestitures in the future.

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

  Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008.

        The settlement did not resolve all securities cases, and several remain outstanding. In addition, the proposed settlement did not resolve claims arising under the Employee Retirement Income Security Act ("ERISA") and the lawsuits arising thereunder. See "Part II. Item 1. Legal Proceedings" for additional information about these proceedings. If the unresolved securities proceedings, including the opt-out cases described below, were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and us. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. At September 28, 2007, we reflected $928 million on the Condensed Consolidated Balance Sheet for our portion of the escrow. We also reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability at September 28, 2007.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and we, Tyco International, and Covidien are not subject to any further liability related to the class action settlement. The finalization of the settlement in February 2008 resulted in the extinguishment of our class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Condensed Consolidated Balance Sheet in the second quarter of fiscal 2008. The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during the second quarter of fiscal 2008. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Settlement of Securities Proceeding Not Covered by the Class Action Settlement

        On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This is one of the lawsuits not covered by the securities class action settlement discussed above.

        The agreement with the State of New Jersey provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein. In the second quarter of fiscal 2008, we recorded a charge of $23 million, for which no tax benefit was available. This charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. At March 28, 2008, our Condensed Consolidated Balance Sheet reflected a $73 million liability in accrued and other current liabilities and a $50 million receivable in prepaid expenses and other current assets from Tyco International and Covidien for their portion of the liability. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto, the parties will file the agreed upon order of dismissal with the court, the entry of which will dismiss the litigation with prejudice. We expect that Tyco International will pay the full amount of the settlement to the State and that we and Covidien will concurrently submit payment to Tyco International.

Non-GAAP Financial Measures

        Organic net sales growth, which is included in the discussion below, is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, and divestitures. Organic net sales growth is a useful measure of the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

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

	For the Quarters Ended				For the Six Months Ended
	March 28, 2008		March 30, 2007		March 28, 2008		March 30, 2007
	($ in millions)
Net sales	$3,662	100.0%	$3,204	100.0%	$7,220	100.0%	$6,179	100.0%
Cost of sales	2,692	73.5	2,372	74.0	5,358	74.2	4,560	73.8
Gross income	970	26.5	832	26.0	1,862	25.8	1,619	26.2
Selling, general, and administrative expenses	421	11.5	405	12.6	820	11.4	795	12.9
Litigation settlement	23	0.6	—	—	23	0.3	—	—
Restructuring and other charges, net	25	0.7	8	0.2	46	0.6	17	0.3
Income from operations	501	13.7	419	13.1	973	13.5	807	13.1
Interest income	9	0.2	14	0.4	19	0.3	29	0.5
Interest expense	(49)	(1.3)	(58)	(1.8)	(99)	(1.4)	(118)	(1.9)
Other income	13	0.4	—	—	605	8.4	—	—
Income from continuing operations before income taxes and minority interest	474	12.9	375	11.7	1,498	20.7	718	11.6
Income taxes	(171)	(4.7)	(93)	(2.9)	(326)	(4.5)	(200)	(3.2)
Income from continuing operations	302	8.2	281	8.8	1,170	16.2	516	8.4
Income (loss) from discontinued operations, net of income taxes	(1)	—	(4)	(0.1)	80	1.1	42	0.7
Net income	$301	8.2%	$277	8.6%	$1,250	17.3%	$558	9.0%

        Net Sales.    Net sales increased $458 million, or 14.3%, to $3,662 million in the second quarter of fiscal 2008 from $3,204 million in the second quarter of fiscal 2007. In the first six months of fiscal 2008, net sales increased $1,041 million, or 16.8%, to $7,220, from $6,179 million in the first six months of fiscal 2007. On an organic basis, net sales increased 6.8% in the second quarter of fiscal 2008 and 9.8% in the first six months of fiscal 2008, reflecting growth in all of our business segments with above Company average growth in our Undersea Telecommunications and Wireless Systems segments. Price erosion adversely affected net sales by $51 million in the second quarter of fiscal 2008 and $47 million in the second quarter of fiscal 2007. In both the first six months of fiscal 2008 and the first six months of fiscal 2007, price erosion negatively impacted net sales by $104 million. Foreign currency exchange rates favorably impacted net sales by $238 million, or 7.5%, in the second quarter of fiscal 2008 and $431 million, or 7.0%, in the first six months of fiscal 2008.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Americas(1)	35%	34%	35%	33%
Europe/Middle East/Africa (EMEA)	38	39	37	38
Asia-Pacific	27	27	28	29

Total	100%	100%	100%	100%

  (1)
  The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as well as the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 by geographic region:

	Change in Net Sales for the Quarter Ended March 28, 2008 versus Net Sales for the Quarter Ended March 30, 2007					Change in Net Sales for the Six Months Ended March 28, 2008 versus Net Sales for the Six Months Ended March 30, 2007
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Americas(3)	$160	14.8%	$28	$188	17.3%	$378	18.3%	$95	$473	22.9%
Europe/Middle East/Africa	14	1.1	155	169	13.6	92	3.9	254	346	14.7
Asia-Pacific	46	5.2	55	101	11.5	140	7.9	82	222	12.6

Total	$220	6.8%	$238	$458	14.3%	$610	9.8%	$431	$1,041	16.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Electronic Components	75%	79%	75%	80%
Network Solutions	14	14	14	14
Undersea Telecommunications	8	4	8	3
Wireless Systems	3	3	3	3

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as well as the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 by segment:

	Change in Net Sales for the Quarter Ended March 28, 2008 versus Net Sales for the Quarter Ended March 30, 2007					Change in Net Sales for the Six Months Ended March 28, 2008 versus Net Sales for the Six Months Ended March 30, 2007
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Electronic Components	$28	1.1%	$192	$220	8.7%	$128	2.6%	$342	$470	9.5%
Network Solutions	22	4.9	41	63	13.9	72	8.2	82	154	17.6
Undersea Telecommunications	149	122.0	1	150	123.0	385	194.5	3	388	196.0
Wireless Systems	21	24.3	4	25	28.4	25	14.1	4	29	16.5

Total	$220	6.8%	$238	$458	14.3%	$610	9.8%	$431	$1,041	16.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Cost of Sales and Gross Income.    Gross income increased by $138 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as a result of higher sales volume. Gross income as a percentage of net sales increased by 50 basis points, as higher sales and favorable mix drove improved margins in the Undersea Telecommunications and Wireless Systems segments. In the first six months of fiscal 2008, gross income increased by $243 million over the first six months of fiscal 2007, but decreased as a percentage of net sales by 40 basis points. We were negatively impacted by lower volume growth in certain consumer related end markets in our Electronic Components segment in the first six months of fiscal 2008.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 11.5% in the second quarter of fiscal 2008 as compared to 12.6% in the second quarter of fiscal 2007. In the first six months of fiscal 2008, selling, general, and administrative expenses as a percentage of net sales decreased to 11.4% from 12.9% in the first six months in fiscal 2007. In the second quarter and first six months of fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding this gain, selling, general, and administrative expenses were lower as a percentage of sales in both the second quarter and the first six months of fiscal 2008 due to sales volume leverage of our overhead structure. In 2007, selling, general, and administrative expenses included allocated overhead expenses from Tyco International of $57 million and $107 million during the second quarter and first six months, respectively. We also incurred costs of $14 million and $16 million in the second quarter and first six months of fiscal 2007, respectively, related to building separate company functions. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date.

        Litigation Settlement.    In the second quarter of fiscal 2008, in connection with Tyco International's settlement of securities litigation with the State of New Jersey for $73 million, we recorded a charge of $23 million, for which no tax benefit was available. This charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. See "Part II. Item 1. Legal Proceedings" and Note 12 to the Consolidated and Combined Financial Statements for further information regarding the settlement of the securities litigation with the State of New Jersey.

        Restructuring and Other Charges, Net.    Restructuring and other charges, net were $25 million in the second quarter of fiscal 2008 compared to $8 million in the second quarter of fiscal 2007. In the first six months of fiscal 2008, restructuring and other charges, net were $46 million as compared to $17 million in the first six months of fiscal 2007. Total charges, including amounts reflected in cost of sales, were $26 million and $47 million in the second quarter and first six months of fiscal 2008. Increases resulted from the continuation of actions initiated in fiscal 2007 and new actions initiated in fiscal 2008 related to the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. See Note 3 to the Condensed Consolidated and Combined Financial Statements for further information regarding restructuring and other charges, net.

        Income from Operations.    Income from operations was $501 million, or 13.7% of net sales, in the second quarter of fiscal 2008 compared to $419 million, or 13.1% of net sales, in the second quarter of fiscal 2007. In the first six months of fiscal 2008, income from operations was $973 million, or 13.5% of net sales, as compared to $807 million, or 13.1% of net sales, in the first six months of fiscal 2007. Higher sales levels drove the increases in income from operations. The increase as a percentage of net sales resulted from increased operating margin in our Undersea Telecommunications and Wireless Systems segments as well as the gain on the sale of real estate. Higher raw materials costs, litigation settlement costs, and increased restructuring and other charges negatively impacted income from operations in the quarter and six months ended March 28, 2008.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	($ in millions)
Net sales	$2,760	$2,540	$5,400	$4,930
Income from operations	$419	$351	$771	$678
Operating margin	15.2%	13.8%	14.3%	13.8%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Automotive	41%	40%	41%	39%
Computer	9	10	10	11
Communications	8	7	9	8
Industrial	6	6	6	6
Appliance	5	5	5	5
Aerospace and Defense	4	3	3	3
Consumer Electronics	2	2	2	2
Other	25	27	24	26

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as well as the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 28, 2008 versus Net Sales for the Quarter Ended March 30, 2007					Change in Net Sales for the Six Months Ended March 28, 2008 versus Net Sales for the Six Months Ended March 30, 2007
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Automotive	$20	2.0%	$102	$122	12.1%	$96	5.0%	$180	$276	14.3%
Computer	(15)	(6.1)	9	(6)	(2.4)	(29)	(5.6)	18	(11)	(2.1)
Communications	26	13.7	15	41	21.6	68	17.9	27	95	25.2
Industrial	23	16.1	14	37	26.4	39	14.2	25	64	23.3
Appliance	(7)	(5.2)	9	2	1.5	(12)	(4.6)	16	4	1.6
Aerospace and Defense	10	10.8	5	15	17.2	17	10.4	10	27	16.4
Consumer Electronics	(11)	(20.4)	3	(8)	(15.1)	(13)	(11.6)	6	(7)	(6.5)
Other	(18)	(2.7)	35	17	2.5	(38)	(2.9)	60	22	1.7

Total	$28	1.1%	$192	$220	8.7%	$128	2.6%	$342	$470	9.5%

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

  Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

        In the second quarter of fiscal 2008, Electronic Components' net sales increased $220 million, or 8.7%, to $2,760 million from $2,540 million in the second quarter of fiscal 2007. The strengthening of certain foreign currencies favorably impacted net sales by $192 million, or 7.6%, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Organic net sales growth of 1.1% in the second quarter of fiscal 2008 over the second quarter of fiscal 2007 was attributable to increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strong in the industrial, communications, and aerospace and defense markets. In the industrial market, our organic net sales growth of 16.1% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was attributable to global demand for products in the solar and oil and gas markets. Our organic net sales growth of 13.7% in the communications market in the second quarter of fiscal 2008 over the second quarter of fiscal 2007 primarily resulted from 43.5% growth in our sales of interconnect components to mobile phone manufacturers which is a market where we continue to penetrate. Our organic net sales growth of 10.8% in the aerospace and defense market in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was due to continued strong demand in the U.S. commercial aerospace market. In the automotive market, our organic net sales growth of 2.0% in the second quarter of fiscal 2008 over the second quarter of fiscal 2007 was due to growth in the Asia-Pacific region of 10.1% and the EMEA region of 3.3% partially offset by a 16.7% decline in the North America region that was driven by continued reductions in production by automotive manufacturers. Our organic net sales decline of 6.1% in the computer market in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately

$11 million, and to be more selective in the new projects in which we participate. Finally, in the consumer electronics market, our organic net sales declined 20.4% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due to weakening consumer demand and our increased level of selectivity in the new projects that we are pursuing in this market.

        Electronic Components' operating income increased $68 million, or 19.4%, to $419 million in the second quarter of fiscal 2008 from $351 million in the second quarter of fiscal 2007. As previously discussed, we recorded a $36 million gain on the sale of real estate in our Electronic Components segment in the second quarter of fiscal 2008. Additional benefits from higher sales were partially offset by higher raw material costs coupled with the low volume growth. Restructuring costs in the second quarter of fiscal 2008 increased $7 million over the second quarter of fiscal 2007. Also, segment results included $11 million of costs in the second quarter of fiscal 2007 that related to our Separation from Tyco International.

  Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

        Electronic Components' net sales increased $470 million, or 9.5%, to $5,400 million in the first six months of fiscal 2008 from $4,930 million in the first six months of fiscal 2007. Organic net sales growth of 2.6% in the first six months of fiscal 2008 over the first six months of fiscal 2007 resulted from increases in volume partially offset by price erosion. The strengthening of certain foreign currencies favorably impacted net sales by $342 million, or 6.9%, in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.

        In the first six months of fiscal 2008, Electronic Components' organic net sales growth by industry end market was strong in the communications, industrial, and aerospace and defense markets. Our organic net sales growth of 17.9% in the communications market in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 primarily resulted from 53.9% growth in our sales of interconnect components to mobile phone manufacturers. In the industrial market, our organic net sales growth of 14.2% in the first six months of fiscal 2008 over the first six months of fiscal 2007 was due to global demand for products in the solar and oil and gas markets. Our organic net sales growth of 10.4% in the aerospace and defense market in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was attributable to continued strong demand in the U.S. commercial aerospace market. In the automotive market, our organic net sales growth of 5.0% in the first six months of fiscal 2008 over the first six months of fiscal 2007 resulted from growth in the Asia-Pacific region of 12.0% and the EMEA region of 6.0% partially offset by a 12.3% decline in the North America region that was driven by reduced production by automotive manufacturers. In the computer market, our organic net sales decline of 5.6% in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately $41 million, and to be more selective in the new projects in which we participate. Our organic net sales declined 11.6% in the consumer electronics market in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 due to weakening consumer demand and our increased level of selectivity in the new projects that we are pursuing in this market.

        Electronic Components' operating income increased $93 million, or 13.7%, to $771 million in the first six months of fiscal 2008 from $678 million in the first six months of fiscal 2007. Segment results benefited from the $36 million gain on the sale of real estate in the second quarter of fiscal 2008. Higher sales were partially offset by lower productivity in our U.S. automotive operations during the first quarter of fiscal 2008 and by higher raw material costs and low volume growth during the second quarter of fiscal 2008 as well as increased restructuring costs of $14 million in the first six months of fiscal 2008 over the first six months of fiscal 2007. In addition, Electronic Components incurred $13 million of costs in the first six months of fiscal 2007 that related to our Separation from Tyco International.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	($ in millions)
Net sales	$517	$454	$1,029	$875
Income from operations	$53	$59	$122	$113
Operating margin	10.3%	13.0%	11.9%	12.9%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Energy	45%	44%	45%	45%
Communication Service Provider	27	29	28	28
Building Networks	25	24	24	24
Other	3	3	3	3

Total	100%	100%	100%	100%

  (1)
  Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 as well as the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 28, 2008 versus Net Sales for the Quarter Ended March 30, 2007					Change in Net Sales for the Six Months Ended March 28, 2008 versus Net Sales for the Six Months Ended March 30, 2007
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$10	5.1%	$21	$31	15.4%	$25	6.7%	$42	$67	17.1%
Communication Service Provider	(1)	(0.8)	9	8	6.1	23	9.5	18	41	16.6
Building Networks	15	14.2	10	25	23.6	24	12.3	22	46	22.3
Other	(2)	(12.9)	1	(1)	(6.7)	—	(10.0)	—	—	—

Total	$22	4.9%	$41	$63	13.9%	$72	8.2%	$82	$154	17.6%

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

  Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

        In the second quarter of fiscal 2008, Network Solutions' net sales increased $63 million, or 13.9%, to $517 million from $454 million in the second quarter of fiscal 2007. Approximately $41 million, or 9.0%, of the increase was due to the strengthening of certain foreign currencies in the second quarter of fiscal 2008 over the second quarter of fiscal 2007. Organic net sales growth was $22 million, or 4.9%, for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

        On an organic basis, Network Solutions' net sales growth was strongest in the building networks industry end market in the second quarter of fiscal 2008 over the second quarter of fiscal 2007. In the building networks market, our organic net sales growth of 14.2% was attributable to strong demand for faster and more secure networks, particularly in non-U.S. markets, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Our organic net sales growth of 5.1% in the energy market in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 resulted from solid growth in both EMEA and Asia. In EMEA, growth was due to the upgrade/replacement of aging grids and the demand for alternative energy sources, while in Asia it was driven by the build-out of energy infrastructure in developing nations. In the communication service provider market, our organic net sales declined 0.8% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, with growth in North America of 14.7% offset by a decline in EMEA of 19.1%. The decline in EMEA was primarily due to delays in capital spending by several large carriers.

        Network Solutions' operating income decreased $6 million, or 10.2%, to $53 million in the second quarter of fiscal 2008 from $59 million in the second quarter of fiscal 2007. In the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, benefits from higher sales and favorable foreign currency effects were more than offset by increased restructuring costs of $9 million as well as a lower margin product mix and lower productivity levels in our communications service provider business in Europe driven by the sales decrease. Also, segment results included $2 million of costs in the second quarter of fiscal 2007 that related to our Separation from Tyco International.

  Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

        Network Solutions' net sales increased $154 million, or 17.6%, to $1,029 million in the first six months of fiscal 2008 from $875 million in the first six months of fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $82 million, or 9.4%, in the first six months of fiscal 2008 over the first six months of fiscal 2007. In the first six months of fiscal 2008, organic net sales growth was $72 million, or 8.2%, as compared to the first six months of fiscal 2007.

        In the first six months of fiscal 2008, Network Solutions' organic net sales growth was strong across the building networks, communication service provider, and energy industry end markets. Our organic net sales growth of 12.3% in the building networks market in the first six months of fiscal 2008 over the first six months of fiscal 2007 resulted from strong demand for faster and more secure networks, particularly in non-U.S. markets. In the communication service provider market, our organic net sales growth of 9.5% in the first six months of fiscal 2008 over the first six months of fiscal 2007 reflects increased spending levels at certain U.S. carriers. In the energy market, our organic net sales growth of 6.7% in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was attributable to solid growth in both EMEA and Asia. In EMEA, growth resulted from the upgrade/replacement of aging grids and the demand for alternate energy sources, and in Asia, growth was due to the build-out of energy infrastructure in developing nations.

        Network Solutions' operating income increased $9 million, or 8.0%, to $122 million in the first six months of fiscal 2008 from $113 million in the first six months of fiscal 2007. The operating income increase resulted from increases in volume partially offset by increased restructuring costs of $14 million in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 and $2 million of costs in the first six months of fiscal 2007 that related to our Separation from Tyco International.

  Undersea Telecommunications

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	($ in millions)
Net sales	$272	$122	$586	$198
Income from operations	$39	$4	$82	$3
Operating margin	14.3%	3.3%	14.0%	1.5%

  Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

        Undersea Telecommunications' net sales increased $150 million, or 123.0%, to $272 million in the second quarter of fiscal 2008 from $122 million in the second quarter of fiscal 2007. Undersea Telecommunications' organic net sales growth of $149 million, or 122.0%, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 resulted from our execution of several construction projects, including large projects within Asia, Africa, and North America. The impact of foreign currency exchange rates was minimal in the second quarter of fiscal 2008.

        Activity in this market remains robust, especially in Asia and emerging markets where broadband requirements continue to increase. As construction of a transoceanic system linking the U.S. and China nears completion, we expect Undersea Telecommunications' revenue to decrease in the second half of fiscal 2008 as compared to the first half of the fiscal year. Additionally, we do not expect year-over-year growth rates for the remainder of fiscal 2008 to be as strong as the first two quarters, as sales levels in the third and fourth quarters of fiscal 2007 also benefited from the increase of activity.

        Undersea Telecommunications' operating income increased $35 million to $39 million in the second quarter of fiscal 2008 from $4 million in the second quarter of fiscal 2007 reflecting increased volumes with improved operating leverage and favorable project mix. Also, restructuring costs increased $2 million in the second quarter of fiscal 2008 over the second quarter of fiscal 2007.

  Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

        In the first six months of fiscal 2008, Undersea Telecommunications' net sales increased $388 million, or 196.0%, to $586 million from $198 million in the first six months of fiscal 2007. Undersea Telecommunications' organic net sales growth of $385 million, or 194.5%, in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was attributable to our execution of the construction of a transoceanic system that connects the U.S. and China, as well as several other projects, including large projects in Asia, Africa, and North America. In the first six months of fiscal 2008, the impact of foreign currency exchange rates was minimal.

        In the first six months of fiscal 2008, Undersea Telecommunications' operating income increased $79 million to $82 million from $3 million in the first six months of fiscal 2007 as a result of increased volumes and improved operating leverage. Also, in the first six months of fiscal 2008, restructuring costs increased $2 million compared to the first six months of fiscal 2007.

  Wireless Systems

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	($ in millions)
Net sales	$113	$88	$205	$176
Income from operations	$13	$5	$21	$13
Operating margin	11.5%	5.7%	10.2%	7.4%

  Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

        Wireless Systems' net sales increased $25 million, or 28.4%, to $113 million in the second quarter of fiscal 2008 from $88 million in the second quarter of fiscal 2007. Organic net sales growth of $21 million, or 24.3%, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 resulted primarily from higher radio sales related to federally mandated re-banding efforts. The strengthening of certain foreign currencies favorably affected net sales by $4 million, or 4.1%, in the second quarter of fiscal 2008 over the second quarter of fiscal 2007.

        Wireless Systems' operating income increased $8 million to $13 million in the second quarter of fiscal 2008 from $5 million in the second quarter of fiscal 2007. The increase was primarily due to higher sales volumes and favorable sales mix in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Segment results for the second quarter of fiscal 2007 included $1 million of costs related to our Separation from Tyco International.

  Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

        In the first six months of fiscal 2008, Wireless Systems' net sales increased $29 million, or 16.5%, to $205 million from $176 million in the first six months of fiscal 2007. Approximately $4 million of the increase was due to the strengthening of certain foreign currencies in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. Organic net sales growth of $25 million, or 14.1%, in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was attributable to higher radio sales related to federally mandated re-banding efforts.

        In the first six months of fiscal 2008, Wireless Systems' operating income increased $8 million to $21 million from $13 million in the first six months of fiscal 2007. The increase was the result of higher sales volumes and favorable sales mix in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. Also, segment results included $1 million of costs in the first six months of fiscal 2007 that related to our Separation from Tyco International.

Non-Operating Items

  Interest Expense, Net

        Interest expense, net was $40 million in the second quarter of fiscal 2008 as compared to $44 million in the second quarter of fiscal 2007. In the first six months of fiscal 2008, interest expense, net was $80 million as compared to $89 million in the first six months of fiscal 2007. The decrease was driven by lower average debt levels.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During the second quarter and first six months of fiscal 2007, we were allocated net interest expense of $48 million and $95 million, respectively, which included the impact of Tyco International's interest rate swaps. Management believes the net interest expense allocation basis was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods.

  Other Income

        In the quarter and six months ended March 28, 2008, we recorded other income of $13 million and $605 million, respectively, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the first quarter of fiscal 2008, $572 million of the amount recorded in other income related to certain incremental tax liabilities recorded upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See Note 2 to the Condensed Consolidated and Combined Financial Statements for additional information regarding the adoption of FIN 48. For further information regarding the Tax Sharing Agreement, see Note 12 to the Condensed Consolidated and Combined Financial Statements.

  Income Taxes

        Our effective income tax rate was 36.1% and 24.8% for the quarters ended March 28, 2008 and March 30, 2007, respectively. The change in the effective tax rate is primarily the result of tax benefits recognized in the second quarter of 2007 associated with the receipt of a non-U.S. tax ruling and increased accruals in the second quarter of 2008 of interest and taxes related to uncertain tax positions. In addition, the change in the effective tax rate is due to the second quarter 2008 pre-tax charge for the State of New Jersey securities litigation settlement, for which no tax benefit was recorded, as well as taxes recorded in the second quarter of 2008 in connection with a gain realized on the sale of real estate in our Electronic Components segment.

        Our effective income tax rate was 21.8% and 27.9% for the six months ended March 28, 2008 and March 30, 2007, respectively. The effective tax rate for the six months ended March 28, 2008 includes the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided. The change in the effective tax rate is also due to increased accruals in fiscal 2008 of interest and taxes related to uncertain tax positions, tax benefits recognized in the second quarter of 2007 associated with the receipt of a non-U.S. tax ruling, and the fiscal 2008 pre-tax charge for the State of New Jersey securities litigation settlement for which no tax benefit was recorded.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $1 million and $4 million in the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively. Income from discontinued operations was $80 million and $42 million in the first six months of fiscal 2008 and first six months of fiscal 2007, respectively. During the first quarter of 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment. In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale. See Note 4 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
	(in millions)
Income from operations	$501	$419	$973	$807
Class action settlement	(936)	—	(936)	—
Depreciation and amortization	137	128	271	251
Deferred income taxes	85	36	127	57
Provisions for losses on accounts receivable and inventory	7	17	15	49
Other, net	(32)	(3)	23	(4)
Changes in assets and liabilities, net	(8)	(96)	(137)	(295)
Interest income	9	14	19	29
Interest expense	(49)	(58)	(99)	(118)
Income tax expense	(171)	(93)	(326)	(200)

Net cash (used in) provided by continuing operating activities	$(457)	$364	$(70)	$576

Other cash flow items:
Capital expenditures	$(157)	$(150)	$(283)	$(597)
Divestiture of businesses	—	—	102	227

  Quarter Ended March 28, 2008 Compared to Quarter Ended March 30, 2007

        Net cash from continuing operating activities decreased $821 million to $457 million of net cash used in continuing operating activities in the second quarter of fiscal 2008 from $364 million of net cash provided by continuing operating activities in the second quarter of fiscal 2007. The use of cash in the second quarter of fiscal 2008 was driven by the class action settlement of $936 million. As discussed above, the finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during the second quarter of fiscal 2008. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $7 million in the second quarter of fiscal 2008 to $157 million as compared to $150 million in the second quarter of fiscal 2007. We expect long-term capital investment levels of approximately 4% to 5% of net sales.

        The amount of income taxes paid, net of refunds, during the second quarter of fiscal 2008 and 2007 was $118 million and $61 million, respectively.

  Six Months Ended March 28, 2008 Compared to Six Months Ended March 30, 2007

        Net cash from continuing operating activities decreased $646 million to $70 million of net cash used in continuing operating activities in the first six months of fiscal 2008 from $576 million of net cash provided by continuing operating activities in the first six months of fiscal 2007. The decrease was primarily driven by the class action settlement of $936 million in the first six months of fiscal 2008 partially offset by improved income levels in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.

        Capital spending decreased $314 million in the first six months of fiscal 2008 to $283 million as compared to $597 million in the first six months of fiscal 2007. During the first six months of fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

        In the first quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business. In the first quarter of fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2008 and 2007 was $199 million and $136 million, respectively.

Capitalization

        Total debt at March 28, 2008 and September 28, 2007 was $3,195 million and $3,378 million, respectively. See Note 8 to the Condensed Consolidated and Combined Financial Statements for further information regarding debt.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of Tyco Electronics Ltd., of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, we and TEGSA entered into an exchange and registration rights agreement with the initial purchasers under which we and TEGSA agreed, for the benefit of the holders of the senior notes, to file with the Securities and Exchange Commission ("SEC") an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008. If certain additional registration requirements are not met by the required time or registration is withdrawn or is subject to an effective stop order, there may be a registration default, requiring payment by us of liquidated damages in the form of special interest at a rate of 0.25% per annum for the first 90 days of such registration default, and at a rate of 0.50% thereafter, until such registration default is cured. As of March 28, 2008, we have determined that the likelihood of a registration default is remote and have not accrued any special interest.

        As of September 28, 2007, TEGSA had $700 million of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. As of March 28, 2008, there were no balances outstanding under the five-year unsecured senior revolving credit facility. Also, as of March 28, 2008 and September 28, 2007, TEGSA had $400 million and $550 million, respectively, of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 3.09% and 5.47%, respectively. Subsequent to March 28, 2008, we paid off all balances and cancelled all commitments under the unsecured senior bridge loan facility using borrowings under the five-year unsecured senior revolving credit facility.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933, as part of our ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of March 28, 2008, TEGSA had $657 million of commercial paper outstanding at an average interest rate of 3.26%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, unsecured senior bridge loan facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Our debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to our operations. As of March 28, 2008, we were in compliance with all of our debt covenants.

        In March 2008, our board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on May 6, 2008. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant.

        In September 2007, our board of directors authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares. In March 2008, our board of directors authorized an increase in the share repurchase program from $750 million to $1.25 billion. In the first six months of fiscal 2008, we repurchased approximately 17 million common shares for $607 million under this program, of which $592 million was paid as of March 28, 2008.

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and our ability to access the capital markets, money markets, or other sources of financing, as well as the capacity and terms of our financing arrangements which are discussed above. We believe that these sources of potential funding are sufficient to meet our anticipated capital needs.

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a 20-year contract that requires us to build the network and lease it to the State. As we build the network over the next two years, we will need to invest approximately $500 to $550 million. As of March 28, 2008, we have invested $44 million, primarily consisting of inventory. We expect that in fiscal 2008 we will invest approximately $50 to $75 million which will be funded by cash generated from operations.

Backlog

        At March 28, 2008, we had a backlog of unfilled orders of $3,655 million compared to a backlog of $2,760 million at September 28, 2007. Backlog by reportable segment was as follows:

	March 28, 2008	September 28, 2007
	(in millions)
Electronic Components	$1,918	$1,663
Network Solutions	357	277
Undersea Telecommunications	1,072	560
Wireless Systems	308	260

Total	$3,655	$2,760

Commitments and Contingencies

        At March 28, 2008, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Condensed Consolidated Financial Statements as the amount of this contingency currently is not estimable.

Income Tax Matters

        Our income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We and Tyco International are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to Tyco Electronics entities, have been recorded in our Condensed Consolidated and Combined Financial Statements. In addition, we may be required to pay additional taxes for contingencies not related to our businesses as a result of the tax liability sharing arrangements with Tyco International and Covidien entered into upon Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In the second quarter of fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. We recorded the tax impacts of these adjustments in the second quarter of fiscal 2008 which resulted in an $85 million net decrease in income tax liabilities, a $17 million net decrease in deferred tax assets, a $47 million decrease in the receivable from Tyco International and Covidien recorded in connection with our Tax Sharing Agreement, and a $21 million net increase in contributed surplus. As our tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our legal entities for the periods prior to the Separation.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $98 million were recorded on the Condensed Consolidated Balance Sheet at March 28, 2008. See Notes 9 and 12 to the Condensed Consolidated and Combined Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. As discussed below and in Note 2 to the Condensed Consolidated and Combined Financial Statements, at the beginning of the quarter ended December 28, 2007, we adopted FIN 48. During the six months ended March 28, 2008, there were no other significant changes to our critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 142-3 will have on our results of operations, financial position, or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. SFAS No. 161 is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that SFAS No. 161 will have on our Consolidated and Combined Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market rate risk during the first six months of fiscal 2008, except foreign currency exposures discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forwards and swaps. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the March 28, 2008 market rates would decrease the unrealized value of our forward contracts by $21 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of our forward contracts by $26 million. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts by $59 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $72 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934 (the "Exchange Act")) as of March 28, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of March 28, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 28, 2008.

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

  •
  reinforcing requirements for tax jurisdiction specific information with internal information providers; and

  •
  further integrating tax processes with our information systems.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings that have occurred during the quarter ended March 28, 2008. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 and to "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007.

Tyco International Securities Class Actions

        As previously reported in our periodic filings, prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to assumed contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien. Tyco International stipulated, pursuant to a court order, that each party to the Separation and Distribution Agreement will be primarily liable for a portion of the obligations arising from such litigation. The stipulation also provides that if any party defaults on its obligations, the other parties will be jointly and severally liable for those obligations.

        Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pretrial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest."

Class Action Settlement

        On December 19, 2007, the United States District Court for the District of New Hampshire entered a final order approving the settlement of 32 purported securities class action lawsuits. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The settlement did not resolve the following securities cases, which remain outstanding and are discussed under "Securities Proceedings Not Covered by the Settlement" in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007 and updated below as applicable under "Certain Other Securities Proceedings Not Covered by the Settlement": New Jersey v. Tyco International Ltd., et al., Hess v. Tyco International Ltd., et al., Stumpf v. Tyco International Ltd., et al., Ballard v. Tyco International Ltd., et al., Sciallo v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., Hall v. Kozlowski, et al., and Davis v. Kozlowski, et al. The settlement also does not resolve claims arising under ERISA which are not common to all class members, including any claims asserted in Overby, et al. v. Tyco International Ltd. In addition, individuals and entities totaling approximately 4% of the shares owned by the class members have opted out of the settlement.

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

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and us. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In connection with the class action settlement, in the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. Under the Separation and Distribution Agreement, at September 28, 2007, we reflected $928 million for our portion of the escrow, a $2,992 million liability, and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability on our Condensed Consolidated Balance Sheet. Tyco International and Covidien also have funded their portion of the settlement liability.

        Since all legal contingencies that could have affected the settlement were exhausted on February 21, 2008, the administration and distribution of the settlement funds in escrow are now managed by the counsel of the certified class and we, Tyco International, and Covidien are not subject to any further liability related to the class action settlement. The finalization of the settlement in February 2008 resulted in the extinguishment of our class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Condensed Consolidated Balance Sheet in the second quarter of fiscal 2008.

        If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

Certain Other Securities Proceedings Not Covered by the Settlement

        On April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This is one of the lawsuits not covered by the securities class action settlement discussed above.

        The agreement with the State of New Jersey provides for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein. In the second quarter of fiscal 2008, we recorded a charge of $23 million, for which no tax benefit was available. This charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. At March 28, 2008, our Condensed Consolidated Balance Sheet reflected a $73 million liability in accrued and other current liabilities and a $50 million receivable in prepaid expenses and other current assets from Tyco International and Covidien for their portion of the liability. Payment of the settlement amount is to be made on or before June 2, 2008. Upon the full execution of the definitive agreement by each of the other defendants party thereto, the parties will file the agreed upon order of dismissal with the court, the entry of which will dismiss the litigation with prejudice. We expect that Tyco International will pay the full amount of the settlement to the State and that we and Covidien will concurrently submit payment to Tyco International.

        As previously reported in our periodic filings, on October 16, 2007, Tyco International filed a cross-motion to dismiss Davis v. Kozlowski, et al., a class action originally filed on December 9, 2003 on behalf of holders of Tyco International common shares that asserted claims based on alleged violations of state securities laws. In June 2007, the Judicial Panel on Multidistrict Litigation transferred the case to the United States District Court for the District of New Hampshire, and on February 20, 2008, the court granted Tyco International's motion to dismiss.

Litigation Against Tyco International's Former Senior Management

        This litigation is discussed under "Tyco International Litigation Against Former Senior Management" in "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007 and updated below as applicable.

        Dennis Kozlowski, Tyco International's former Chairman and Chief Executive Officer, was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Kozlowski began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, twenty-two were against Mr. Kozlowski. The jury found Mr. Kozlowski guilty on all charges of grand larceny, conspiracy, and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Kozlowski was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $70 million and restitution, jointly and severally with Mr. Swartz, to Tyco International of $134 million within one year. On September 19, 2005, Mr. Kozlowski filed a notice of appeal from his conviction. On January 2, 2007, by order of the Supreme Court of the State of New York, the New York County District Attorney's office released to

Tyco International, on behalf of Mr. Kozlowski, $98 million in restitution. The payment by Mr. Kozlowski was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Kozlowski's case. A hearing date has not yet been scheduled.

        Mark Swartz, Tyco International's former Chief Financial Officer, was tried on criminal charges in New York County. The first criminal trial resulted in a mistrial declared on April 2, 2004. The retrial of Mr. Swartz began on January 18, 2005 and concluded on June 17, 2005, when the jury returned verdicts. Of the thirty-one counts submitted to it, twenty-three were against Mr. Swartz. The jury found Mr. Swartz guilty on all charges of grand larceny, conspiracy, and securities fraud, and all but one count of falsification of business records. On September 19, 2005, Mr. Swartz was sentenced to a term of imprisonment of eight and one-third years to twenty-five years, and ordered to pay an individual fine of $35 million and restitution, jointly and severally with Mr. Kozlowski, to Tyco International of $134 million within one year, and Mr. Swartz was ordered individually to pay damages to Tyco International in the amount of $1 million. On September 19, 2005, Mr. Swartz filed a notice of appeal from his conviction. On October 27, 2006, Mr. Swartz paid restitution to Tyco International in the amount of $38 million. The payment by Mr. Swartz was made pending the outcome of his appeal, which was denied on November 15, 2007. However, on February 29, 2008, the New York State Court of Appeals agreed to review Mr. Swartz's case. A hearing date has not yet been scheduled.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we may be required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the Separation. During the fiscal quarter ended March 28, 2008, we issued 23,759 unregistered common shares upon the conversion of Tyco International convertible notes.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended March 28, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2007—January 25, 2008	3,404,311	$33.79	3,354,700	$378,130,970
January 26—February 29, 2008	4,087,099	34.34	4,086,962	237,779,294
March 1—March 28, 2008	2,909,655	32.58	2,896,487	643,420,716

Total	10,401,065	$33.67	10,338,149	$643,420,716

(1)
This column includes the following transactions which occurred during the fiscal quarter ended March 28, 2008:

(i)
the acquisition of 62,916 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans; and

(ii)
the purchase of 10,338,149 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
On March 13, 2008, we announced that our board of directors had approved and authorized an increase of the share repurchase program by $500 million. The share repurchase program authorizes the company to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2008 Annual General Meeting of Shareholders (the "Meeting") of Tyco Electronics Ltd. was held on March 10, 2008 to elect eleven nominees for director to one-year terms and to appoint the company's independent registered public accounting firm ("Independent Auditor") for the ensuing year and authorize the audit committee of the board of directors to set the Independent Auditor's remuneration.

        Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act, and there was no solicitation in opposition to Tyco Electronics Ltd.'s solicitation.

        A total of 429,910,395 common shares (87.56% of 491,006,431 common shares outstanding as of January 8, 2008, the record date for the Meeting) were present in person or by proxy, constituted a quorum for the transaction of business and were voted at the Meeting. The two proposals submitted at the Meeting were passed as described below. Percentages indicated below reflect the percentage of the total number of common shares voted at the Meeting.

        Proposal 1.    To elect the board of directors of the Company:

        The following is a tabulation of the votes submitted in respect of this proposal. There were zero broker non-votes.

	Number of Votes For	% of Quorum	Number of Votes Withheld
Pierre R. Brondeau	396,115,322	92.14%	33,795,073
Ram Charan	396,081,065	92.13	33,829,330
Juergen W. Gromer	424,587,298	98.76	5,323,097
Robert M. Hernandez	425,196,478	98.90	4,713,917
Thomas J. Lynch	425,387,777	98.95	4,522,618
Daniel J. Phelan	425,363,154	98.94	4,547,241
Frederic M. Poses	323,838,678	75.33	106,071,717
Lawrence S. Smith	425,414,606	98.95	4,495,789
Paula A. Sneed	425,395,900	98.95	4,514,495
David P. Steiner	425,388,376	98.95	4,522,019
Sandra S. Wijnberg	425,301,724	98.93	4,608,671

        Proposal 2.    To appoint Deloitte & Touche LLP as the Independent Auditor and to authorize the audit committee to set the Independent Auditor's remuneration:

        A total of 425,305,194 shares (98.93%) were voted for and 650,469 shares (0.15%) were voted against this proposal. There were 3,954,732 abstentions and zero broker non-votes.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.

By:	/s/ TERRENCE R. CURTIN
Terrence R. Curtin
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 5, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
TYCO ELECTRONICS LTD. CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
TYCO ELECTRONICS LTD. NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENT OF OPERATIONS For the Quarter Ended March 28, 2008
CONSOLIDATING STATEMENT OF OPERATIONS For the Six Months Ended March 28, 2008
CONSOLIDATING STATEMENT OF OPERATIONS For the Quarter Ended March 30, 2007
CONSOLIDATING STATEMENT OF OPERATIONS For the Six Months Ended March 30, 2007
CONSOLIDATING BALANCE SHEET As of March 28, 2008
CONSOLIDATING BALANCE SHEET As of September 28, 2007
CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 28, 2008
CONSOLIDATING STATEMENT OF CASH FLOWS For the Six Months Ended March 30, 2007
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
PART II. OTHER INFORMATION
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SIGNATURES