Form 10-Q
period 2008-06-27
Tyco Electronics Ltd.
filed 2008-08-01
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of common shares outstanding as of July 29, 2008 was 472,311,069.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions, except per share data)
Net sales	$3,908	$3,292	$11,128	$9,471
Cost of sales	2,911	2,455	8,269	7,015

Gross income	997	837	2,859	2,456
Selling, general, and administrative expenses	437	403	1,257	1,198
Litigation settlement, net	7	891	30	891
Separation costs	—	25	—	25
Restructuring and other charges, net	16	25	62	42

Income (loss) from operations	537	(507)	1,510	300
Interest income	6	11	25	40
Interest expense	(43)	(57)	(142)	(175)
Other income (expense)	1	(232)	606	(232)

Income (loss) from continuing operations before income taxes and minority interest	501	(785)	1,999	(67)
Income taxes	(182)	(147)	(508)	(347)
Minority interest	(2)	(1)	(4)	(3)

Income (loss) from continuing operations	317	(933)	1,487	(417)
Income (loss) from discontinued operations, net of income taxes	13	(435)	93	(393)

Net income (loss)	$330	$(1,368)	$1,580	$(810)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.66	$(1.88)	$3.05	$(0.84)
Income (loss) from discontinued operations	0.03	(0.87)	0.19	(0.79)

Net income (loss)	$0.69	$(2.75)	$3.24	$(1.63)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.66	$(1.88)	$3.03	$(0.84)
Income (loss) from discontinued operations	0.02	(0.87)	0.19	(0.79)

Net income (loss)	$0.68	$(2.75)	$3.22	$(1.63)

Weighted-average number of shares outstanding:
Basic	478	497	487	497
Diluted	482	497	490	497

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27, 2008	September 28, 2007
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$730	$942
Accounts receivable, net of allowance for doubtful accounts of $49 and $57, respectively	2,872	2,594
Inventories	2,427	2,049
Class action settlement escrow	—	928
Class action settlement receivable	—	2,064
Prepaid expenses and other current assets	563	589
Deferred income taxes	238	325
Assets held for sale	307	505

Total current assets	7,137	9,996
Property, plant, and equipment, net	3,642	3,412
Goodwill	7,206	7,177
Intangible assets, net	513	526
Deferred income taxes	1,985	1,397
Receivable from Tyco International Ltd. and Covidien Ltd.	1,269	844
Other assets	362	336

Total Assets	$22,114	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$21	$5
Accounts payable	1,573	1,343
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,445	1,417
Deferred revenue	294	181
Liabilities held for sale	86	266

Total current liabilities	3,419	6,204
Long-term debt	3,171	3,373
Long-term pension and postretirement liabilities	648	607
Deferred income taxes	271	271
Income taxes	2,337	1,242
Other liabilities	667	599

Total Liabilities	10,513	12,296

Commitments and contingencies (Note 13)
Minority interest	10	15
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 shares authorized; 500,076,677 and 497,467,930 issued, respectively	100	99
Capital in excess:
Share premium	61	13
Contributed surplus	10,077	10,029
Accumulated earnings	928	186
Treasury shares, at cost, 24,697,757 and 44,454 shares, respectively	(870)	(2)
Accumulated other comprehensive income	1,295	1,052

Total Shareholders' Equity	11,591	11,377

Total Liabilities and Shareholders' Equity	$22,114	$23,688

See Notes to Condensed Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 27, 2008	June 29, 2007
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$1,580	$(810)
(Income) loss from discontinued operations, net of income taxes	(93)	393

Income (loss) from continuing operations	1,487	(417)
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	28	4
Class action settlement	(936)	891
Depreciation and amortization	414	381
Deferred income taxes	203	121
Provision for losses on accounts receivable and inventory	27	67
Tax sharing income	(606)	—
Loss on retirement of debt	—	232
Other	12	16
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(160)	(84)
Inventories	(307)	(202)
Accounts payable	77	41
Accrued and other liabilities	(40)	(26)
Income taxes	—	(163)
Deferred revenue	115	58
Long-term pension and postretirement liabilities	12	3
Other	48	(48)

Net cash provided by continuing operating activities	374	874
Net cash (used in) provided by discontinued operating activities	(23)	8

Net cash provided by operating activities	351	882

Cash Flows From Investing Activities:
Capital expenditures	(450)	(732)
Proceeds from sale of property, plant, and equipment	37	32
Class action settlement escrow	936	(921)
Proceeds from divestiture of discontinued operations, net of cash retained by businesses sold	102	227
Other	(21)	11

Net cash provided by (used in) continuing investing activities	604	(1,383)
Net cash used in discontinued investing activities	(5)	(14)

Net cash provided by (used in) investing activities	599	(1,397)

Cash Flows From Financing Activities:
Change in short-term debt	(3)	2
Net increase in commercial paper	651	—
Repayment of long-term debt	(1,351)	(74)
Proceeds from long-term debt	500	3,631
Allocated debt activity	—	(3,743)
Net transactions with former parent	—	1,139
Repurchase of common shares	(832)	—
Payment of common dividends	(205)	—
Proceeds from exercise of share options	51	—
Transfers to discontinued operations	(11)	(181)
Other	(9)	(5)

Net cash (used in) provided by continuing financing activities	(1,209)	769
Net cash provided by discontinued financing activities	12	11

Net cash (used in) provided by financing activities	(1,197)	780

Effect of currency translation on cash	19	22
Net (decrease) increase in cash and cash equivalents	(228)	287
Less: net decrease (increase) in cash and cash equivalents related to discontinued operations	16	(5)
Cash and cash equivalents at beginning of period	942	472

Cash and cash equivalents at end of period	$730	$754

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

        The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as retrospectively adjusted to reflect the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses as discontinued operations in the Company's Current Report on Form 8-K filed June 27, 2008.

        The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation (Continued)

in the accompanying Condensed Consolidated and Combined Financial Statements. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation were allocated by Tyco International to the Company. During the quarter and nine months ended June 29, 2007, the Company was allocated $45 million and $152 million, respectively, of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. In the third quarter of fiscal 2007, the Company was also allocated a net charge from Tyco International of $891 million related to the class action settlement. (See Note 13 for further discussion.) In addition, during the quarter and nine months ended June 29, 2007, Tyco International allocated to the Company interest expense of $39 million and $150 million, respectively, and interest income of $4 million and $20 million, respectively. Tyco International also allocated to the Company loss on retirement of debt in the amount of $232 million for both the quarter and the nine months ended June 29, 2007, which is included in other income (expense) in the Condensed Consolidated and Combined Statement of Operations. (See Note 9 for additional information regarding allocated net interest expense and loss on retirement of debt.) Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented.

        Unless otherwise indicated, references in the Condensed Consolidated and Combined Financial Statements to fiscal 2008 and fiscal 2007 are to the Company's fiscal years ending September 26, 2008 and September 28, 2007, respectively.

  Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Recent Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. FSP No. EITF 03-6-1 is effective for the Company in the first quarter of fiscal 2010. The Company does not expect that adoption of FSP No. EITF 03-6-1 will have a material impact on its Consolidated and Combined Financial Statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Recent Accounting Pronouncements (Continued)

Accepted Accounting Principles," which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its Consolidated and Combined Financial Statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its results of operations, financial position, or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The Company plans to adopt SFAS No. 161 in the fourth quarter of fiscal 2008. The Company is currently assessing the impact that SFAS No. 161 will have on its Consolidated and Combined Financial Statements.

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. See Note 14 for additional information regarding income taxes and the adoption of FIN 48.

3.    Separation Costs

        In connection with the Separation, the Company incurred costs of $25 million in the third quarter of fiscal 2007, primarily related to employee costs, including $11 million of non-cash compensation expenses related to the conversion of share option awards.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net

        Charges to operations by segment during the quarters and nine months ended June 27, 2008 and June 29, 2007 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Electronic Components	$11	$18	$41	$34
Network Solutions	4	4	18	4
Undersea Telecommunications	1	2	3	3
Wireless Systems	—	1	1	1

	$16	$25	$63	$42

        Amounts recognized in the Condensed Consolidated and Combined Statements of Operations during the quarters and nine months ended June 27, 2008 and June 29, 2007 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Restructuring and other charges, net:
Cash charges	$8	$21	$35	$38
Non-cash charges	8	4	27	4

Total restructuring and other charges, net	16	25	62	42
Cost of sales	—	—	1	—

	$16	$25	$63	$42

Cash Charges

        Activity in the Company's restructuring reserves during the first nine months of fiscal 2008 is summarized as follows:

	Balance at September 28, 2007	Charges	Utilization	Currency Translation	Balance at June 27, 2008
	(in millions)
Fiscal 2008 Actions:
Employee severance	$—	$22	$(4)	$1	$19
Other	—	1	(1)	—	—

Total	—	23	(5)	1	19

Fiscal 2007 Actions:
Employee severance	62	—	(31)	7	38
Facilities exit costs	1	4	(3)	—	2
Other	1	5	(5)	—	1

Total	64	9	(39)	7	41

Pre-Fiscal 2007 Actions:
Facilities exit costs	64	3	(12)	4	59

Total Activity	$128	$35	$(56)	$12	$119

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

  Fiscal 2008 Actions

        The Company initiated restructuring actions during the first nine months of fiscal 2008 primarily relating to the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during the first nine months of fiscal 2008, the Company recorded restructuring charges of $23 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2009 and to incur additional charges of approximately $11 million relating to these initiated actions by completion.

  Fiscal 2007 Actions

        Fiscal 2007 actions included the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. During the first nine months of fiscal 2008 and the first nine months of fiscal 2007, the Company recorded restructuring charges of $9 million and $34 million, respectively, related to these initiatives. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $20 million relating to these actions by completion.

  Pre-Fiscal 2007 Actions

        During the first nine months of fiscal 2008 and the first nine months of fiscal 2007, the Company recorded restructuring charges of $3 million and $4 million, respectively, related to interest accretion on restructuring reserves for activities announced in prior fiscal years.

Non-Cash Charges

        During the first nine months of fiscal 2008 and the first nine months of fiscal 2007, the Company recorded non-cash charges of $28 million and $4 million, respectively, primarily related to fixed assets and intangibles in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	June 27, 2008	September 28, 2007
	(in millions)
Electronic Components	$23	$29
Network Solutions	38	34
Undersea Telecommunications	57	63
Wireless Systems	1	2

Restructuring reserves	$119	$128

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	June 27, 2008	September 28, 2007
	(in millions)
Accrued and other current liabilities	$71	$66
Other liabilities	48	62

Restructuring reserves	$119	$128

5.    Discontinued Operations

        In March 2008, the Company was authorized by its board of directors to pursue the divestiture of its Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. In May 2008, the Company entered into a definitive agreement to sell the Radio Frequency Components and Subsystem business for $425 million in cash. The proceeds are subject to a final working capital adjustment. The Company expects to recognize a pre-tax gain of approximately $200 million on this transaction which is expected to close by the end of calendar year 2008. See Note 21 for additional information regarding the divestiture of the Automotive Radar Sensors business.

        In the third quarter of fiscal 2007, in connection with the approval of the divestiture of the Power Systems business, the Company determined that the book value of the business exceeded its estimated fair value and recorded a $585 million pre-tax, $435 million after-tax, impairment charge in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated and Combined Statement of Operations. In the first quarter of fiscal 2008, the Company completed the sale of its Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        During the first quarter of fiscal 2007, the Company completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Discontinued Operations (Continued)

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes during the quarters and nine months ended June 27, 2008 and June 29, 2007:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Net sales	$129	$230	$477	$743

Pre-tax income (loss) from discontinued operations	$5	$(598)	$1	$(619)
Pre-tax gain on sale of discontinued operations	—	—	56	45
Income tax benefit	8	163	36	181

Income (loss) from discontinued operations, net of income taxes	$13	$(435)	$93	$(393)

        The following table presents balance sheet information for discontinued operations and other businesses and assets held for sale at June 27, 2008 and September 28, 2007:

	June 27, 2008	September 28, 2007
	(in millions)
Accounts receivable, net	$87	$188
Inventories	104	193
Intangible assets, net	28	29
Property, plant, and equipment, net	88	94
Other assets	—	1

Total assets	$307	$505

Accounts payable	$36	$78
Accrued and other current liabilities	38	67
Other liabilities	12	121

Total liabilities	$86	$266

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Inventories

        Inventories consisted of the following:

	June 27, 2008	September 28, 2007
	(in millions)
Raw materials	$417	$324
Work in progress	965	856
Finished goods	1,045	869

Total inventories	$2,427	$2,049

7.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 28, 2007	$6,008	$850	$319	$7,177
Purchase accounting adjustments	3	—	—	3
Currency translation	23	3	—	26

Balance at June 27, 2008	$6,034	$853	$319	$7,206

8.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	June 27, 2008				September 28, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$830	$(330)	$500	24 years	$809	$(294)	$515	24 years
Other	16	(3)	13	49 years	14	(3)	11	50 years

Total	$846	$(333)	$513	24 years	$823	$(297)	$526	24 years

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $9 million for each of the quarters ended June 27, 2008 and June 29, 2007, and $27 million and $26 million for the nine months ended June 27, 2008 and June 29, 2007, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Intangible Assets, Net (Continued)

The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2008	$9
Fiscal 2009	35
Fiscal 2010	35
Fiscal 2011	35
Fiscal 2012	33
Fiscal 2013	33
Thereafter	333

$513

9.    Debt

        Debt was as follows:

	June 27, 2008	September 28, 2007
	(in millions)
6.00% senior notes due 2012	$800	$800
6.55% senior notes due 2017	748	747
7.125% senior notes due 2037	498	498
Unsecured senior bridge loan facility	—	550
Unsecured senior revolving credit facility	400	700
Commercial paper	662	—
Other	84	83

Total debt	3,192	3,378
Less current portion(1)	21	5

Long-term debt	$3,171	$3,373

    (1)
    The current portion of long-term debt at June 27, 2008 and September 28, 2007 was comprised of amounts shown as other.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of the Company, of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, TEGSA and the Company entered into an exchange and registration rights agreement with the initial purchasers under which TEGSA and the Company agreed, for the benefit of the holders of the senior notes, to file with the SEC an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008, and the exchange offer was completed on May 20, 2008. Accordingly, all registration requirements have been met.

        As of June 27, 2008 and September 28, 2007, TEGSA had $400 million and $700 million, respectively, of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 2.80% and 5.38%, respectively. At September 28, 2007, TEGSA had

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

$550 million of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 5.47%. During the third quarter of fiscal 2008, the Company paid off all balances and cancelled all commitments under the unsecured senior bridge loan facility using borrowings under the five-year unsecured senior revolving credit facility.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933, as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of June 27, 2008, TEGSA had $662 million of commercial paper outstanding at an average interest rate of 2.94%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility. See Note 21 for additional information regarding the Company's debt.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        The Company's debt agreements contain financial and other customary covenants. As of June 27, 2008, the Company was in compliance with all of its debt covenants.

        During the third quarter of fiscal 2008, the Company entered into two interest rate swaps to effectively convert fixed-rate debt into variable-rate debt on $200 million principal amount of its 6.55% senior notes due 2017. As of June 27, 2008, the Company had interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes, all with an expiration date in 2017. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these agreements, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on the six month London Interbank Offered Rate ("LIBOR"). These agreements do not include an exchange of the underlying debt principal amounts. The fair value of the interest rate swaps was $1 million at June 27, 2008 and was recorded in other assets with a corresponding increase in the debt obligation. The changes in fair value of both the interest rate swap agreements and the underlying debt obligation were classified as interest expense and were directly offsetting. See Note 12 for additional information on interest rate swaps.

        For the quarter ended June 29, 2007, Tyco International allocated to the Company interest expense of $39 million and interest income of $4 million. For the nine months ended June 29, 2007, Tyco International allocated to the Company interest expense of $150 million and interest income of $20 million. Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. Management believes the allocation basis for debt and net interest expense was reasonable based on the historical financing needs of the Company. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent, publicly-traded company for the periods presented.

        In addition, Tyco International allocated to the Company loss on retirement of debt in the amount of $232 million for both the quarter and the nine months ended June 29, 2007, which is included in other income (expense) in the Condensed Consolidated and Combined Statement of Operations. The method utilized to allocate loss on retirement of debt is consistent with the allocation of debt and net interest expense as described above.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

        The fair value of the Company's debt was approximately $3,224 million and $3,413 million at June 27, 2008 and September 28, 2007, respectively.

        Certain of the Company's operating subsidiaries have overdraft and similar types of facilities, which total $49 million, of which $47 million was undrawn and available at June 27, 2008. These facilities, most of which are renewable, expire at various dates through the year 2010 and were established primarily within the Company's international operations.

10.    Guarantees

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

        At September 28, 2007, the probability-weighted cash flows and risk premium of certain unresolved legacy tax matters for which the Company has made indemnifications to Tyco International and Covidien resulted in a fair value of the FIN 45 liability of $296 million. During the first quarter of fiscal 2008, the Company, while assessing its income tax positions under FIN 48, decreased this liability by $14 million to $282 million and recorded the adjustment to other income on the Condensed Consolidated and Combined Statement of Operations. In the third quarter of fiscal 2008, this liability was increased by $57 million to $339 million as a result of the completion by Tyco International of certain proposed tax adjustments to U.S. federal income tax returns. (See Note 13 for additional information regarding the proposed tax adjustments.) The liability under FIN 45 consists of two components. The first component is a SFAS No. 5, "Accounting for Contingencies," liability that represents the asserted liabilities that either Tyco International or Covidien has determined to be probable and estimable totaling $241 million. The remaining $98 million represents the fair value of the 31% indemnification made to Tyco International and Covidien under the Tax Sharing Agreement.

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

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and nine months ended June 27, 2008 and June 29, 2007 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Balance at beginning of period	$26	$21	$23	$25
Warranties issued	1	1	4	3
Warranty expirations and changes in estimate	2	—	4	(4)
Settlements	—	(1)	(2)	(3)

Balance at end of period	$29	$21	$29	$21

11.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended June 27, 2008 and June 29, 2007 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Service cost	$1	$2	$16	$15	$—	$—
Interest cost	14	3	21	17	—	(2)
Expected return on plan assets	(19)	(18)	(18)	(14)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—
Amortization of net actuarial loss	2	3	2	5	—	—
Settlement gain	—	—	(1)	—	—	—

Net periodic benefit cost (credit)	$(2)	$(10)	$19	$22	$—	$(2)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the nine months ended June 27, 2008 and June 29, 2007 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Service cost	$4	$4	$46	$44	$—	$—
Interest cost	42	31	61	51	2	—
Expected return on plan assets	(56)	(55)	(54)	(44)	—	—
Amortization of prior service cost	—	—	(1)	(1)	—	—
Amortization of net actuarial loss	5	9	6	15	—	—
Settlement gain	—	—	(3)	—	—	—

Net periodic benefit cost (credit)	$(5)	$(11)	$55	$65	$2	$—

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2008 of $4 million for U.S. plans and $66 million for non-U.S. plans. During the nine months ended June 27, 2008, the Company contributed $55 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $3 million in fiscal 2008. During the nine months ended June 27, 2008, the Company contributed $3 million to its postretirement benefit plans.

12.    Financial Instruments

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forwards and swaps. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and forecasted cash transactions. These contracts are recorded at fair value with changes in the derivatives' fair value recognized currently in earnings as selling, general, and administrative expenses in the Condensed Consolidated and Combined Statements of Operations. At June 27, 2008, the Company had net assets of $11 million on the Condensed Consolidated Balance Sheet related to these transactions.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

minimize overall interest cost, the Company has used, and may use in the future, interest rate swaps to convert a portion of its fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of its variable rate debt into fixed-rate debt (cash flow hedges). As of June 27, 2008, the Company had outstanding interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes, all with an expiration date in 2017. Under these agreements, the Company receives fixed rates of interest of 6.55% and pays floating rates of interest based on six month LIBOR. As of June 27, 2008, the Company's interest rate swaps were in a net gain position of $1 million. The changes in fair value of both the interest rate swap agreements and the underlying debt obligation were classified as interest expense and were directly offsetting.

        During fiscal 2007, in anticipation of issuing new fixed rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. In the quarter and nine months ended June 27, 2008, the Company recognized $2 million and $5 million, respectively, of interest expense relating to the swaps in the Condensed Consolidated and Combined Statement of Operations.

  Hedge of Net Investment

        The Company hedges its net investments in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2.6 billion at June 27, 2008. During the quarter and nine months ended June 27, 2008, the Company recorded a foreign exchange gain of $54 million and a foreign exchange loss of $283 million, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investments. (See additional information in Note 17.) The Company did not hedge net investments in foreign operations during the quarter and nine months ended June 29, 2007.

13.    Commitments and Contingencies

  General Matters

        At June 27, 2008, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Condensed Consolidated and Combined Financial Statements as the outcome of this contingency currently is not estimable.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

  Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 27, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $24 million. As of June 27, 2008, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and $12 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

Tyco International Legal Proceedings

        As a part of the Separation and Distribution Agreement entered into upon Separation, any existing or potential liabilities related to Tyco International's outstanding litigation were assigned to the Company if Tyco Electronics was specifically identified in the lawsuit. However, any existing or potential liabilities that could not be associated with Tyco Electronics were allocated appropriately and post-separation sharing agreements were established. See "Part I. Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as supplemented by "Part II. Item 1. Legal Proceedings" of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 28, 2007 and March 28, 2008, and in this report for a description of Tyco International's various significant outstanding litigation proceedings. Tyco Electronics will be responsible for certain potential liabilities that may arise upon the settlement of the pending litigation based on the Separation and Distribution Agreement. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, the Company would be required to pay additional amounts.

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

        As previously reported, Tyco International has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently reviewing all of the filed claims to determine whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant.

        The settlement did not resolve all securities cases, and several remain outstanding. In addition, the settlement did not resolve claims arising under ERISA and the lawsuits arising thereunder. If the unresolved securities proceedings, including the opt-out cases described below, were to be determined adversely to Tyco International, the Company's share of any additional potential losses, which are not presently estimable, may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds mentioned below. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and the Company. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised the Company that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

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

        In the third quarter of fiscal 2007, the Company was allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, the Company was allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $891 million has been recorded on the Condensed Consolidated and Combined Statement of Operations as litigation settlement, net. The portion allocated to the Company was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. At September 28, 2007, the Company reflected $928 million on the Condensed Consolidated Balance Sheet for its portion of the escrow. In addition, the Company reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability on the Condensed Consolidated Balance Sheet at September 28, 2007.

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

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, on April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This lawsuit is not covered by the securities class action settlement discussed above. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein, which payment was made on June 2,

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

2008. In the second quarter of fiscal 2008, the Company recorded a charge of $23 million, for which no tax benefit was available. The charge represents the Company's share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. The parties have filed the agreed upon order of dismissal with the court, and the litigation has been dismissed with prejudice.

        On June 2, 2008, Tyco International entered into an agreement in principle with the trustee of various trusts that brought claims against Tyco International in the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., in the United States District Court for the District of New Hampshire, alleging, among other things, securities fraud in connection with Tyco International's acquisition in 1999 of AMP Incorporated. This lawsuit is not covered by the securities class action settlement discussed above. A definitive settlement agreement and release was executed on June 10, 2008. The settlement agreement and release sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the litigation. The settlement agreement and release provides that Tyco International will make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's net liability is approximately $11 million, with Tyco International and Covidien responsible for approximately $10 million and $15 million, respectively. After payment, the parties to the litigation will submit an agreed upon order of dismissal with the court.

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

  Compliance Matters

        Tyco International has received and responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years. Tyco International has reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations. Tyco International also informed the DOJ and the SEC that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. Tyco International and Tyco Electronics have had communications and will continue to communicate with the DOJ and SEC to provide updates on the baseline review and follow-up investigations, including, as appropriate, briefings concerning additional instances of potential improper payments identified by Tyco International and the Company in the course of the Company's ongoing compliance activities. To date, the baseline review by the Company has revealed that some business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on its results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters would be subject to the liability sharing provisions of the Separation and Distribution Agreement, which provides that any liabilities not primarily related to any of the businesses of Tyco International, Covidien, or Tyco Electronics will be shared equally among the companies.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded in its Condensed Consolidated and Combined Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In the second and third quarters of fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, the Company recorded a $220 million decrease in income tax liabilities, a $49 million decrease in deferred tax assets, a $129 million decrease in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco International and Covidien, and a $15 million charge to contributed surplus. See Note 10 for additional information regarding the indemnification liability to Tyco International and Covidien. In addition, in the third quarter of fiscal 2008, Tyco International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal income tax returns which included a combination of Tyco International, Covidien, and the Company's legal entities. As a result, the Company recorded a $65 million decrease in income tax liabilities with a corresponding offset to the income tax receivable, a $44 million decrease in the receivable from Tyco International and Covidien and a $42 million decrease in the payable to Tyco International and Covidien pursuant to the Tax Sharing Agreement, a $15 million increase in contributed surplus, and a $17 million net adjustment to other related tax accounts. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's legal entities for the periods prior to the Separation.

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

13.    Commitments and Contingencies (Continued)

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

        See Note 14 for additional information regarding income taxes and the adoption of FIN 48.

14.    Income Taxes

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FIN 48. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. Furthermore, pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 13 for additional information regarding responsibilities for unresolved legacy tax matters. Tyco International and Covidien would be contractually obligated for $558 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of FIN 48. Accordingly, the Company recorded this amount in the first quarter of fiscal 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, as a result of the adoption of FIN 48, the Company reassessed and decreased its FIN 45 liability to Tyco International and Covidien and recorded $14 million of other income. See Note 10 for additional information regarding the Company's indemnifications under the Tax Sharing Agreement. These adjustments are summarized in the following table:

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

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 29, 2007, the Company had recorded $1,092 million of accrued interest and penalties related to uncertain tax positions on the Condensed

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Income Taxes (Continued)

Consolidated Balance Sheet. During the quarter and nine months ended June 27, 2008, the Company recognized $18 million and $98 million, respectively, of interest and penalties on the Condensed Consolidated and Combined Statement of Operations. As of June 27, 2008, the balance of accrued interest and penalties is $1,095 million, which is recorded in income taxes in the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In the second quarter of fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 13 for additional information regarding the status of IRS examinations.

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

14.    Income Taxes (Continued)

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is not possible to predict the timing or results of these pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits inherent in the Company's Condensed Consolidated Balance Sheet as of June 27, 2008.

15.    Other Income (Expense)

        In the quarter and nine months ended June 27, 2008, the Company recorded other income of $1 million and $606 million, respectively, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the first quarter of fiscal 2008, $572 million ($1.17 for both basic and diluted earnings per share in the nine months ended June 27, 2008) of the amount recorded in other income related to certain incremental tax liabilities recorded by the Company upon the adoption of FIN 48. See Notes 2 and 14 for additional information regarding the adoption of FIN 48. See Note 13 for further information regarding the Tax Sharing Agreement.

        Other expense in the quarter and nine months ended June 29, 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 9 for additional information.

16.    Shareholders' Equity

  Dividends

        In June 2008, the Company's board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on August 5, 2008. The declared but unpaid dividend is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at June 27, 2008.

  Share Repurchase Program

        In September 2007, the Company's board of directors authorized a share repurchase program of $750 million to purchase a portion of the Company's outstanding common shares. In March 2008, the Company's board of directors authorized an increase in the share repurchase program from $750 million to $1.25 billion. In the first nine months of fiscal 2008, the Company repurchased approximately 25 million common shares for $868 million under this program, of which $832 million was paid as of June 27, 2008. See additional information regarding the share repurchase program in Note 21.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Net income (loss)	$330	$(1,368)	$1,580	$(810)
Currency translation(1)	—	(18)	233	240
Unrealized loss on marketable securities, net of income taxes	—	—	—	(1)
Gain on cash flow hedge	2	—	5	—
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	2	8	5	(26)

Total comprehensive income (loss)	$334	$(1,378)	$1,823	$(597)

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

18.    Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the Company's net income (loss) divided by the basic weighted-average number of common shares. On June 29, 2007, the Separation from Tyco International was completed in a tax-free distribution to the Company's shareholders of one common share of Tyco Electronics for every four common shares of Tyco International held on June 18, 2007. As a result, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings (loss) per share and basic earnings (loss) per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation.

        The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Weighted-average shares outstanding:
Basic	478	497	487	497
Share options and restricted share awards	4	—	3	—

Diluted	482	497	490	497

        For the quarter and nine months ended June 27, 2008, certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    Earnings (Loss) Per Share (Continued)

antidilutive. Such shares not included in the computation of diluted earnings per share totaled 16 million.

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

19.    Share Plans

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Total share-based compensation cost included in the Condensed Consolidated and Combined Statements of Operations was $48 million and $68 million during the nine months ended June 27, 2008 and June 29, 2007, respectively, of which $3 million and $5 million, respectively, are included in income (loss) from discontinued operations. Total share-based compensation cost was $13 million and $27 million during the quarters ended June 27, 2008 and June 29, 2007, respectively, of which $1 million and $2 million, respectively, are included in income (loss) from discontinued operations. All share-based compensation cost not related to discontinued operations is presented in selling, general, and administrative expenses and separation costs.

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

        A summary of the Company's outstanding restricted share awards as of June 27, 2008 and changes during the nine months then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,398,545	$36.96
Granted	169,468	35.17
Vested	(840,554)	35.98
Forfeited	(210,896)	36.66

Non-vested at June 27, 2008	3,516,563	$37.12

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Share Plans (Continued)

        As of June 27, 2008, there was $68 million of total unrecognized compensation cost related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

  Share Options

        A summary of the Company's outstanding share option award grants as of June 27, 2008 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 28, 2007	32,307,571	$42.86
Granted	60,100	36.14
Exercised	(2,383,202)	21.44
Expired	(3,516,328)	51.32
Forfeited	(223,104)	37.17

Outstanding at June 27, 2008	26,245,037	$43.70	4.9	$70

Vested and unvested expected to vest at June 27, 2008	25,413,796	$43.90	4.9	$69
Exercisable at June 27, 2008	21,057,416	$45.19	3.9	$67

        As of June 27, 2008, there was $40 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.2 years.

  Share-Based Compensation

        The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of the Company's peers and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on the Company's expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average assumptions the Company used in the Black-Scholes option pricing model for grants made during the nine months ended June 27, 2008 were as follows:

Expected share price volatility	31%
Risk free interest rate	3.2%
Expected annual dividend per share	$0.56
Expected life of options (years)	5.0

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Segment Data

        Net sales by segment for the quarters and nine months ended June 27, 2008 and June 29, 2007 was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Electronic Components	$2,930	$2,551	$8,330	$7,481
Network Solutions	573	500	1,602	1,375
Undersea Telecommunications	278	154	864	352
Wireless Systems	127	87	332	263

Net sales(1)	$3,908	$3,292	$11,128	$9,471

(1)
Intersegment sales are not material and are recorded at selling prices that approximate market prices.

        Income (loss) from operations by segment for the quarters and nine months ended June 27, 2008 and June 29, 2007 was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Electronic Components	$417	$314	$1,188	$992
Network Solutions	66	72	188	185
Undersea Telecommunications	39	16	121	19
Wireless Systems	22	7	43	20
Litigation settlement, net and separation costs	(7)	(916)	(30)	(916)

Income (loss) from operations	$537	$(507)	$1,510	$300

        Segment assets and a reconciliation of segment assets to total assets at June 27, 2008 and September 28, 2007 were as follows:

	June 27, 2008	September 28, 2007
	(in millions)
Electronic Components	$3,932	$3,550
Network Solutions	825	704
Undersea Telecommunications	278	155
Wireless Systems	264	234

Total segment assets(1)	5,299	4,643
Other current assets	1,838	5,353
Non-current assets	14,977	13,692

Total assets	$22,114	$23,688

    (1)
    Segment assets are comprised of accounts receivable and inventory.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21.    Subsequent Events

        On July 11, 2008, a wholly-owned subsidiary of TEGSA issued $100 million principal amount of profit sharing notes with an initial maturity date of 2010. The notes are not, nor will they be, registered pursuant to the Securities Act of 1933. The notes are fully and unconditionally guaranteed on an unsecured basis by TEGSA and the Company. Remuneration on the notes will be paid quarterly, commencing on October 15, 2008, based on the after tax profits of the TEGSA subsidiary, with quarterly remuneration not to exceed 0.9615% of the outstanding principal.

        On July 14, 2008, TEGSA issued $300 million principal amount of 5.950% senior notes due 2014. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008. The notes are fully and unconditionally guaranteed on an unsecured basis by the Company. Interest on the notes will accrue from their date of issuance at a rate of 5.950% per year and will be payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The notes will be TEGSA's unsecured senior obligations and will rank equally in right of payment with all of the existing and future senior debt and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance were approximately $298 million.

        In July 2008, the Company paid off all amounts outstanding under the five-year unsecured senior revolving credit facility with proceeds from the $100 million principal amount of profit sharing notes and the $300 million principal amount of 5.950% senior notes discussed above as well as cash from operations.

        On July 28, 2008, the Company entered into a definitive agreement to sell the Automotive Radar Sensors business for $42 million in cash. The proceeds are subject to a final working capital adjustment. The Company expects to recognize a pre-tax gain of approximately $30 million on this transaction which is expected to close by the end of calendar year 2008.

        In July 2008, the Company's board of directors authorized an increase in the share repurchase program from $1.25 billion to $2.0 billion.

22.    Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a wholly owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the 6.00% senior notes, 6.55% senior notes, 7.125% senior notes, five-year unsecured senior revolving credit facility, and commercial paper, all of which are fully and unconditionally guaranteed by Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries of the Company, none of which guarantees these obligations but which represent assets of TEGSA, using the equity method.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,908	$—	$3,908
Cost of sales	—	—	2,911	—	2,911

Gross income	—	—	997	—	997
Selling, general, and administrative expenses	7	9	421	—	437
Litigation settlement, net	7	—	—	—	7
Restructuring and other charges, net	—	—	16	—	16

Income (loss) from operations	(14)	(9)	560	—	537
Interest income	—	—	6	—	6
Interest expense	—	(41)	(2)	—	(43)
Other income	—	1	—	—	1
Equity in net income of subsidiaries	338	362	—	(700)	—
Equity in net income of subsidiaries held for sale	13	13	—	(26)	—
Intercompany interest and fees	(7)	25	(18)	—	—

Income from continuing operations before income taxes and minority interest	330	351	546	(726)	501
Income taxes	—	—	(182)	—	(182)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	330	351	362	(726)	317
Income from discontinued operations, net of income taxes	—	—	13	—	13

Net income	$330	$351	$375	$(726)	$330

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,292	$—	$3,292
Cost of sales	—	—	2,455	—	2,455

Gross income	—	—	837	—	837
Selling, general, and administrative expenses	2	(41)	442	—	403
Litigation settlement, net	891	—	—	—	891
Separation costs	—	—	25	—	25
Restructuring and other charges, net	—	—	25	—	25

Income (loss) from operations	(893)	41	345	—	(507)
Interest income	—	11	—	—	11
Interest expense	—	(53)	(4)	—	(57)
Other expense	—	(232)	—	—	(232)
Equity in net (loss) income of subsidiaries	(40)	185	—	(145)	—
Equity in net loss of subsidiaries held for sale	(435)	(435)	—	870	—
Intercompany interest and fees	—	8	(8)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(1,368)	(475)	333	725	(785)
Income taxes	—	—	(147)	—	(147)
Minority interest	—	—	(1)	—	(1)

Income (loss) from continuing operations	(1,368)	(475)	185	725	(933)
Loss from discontinued operations, net of income taxes	—	—	(435)	—	(435)

Net loss	$(1,368)	$(475)	$(250)	$725	$(1,368)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,128	$—	$11,128
Cost of sales	—	—	8,269	—	8,269

Gross income	—	—	2,859	—	2,859
Selling, general, and administrative expenses	33	(2)	1,226	—	1,257
Litigation settlement, net	30	—	—	—	30
Restructuring and other charges, net	—	—	62	—	62

Income (loss) from operations	(63)	2	1,571	—	1,510
Interest income	—	—	25	—	25
Interest expense	—	(136)	(6)	—	(142)
Other income	—	—	606	—	606
Equity in net income of subsidiaries	1,565	1,640	—	(3,205)	—
Equity in net income of subsidiaries held for sale	93	93	—	(186)	—
Intercompany interest and fees	(15)	59	(44)	—	—

Income from continuing operations before income taxes and minority interest	1,580	1,658	2,152	(3,391)	1,999
Income taxes	—	—	(508)	—	(508)
Minority interest	—	—	(4)	—	(4)

Income from continuing operations	1,580	1,658	1,640	(3,391)	1,487
Income from discontinued operations, net of income taxes	—	—	93	—	93

Net income	$1,580	$1,658	$1,733	$(3,391)	$1,580

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,471	$—	$9,471
Cost of sales	—	—	7,015	—	7,015

Gross income	—	—	2,456	—	2,456
Selling, general, and administrative expenses	2	(43)	1,239	—	1,198
Litigation settlement, net	891	—	—	—	891
Separation costs	—	—	25	—	25
Restructuring and other charges, net	—	—	42	—	42

Income (loss) from operations	(893)	43	1,150	—	300
Interest income	—	17	23	—	40
Interest expense	—	(162)	(13)	—	(175)
Other expense	—	(232)	—	—	(232)
Equity in net income of subsidiaries	476	729	—	(1,205)	—
Equity in net loss of subsidiaries held for sale	(393)	(393)	—	786	—
Intercompany interest and fees	—	79	(79)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(810)	81	1,081	(419)	(67)
Income taxes	—	2	(349)	—	(347)
Minority interest	—	—	(3)	—	(3)

Income (loss) from continuing operations	(810)	83	729	(419)	(417)
Loss discontinued operations, net of income taxes	—	—	(393)	—	(393)

Net income (loss)	$(810)	$83	$336	$(419)	$(810)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$728	$—	$730
Accounts receivable, net	—	—	2,872	—	2,872
Inventories	—	—	2,427	—	2,427
Intercompany receivables	10	—	13	(23)	—
Prepaid expenses and other current assets	19	3	541	—	563
Deferred income taxes	—	—	238	—	238
Assets held for sale	—	—	307	—	307

Total current assets	30	4	7,126	(23)	7,137
Property, plant, and equipment, net	—	—	3,642	—	3,642
Goodwill	—	—	7,206	—	7,206
Intangible assets, net	—	—	513	—	513
Deferred income taxes	—	—	1,985	—	1,985
Investment in subsidiaries	11,367	13,663	—	(25,030)	—
Investment in subsidiaries held for sale	221	221	—	(442)	—
Intercompany loans receivable	171	6,298	5,482	(11,951)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,269	—	1,269
Other assets	—	15	347	—	362

Total Assets	$11,789	$20,201	$27,570	$(37,446)	$22,114

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$21	$—	$21
Accounts payable	36	—	1,537	—	1,573
Accrued and other current liabilities	117	54	1,274	—	1,445
Deferred revenue	—	—	294	—	294
Intercompany payables	13	—	10	(23)	—
Liabilities held for sale	—	—	86	—	86

Total current liabilities	166	54	3,222	(23)	3,419
Long-term debt	—	3,108	63	—	3,171
Intercompany loans payable	32	5,450	6,469	(11,951)	—
Long-term pension and postretirement liabilities	—	—	648	—	648
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	2,337	—	2,337
Other liabilities	—	1	666	—	667

Total Liabilities	198	8,613	13,676	(11,974)	10,513

Minority interest	—	—	10	—	10
Shareholders' Equity	11,591	11,588	13,884	(25,472)	11,591

Total Liabilities and Shareholders' Equity	$11,789	$20,201	$27,570	$(37,446)	$22,114

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(661)	$(17)	$1,052	$—	$374
Net cash used in discontinued operating activities	—	—	(23)	—	(23)

Net cash (used in) provided by operating activities	(661)	(17)	1,029	—	351

Cash Flows From Investing Activities:
Capital expenditures	—	—	(450)	—	(450)
Proceeds from sale of property, plant, and equipment	—	—	37	—	37
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	102	—	102
(Increase) decrease in intercompany loans	(227)	395	—	(168)	—
Other	(8)	—	(13)	—	(21)

Net cash provided by (used in) continuing investing activities	701	395	(324)	(168)	604
Net cash used in discontinued investing activities	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	701	395	(329)	(168)	599

Cash Flows From Financing Activities:
Change in short-term debt, net	—	—	(3)	—	(3)
Net increase in commercial paper	—	651	—	—	651
Repayment of long-term debt	—	(1,350)	(1)	—	(1,351)
Proceeds from long-term debt	—	500	—	—	500
Changes in parent company equity	945	(178)	(767)	—	—
Repurchase of common shares	(832)	—	—	—	(832)
Payment of common dividends	(205)	—	—	—	(205)
Proceeds from exercise of share options	51	—	—	—	51
Transfer to discontinued operations	—	—	(11)	—	(11)
Loan borrowing from parent	—	—	(168)	168	—
Other	—	—	(9)	—	(9)

Net cash used in continuing financing activities	(41)	(377)	(959)	168	(1,209)
Net cash provided by discontinued financing activities	—	—	12	—	12

Net cash used in financing activities	(41)	(377)	(947)	168	(1,197)

Effect of currency translation on cash	—	—	19	—	19
Net (decrease) increase in cash and cash equivalents	(1)	1	(228)	—	(228)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	16	—	16
Cash and cash equivalents at beginning of period	2	—	940	—	942

Cash and cash equivalents at end of period	$1	$1	$728	$—	$730

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 29, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(11)	$(458)	$1,343	$—	$874
Net cash provided by discontinued operating activities	—	—	8	—	8

Net cash (used in) provided by operating activities	(11)	(458)	1,351	—	882

Cash Flows From Investing Activities:
Capital expenditures	—	—	(732)	—	(732)
Proceeds from sale of property, plant, and equipment	—	—	32	—	32
Class action settlement escrow	(921)	—	—	—	(921)
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	227	—	227
Decrease in intercompany loans	—	3,526	—	(3,526)	—
Other	(1)	—	12	—	11

Net cash (used in) provided by continuing investing activities	(922)	3,526	(461)	(3,526)	(1,383)
Net cash used in discontinued investing activities	—	—	(14)	—	(14)

Net cash (used in) provided by investing activities	(922)	3,526	(475)	(3,526)	(1,397)

Cash Flows From Financing Activities:
Change in short-term debt	—	—	2	—	2
Repayment of long-term debt	—	—	(74)	—	(74)
Proceeds from long-term debt	—	3,631	—	—	3,631
Allocated debt activity	—	(3,743)	—	—	(3,743)
Net transactions with former parent	902	(2,956)	3,193	—	1,139
Transfer to discontinued operations	—	—	(181)	—	(181)
Loan borrowing from parent	31	—	(3,557)	3,526	—
Minority interest distributions paid	—	—	(5)	—	(5)

Net cash provided by (used in) continuing financing activities	933	(3,068)	(622)	3,526	769
Net cash provided by discontinued financing activities	—	—	11	—	11

Net cash provided by (used in) financing activities	933	(3,068)	(611)	3,526	780

Effect of currency translation on cash	—	—	22	—	22
Net increase in cash and cash equivalents	—	—	287	—	287
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	—	472	—	472

Cash and cash equivalents at end of period	$—	$—	$754	$—	$754

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

        Our Condensed Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Condensed Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation have been allocated to us by Tyco International. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the periods presented. See Note 1 to the Condensed Consolidated and Combined Financial Statements for further information regarding allocations.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions.  We have experienced sales growth that was driven by the continued increased use of electronics across the diverse end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion of approximately 1 to 2%. We expect price erosion to continue in the future. The increase in our net sales for each of the periods shown reflects volume increases that more than offset the impact of pricing pressures.

  •
  Raw material price increases.  We purchase approximately 200 million pounds of copper and approximately 250,000 troy ounces of gold annually. During the periods shown, the price of gold, as well as the prices of certain other raw materials, has increased substantially. Copper prices remain high relative to historical levels but the rate of increase has slowed over the past year. The following table illustrates the increase in average prices related to our most significant raw materials, copper and gold, during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Copper	Lb.	$3.51	$3.46	$3.38	$3.14
Gold	Troy oz.	896	667	870	644

  •
  Foreign exchange.  Approximately 51% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in the nine months ended June 27, 2008 by major currencies invoiced was as follows:

US Dollar	49%
Euro	30
Japanese Yen	6
Korean Won	3
Chinese Renminbi	3
British Pound Sterling	2
All Others	7

Total	100%

Discontinued Operations

        In March 2008, our board of directors authorized us to pursue the divestiture of our Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. In May 2008, we entered into a definitive agreement to sell the Radio Frequency Components and Subsystem business for $425 million in cash, subject to a final working capital adjustment. We expect to recognize a pre-tax gain of approximately $200 million on this transaction which is expected to close by the end of calendar year 2008. Also, in July 2008, we entered into a definitive agreement to sell the Automotive Radar Sensors business for $42 million in cash, subject to a final working capital adjustment. We expect to recognize a pre-tax gain of approximately $30 million on this transaction which is also expected to close by the end of calendar year 2008.

        In the third quarter of fiscal 2007, in connection with the approval of the divestiture of the Power Systems business, we determined that the book value of the business exceeded its estimated fair value and recorded a $585 million pre-tax, $435 million after-tax, impairment charge in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated and Combined Statement of Operations. In the first quarter of fiscal 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. The proceeds received are subject to a final working capital adjustment.

        In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses have been included in discontinued operations for all periods presented in our Condensed Consolidated and Combined Financial Statements. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        See Note 5 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

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

Class Action Settlement

        As previously reported, Tyco International has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008.

        The settlement did not resolve all securities cases, and several remain outstanding. In addition, the settlement did not resolve claims arising under the Employee Retirement Income Security Act ("ERISA") and the lawsuits arising thereunder. See "Part II. Item 1. Legal Proceedings" for additional information about these proceedings. If the unresolved securities proceedings, including the opt-out cases described below, were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

        Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds mentioned below. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and us. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, we were allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $891 million has been recorded on the Condensed Consolidated and Combined Statement of Operations as litigation settlement, net. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. At September 28, 2007, we reflected $928 million on the Condensed Consolidated Balance Sheet for our portion of the escrow. We also reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and

Covidien for their portion of the liability on the Condensed Consolidated Balance Sheet at September 28, 2007.

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

Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, on April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This lawsuit is not covered by the securities class action settlement discussed above. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein, which payment was made on June 2, 2008. In the second quarter of fiscal 2008, we recorded a charge of $23 million, for which no tax benefit was available. The charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. The parties have filed the agreed upon order of dismissal with the court, and the litigation has been dismissed with prejudice.

        On June 2, 2008, Tyco International entered into an agreement in principle with the trustee of various trusts that brought claims against Tyco International in the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., in the United States District Court for the District of New Hampshire, alleging, among other things, securities fraud in connection with Tyco International's acquisition in 1999 of AMP Incorporated. This lawsuit is not covered by the securities class action settlement discussed above. A definitive settlement agreement and release was executed on June 10, 2008. The settlement agreement and release sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the litigation. The settlement agreement and release provides that Tyco International will make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, our net liability is approximately $11 million, with Tyco International and Covidien responsible for approximately $10 million and $15 million, respectively. After payment, the parties to the litigation will submit an agreed upon order of dismissal with the court.

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

	For the Quarters Ended				For the Nine Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
	($ in millions)
Net sales	$3,908	100.0%	$3,292	100.0%	$11,128	100.0%	$9,471	100.0%
Cost of sales	2,911	74.5	2,455	74.6	8,269	74.3	7,015	74.1
Gross income	997	25.5	837	25.4	2,859	25.7	2,456	25.9
Selling, general, and administrative expenses	437	11.2	403	12.2	1,257	11.3	1,198	12.6
Litigation settlement, net	7	0.2	891	27.1	30	0.3	891	9.4
Separation costs	—	—	25	0.8	—	—	25	0.3
Restructuring and other charges, net	16	0.4	25	0.8	62	0.6	42	0.4
Income (loss) from operations	537	13.7	(507)	(15.4)	1,510	13.6	300	3.2
Interest income	6	0.2	11	0.3	25	0.2	40	0.4
Interest expense	(43)	(1.1)	(57)	(1.7)	(142)	(1.3)	(175)	(1.8)
Other income (expense)	1	—	(232)	(7.0)	606	5.4	(232)	(2.4)
Income (loss) from continuing operations before income taxes and minority interest	501	12.8	(785)	(23.8)	1,999	18.0	(67)	(0.7)
Income taxes	(182)	(4.7)	(147)	(4.5)	(508)	(4.6)	(347)	(3.7)
Income (loss) from continuing operations	317	8.1	(933)	(28.3)	1,487	13.4	(417)	(4.4)
Income (loss) from discontinued operations, net of income taxes	13	0.3	(435)	(13.2)	93	0.8	(393)	(4.1)
Net income (loss)	$330	8.4%	$(1,368)	(41.6)%	$1,580	14.2%	$(810)	(8.6)%

         Net Sales.    Net sales increased $616 million, or 18.7%, to $3,908 million in the third quarter of fiscal 2008 from $3,292 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008, net sales increased $1,657 million, or 17.5%, to $11,128 million from $9,471 million in the first nine months of fiscal 2007. On an organic basis, net sales increased 10.6% in the third quarter of fiscal 2008 and 10.1% in the first nine months of fiscal 2008, reflecting growth in all of our business segments with above Company average growth in our Undersea Telecommunications and Wireless Systems segments. Price erosion adversely affected net sales by $47 million in the third quarter of fiscal 2008 and $46 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008 and fiscal 2007, price erosion negatively impacted net sales by $150 million. Foreign currency exchange rates favorably impacted net sales by $268 million, or 8.1%, in the third quarter of fiscal 2008 and $701 million, or 7.4%, in the first nine months of fiscal 2008.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Americas(1)	35%	35%	35%	34%
Europe/Middle East/Africa (EMEA)	38	37	38	38
Asia-Pacific	27	28	27	28

Total	100%	100%	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 as well as the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 by geographic region:

	Change in Net Sales for the Quarter Ended June 27, 2008 versus Net Sales for the Quarter Ended June 29, 2007					Change in Net Sales for the Nine Months Ended June 27, 2008 versus Net Sales for the Nine Months Ended June 29, 2007
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Americas(3)	$191	16.6%	$21	$212	18.5%	$605	18.8%	$80	$685	21.3%
Europe/Middle East/Africa	95	7.8	188	283	23.2	157	4.4	472	629	17.6
Asia-Pacific	62	6.7	59	121	13.1	194	7.2	149	343	12.8

Total	$348	10.6%	$268	$616	18.7%	$956	10.1%	$701	$1,657	17.5%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Electronic Components	75%	77%	75%	79%
Network Solutions	15	15	14	14
Undersea Telecommunications	7	5	8	4
Wireless Systems	3	3	3	3

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 as well as the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 by segment:

	Change in Net Sales for the Quarter Ended June 27, 2008 versus Net Sales for the Quarter Ended June 29, 2007					Change in Net Sales for the Nine Months Ended June 27, 2008 versus Net Sales for the Nine Months Ended June 29, 2007
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Electronic Components	$156	6.1%	$223	$379	14.9%	$284	3.8%	$565	$849	11.3%
Network Solutions	28	5.7	45	73	14.6	100	7.3	127	227	16.5
Undersea Telecommunications	126	81.3	(2)	124	80.5	510	145.2	2	512	145.5
Wireless Systems	38	42.9	2	40	46.0	62	23.7	7	69	26.2

Total	$348	10.6%	$268	$616	18.7%	$956	10.1%	$701	$1,657	17.5%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

         Cost of Sales and Gross Income.    Gross income increased by $160 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily as a result of higher sales volume. Gross income as a percentage of net sales increased by 10 basis points, as higher sales, favorable mix, and productivity gains drove improved margins in the Electronic Components, Undersea Telecommunications, and Wireless Systems segments. In the first nine months of fiscal 2008, gross income increased by $403 million over the first nine months of fiscal 2007 due to increased volumes.

         Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 11.2% in the third quarter of fiscal 2008 as compared to 12.2% in the third quarter of fiscal 2007. The decline as a percentage of sales in the third quarter of fiscal 2008 was primarily due to sales volume leverage of our overhead structure. In the first nine months of fiscal 2008, selling, general, and administrative expenses as a percentage of net sales decreased to 11.3% from 12.6% in the first nine months in fiscal 2007. Selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment in the first nine months of fiscal 2008. Excluding this gain, selling, general, and administrative expenses were lower as a percentage of sales in the first nine months of fiscal 2008 due to sales volume leverage of our overhead structure. In 2007, selling, general, and administrative expenses included allocated overhead expenses from Tyco International of $45 million and $152 million during the third quarter and first nine months, respectively. We also incurred costs of $25 million and $41 million in the third quarter and first nine months of fiscal 2007, respectively, related to building separate company functions. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date.

         Litigation Settlement, Net.    In the third quarter of fiscal 2008, we recorded a net charge of $7 million related to legacy securities litigation. A charge of $11 million, for which no tax benefit was available, was recorded in the third quarter of fiscal 2008 in connection with Tyco International's settlement of previously disclosed securities litigation captioned Ballard v. Tyco International Ltd., et al. for $36 million. This charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. Also, we recorded income of $4 million in the third quarter of fiscal 2008 related to Tyco International's recovery of certain costs from insurers.

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

        See "Part II. Item 1. Legal Proceedings" and Note 13 to the Condensed Consolidated and Combined Financial Statements for further information regarding the class action settlement and the settlement of legacy securities litigation.

         Separation Costs.    In connection with the Separation, we incurred costs of $25 million in the third quarter of fiscal 2007, primarily related to employee costs, including $11 million of non-cash compensation expense related to the conversion of share option awards.

         Restructuring and Other Charges, Net.    Restructuring and other charges, net were $16 million in the third quarter of fiscal 2008 as compared to $25 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008, restructuring and other charges, net were $62 million as compared to $42 million in the first nine months of fiscal 2007. Total charges, including amounts reflected in cost of sales, were $63 million in the first nine months of fiscal 2008. Increases resulted from the continuation of actions initiated in fiscal 2007 and new actions initiated in fiscal 2008 related primarily to the migration of product lines to low cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. See Note 4 to the Condensed Consolidated and Combined Financial Statements for further information regarding restructuring and other charges, net.

         Income (Loss) from Operations.    Income from operations was $537 million, or 13.7% of net sales, in the third quarter of fiscal 2008 and loss from operations was $507 million, or (15.4)% of net sales, in the third quarter of fiscal 2007. As discussed above, results for the third quarter of fiscal 2007 included $891 million of allocated net class action settlement charges, $25 million of separation costs, $25 million of costs related to building separate company functions, and $25 million of restructuring and other charges. Legacy litigation expenses and restructuring costs in the third quarter of fiscal 2008 were $7 million and $16 million, respectively. Excluding these items, higher sales levels and improved productivity in the Electronic Components segment drove the increases in income from operations, and the increase as a percentage of net sales resulted from increased operating margin in our Electronic Components, Undersea Telecommunications, and Wireless Systems segments in the third quarter of fiscal 2008 over the third quarter of fiscal 2007.

        In the first nine months of fiscal 2008, income from operations was $1,510 million, or 13.6% of net sales, as compared to $300 million, or 3.2% of net sales, in the first nine months of fiscal 2007. Results for the first nine months of fiscal 2007 included $891 million of allocated net class action settlement charges, $25 million of separation costs, $41 million of costs related to building separate company functions, and $42 million of restructuring and other charges. In the first nine months of fiscal 2008, legacy litigation expenses and restructuring costs were $30 million and $63 million, respectively. Results also included a $36 million gain on the sale of real estate in the first nine months of fiscal 2008. Excluding these items, higher sales levels drove the increases in income from operations. The increase as a percentage of net sales resulted from increased operating margin in our Undersea Telecommunications and Wireless Systems segments.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	($ in millions)
Net sales	$2,930	$2,551	$8,330	$7,481
Income from operations	$417	$314	$1,188	$992
Operating margin	14.2%	12.3%	14.3%	13.3%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Automotive	41%	40%	41%	39%
Computer	9	10	9	10
Communications	8	8	9	8
Industrial	7	5	6	6
Aerospace and Defense	6	6	6	6
Appliance	5	5	5	5
Consumer Electronics	1	2	2	2
Other	23	24	22	24

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 as well as the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 27, 2008 versus Net Sales for the Quarter Ended June 29, 2007					Change in Net Sales for the Nine Months Ended June 27, 2008 versus Net Sales for the Nine Months Ended June 29, 2007
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Automotive	$70	6.9%	$115	$185	18.3%	$165	5.6%	$297	$462	15.7%
Computer	(5)	(2.0)	11	6	2.3	(34)	(4.4)	30	(4)	(0.5)
Communications	20	9.9	18	38	18.4	88	15.2	45	133	22.9
Industrial	34	23.3	19	53	36.6	73	17.3	44	117	27.8
Aerospace and Defense	11	7.3	10	21	13.5	37	8.5	24	61	14.2
Appliance	2	1.6	10	12	9.2	(10)	(2.5)	27	17	4.4
Consumer Electronics	(3)	(5.5)	4	1	2.1	(15)	(9.9)	9	(6)	(3.9)
Other	27	4.5	36	63	10.5	(20)	(1.1)	89	69	3.9

Total	$156	6.1%	$223	$379	14.9%	$284	3.8%	$565	$849	11.3%

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

  Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

        In the third quarter of fiscal 2008, Electronic Components' net sales increased $379 million, or 14.9%, to $2,930 million from $2,551 million in the third quarter of fiscal 2007. The strengthening of certain foreign currencies favorably impacted net sales by $223 million, or 8.8%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Organic net sales growth of 6.1% in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 was attributable to increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strong in the industrial and communications markets. In the industrial market, our organic net sales growth of 23.3% in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was attributable to investment in industrial equipment for emerging markets and global demand for products in the solar and oil and gas markets. Our organic net sales growth of 9.9% in the communications market in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 primarily resulted from 10.7% growth in our sales of interconnect components to mobile phone manufacturers which is a market where we continue to penetrate. In the automotive market, our organic net sales growth of 6.9% in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 was due to growth in the Asia-Pacific region of 16.9% and the EMEA region of 10.2% partially offset by a 18.0% decline in the North America region that was driven by continued reductions in production by automotive manufacturers. Our organic net sales decline of 2.0% in the computer market in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately $9 million, and to be more selective in the new projects in which we participate. Finally, in the consumer electronics market, our organic net sales declined 5.5% in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 due to weakening consumer demand and our increased level of selectivity in the new projects that we are pursuing in this market.

        Electronic Components' operating income increased $103 million, or 32.8%, to $417 million in the third quarter of fiscal 2008 from $314 million in the third quarter of fiscal 2007. The increase was the result of higher sales and productivity improvements partially offset by higher raw material costs. Restructuring costs in the third quarter of fiscal 2008 decreased $7 million from the third quarter of fiscal 2007. Also, segment results included $20 million of costs in the third quarter of fiscal 2007 that related to our Separation from Tyco International.

  Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

        Electronic Components' net sales increased $849 million, or 11.3%, to $8,330 million in the first nine months of fiscal 2008 from $7,481 million in the first nine months of fiscal 2007. Organic net sales growth of 3.8% in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 resulted from increases in volume partially offset by price erosion. The strengthening of certain foreign currencies favorably impacted net sales by $565 million, or 7.5%, in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.

        In the first nine months of fiscal 2008, Electronic Components' organic net sales growth by industry end market was strong in the industrial, communications, and aerospace and defense markets. Our organic net sales growth of 17.3% in the industrial market in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 was due to global demand for products in the solar and oil and gas markets and investment in industrial equipment for emerging markets. In the communications market, our organic net sales growth of 15.2% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 primarily resulted from 36.9% growth in our sales of interconnect components to mobile phone manufacturers. Our organic net sales growth of 8.5% in the aerospace and defense market in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was attributable to continued strong demand in the defense and commercial aerospace markets. In the automotive market, our organic net sales growth of 5.6% in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 resulted from growth in the Asia-Pacific region of 13.6% and the EMEA region of 7.4% partially offset by a 14.2% decline in the North America region that was driven by reduced production by U.S. manufacturers. In the computer market, our organic net sales decline of 4.4% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately $50 million, and to be more selective in the new projects in which we participate. Our organic net sales declined 9.9% in the consumer electronics market in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 due to weakening consumer demand and our increased level of selectivity in the new projects that we are pursuing in this market.

        Electronic Components' operating income increased $196 million, or 19.8%, to $1,188 million in the first nine months of fiscal 2008 from $992 million in the first nine months of fiscal 2007. Segment results benefited from a $36 million gain on the sale of real estate in the second quarter of fiscal 2008. Higher sales were partially offset by higher raw material costs as well as increased restructuring costs of $7 million in the first nine months of fiscal 2008 over the first nine months of fiscal 2007. In addition, Electronic Components incurred $33 million of costs in the first nine months of fiscal 2007 that related to our Separation from Tyco International.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	($ in millions)
Net sales	$573	$500	$1,602	$1,375
Income from operations	$66	$72	$188	$185
Operating margin	11.5%	14.4%	11.7%	13.5%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Energy	45%	44%	45%	45%
Communication Service Provider	27	29	27	28
Building Networks	26	24	25	24
Other	2	3	3	3

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 as well as the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 27, 2008 versus Net Sales for the Quarter Ended June 29, 2007					Change in Net Sales for the Nine Months Ended June 27, 2008 versus Net Sales for the Nine Months Ended June 29, 2007
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$11	5.0%	$23	$34	15.3%	$37	6.1%	$64	$101	16.4%
Communication Service Provider	(1)	(0.7)	10	9	6.3	22	5.8	27	49	12.5
Building Networks	18	15.2	11	29	24.2	44	13.4	31	75	22.9
Other	—	0.2	1	1	7.1	(3)	(6.2)	5	2	4.7

Total	$28	5.7%	$45	$73	14.6%	$100	7.3%	$127	$227	16.5%

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

  Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

        In the third quarter of fiscal 2008, Network Solutions' net sales increased $73 million, or 14.6%, to $573 million from $500 million in the third quarter of fiscal 2007. Approximately $45 million, or 8.9%, of the increase was due to the strengthening of certain foreign currencies in the third quarter of fiscal 2008 over the third quarter of fiscal 2007. Organic net sales growth was $28 million, or 5.7%, for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.

        On an organic basis, Network Solutions' net sales growth was strongest in the building networks industry end market in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 with growth of 15.2% attributable to strong demand for faster and more secure networks, particularly in U.S. and European markets. Our organic net sales growth of 5.0% in the energy market in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 resulted from solid growth in North America and emerging markets in EMEA and Asia. In North America, growth was due to strong industrial and original equipment manufacturer markets and a gradual increase in utility grid upgrade projects. Growth in emerging markets was driven by the build-out of energy infrastructure. In the communication service provider market, our organic net sales declined 0.7% in the third quarter of fiscal 2008 from the third quarter of fiscal 2007 due to growth in North America of 10.7% more than offset by a decline in EMEA of 8.6%. The decline in EMEA was primarily due to continued delays in capital spending by several large carriers.

        Network Solutions' operating income decreased $6 million, or 8.3%, to $66 million in the third quarter of fiscal 2008 from $72 million in the third quarter of fiscal 2007. In the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007, benefits from higher sales and favorable foreign currency effects were more than offset by a lower margin product mix and lower productivity levels in our communications service provider and energy businesses. Also, segment results included $3 million of costs in the third quarter of fiscal 2007 that related to our Separation from Tyco International.

  Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

        Network Solutions' net sales increased $227 million, or 16.5%, to $1,602 million in the first nine months of fiscal 2008 from $1,375 million in the first nine months of fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $127 million, or 9.2%, in the first nine months of fiscal 2008 over the first nine months of fiscal 2007. In the first nine months of fiscal 2008, organic net sales growth was $100 million, or 7.3%, as compared to the first nine months of fiscal 2007.

        Our organic net sales growth of 13.4% in the building networks market in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 resulted from strong global demand for faster and more secure networks. In the energy market, our organic net sales growth of 6.1% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was attributable to solid growth in both EMEA and Asia. In EMEA, growth resulted from the upgrade/replacement of aging grids and the demand for alternate energy sources. In both Asia and EMEA, growth was due to the build-out of energy infrastructure in emerging markets. In the communication service provider market, our organic net sales growth of 5.8% in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 reflects increased spending levels at certain U.S. carriers that more than offset declines in EMEA.

        Network Solutions' operating income increased $3 million, or 1.6%, to $188 million in the first nine months of fiscal 2008 from $185 million in the first nine months of fiscal 2007. The operating income increase resulted from increases in volume partially offset by a lower margin product mix, lower productivity levels, and increased restructuring costs of $14 million in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. In addition, Network Solutions incurred $5 million of costs in the first nine months of fiscal 2007 that related to our Separation from Tyco International.

  Undersea Telecommunications

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	($ in millions)
Net sales	$278	$154	$864	$352
Income from operations	$39	$16	$121	$19
Operating margin	14.0%	10.4%	14.0%	5.4%

  Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

        Undersea Telecommunications' net sales increased $124 million, or 80.5%, to $278 million in the third quarter of fiscal 2008 from $154 million in the third quarter of fiscal 2007. Undersea Telecommunications' organic net sales growth of $126 million, or 81.3%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 resulted from our execution of several construction projects, including large projects within Asia, Africa, North America, and Europe. The impact of foreign currency exchange rates was minimal in the third quarter of fiscal 2008.

        Activity in this market remains robust, especially in Asia and emerging markets where broadband requirements continue to increase. As construction of a transoceanic system linking the U.S. and China nears completion, we do not expect year-over-year growth rates in the fourth quarter of fiscal 2008 to be as strong as the first three quarters, as sales levels in the fourth quarter of fiscal 2007 also benefited from the increase of activity.

        Undersea Telecommunications' operating income increased $23 million to $39 million in the third quarter of fiscal 2008 from $16 million in the third quarter of fiscal 2007 reflecting increased volumes with improved operating leverage and favorable project mix. In addition, segment results included decreased restructuring costs of $1 million in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 and $1 million of costs in the third quarter of fiscal 2007 that related to our Separation from Tyco International.

  Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

        In the first nine months of fiscal 2008, Undersea Telecommunications' net sales increased $512 million, or 145.5%, to $864 million from $352 million in the first nine months of fiscal 2007. This growth was attributable to our execution of the construction of a transoceanic system that connects the U.S. and China, as well as several other projects, including large projects in Asia, Africa, North America, and Europe. In the first nine months of fiscal 2008, the impact of foreign currency exchange rates was minimal.

        In the first nine months of fiscal 2008, Undersea Telecommunications' operating income increased $102 million to $121 million from $19 million in the first nine months of fiscal 2007 as a result of increased volumes and improved operating leverage. Segment results included $1 million of costs in the first nine months of fiscal 2007 that related to our Separation from Tyco International.

  Wireless Systems

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	($ in millions)
Net sales	$127	$87	$332	$263
Income from operations	$22	$7	$43	$20
Operating margin	17.3%	8.0%	13.0%	7.6%

  Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

        Wireless Systems' net sales increased $40 million, or 46.0%, to $127 million in the third quarter of fiscal 2008 from $87 million in the third quarter of fiscal 2007. Organic net sales growth of $38 million, or 42.9%, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 resulted primarily from higher radio sales related to federally mandated re-banding efforts. The impact of foreign currency exchange rates was minimal in the third quarter of fiscal 2008.

        Wireless Systems' operating income increased $15 million to $22 million in the third quarter of fiscal 2008 from $7 million in the third quarter of fiscal 2007. The increase was primarily due to higher sales volumes and favorable sales mix in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Segment results for the third quarter of fiscal 2007 included $1 million of restructuring costs and $1 million of costs related to our Separation from Tyco International.

  Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

        In the first nine months of fiscal 2008, Wireless Systems' net sales increased $69 million, or 26.2%, to $332 million from $263 million in the first nine months of fiscal 2007. Approximately $7 million, or 2.5%, of the increase was due to the strengthening of certain foreign currencies in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. Organic net sales growth of $62 million, or 23.7%, in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was attributable to higher radio sales related to federally mandated re-banding efforts.

        In the first nine months of fiscal 2008, Wireless Systems' operating income increased $23 million to $43 million from $20 million in the first nine months of fiscal 2007. The increase was the result of higher sales volumes and favorable sales mix in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. Also, segment results included $2 million of costs in the first nine months of fiscal 2007 that related to our Separation from Tyco International.

Non-Operating Items

  Interest Expense, Net

        Interest expense, net was $37 million in the third quarter of fiscal 2008 as compared to $46 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008, interest expense, net was $117 million as compared to $135 million in the first nine months of fiscal 2007. The decrease was driven by lower average debt levels.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During the third quarter and first nine months of fiscal 2007, we were allocated net interest expense of $35 million and $130 million, respectively, which included the impact of Tyco International's interest rate swaps. Management believes the net interest expense allocation basis was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods.

  Other Income (Expense)

        In the quarter and nine months ended June 27, 2008, we recorded other income of $1 million and $606 million, respectively, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the first quarter of fiscal 2008, $572 million of the amount recorded in other income related to certain incremental tax liabilities recorded upon the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See Note 2 to the Condensed Consolidated and Combined Financial Statements for additional information regarding the adoption of FIN 48. For further information regarding the Tax Sharing Agreement, see Note 13 to the Condensed Consolidated and Combined Financial Statements.

        Other expense in the third quarter and first nine months of fiscal 2007 consisted primarily of a $232 million expense allocation from Tyco International related to our portion of Tyco International's loss on retirement of debt.

  Income Taxes

        Our effective income tax rate was 36.3% for the quarter ended June 27, 2008. The effective income tax rate for the third quarter of fiscal 2007 included the effect of the charges recorded in connection with the class action settlement and the loss on the retirement of debt for which no tax benefits were recorded. In addition, the effective tax rate for the third quarter of fiscal 2007 included tax detriments related to increased borrowings as a result of the class action settlement and our separation from Tyco International.

        Our effective income tax rate was 25.4% for the nine months ended June 27, 2008. The effective tax rate for the nine months ended June 27, 2008 reflects the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided, as well as increased accruals in fiscal 2008 of interest and taxes related to uncertain tax positions. The effective income tax rate for the nine months ended June 29, 2007 included the effect of the charges recorded in connection with the class action settlement and the loss on the retirement of debt for which no tax benefits were recorded. In addition, the effective tax rate for the nine months ended June 29, 2007 included tax detriments related to increased borrowings as a result of the class action settlement and our separation from Tyco International.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $13 million in the third quarter of fiscal 2008 as compared to a loss from discontinued operations of $435 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008, income from discontinued operations was $93 million, and in the first nine months of fiscal 2007, loss from discontinued operations was $393 million.

        During the third quarter of fiscal 2007, a plan was approved to divest our Power Systems business and, in connection with the approval, we recorded a $585 million pre-tax, $435 million after-tax, impairment charge. During the first quarter of 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale. In the first quarter of fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale. See Note 5 to the Condensed Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

  Liquidity and Capital Resources

        The following table summarizes the sources of our cash flow from operating activities and the use of a portion of that cash in our operations:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions)
Income (loss) from operations	$537	$(507)	$1,510	$300
Class action settlement	—	891	(936)	891
Depreciation and amortization	143	130	414	381
Deferred income taxes	76	64	203	121
Provisions for losses on accounts receivable and inventory	12	18	27	67
Other, net	13	21	36	17
Income tax advance payment	—	(163)	—	(163)
Changes in assets and liabilities, net	(118)	37	(255)	(258)
Interest income	6	11	25	40
Interest expense	(43)	(57)	(142)	(175)
Income tax expense	(182)	(147)	(508)	(347)

Net cash provided by continuing operating activities	$444	$298	$374	$874

Other cash flow items:
Capital expenditures	$(167)	$(135)	$(450)	$(732)
Divestiture of businesses	—	—	102	227

  Quarter Ended June 27, 2008 Compared to Quarter Ended June 29, 2007

        Net cash provided by continuing operating activities increased $146 million in the third quarter of fiscal 2008 to $444 million as compared to $298 million in the third quarter of fiscal 2007. Cash provided by operating activities was negatively impacted by a $163 million advance payment to the Internal Revenue Service ("IRS") in the third quarter of fiscal 2007.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $32 million in the third quarter of fiscal 2008 to $167 million as compared to $135 million in the third quarter of fiscal 2007. We expect long-term capital investment levels of approximately 4% to 5% of net sales.

        During the third quarter of fiscal 2008, the amount of income taxes paid, net of refunds, was $106 million. The amount of income taxes paid, net of refunds, during the third quarter of fiscal 2007 was $252 million, including the $163 million advance payment to the IRS for legacy tax liabilities.

  Nine Months Ended June 27, 2008 Compared to Nine Months Ended June 29, 2007

        Net cash provided by continuing operating activities decreased $500 million in the first nine months of fiscal 2008 to $374 million as compared to $874 million in the first nine months of fiscal 2007. The decline in the first nine months of fiscal 2008 was driven by the class action settlement of $936 million. As discussed above, the finalization of the class action settlement in the second quarter of fiscal 2008 resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability. Also, in the first nine months of fiscal 2007, cash from continuing operating activities was negatively impacted by the $163 million advance tax payment to the IRS for legacy tax liabilities.

        Capital spending decreased $282 million in the first nine months of fiscal 2008 to $450 million as compared to $732 million in the first nine months of fiscal 2007. During the first nine months of fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

        In the first quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business. Also, in the first quarter of fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2008 was $305 million. During the first nine months of fiscal 2007, the amount of income taxes paid, net of refunds was $388 million, including the $163 million advance payment to the IRS for legacy tax liabilities.

  Capitalization

        Total debt at June 27, 2008 and September 28, 2007 was $3,192 million and $3,378 million, respectively. See Note 9 to the Condensed Consolidated and Combined Financial Statements for further information regarding debt.

        In connection with the issuance by Tyco Electronics Group S.A. ("TEGSA"), a wholly owned subsidiary of Tyco Electronics Ltd., of 6.00% senior notes, 6.55% senior notes, and 7.125% senior notes in September 2007, we and TEGSA entered into an exchange and registration rights agreement with the initial purchasers under which we and TEGSA agreed, for the benefit of the holders of the senior notes, to file with the Securities and Exchange Commission ("SEC") an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008, and the exchange offer was completed on May 20, 2008. Accordingly, all registration requirements have been met.

        As of June 27, 2008 and September 28, 2007, TEGSA had $400 million and $700 million, respectively, of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 2.80% and 5.38%, respectively. At September 28, 2007, TEGSA had $550 million of indebtedness outstanding under the unsecured senior bridge loan facility, which bore interest at the rate of 5.47%. During the third quarter of fiscal 2008, we paid off all balances and cancelled all commitments under the unsecured senior bridge loan facility using borrowings under the five-year unsecured senior revolving credit facility.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933, as part of our ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of June 27, 2008, TEGSA had $662 million of commercial paper outstanding at an average interest rate of 2.94%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        On July 11, 2008, a wholly-owned subsidiary of TEGSA issued $100 million principal amount of profit sharing notes with an initial maturity of 2010. The notes are not, nor will they be, registered pursuant to the Securities Act of 1933. The notes are fully and unconditionally guaranteed on an unsecured basis by TEGSA and us. Remuneration on the notes will be paid quarterly, commencing on October 15, 2008, based on the after tax profits of the TEGSA subsidiary, with quarterly remuneration not to exceed 0.9615% of the outstanding principal.

        On July 14, 2008, TEGSA issued $300 million principal amount of 5.950% senior notes due 2014. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008. The notes are fully and unconditionally guaranteed on an unsecured basis by us. Interest on the notes will accrue from their date of issuance at a rate of 5.950% per year and will be payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The notes will be TEGSA's unsecured senior obligations and will rank equally in right of payment with all of the existing and future senior debt and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance were approximately $298 million.

        In July 2008, all amounts outstanding under the five-year unsecured senior revolving credit facility were paid off with proceeds from the $100 million principal amount of profit sharing notes and the $300 million principal amount of 5.950% senior notes as well as cash from operations.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, and commercial paper are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Our debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to our operations. As of June 27, 2008, we were in compliance with all of our debt covenants.

        In June 2008, our board of directors declared a regular quarterly cash dividend of $0.14 per common share to be paid on August 5, 2008. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant.

        In September 2007, our board of directors authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares. In March 2008, our board of directors authorized an increase in the share repurchase program from $750 million to $1.25 billion. Our board of directors authorized an additional increase in the share purchase program from $1.25 billion to $2.0 billion in July 2008. In the first nine months of fiscal 2008, we repurchased approximately 25 million common shares for $868 million under this program, of which $832 million was paid as of June 27, 2008.

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a 20-year contract that requires us to build the network and lease it to the State. As we build the network over the next two years, we will need to invest approximately $500 to $550 million. As of June 27, 2008, we have invested $51 million, primarily consisting of inventory. We expect that in fiscal 2008 we will invest approximately $55 to $75 million which will be funded by cash generated from operations.

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

  Backlog

        At June 27, 2008, we had a backlog of unfilled orders of $3,916 million compared to a backlog of $2,760 million at September 28, 2007. Backlog by reportable segment was as follows:

	June 27, 2008	September 28, 2007
	(in millions)
Electronic Components	$1,928	$1,663
Network Solutions	363	277
Undersea Telecommunications	1,345	560
Wireless Systems	280	260

Total	$3,916	$2,760

Commitments and Contingencies

        At June 27, 2008, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Condensed Consolidated and Combined Financial Statements as the amount of this contingency currently is not estimable.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded in our Condensed Consolidated and Combined Financial Statements relating to these matters are sufficient. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        In prior years, in connection with the IRS audit of the fiscal 1997 through 2000 years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns. During fiscal 2006, the IRS accepted substantially all of the proposed adjustments. Also during fiscal 2006, Tyco International developed proposed amendments to U.S. federal income tax returns for additional periods through fiscal 2002. Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In the second and third quarters of fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, we recorded a $220 million decrease in income tax liabilities, a $49 million decrease in deferred tax assets, a $129 million decrease in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco International and Covidien, and a $15 million charge to contributed surplus. See Note 10 to the Condensed Consolidated and Combined Financial Statements for additional information regarding the indemnification liability to Tyco International and Covidien. In addition, in the third quarter of fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal income tax returns which included a combination of Tyco International, Covidien, and our legal entities. As a result, we recorded a $65 million decrease in income tax liabilities with a corresponding offset to the income tax receivable, a $44 million decrease in the receivable from Tyco International and Covidien and a $42 million decrease in the payable to Tyco International and Covidien pursuant to the Tax Sharing Agreement, a $15 million increase in contributed surplus, and a $17 million net adjustment to other related tax accounts. As our tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our legal entities for the periods prior to the Separation.

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

        See Note 14 to the Condensed Consolidated and Combined Financial Statements for additional information regarding income taxes and the adoption of FIN 48.

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

Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part II. Item 1. Legal Proceedings" and Note 13 to the Condensed Consolidated and Combined Financial Statements for further information regarding legal proceedings.

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

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 13 to the Condensed Consolidated and Combined Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International with the assistance of a third-party valuation firm in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $98 million were recorded on the Condensed Consolidated Balance Sheet at June 27, 2008. See Notes 10 and 13 to the Condensed Consolidated and Combined Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 10 to the Condensed Consolidated and Combined Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. As discussed below and in Note 2 to the Condensed Consolidated and Combined Financial Statements, at the beginning of the quarter ended December 28, 2007, we adopted FIN 48. During the nine months ended June 27, 2008, there were no other significant changes to our critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007, as retrospectively adjusted to reflect the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses as discontinued operations in our Current Report on Form 8-K filed June 27, 2008.

Accounting Pronouncements

        In June 2008, the FASB issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. FSP No. EITF 03-6-1 is effective for us in the first quarter of fiscal 2010. We do not expect that adoption of FSP No. EITF 03-6-1 will have a material impact on our Consolidated and Combined Financial Statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS No. 162 is effective for us sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles," which is expected to occur during the fourth quarter of fiscal 2008. We do not expect that adoption of the standard will impact our Consolidated and Combined Financial Statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 142-3 will have on our results of operations, financial position, or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We plan to adopt SFAS No. 161 in the fourth quarter of fiscal 2008. We are currently assessing the impact that SFAS No. 161 will have on our Consolidated and Combined Financial Statements.

        Effective September 29, 2007, the beginning of fiscal 2008, we adopted FIN 48. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, we recorded a net increase in contingent tax liabilities of $1,282 million, an increase in deferred tax assets of $647 million, and a corresponding decrease in the opening balance of accumulated earnings of $635 million. See Note 14 to the Condensed Consolidated and Combined Financial Statements for additional information regarding income taxes and the adoption of FIN 48.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market rate risk during the first nine months of fiscal 2008, except foreign currency exposures discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forwards and swaps. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the June 27, 2008 market rates would decrease the unrealized value of our forward contracts by $34 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of our forward contracts by $42 million. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts by $59 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $72 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934 (the "Exchange Act")) as of June 27, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. As a result of this material weakness, which was not remediated as of June 27, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 27, 2008.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings that have occurred during the quarter ended June 27, 2008. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007 and to "Part II. Item 1. Legal Proceedings" in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 28, 2007 and March 28, 2008.

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

Class Action Settlement

        As previously reported, Tyco International has settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008, and the claims administrator for the settlement class is currently reviewing all of the filed claims to determine whether and to what extent the claims should be allowed and the portion of the settlement fund allocable to each claimant. The settlement did not resolve all securities cases, and several remain outstanding. The settlement also does not resolve claims arising under ERISA which are not common to all class members. As of the opt-out deadline for the settlement, Tyco International had received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members.

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

        Pursuant to the terms of the settlement, L. Dennis Kozlowski, Mark H. Swartz, and Frank E. Walsh, Jr. also are excluded from the settling defendants, and the class has assigned to Tyco International all of their claims against defendants Kozlowski, Swartz, and Walsh. In exchange, Tyco International agreed to pay to the certified class 50% of any net recovery against these defendants.

        The deadline for deciding not to participate in the class settlement was September 28, 2007. As of such date, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds mentioned below. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and us. Any judgments resulting from such claims, or from claims that are filed in the future, would not reduce the settlement amount. Generally, the claims asserted by these plaintiffs include claims similar to those asserted by the settling plaintiffs; namely, violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

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

        In connection with the class action settlement, in the third quarter of fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, we were allocated $31 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $891 million has been recorded on the Condensed Consolidated and Combined Statement of Operations as litigation settlement, net. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement which was entered into upon separation. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that is payable to the class. In addition, interest was accrued on the class action settlement liability. Under the Separation and Distribution Agreement, at September 28, 2007, we reflected $928 million for our portion of the escrow, a $2,992 million liability, and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability on our Condensed Consolidated Balance Sheet. Tyco International and Covidien also have funded their portion of the settlement liability.

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

Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, on April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. This lawsuit is not covered by the securities class action settlement discussed above. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein, which payment was made on June 2, 2008. In the second quarter of fiscal 2008, we recorded a charge of $23 million, for which no tax benefit was available. The charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. The parties have filed the agreed upon order of dismissal with the court, and the litigation has been dismissed with prejudice.

        On June 2, 2008, Tyco International entered into an agreement in principle with the trustee of various trusts that brought claims against Tyco International in the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., in the United States District Court for the District of New Hampshire, alleging, among other things, securities fraud in connection with Tyco International's acquisition in 1999 of AMP Incorporated. This lawsuit is not covered by the securities class action settlement discussed above. A definitive settlement agreement and release was executed on June 10, 2008. The settlement agreement and release sets forth the terms pursuant to which the parties will settle all claims between them that are raised or could have been raised in the litigation. The settlement agreement and release provides that Tyco International will make a payment of $36 million to the plaintiffs, which payment is subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, our net liability is approximately $11 million, with Tyco International and Covidien responsible for approximately $10 million and $15 million, respectively. After payment, the parties to the litigation will submit an agreed upon order of dismissal with the court.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we may be required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the Separation. During the fiscal quarter ended June 27, 2008, we issued 1,023 unregistered common shares upon the conversion of Tyco International convertible notes.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended June 27, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29—April 25, 2008	3,876,454	$35.16	3,876,275	$507,134,898
April 26—May 30, 2008	221,411	37.83	221,277	498,763,508
May 31—June 27, 2008	3,159,900	36.99	3,159,900	381,868,978

Total	7,257,765	$36.04	7,257,452	$381,868,978

(1)
This column includes the following transactions which occurred during the fiscal quarter ended June 27, 2008:

(i)
the acquisition of 313 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans; and

(ii)
the purchase of 7,257,452 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
On July 28, 2008, our board of directors approved and authorized an increase of the share repurchase program by $750 million. The share repurchase program authorizes the company to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
10.1	Stock and Asset Purchase Agreement among Tyco Electronics Group S.A., Cobham Defense Electronic Systems Corporation and Cobham plc, dated May 12, 2008 (filed herewith)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
	By:	/s/ TERRENCE R. CURTIN
Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 1, 2008