Form 10-K
period 2008-09-26
Tyco Electronics Ltd.
filed 2008-11-20
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2008
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $16,877,092,166 as of March 28, 2008, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        The number of common shares outstanding as of November 17, 2008 was 457,626,280.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2009 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

ii

 PART I

ITEM 1.    BUSINESS

Overview

        Tyco Electronics Ltd. ("we," "Tyco Electronics," or the "Company") is a leading global provider of engineered electronic components, network solutions, undersea telecommunication systems, and wireless systems. We design, manufacture, and market products for customers in industries ranging from automotive, appliance, and aerospace and defense to telecommunications, computers, and consumer electronics. Our products are produced in over 100 manufacturing sites in approximately 25 countries. With nearly 8,000 engineers and worldwide manufacturing, sales, and customer service capabilities, Tyco Electronics' commitment is our customers' advantage.

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

        Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2008 net sales contribution of each segment, and the key products and markets that we serve:

Segment	Electronic Components		Network Solutions		Undersea Telecommunications		Wireless Systems
% of Fiscal 2008 Net Sales	74%		15%		8%		3%
Key Products	•	Connector systems	•	Connector systems	•	Undersea	•	Land mobile radios
	•	Relays	•	Heat shrink tubing		telecommunication		and systems
	•	Heat shrink tubing	•	Fiber optics		systems
	•	Fiber optics	•	Wire and cable
	•	Circuit protection	•	Racks and panels
		devices	•	Intelligent building
	•	Wire and cable		controls
	•	Touch screens	•	Network interface
	•	Application tooling		devices
Key Markets	•	Automotive	•	Energy	•	Communication	•	Public safety
	•	Computer	•	Communication		service providers
	•	Communications		service providers	•	Oil and gas
	•	Industrial	•	Building networks
	•	Aerospace and defense
	•	Appliance
	•	Consumer electronics
	•	Medical

See Note 25 to the Consolidated and Combined Financial Statements for certain segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Global leader in passive components.  With net sales of approximately $14.8 billion in fiscal 2008, we are significantly larger than many of our competitors. In the $43 billion fragmented connector industry, our net sales were approximately $8 billion in fiscal 2008. We have established a global leadership position in the connector industry with leading market positions in the following markets:

  •
  Automotive—#1

  •
  Industrial—#1

  •
  Computers and peripherals—#2

  •
  Telecom/data communications—#2

    Our scale provides us the opportunity to accelerate our sales growth by making larger investments in existing and new technologies in our core markets and to expand our presence in emerging markets. Our leadership position also provides us the opportunity to lower our purchasing costs by developing lower cost sources of supply and to maintain a flexible manufacturing footprint worldwide that is close to our customers' locations.

  •
  Strong customer relationships.  As an industry leader, we have established close working relationships with our customers. These relationships allow us to better anticipate and respond to customer needs when designing new products and new technical solutions. By working with our customers in developing new products and technologies, we believe we are able to identify and act on trends and leverage knowledge about next-generation technology across our products. In addition, we operate a broad Global Account Management program through which we maintain close working relationships with the key customers in the end markets that we serve.

  •
  Process and product technology leadership.  We employ nearly 8,000 engineers dedicated to product research, development, and engineering. Our investment of over $600 million in product and process engineering and development together with our capital spending of over $600 million in fiscal 2008, enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

  •
  Diverse product mix and customer base.  We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that this diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduces our exposure to particular end markets, thereby reducing the variability of our financial performance. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

  •
  Balanced geographic sales mix.  We have an established manufacturing presence in approximately 25 countries and our sales are global. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile. In addition, our strategy is to continue to increase the percentage of production from low-cost countries.

  •
  Strong and experienced management team.  We believe we have a management team that has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average more than 20 years of experience in the electronics industry. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry.

Our Strategy

        Our goal is to be the world leader in providing custom-engineered electronic components and solutions for an increasingly connected world. We believe that in achieving this goal we will increase net sales and profitability across our segments in the markets that we serve. Our business strategy is based upon the following priorities:

  •
  Leverage our market leadership position to increase our market share.  We are a global leader in many of the markets that we serve. For example, within our Electronic Components segment, we are the leading global supplier of connectors and connector systems to the automotive and industrial markets. We believe that these and other markets are critical to our success and that we must continue to strengthen our leadership position in these markets. We plan to capitalize on the expected long-term growth in these markets by leveraging our significant scale in the industry, the breadth of our product portfolio, our established relationships and leading specification positions with our customers, and our extensive worldwide distribution channels.

  •
  Achieve market leadership in attractive and under-penetrated industries.  We plan to accelerate growth in end-user markets in which we do not have the number one market share but which we believe have attractive growth and profitability characteristics. These markets include: aerospace and defense, mobile phone, and medical markets with respect to our Electronic Components segment; the energy and communication service provider market with respect to our Network Solutions segment; and the land mobile radio market with respect to our Wireless Systems segment. We believe that we can further leverage our customer service and our new product and technology capabilities in order to achieve a leading position in these markets.

  •
  Extend our leadership in key emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, and India, which we expect will experience higher growth rates than those of more developed regions in the world. In fiscal 2008, we generated $1.8 billion of net sales in China, $1.2 billion of net sales in Eastern Europe, and $0.2 billion of net sales in India. We have been increasing our sales and marketing, engineering, and manufacturing resources in these emerging regions in order to more fully capitalize on our skills and technologies. We believe that expansion in these regions will enable us to grow faster than the overall global market.

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

  •
  Improve operating margins.  We intend to continue to increase our productivity and reduce our manufacturing costs. We plan to achieve this by developing best in class manufacturing, enhancing our purchasing strategy through design initiatives and sourcing of materials from suppliers in low-cost regions, simplifying our distribution network, and further implementing best practice continuous improvement programs. We also plan to continue to simplify our global manufacturing footprint, both by migrating facilities from high-cost to low-cost countries and by consolidating within countries. With respect to our manufacturing rationalization plan, we expect to incur restructuring charges of up to $200 million from fiscal 2009 through 2010. These initiatives are designed to help us maintain our competitiveness in the industry.

  •
  Accelerate new product development through research and development excellence.  We seek to continue to increase the percentage of our annual net sales from new products. In fiscal 2008, we derived approximately 34% of our net sales from new products launched within the previous three years. In order to accomplish this goal, we intend to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2008	2007	2006
Electronic Components	74%	78%	79%
Network Solutions	15	15	15
Undersea Telecommunications	8	4	3
Wireless Systems	3	3	3

Total	100%	100%	100%

  Electronic Components

        Our Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, circuit protection devices, touch screens, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, communications, industrial, aerospace and defense, appliance, consumer electronics, and medical markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex telecommunications and computer equipment.

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

        In addition to the above product families which represent in excess of 90% of the Electronic Components segment net sales, we also offer identification products, antennas, magnetics, sensors, and switches.

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

  •
  Heat Shrink Tubing.  We offer heat shrink tubing, heat-shrinkable splice closures, wrap-around sleeves, and molded parts designed to better protect both high- and low-voltage circuits against harsh aerial, buried, and above-ground environments.

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

  Undersea Telecommunications

        Our Undersea Telecommunications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

  Wireless Systems

        Our Wireless Systems segment is an innovator of wireless technology for critical communications systems. We provide state-of-the-art two-way land mobile radio technology products and systems, including network and system infrastructure, portable radios, service, and maintenance. These products and systems are used primarily by public safety and government organizations.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2008 was as follows:

Markets	Percentage
Automotive	30%
Telecommunications	23
Computer	7
Energy	7
Industrial	5
Aerospace and Defense	5
Appliance	4
Medical	2
Consumer Electronics	2
Other	15

Total	100%

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

         Energy.    The energy industry uses our products in power generation equipment and power transmission equipment. The industry has been investing heavily to improve, upgrade, and restore existing equipment and systems. In addition, this industry addresses the needs of emerging countries that are building out and upgrading their energy infrastructure.

         Industrial.    Our products are used in factory automation and process control systems, photovoltaic systems, industrial motors and generators, and general industrial machinery and equipment.

         Aerospace and Defense.    Our products are used in military and commercial aircraft, missile systems, satellites, space programs, and radar systems.

         Appliance.    Our products are used in many household appliances, including refrigerators, washers, dryers, dishwashers, and microwaves.

         Medical.    Our products are used in medical equipment for imaging, surgical, and monitoring applications, ranging from general surgical to ultrasound to "smart" vital sign monitoring equipment.

         Consumer Electronics.    The consumer electronics industry uses our products to produce digital cameras, plasma and LCD televisions, electronic games, and DVD recorders and players.

         Other.    Our products are used in numerous products, including instrumentation and measurement equipment, commercial and building equipment, building network and cabling systems, and railway equipment. Other also includes products sold through third-party distributors.

Customers

        Our customers include automobile, telecommunication, computer, industrial, aerospace, and consumer products manufacturers that operate both globally and locally. Our customers also include contract manufacturers and third-party distributors. We serve approximately 200,000 customer locations in over 150 countries, and we maintain a strong local presence in each of the geographic areas in which we operate.

        Our net sales by geographic area as a percentage of our total net sales were as follows:

	Fiscal
	2008	2007	2006
Americas(1)	36%	35%	36%
Europe/Middle East/Africa	37	37	36
Asia-Pacific	27	28	28

Total	100%	100%	100%

      (1)
      The Americas includes our Undersea Telecommunications segment.

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for more than 10% of our net sales in fiscal 2008, 2007, or 2006. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

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

        Our research and development expense for fiscal 2008, 2007, and 2006 was as follows:

	Fiscal
	2008	2007	2006
	(in millions)
Electronic Components	$393	$341	$302
Network Solutions	61	56	50
Undersea Telecommunications	29	24	23
Wireless Systems	47	61	53

Total	$530	$482	$428

        Our research, development, and engineering efforts are supported by approximately 8,000 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions introduced during the past year, comprised approximately 12% of our net sales for fiscal 2008.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2008, our direct sales represented 85% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

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

Seasonality and Backlog

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and because unfilled orders may be canceled prior to shipment of goods. We experience a slight seasonal pattern to our business. The third fiscal quarter is typically the strongest quarter of our fiscal year, while the first fiscal quarter is negatively affected by winter holidays and the fourth fiscal quarter is negatively affected by European holidays. The second fiscal quarter may also be affected by adverse winter weather conditions in certain of our end markets.

        Backlog by reportable segment at fiscal year end 2008 and 2007 was as follows:

	Fiscal
	2008	2007
	(in millions)
Electronics Components	$1,655	$1,663
Network Solutions	339	277
Undersea Telecommunications	1,128	560
Wireless Systems(1)	351	260

Total	$3,473	$2,760

      (1)
      Includes approximately $50 million related to the Wireless Systems segment's contract with the State of New York at September 26, 2008.

        We expect that the majority of our backlog at September 26, 2008 will be filled during fiscal 2009.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally on the basis of breadth of product offering, product innovation, price, quality, delivery, and service. Our markets have generally been growing but with downward pressure on prices.

  •
  Electronic Components.  This segment competes against numerous companies, including Molex, Amphenol, FCI, JST, and Omron.

  •
  Network Solutions.  This segment's major competitors include Corning, Commscope, and 3M.

  •
  Undersea Telecommunications.  This segment primarily competes with Alcatel-Lucent.

  •
  Wireless Systems.  This segment primarily competes with Motorola.

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

Employees

        As of September 26, 2008, we employed approximately 96,000 people worldwide, of whom 26,000 were in the Americas region, 27,000 were in the Europe/Middle East/Africa region, and 43,000 were in the Asia-Pacific region. Of our total employees, approximately 58,000 were employed in manufacturing and 19,000 were represented by collective bargaining agreements. Approximately 57% of our employees were based in low-cost countries, primarily China. We believe that our relations with our employees are satisfactory.

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

        We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $13 million to $25 million. As of September 26, 2008, we believe that the best estimate within this range is approximately $16 million.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.tycoelectronics.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as general economic conditions, geopolitical events, competition, technological obsolescence, labor relations, and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

Risks Relating to Our Business

        Current and future conditions in the global economy and global capital markets, and cyclical industry conditions, may adversely affect our results of operations, financial condition, and cash flows.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected.

        Additionally, we are heavily dependent on the end market industry dynamics for our products, and our operating results can be adversely affected by cyclical and reduced demand patterns of these markets. For example, the automotive industry, which accounted for approximately 30% of our net sales in fiscal 2008, is experiencing a significant downturn described below. The telecommunications industry, which accounted for approximately 23% of our net sales in fiscal 2008, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation, which reflects current market conditions. The aerospace and defense industry, which accounted for 5% of our net sales in fiscal 2008, has similarly undergone significant fluctuations in demand, depending on worldwide economic and political conditions. These periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

        We are dependent on the automotive industry which is experiencing significant declines in the current economic environment.

        Approximately 30% of our net sales for fiscal 2008 were to customers in the automotive industry. Automotive manufacturers globally are experiencing significant declines in sales of vehicles from the current economic downturn, credit conditions, and volatile fuel costs. Additionally, the automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 23% of our net sales for fiscal 2008 came from sales to the telecommunications industry. Demand for these products is subject to rapid technological change and has been affected by declines in consumer and business spending due to global economic conditions. Additionally, these markets are dominated by several large manufacturers that can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our failure to do so would materially impair our results of operations, financial condition, and cash flows.

        Approximately 9% of our net sales for fiscal 2008 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends primarily on underlying business and consumer demand for new computer and consumer electronics products, which has been affected by reduced spending due to global economic conditions. The amount of this demand and therefore our sales and profitability will be affected by a variety of factors, including the rate of technological change, degree of consumer acceptance of new products, and general economic conditions. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

        Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and credit markets globally have been disrupted, which has reduced the availability of investment capital and credit. If these conditions continue or worsen, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

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

        Over the past several years we have experienced, and we expect to continue to experience, pressure each year to lower our prices. In recent years, we have experienced price erosion averaging from 1% to 3%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our results of operations, financial condition, and cash flows.

        We may be negatively affected as our customers and vendors continue to consolidate.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become increasingly concentrated in recent years, including the automotive, telecommunications, computer, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they have been able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

        Our results are sensitive to raw material availability, quality, and cost.

        We are a large buyer of resin, copper, gold, brass, steel, chemicals and additives, and zinc. Many of these raw materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including copper and gold, has increased in recent years and continues to fluctuate. Over the last three years, we have only been able to partially offset these increases through higher selling prices. Our results of operations, financial condition, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are continued significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial condition, and cash flows.

        Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 54% of our net sales for fiscal 2008 were invoiced in currencies other than the U.S. dollar, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial condition, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to the contracts, our efforts to manage these risks might not be successful.

        The life cycles of our products can be very short.

        The life cycles of certain of our products can be very short relative to the development cycles. As a result, the resources devoted to product sales and marketing may not result in material revenue, and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover and we were not able to compensate for those expenses, our results of operations, financial condition, and cash flows would be materially and adversely affected.

        Divestitures of some of our businesses or product lines may materially adversely affect our results of operations, financial condition, and cash flows.

        During fiscal 2008, we have sold or discontinued businesses and product lines with annualized net sales of approximately $1 billion, and we continue to evaluate the performance of all of our businesses and may continue to sell businesses or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

        A decline in the market value of our pension plans' investment portfolios could adversely affect our results of operations, financial condition, and cash flows.

        Concerns about deterioration in the global economy, together with the current credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans' investment portfolios. A decrease in the value of our pension plans' investment portfolios could have an adverse affect on our results of operations, financial condition, and cash flows.

        We may use components and products manufactured by third parties.

        We may rely on third-party suppliers for the components used in our products, and we may rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition, and cash flows could be adversely affected if such third parties lack sufficient quality control or if there are significant changes in their financial or business condition. We also have third-party arrangements for the manufacture of certain products, parts, and components. If these third parties fail to deliver quality products, parts, and components on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

        Our future success is substantially dependent on our ability to attract and retain highly qualified technical, managerial, marketing, finance, and administrative personnel.

        Our success depends upon our continued ability to hire and retain key employees at our operations around the world. We depend on highly skilled technical personnel to design, manufacture, and support our wide range of electronic components. Additionally, we rely upon experienced managerial, marketing, and support personnel to manage our business effectively and to successfully promote our wide range of products. Any difficulties in obtaining or retaining the necessary global management, technical, human resource, and financial skills to achieve our objectives may have adverse affects on our results of operations, financial condition, and cash flows.

        If we fail to remediate the material weakness in our internal control over financial reporting relating to accounting for income taxes, concerns about the potential for material errors in our financial reporting could cause the value of our securities to be adversely affected.

        Subsequent to the filing of our Combined Financial Statements for fiscal 2006, 2005, and 2004 in the initial filing of our registration statement on Form 10 with the SEC, we determined that our Combined Financial Statements contained certain errors. The errors primarily resulted from the process of carving out certain income tax accounts from Tyco International's consolidated financial statements and related information. We substantially relied upon the processes at Tyco International to prepare our carve-out accounts for income taxes. We have determined that certain of those tax processes utilized by Tyco International in determining certain carve-out amounts for income taxes did not operate at a sufficient level of precision relative to our materiality for us to ensure that the carve-out accounts were materially correct. Concurrently, we determined that we did not have sufficient control processes in place to ensure that the information provided by Tyco International was complete and accurate and concluded that the absence of these control processes was a material weakness in our internal control over financial reporting relating to accounting for income taxes.

        Subsequent to separation, in our periodic reports we continued to disclose a material weakness in our internal control over financial reporting relating to accounting for income taxes. As of September 26, 2008, management has concluded that recently enhanced resources and processes related to this previously identified material weakness have not been operating for a sufficient period of time and, accordingly, has further concluded that our internal control over financial reporting was not effective as of September 26, 2008.

        Unless we remediate the material weakness, concerns about the potential for material errors in our financial reporting could adversely affect the value of our securities.

        If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the United States and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial, including distribution, agreements and practices with respect to the electrical components or other markets is found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our results of operations, financial condition, and cash flows could be adversely affected.

        We are subject to the risks of political, economic, and military instability in countries outside the United States.

        Non-U.S. markets account for a substantial portion of our business. During fiscal 2008, non-U.S. markets constituted over 69% of our net sales. We employ more than 82% of our workforce outside the United States. Our customers are located throughout the world and we have many manufacturing, administrative, and sales facilities outside the United States. Because of our extensive non-U.S. operations, we are exposed to risks that could negatively affect sales or profitability, including:

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

        Many of our products that are manufactured outside of the United States are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and in fiscal 2008, 12% of our net sales were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

        We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

        While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial condition, results of operations, and cash flows or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present, or future business activities.

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

        The electronics industry is characterized by litigation regarding patent and other intellectual property rights. Within this industry, companies have become more aggressive in asserting and defending patent claims against competitors. There can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement or that we will not pursue litigation to protect our property rights. Depending on the size and importance of the patent or trademark in question, an unfavorable outcome regarding one of these matters may have a material adverse effect on our results of operations, financial condition, and cash flows.

        We are a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations, financial condition, and cash flows.

        In the ordinary course of business, we are a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, and product liability. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial condition, and cash flows.

        Covenants in our debt instruments may adversely affect us.

        Our bank credit agreement contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Our outstanding indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of these covenants could result in a default under our credit agreement or indentures. Upon the occurrence of certain defaults under our credit facility and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our bank credit facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facility and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

        The indentures governing our outstanding senior notes contain covenants that may require us to offer to buy back the notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest, to the repurchase date, upon a change of control triggering event (as defined in the indentures). We cannot assure you that we will have sufficient funds available to repurchase the notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

         Future acquisitions may not be successful.

        We will continue to investigate the acquisition of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offering. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial condition, and cash flows could be materially and adversely affected.

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

Risks Relating to Our Separation from Tyco International

         We are responsible for a portion of Tyco International's contingent and other corporate liabilities, including those relating to shareholder litigation.

        In connection with our separation from Tyco International on June 29, 2007, we, Tyco International, and Covidien Ltd. ("Covidien") entered into a Separation and Distribution Agreement which governs the relationships among us, Tyco International, and Covidien subsequent to the separation and provided for the allocation among us, Tyco International, and Covidien of Tyco International's assets, liabilities, and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, subject to certain exceptions contained in the Tax Sharing Agreement among the parties, we, Tyco International, and Covidien have agreed to assume and be responsible for 31%, 27%, and 42%, respectively, of certain of Tyco International's contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation, any actions with respect to the separation plan or the distribution brought by any third party and tax liabilities for periods prior to and including the date of separation of June 29, 2007. For more information on the contingent tax liabilities, see "We share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities for tax periods prior to and including the distribution date." Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which were allocated 100% to the relevant company.

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

        Prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits, most of which were part of a class action settlement of 32 lawsuits reached in 2007, for which we were responsible for 31%. Holders of approximately 4% of the shares owned by class members opted out of the class action settlement and a number of these individuals and entities have filed actions separately against Tyco International and/or Tyco International, Covidien, and us. Two additional securities cases were settled in fiscal 2008. Several securities cases remain outstanding, including several cases asserting claims arising under the Employee Retirement Income Security Act ("ERISA"). As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities actions were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation. If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses under the terms of the Separation and Distribution Agreement, which are not presently estimable, may have a material adverse effect on our results of operations, financial condition, and cash flows.

        Tyco International has the right to control the defense and settlement of outstanding securities litigation, subject to certain limitations. The timing, nature, and amount of any settlements of outstanding litigation may not be in our best interests. Furthermore, in the event of any future settlements, we may have limited notice before we would be required to pay our portion of the settlement amount. Moreover, Tyco International stipulated, pursuant to a court order, that we, Tyco International, and Covidien each will be primarily liable for a portion of the obligations arising from the Tyco International shareholder litigation. The stipulation also provides that if any party defaults on its obligations, the other parties are jointly and severally liable for the defaulting party's obligations.

         We share responsibility for certain of our, Tyco International's and Covidien's income tax liabilities for tax periods prior to and including the distribution date.

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies that we have assessed under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," have been reflected as a liability in the Consolidated and Combined Financial Statements. The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

        Tyco International received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of our common shares and Covidien common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Covidien common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco International, and Covidien regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize gain in an amount equal to the excess of the fair market value of our common shares and Covidien common shares distributed to Tyco International shareholders on the distribution date over Tyco International's tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

        In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us, Tyco International, or Covidien, the party responsible for such failure would be responsible for all taxes imposed on us, Tyco International, or Covidien as a result thereof. If such determination is not the result of actions taken after the distribution by us, Tyco International, or Covidien, then we, Tyco International, or Covidien would be responsible for 31%, 27%, and 42%, respectively, of any taxes imposed on us, Tyco International, or Covidien as a result of such determination. Such tax amounts could be significant. In the event that any party to the Tax Sharing Agreement defaults in its obligation to pay distribution taxes to another party that arise as a result of no party's fault, each non-defaulting party would be responsible for an equal amount of the defaulting party's obligation to make a payment to another party in respect of such other party's taxes.

        We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

        Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution by Tyco International. Similar limitations and restrictions apply to Tyco International and Covidien. The distribution may result in corporate level taxable gain to Tyco International under Section 355(e) of the Code if 50% or more, by vote or value, of our common shares, Tyco International's common shares, or Covidien's common shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of Tyco International's common shares within two years before the distribution, and any acquisitions or issuances of our common shares, Tyco International's common shares, or Covidien's common shares within two years after the distribution, generally are presumed to be part of such a plan, although we, Tyco International or Covidien may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of Tyco International's common shares within the two years before the distribution. If an acquisition or issuance of our common shares, Tyco International's common shares, or Covidien's common shares triggers the application of Section 355(e) of the Code, Tyco International would recognize taxable gain as described above, but such gain generally would not be subject to U.S. federal income tax. However, certain subsidiaries of Tyco International or Covidien or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

        Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, including entering into, approving, or allowing any transaction that results in a change in ownership of more than 35% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 35% or more of our common shares, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distribution, unless we obtain the consent of the other parties or we obtain a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the distribution or the internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. Tyco International and Covidien are subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as a tax-favored transaction under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its shareholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or such party obtains a favorable letter ruling or opinion of tax counsel as described above. For example, we would be responsible for a third party's acquisition of us at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our securityholders.

Risks Relating to Our Jurisdiction of Incorporation

         Legislation and negative publicity regarding Bermuda companies could increase our tax burden and adversely affect our results of operations, financial condition, and cash flows.

  Tax Legislation

        We continue to assess the impact of various U.S. federal and state legislative proposals, and modifications to existing tax treaties between the United States and foreign countries, that could result in a material increase in our U.S. federal and state taxes. The U.S. Congress has in the past considered and is anticipated to continue to consider legislation affecting the tax treatment of companies that have undertaken certain types of expatriation transactions or companies' use of or relocation to offshore jurisdictions, including Bermuda. We continue to monitor such potential U.S. federal legislative proposals, as well as potential proposals relating to deductible payments from U.S. subsidiaries to foreign parents. Tax legislation may be introduced, passed, or modified by the U.S. Congress in the future that would have material adverse effects on us if enacted. Such adverse effects could include substantially reducing the tax benefits of our corporate structure, materially increasing our tax burden or otherwise materially adversely affecting our results of operations, financial condition, and cash flows.

  Negative Publicity

        There is continuing negative publicity regarding, and criticism of, companies' use of or relocation to offshore jurisdictions, including Bermuda. As a Bermuda company, this negative publicity could harm our reputation and impair our ability to generate new business if companies or governmental agencies decline to do business with us as a result of any perceived negative public image of Bermuda companies or the possibility of our customers receiving negative media attention from doing business with a Bermuda company.

  Legislation Relating to Governmental Contracts

        We expect the U.S. Congress to continue to consider implementation and/or expansion of policies that would restrict the federal and state governments from contracting with entities that move their corporate locations abroad. We are unable to predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments and increased regulatory scrutiny may have on our business. We are unable to predict whether the final form of any potential legislation discussed above also would affect our indirect sales to the U.S. federal or state governments or the willingness of our non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact of any proposed legislation in this area and cannot assure you that the impact will not be materially adverse to us.

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

  •
  extreme volatility in financial markets and market fluctuations caused by the global economic downturn and deterioration of credit conditions;

  •
  changes in earnings estimates by securities analysts or our ability to meet those estimates;

  •
  changes in accounting standards, policies, guidance, interpretations, or principles;

  •
  announcements by us or our competitors of significant acquisitions or dispositions; and

  •
  the operating and stock price performance of comparable companies.

         Certain provisions of our bye-laws may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that our shareholders might consider favorable.

        Our bye-laws contain provisions that could be considered "anti-takeover" provisions because they make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these bye-law provisions:

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

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate nearly 150 manufacturing, warehousing, and office locations in approximately 30 states in the United States. We also operate over 250 manufacturing, warehousing, and office locations in approximately 50 countries and territories outside the United States.

        We own approximately 18 million square feet of space and lease approximately 11 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in approximately 25 countries worldwide. These manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to low-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and through the migration of manufacturing to low-cost countries.

        Our centers of manufacturing output at September 26, 2008 included sites in the following countries:

	Number of Manufacturing Facilities
	Electronic Components	Network Solutions	Undersea Telecommunications	Wireless Systems	Total
Americas:
United States	24	3	1	1	29
Mexico	5	1	—	—	6
Brazil	1	—	—	—	1
Europe/Middle East/Africa:
United Kingdom	3	5	—	—	8
Germany	4	3	—	—	7
India	5	1	—	—	6
France	3	1	—	—	4
Switzerland	3	1	—	—	4
Spain	3	—	—	—	3
Belgium	1	1	—	—	2
Czech Republic	2	—	—	—	2
Ireland	—	1	—	1	2
Italy	2	—	—	—	2
Austria	1	—	—	—	1
Hungary	1	—	—	—	1
Poland	1	—	—	—	1
Portugal	1	—	—	—	1

	Number of Manufacturing Facilities
	Electronic Components	Network Solutions	Undersea Telecommunications	Wireless Systems	Total
Asia-Pacific:
China	13	2	—	—	15
Japan	3	—	—	—	3
Indonesia	—	1	—	—	1
Korea	1	—	—	—	1
Malaysia	—	1	—	—	1
New Zealand	1	—	—	—	1
Singapore	1	—	—	—	1
Thailand	—	1	—	—	1

Total	79	22	1	2	104

        We estimate that our manufacturing production by region in fiscal 2008 was approximately: Americas—30%, Europe/Middle East/Africa—40%, and Asia-Pacific—30%.

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

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement provided for the allocation among us, Tyco International, and Covidien of Tyco International's assets, liabilities, and obligations attributable to periods prior to our and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, we assumed the liability for, and control of, all pending and threatened legal matters at separation related to our own business or assumed or retained liabilities, and will indemnify the other parties for any liability arising out of or resulting from such assumed legal matters. Tyco Electronics will be responsible for 31% of certain potential liabilities that may arise from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien are responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Tyco International, Covidien, and us.

Tyco International Legal Proceedings

Securities Actions

  Securities Class Actions and Settlements

        As previously reported in our periodic filings, prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation.

        Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings. A consolidated securities class action complaint was filed in these proceedings, and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which we were responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed actions separately against Tyco International and/or Tyco International, Covidien, and us. Generally, the claims asserted by these plaintiffs include violations of the disclosure provisions of federal securities laws. Tyco International has advised us that it intends to vigorously defend any litigation resulting from opt-out claims. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out. One of the opt-out lawsuits was filed by certain BlackRock funds against Tyco International, Covidien and us. One of our directors, Robert M. Hernandez, is a trustee/director of certain of the BlackRock funds named as plaintiffs in the lawsuit. However, Mr. Hernandez was not informed and had no knowledge of the lawsuit because he had been recused from all discussions and decisions relating to the lawsuit. Mr. Hernandez will continue to recuse himself from any and all matters relating to the lawsuit in both his capacity as a director of Tyco Electronics and as a trustee/director of certain BlackRock funds.

        Two additional securities cases were settled in fiscal 2008, and since the end of fiscal 2008, two additional securities cases, Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd.,

et al., have been settled as described below. A few securities cases remain outstanding, including Stumpf v. Tyco International Ltd., et al., Jasin v. Tyco International Ltd., et al., and Hall v. Kozlowski, et al. Additionally, several cases asserting claims arising under ERISA remain outstanding.

        If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses under the terms of the Separation and Distribution Agreement, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, or cash flows.

  Securities Actions Not Covered by the Class Action Settlement or Other Settlements

        As previously reported in our periodic filings, an action entitled Hess v. Tyco International Ltd., et al. was filed on June 3, 2004 in the Superior Court of the State of California for the County of Los Angeles against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International. The complaint asserts claims of fraud, negligent representation, aiding and abetting breach of fiduciary duty, and breach of fiduciary duty in connection with, and subsequent to, an underlying settlement of litigation brought by shareholders in Progressive Angioplasty Systems, Inc. where the plaintiffs received Tyco International's stock as consideration. In November 2008, Tyco International entered into a definitive agreement to settle this action, and our allocated portion of the settlement amount under the Separation and Distribution Agreement is approximately $5 million.

        As previously reported in our periodic filings, on October 30, 2003, Stumpf v. Tyco International Ltd., et al. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act") and Sections 10(b) and 20(a) of the Exchange Act. This action is in the pre-trial stage.

        As previously reported in our periodic filings, an action entitled Sciallo v. Tyco International Ltd., et al. was filed on September 30, 2003 in the United States District Court for the Southern District of New York against defendants Tyco International and certain former Tyco International directors and executives. The complaint alleged plaintiffs traded U.S. Surgical stock options for Tyco International stock options when Tyco International acquired U.S. Surgical on October 1, 1998 and asserted causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, for common law fraud and negligence, and violation of New York General Business Law Section 349, which prohibits deceptive acts and practices in the conduct of any business. The Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. In November 2008, Tyco International entered into a definitive agreement to settle this action, and our allocated portion of the settlement amount under the Separation and Distribution Agreement is less than $1 million.

        As previously reported in our periodic filings, an action was filed on September 2, 2004 in the Court of Common Pleas for Dauphin County, Pennsylvania, entitled Jasin v. Tyco International Ltd., et al. This pro se plaintiff named as additional defendants Tyco International (U.S.) Inc. and certain of Tyco International's former executives. Plaintiff's complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act. Claims against the former executives also are asserted under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20A of the Exchange Act, as well as Sections 11, 12(a)(2) and 15 of the Securities Act. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing, and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. Tyco International removed the complaint to the United States District Court for the Middle District of Pennsylvania and

the Judicial Panel on Multidistrict Litigation transferred this action to the United States District Court for the District of New Hampshire. This action is in the pre-trial stage.

        As previously reported in our periodic filings, the Judicial Panel on Multidistrict Litigation transferred Hall v. Kozlowski, et al., an action relating to plaintiff's employment, 401(k) and pension plans, and ownership of Tyco International stock, to the United States District Court for the District of New Hampshire. This action is in the pre-trial stage.

  ERISA Litigation

        As previously reported in our periodic filings, Tyco International and certain of its current and former employees, officers, and directors have been named as defendants in eight class actions brought under ERISA. All eight actions were consolidated in the United States District Court for the District of New Hampshire. The consolidated complaint purports to bring claims on behalf of the Tyco International Retirement Savings and Investment Plans and the participants therein and alleges that the defendants breached their fiduciary duties under ERISA by negligently misrepresenting and negligently failing to disclose material information concerning, among other things, the following: related-party transactions and executive compensation; Tyco International's mergers and acquisitions and the accounting therefor, as well as allegedly undisclosed acquisitions; and misstatements of Tyco International's financial results. The complaint also asserts that the defendants breached their fiduciary duties by allowing the Plans to invest in Tyco International's shares when it was not a prudent investment. The complaints seek recovery of alleged plan losses arising from alleged breaches of fiduciary duties. On August 15, 2006, the court entered an order certifying a class "consisting of all Participants in the Plans for whose individual accounts the Plans purchased and/or held shares of Tyco Stock Fund at any time from August 12, 1998 to July 25, 2002." This action is in the pre-trial stage.

Investigations

        As previously reported in our periodic filings, Tyco International and others have received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised us that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to us. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, our share of such potential losses also is not estimable and may have a material adverse effect on our results of operations, financial position, or cash flows.

Compliance Matters

        As previously reported in our periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the FCPA, that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. To date, our baseline review has revealed that some of our former business practices may not comply with FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on our results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or us would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended September 26, 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Tyco Electronics' common shares are listed and traded on the New York Stock Exchange ("NYSE") and the Bermuda Stock Exchange under the symbol "TEL," and began trading on the NYSE on a "when-issued" basis on June 14, 2007 prior to Tyco Electronics' spin-off from Tyco International on June 29, 2007. The following table sets forth the high and low closing sales prices of Tyco Electronics' common shares as reported by the NYSE for the quarterly periods from and after June 14, 2007.

	Market Price Range
Fiscal Year Ended September 28, 2007	High	Low
Third Quarter (June 14, 2007 through June 29, 2007)	$39.75	$35.95
Fourth Quarter	40.30	32.45
Fiscal Year Ended September 26, 2008
First Quarter	$37.97	$31.36
Second Quarter	37.13	31.18
Third Quarter	40.12	34.04
Fourth Quarter	37.40	26.90

        The number of registered holders of Tyco Electronics' common shares at November 17, 2008 was 39,071.

Dividends

        The following table sets forth the dividends declared on Tyco Electronics' common shares for the quarterly periods presented below.

Fiscal Year Ended September 28, 2007	Dividend per Common Share
Fourth Quarter	$0.14
Fiscal Year Ended September 26, 2008
First Quarter	0.14
Second Quarter	0.14
Third Quarter	0.14
Fourth Quarter	0.16

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco Electronics' common shares against the cumulative return on the S&P 500 Index and the Dow Jones Wilshire

Electrical Components & Equipment Index, assuming investment of $100 on June 14, 2007, the first day of "when-issued" trading of Tyco Electronics' common shares on the NYSE prior to our separation from Tyco International on June 29, 2007, including the reinvestment of dividends, and the investment of $100 in the Indexes on May 31, 2007. The graph shows the cumulative total return as of the fiscal years ended September 28, 2007 and September 26, 2008. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common shares.

	6/14/07*	9/28/07	9/26/08
Tyco Electronics Ltd.	100.00	91.20	70.50
S&P 500	100.00	100.34	78.29
Dow Jones Wilshire Electrical Components & Equipment	100.00	100.72	76.90

*
$100 invested on 6/14/07 in Tyco Electronics' common shares or on 5/31/07 in Index—including reinvestment of dividends. Indexes calculated on month-end basis.

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we were required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the separation. During the fiscal quarter ended September 26, 2008, we issued 201,669 unregistered common shares upon the conversion of Tyco International convertible notes.

Equity Compensation Plan Information

        The following table provides information as of September 26, 2008 with respect to Tyco Electronics' common shares issuable under its equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	5,076,564	$39.39	19,766,888
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	23,766,736	$43.79

Total	28,843,300		19,766,888

(1)
The Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan") provides for the award of share options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 24,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)
Includes common shares that may be issued by Tyco Electronics pursuant to the Separation and Distribution Agreement under equity awards, including share options, restricted shares, restricted stock units, and deferred stock units, granted to current and former employees and directors of Tyco International Ltd. and its subsidiaries, which may include individuals currently or formerly employed by or serving with Tyco Electronics, Tyco International, or Covidien subsequent to the separation. See Note 24 to the Consolidated and Combined Financial Statements for additional information regarding these outstanding awards.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended September 26, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 28—July 25, 2008	3,210,671	$35.23	3,210,604	$268,747,820
July 26—August 29, 2008	4,370,064	33.25	4,370,064	873,445,780
August 30—September 26, 2008	4,905,043	28.98	4,904,744	731,320,097

Total	12,485,778	$32.08	12,485,412	$731,320,097

(1)
This column includes the following transactions which occurred during the fiscal quarter ended September 26, 2008:

(i)
the acquisition of 366 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans; and

(ii)
the purchase of 12,485,412 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
On July 28, 2008, our board of directors approved and authorized an increase of the share repurchase program from $1.25 billion to $2.0 billion. The share repurchase program authorizes the company to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents selected consolidated and combined financial and other operating data for Tyco Electronics. The consolidated and combined statement of operations data for fiscal 2008, 2007, and 2006 and the consolidated balance sheet data as of September 26, 2008 and September 28, 2007 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report. The combined statement of operations data for fiscal 2005 and 2004 and the combined balance sheet data as of September 29, 2006 and September 30, 2005 are derived from our audited combined financial statements not included elsewhere in this Annual Report. The combined balance sheet data as of September 30, 2004 is derived from our unaudited combined financial statements not included elsewhere in this Annual Report. The unaudited combined financial statements have been prepared on the same basis as the audited consolidated and combined financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

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

	As of or for Fiscal
	2008(1)	2007(2)(6)	2006(3)(6)	2005(4)(6)	2004(5)(6)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$14,834	$12,959	$11,811	$10,924	$10,079
Gross income	3,770	3,339	3,194	2,978	2,901
Litigation settlement, net	22	887	—	—	—
Separation costs	—	44	—	—	—
Restructuring and other charges (credits), net	185	92	7	(11)	(34)
Impairment of goodwill and long-lived assets	137	—	—	—	—
Gain on divestiture	—	—	—	(301)	—
Income from operations	1,746	716	1,742	1,961	1,574
Income (loss) from continuing operations	1,594	(178)	1,447	979	726
Income (loss) from discontinued operations, net of income taxes	188	(376)	(246)	154	36
Cumulative effect of accounting change, net of income taxes	—	—	(8)	11	—
Net income (loss)	$1,782	$(554)	$1,193	$1,144	$762
Per Share Data(7)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.30	$(0.36)	$2.91	$1.97	$1.46
Net income (loss)	3.69	(1.11)	2.40	2.30	1.53
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.28	$(0.36)	$2.91	$1.97	$1.46
Net income (loss)	3.67	(1.11)	2.40	2.30	1.53
Cash dividends per share	$0.58	$0.14	$—	$—	$—
Balance Sheet Data
Total current assets	$7,095	$9,996	$6,686	$6,339	$6,246
Total assets	21,600	23,688	19,091	18,473	18,789
Total current liabilities	3,332	6,204	3,167	3,188	3,004
Long-term debt and obligations under capital leases	3,161	3,373	3,371	3,816	5,208
Total equity	11,073	11,377	11,160	9,842	8,242
Working capital(8)	3,763	3,792	3,519	3,151	3,242
Other Operating Data
Capital expenditures	$619	$875	$519	$467	$384

(1)
Fiscal 2008 income from continuing operations includes net litigation settlement costs of $22 million, net restructuring and other charges of $185 million, impairment of goodwill and long-lived assets of $137 million, other income of $567 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $33 million related to the analysis and reconciliation of tax accounts. (See Notes 17, 4, 5, 20, and 19 to the Consolidated and Combined Financial Statements.) Fiscal 2008 net income includes $188 million of income, net of income taxes, from discontinued operations. (See Note 6 to the Consolidated and Combined Financial Statements.)

(2)
Fiscal 2007 loss from continuing operations includes net litigation settlement costs of $887 million, separation costs of $44 million, net restructuring and other charges of $92 million, and allocated loss on retirement of debt of $232 million. (See Notes 17, 3, 4, and 13 to the Consolidated and Combined Financial Statements.) Fiscal 2007 net loss includes $376 million of loss, net of income taxes, from discontinued operations. (See Note 6 to the Consolidated and Combined Financial Statements.)

(3)
Fiscal 2006 net income includes a $246 million loss, net of income taxes, from discontinued operations as well as an $8 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143." (See Notes 6 and 2 to the Consolidated and Combined Financial Statements.)

(4)
Fiscal 2005 income from continuing operations includes a $301 million gain on the divestiture of the Tyco Global Network as well as a $365 million loss on retirement of debt. Fiscal 2005 net income includes $154 million of income, net of income taxes, from discontinued operations and an $11 million gain, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the change in measurement date for pension and postretirement benefit plans.

(5)
Fiscal 2004 income from continuing operations includes $102 million of loss on retirement of debt. Fiscal 2004 net income includes $36 million of income, net of income taxes, from discontinued operations.

(6)
The Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses met the held for sale and discontinued operations criteria in fiscal 2008. As such, we have reclassified amounts previously reported to reflect these businesses as discontinued operations in all periods presented. For additional information regarding discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations" and Note 6 to the Consolidated and Combined Financial Statements.

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

        The Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded entity subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for periods prior to the Separation.

        Our Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation were allocated to us by Tyco International.

Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the periods presented. See Note 18 to the Consolidated and Combined Financial Statements for further information regarding allocations.

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

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by nearly 8,000 engineers, as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

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

  •
  continue to focus our existing portfolio;

  •
  improve operating margins; and

  •
  accelerate new product development through research and development excellence.

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Market conditions.  We have experienced sales growth that was driven by the continued increased use of electronics across the end markets that we serve. This sales growth was achieved despite industry pricing pressures. Over the periods shown, we have experienced price erosion of approximately 1% to 3%. We expect price erosion to continue in the future. The increase in our net sales for each fiscal year in the periods shown reflects volume increases that more than offset the impact of pricing pressures.

  •
  Raw material price increases.  We purchase approximately 200 million pounds of copper and approximately 220,000 troy ounces of gold annually. During the periods shown, the prices of these key raw materials, as well as the prices of certain other raw materials, have increased substantially. Copper prices remain high relative to historical levels, but the rate of increase has slowed over the past year. The following table illustrates the increase in average prices related to our most significant raw materials, copper and gold, during the periods presented:

		Fiscal Year
	Measure	2008	2007	2006
Copper	Lb.	$3.40	$3.20	$2.80
Gold	Troy oz.	$870	$653	$572
  •
  Foreign exchange.  Approximately 54% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in fiscal 2008 by major currencies invoiced was as follows:

U.S. Dollar	46%
Euro	32
Japanese Yen	7
Chinese Renminbi	3
Korean Won	3
British Pound Sterling	2
All others	7

Total	100%

  Economic Conditions

        Current instability in the worldwide financial markets, including volatility in and disruption of the credit markets, has resulted in uncertain economic conditions along with significant volatility in raw material costs and currency markets. Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. As a result of recent economic trends, we anticipate a 15% to 20% decrease in net sales in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of slowing demand in the consumer related end markets served by our Electronic Components segment. Specifically, the economic uncertainty has had the most pronounced effect in the automotive market, where major manufacturers in all regions have significantly reduced their production forecasts for the December quarter. As a result, we expect our automotive net sales to decline approximately 20% to 25% in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008.

        The decline in net sales coupled with anticipated unfavorable factory cost absorption will result in lower operating income in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. In addition, we utilize financial derivative instruments to manage our currency exposures related to operating costs. In early fiscal 2009, there has been significant volatility in certain eastern European currencies which has resulted in foreign currency losses of approximately $50 million primarily related to the mark-to-market of derivative financial instruments.

        We are monitoring the current environment and its potential effects on our customers and on the end markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. (See further discussion in

"Liquidity and Capital Resources—Capitalization.") A more severe and/or prolonged economic downturn could adversely affect our results of operations, financial condition, and cash flows.

  Discontinued Operations

        During fiscal 2008, our board of directors authorized us to pursue the divestiture of our Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, we also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. The proceeds received in both transactions are subject to final working capital adjustments.

        The divestiture of our Power Systems business was authorized during fiscal 2007. As a result, we assessed Power Systems' assets for impairment and determined that the book value of the Power Systems business exceeded its estimated fair value. We recorded a $585 million pre-tax impairment charge in fiscal 2007 in income (loss) from discontinued operations, net of income taxes on the Consolidated and Combined Statement of Operations. In fiscal 2008, we completed the sale of the Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        During fiscal 2006, we entered into a definitive agreement to divest our Printed Circuit Group business. In fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses have been included in discontinued operations in all periods presented in our Consolidated and Combined Financial Statements. Prior to reclassification to discontinued operations, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. Both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which has been renamed the Undersea Telecommunications segment. See Note 6 to the Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

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

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us to maintain our competitiveness in the industry. In connection with our manufacturing rationalization plan, we expect to incur restructuring charges of up to $200 million from fiscal 2009 through 2010.

  Class Action Settlement

        As previously reported, Tyco International settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members, including shares owned by the State of New Jersey pension funds mentioned below. A number of these individuals and entities have filed claims separately against Tyco International and/or Tyco International, Covidien, and us. Under the terms of the settlement, the plaintiffs agreed to release all claims against Tyco International, the other settling defendants, and ten other individuals in consideration for the payment of $2,975 million from Tyco International to the certified class.

        Under the terms of the Separation and Distribution Agreement entered into in connection with the Separation, each of Tyco International, Covidien, and Tyco Electronics are jointly and severally liable for the full amount of the class action settlement and any judgments resulting from opt-out claims. Additionally, under the Separation and Distribution Agreement, the companies shared in the liability and related escrow account, with Tyco International assuming 27%, Covidien 42%, and Tyco Electronics 31% of the settlement amount.

        In fiscal 2007, we were allocated a charge from Tyco International of $922 million, for which no tax benefit was available. In addition, in fiscal 2007, we were allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $887 million was recorded on the Consolidated and Combined Statement of Operations as litigation settlement, net. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that was payable to the class. In addition, interest was accrued on the class action settlement liability. At fiscal year end 2007, we reflected $928 million on the Consolidated Balance Sheet for our portion of the escrow. We also reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability on the Consolidated Balance Sheet at September 28, 2007.

        The finalization of the settlement in February 2008 resulted in the extinguishment of our class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Consolidated Balance Sheet in the second quarter of fiscal 2008. The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during fiscal 2008. It did not affect the cash balance on the Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

        The settlement did not resolve all securities cases, and several remain outstanding. In addition, the settlement did not resolve claims arising under the Employee Retirement Income Security Act ("ERISA") and the lawsuits arising thereunder. See "Part I. Item 3. Legal Proceedings" for additional information about these proceedings. If the unresolved securities proceedings, including the opt-out cases noted above, were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our financial position, results of operations, and cash flows.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, on April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein, which payment was made on June 2, 2008. In fiscal 2008, we recorded a charge of $23 million, for which no tax benefit was available. The charge represented our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement.

        As previously reported, on June 2, 2008, Tyco International entered into an agreement in principle with the trustee of various trusts that brought claims against Tyco International in the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., in the United States District Court for the District of New Hampshire, alleging, among other things, securities fraud in connection with Tyco International's acquisition in 1999 of AMP Incorporated. A definitive settlement agreement and release was executed on June 10, 2008. The settlement agreement and release set forth the terms pursuant to which the parties settled all claims between them that were raised or could have been raised in the litigation. The settlement agreement and release provided that Tyco International make a payment of $36 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, our net liability was approximately $11 million, with Tyco International and Covidien responsible for approximately $10 million and $15 million, respectively.

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

        We believe organic net sales growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management's perspective. We use organic net sales growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. Organic net sales growth is also a component of our compensation programs. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net sales growth in Results of Operations below utilizes organic net sales growth as management does internally. Because organic net sales growth calculations may vary among other companies, organic net sales growth amounts presented below may not be comparable with similarly titled measures of other companies. Organic net sales growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The primary limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by evaluating organic net sales growth in combination with our GAAP net sales. The tables presented in Results of Operations below provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

 Results of Operations

Consolidated and Combined Operations

        The following table sets forth certain items from our Consolidated and Combined Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	Fiscal
	2008		2007		2006
	($ in millions)
Net sales	$14,834	100.0%	$12,959	100.0%	$11,811	100.0%
Cost of sales	11,064	74.6	9,620	74.2	8,617	73.0
Gross income	3,770	25.4	3,339	25.8	3,194	27.0
Selling, general, and administrative expenses	1,680	11.3	1,600	12.3	1,445	12.2
Litigation settlement, net	22	0.1	887	6.8	—	—
Separation costs	—	—	44	0.3	—	—
Restructuring and other charges, net	185	1.2	92	0.7	7	0.1
Impairment of goodwill and long-lived assets	137	0.9	—	—	—	—
Income from operations	1,746	11.8	716	5.5	1,742	14.7
Interest income	32	0.2	53	0.4	48	0.4
Interest expense	(188)	(1.3)	(231)	(1.8)	(256)	(2.2)
Other income (expense), net	567	3.8	(219)	(1.7)	—	—
Income from continuing operations before income taxes and minority interest	2,157	14.5	319	2.5	1,534	13.0
Income taxes	(558)	(3.8)	(491)	(3.8)	(81)	(0.7)
Income (loss) from continuing operations	1,594	10.7	(178)	(1.4)	1,447	12.3
Income (loss) from discontinued operations, net of income taxes	188	1.3	(376)	(2.9)	(246)	(2.1)
Net income (loss)	$1,782	12.0%	$(554)	(4.3)%	$1,193	10.1%

         Net Sales.    Net sales increased $1,875 million, or 14.5%, to $14,834 million in fiscal 2008 from $12,959 million in fiscal 2007. In fiscal 2007, net sales increased $1,148 million, or 9.7%, to $12,959 million from $11,811 million in fiscal 2006. On an organic basis, net sales increased 7.9% in fiscal 2008, reflecting growth in all of our business segments with above Company average growth in our Undersea Telecommunications and Wireless Systems segments. Organic net sales increased 5.9% in fiscal 2007 as a result of strong growth in our Undersea Telecommunications segment and sales in international markets. Foreign currency exchange rates, primarily the Euro, favorably impacted net sales by $850 million, or 6.6%, in fiscal 2008 and $429 million, or 3.6%, in fiscal 2007. Price erosion adversely affected net sales by $191 million in fiscal 2008, $197 million in fiscal 2007, and $286 million in fiscal 2006. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2008	2007	2006
Americas	36%	35%	36%
Europe/Middle East/Africa (EMEA)	37	37	36
Asia-Pacific	27	28	28

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2008					2007
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
Americas(3)	$710	15.9%	$87	$797	17.9%	$173	4.1%	$101	$—	$274	6.5%
Europe/Middle East/Africa	116	2.4	583	699	14.5	227	5.3	308	17	552	12.9
Asia-Pacific	199	5.4	180	379	10.3	302	9.0	20	—	322	9.6

Total	$1,025	7.9%	$850	$1,875	14.5%	$702	5.9%	$429	$17	$1,148	9.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2008	2007	2006
Electronic Components	74%	78%	79%
Network Solutions	15	15	15
Undersea Telecommunications	8	4	3
Wireless Systems	3	3	3

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2008					2007
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
Electronic Components	$243	2.4%	$689	$932	9.2%	$375	4.0%	$333	$17	$725	7.7%
Network Solutions	116	6.1	150	266	14.0	61	3.5	96	—	157	9.0
Undersea Telecommunications	597	105.7	3	600	106.2	266	88.9	(1)	—	265	88.3
Wireless Systems	69	18.0	8	77	19.9	—	—	1	—	1	0.3

Total	$1,025	7.9%	$850	$1,875	14.5%	$702	5.9%	$429	$17	$1,148	9.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

         Gross Income.    Gross income increased $431 million in fiscal 2008 over fiscal 2007 primarily as a result of higher sales volume. Gross income as a percentage of net sales decreased by 40 basis points in fiscal 2008 as compared to fiscal 2007. We were negatively impacted by lower volume growth in certain consumer related end markets in our Electronic Components segment and significant growth in our Undersea Telecommunications segment which has a margin below our Company average.

        In fiscal 2007, gross income increased by $145 million over fiscal 2006; however, gross income as a percentage of net sales decreased by 120 basis points. Our margin percentage declined due to higher organic growth in lower margin markets such as Undersea Telecommunications. We also were negatively impacted by lower plant productivity in North America as a result of sales declines in that market by our Electronic Components segment in fiscal 2007.

         Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 11.3% in fiscal 2008 as compared to 12.3% in fiscal 2007. In fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding this gain, selling, general, and administrative expenses were lower as a percentage of sales in fiscal 2008 due to sales volume leverage of our overhead structure. In 2007, selling, general, and administrative expenses included allocated overhead expenses from Tyco International of $152 million. Also, we incurred costs of $41 million in fiscal 2007 related to building separate company functions. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date.

        Selling, general, and administrative expenses as a percentage of net sales were 12.3% and 12.2% in fiscal 2007 and 2006, respectively. Prior to Separation, selling, general, and administrative expenses included allocated overhead expenses from Tyco International, which decreased by $25 million to $152 million in fiscal 2007 as compared to $177 million in fiscal 2006. As discussed above, we incurred costs of $41 million in fiscal 2007 related to building separate company functions that did not exist in the prior fiscal year.

         Litigation Settlement, Net.    In fiscal 2008, we recorded a net charge of $22 million related to legacy securities litigation. A charge of $11 million, for which no tax benefit was available, was recorded in connection with Tyco International's settlement of previously disclosed securities litigation captioned Ballard v. Tyco International Ltd., et al. for $36 million. Also, in connection with Tyco International's settlement of securities litigation with the State of New Jersey for $73 million, we recorded a charge of $23 million, for which no tax benefit was available. These charges represent our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. Also, we recorded income of $12 million in fiscal 2008 related to Tyco International's recovery of certain costs from insurers.

        As discussed above in "Overview—Class Action Settlement," in connection with the class action settlement, we were allocated a net charge from Tyco International of $887 million in fiscal 2007.

        See Note 17 to the Consolidated and Combined Financial Statements for further information regarding the class action settlement and the settlement of legacy securities litigation.

         Separation Costs.    In connection with the Separation, we incurred costs of $44 million in fiscal 2007, primarily related to employee costs, including non-cash compensation expense of $11 million related to the modification of share option awards at Separation and $12 million related to the acceleration of restricted share award vesting as a result of Separation. See Note 24 to the Consolidated and Combined Financial Statements for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards.

         Restructuring and Other Charges, Net.    Net restructuring and other charges were $185 million in fiscal 2008 as compared to $92 million in fiscal 2007. Total charges, including amounts reflected in cost of sales, increased $97 million to $194 million in fiscal 2008 from $97 million in fiscal 2007. Increases resulted from our strategic priority to simplify our manufacturing footprint.

        During fiscal 2008 and 2007, we initiated restructuring actions primarily relating to the migration of product lines to low-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. Fiscal 2007 actions also related to the rationalization of a product line in the Wireless Systems segment. Restructuring charges recorded in both fiscal 2008 and 2007 primarily related to employee severance and benefits.

        See Note 4 to the Consolidated and Combined Financial Statements for further information regarding restructuring and other charges, net.

         Impairment of Goodwill and Long-Lived Assets.    During fiscal 2008, we recorded impairment charges of $137 million in the Electronic Components segment, consisting of a goodwill impairment of $103 million and long-lived asset impairment of $34 million. The goodwill impairment, which related to the Global Application and Tooling Division reporting unit, was incurred when the reporting unit experienced slower growth and profitability than management's previous expectations and lower future expectations in certain end markets. The long-lived asset impairment was comprised of $22 million related to the pending divestiture of our Battery Systems business and $12 million related to certain dedicated manufacturing lines serving the North American automotive market.

        In September 2008, our board of directors authorized management to proceed with strategic alternatives with respect to our Battery Systems business. Subsequent to fiscal year end 2008, we signed an agreement with a third party to sell this business for $30 million. Consequently, a pre-tax impairment charge of $22 million has been recorded in fiscal 2008 to write the carrying value of the assets and liabilities down to the fair value.

        See Notes 5 and 10 to the Consolidated and Combined Financial Statements for further information regarding the impairment of goodwill and long-lived assets.

         Income from Operations.    Income from operations was $1,746 million, or 11.8% of net sales, in fiscal 2008 as compared to $716 million, or 5.5% of net sales, in fiscal 2007. In fiscal 2008, restructuring related costs and legacy litigation expenses were $194 million and $22 million, respectively. Fiscal 2008 results also included $137 million of impairment charges and a $36 million gain on the sale of real estate. Fiscal 2007 results included $887 million of allocated net class action settlement charges, $44 million of separation costs, $41 million of costs related to building separate company functions, and $97 million of restructuring related and other charges. Excluding these items, higher sales levels drove the increases in income from operations. The increase as a percentage of net sales resulted from increased operating margin in our Undersea Telecommunications and Wireless Systems segments, primarily due to sales volume leverage of our overhead structure.

        Income from operations was $716 million, or 5.5% of net sales, in fiscal 2007 as compared to $1,742 million, or 14.7% of net sales, in fiscal 2006. The decline resulted primarily from allocated net class action settlement costs of $887 million in fiscal 2007 and a higher level of restructuring and other charges of $84 million related to our strategic initiative to simplify our manufacturing operations.

Results of Operations by Segment

  Electronic Components

	Fiscal
	2008	2007	2006
	($ in millions)
Net sales	$11,043	$10,111	$9,386
Income from operations	$1,287	$1,339	$1,404
Operating margin	11.7%	13.2%	15.0%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	Fiscal
	2008	2007	2006
Automotive	40%	39%	38%
Computer	9	11	12
Communications	9	8	8
Industrial	6	6	5
Aerospace and Defense	6	6	5
Appliance	5	5	5
Consumer Electronics	2	2	2
Other	23	23	25

Total	100%	100%	100%

    (1)
    Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2008					2007
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Acquisitions	Total
	($ in millions)
Automotive	$110	2.8%	$354	$464	11.8%	$192	5.4%	$176	$17	$385	10.8%
Computer	(66)	(6.2)	38	(28)	(2.6)	(43)	(3.9)	16	—	(27)	(2.4)
Communications	98	12.1	58	156	19.2	45	6.1	22	—	67	9.1
Industrial	87	15.0	55	142	24.5	53	11.5	17	—	70	15.2
Aerospace and Defense	51	8.7	30	81	13.9	54	10.6	15	—	69	13.5
Appliance	(9)	(1.8)	33	24	4.7	17	3.5	16	—	33	6.7
Consumer Electronics	(7)	(3.1)	12	5	2.3	22	11.7	3	—	25	13.4
Other	(21)	(0.9)	109	88	3.7	35	1.5	68	—	103	4.4

Total	$243	2.4%	$689	$932	9.2%	$375	4.0%	$333	$17	$725	7.7%

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

  Fiscal 2008 Compared to Fiscal 2007

        In fiscal 2008, Electronic Components' net sales increased $932 million, or 9.2%, to $11,043 million from $10,111 million in fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $689 million, or 6.8%, in fiscal 2008. Organic net sales growth of 2.4% in fiscal 2008 resulted from increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strongest in the industrial, communications, and aerospace and defense markets in fiscal 2008. Our organic net sales growth of 15.0% in the industrial market in fiscal 2008 over fiscal 2007 was due to global demand for products in the solar and oil and gas markets and investment in industrial equipment for emerging markets. In the communications market, our organic net sales growth of 12.1% in fiscal 2008 as compared to fiscal 2007 was primarily due to 28.8% growth in our sales of interconnect components to mobile phone manufacturers resulting from our strategic efforts to increase our market share as well as end market unit growth. Our organic net sales growth of 8.7% in the aerospace and defense market in fiscal 2008 as compared to fiscal 2007 was attributable to continued strong demand in this end market. In the automotive market, our organic net sales growth of 2.8% in fiscal 2008 over fiscal 2007 resulted from growth in the Asia-Pacific region of 12.2% and the EMEA region of 3.8% partially offset by a 17.0% decline in the North America region that was driven by continued reductions in production by automotive manufacturers. In the computer market, our organic net sales decline of 6.2% in fiscal 2008 as compared to fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately $57 million, and to be more selective in the new projects in which we participate.

        Electronic Components' operating income decreased $52 million, or 3.9%, to $1,287 million in fiscal 2008 from $1,339 million in fiscal 2007. In fiscal 2008, segment results included goodwill and long-lived asset impairment charges of $137 million and a gain on the sale of real estate of $36 million. In addition, Electronic Components incurred $33 million of costs in fiscal 2007 that related to our Separation from Tyco International. Excluding these items, higher sales were partially offset by higher raw material costs as well as increased restructuring costs of $112 million in fiscal 2008 over fiscal 2007.

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

        In fiscal 2007, Electronic Components' organic net sales growth by industry end market was strongest in the consumer electronics, industrial, and aerospace and defense end markets. Our organic growth of 11.7% in the consumer electronics market in fiscal 2007 as compared to fiscal 2006 resulted from continued strong consumer demand as well as our continued focus on this market. In the industrial market, our organic net sales growth of 11.5% in fiscal 2007 over fiscal 2006 resulted from strong demand globally as companies continued to invest in factory automation. In the aerospace and defense market, our organic net sales growth of 10.6% in fiscal 2007 over fiscal 2006 was driven primarily by strength in North America and Europe in the commercial aerospace market. Our organic net sales growth of 5.4% in the automotive market in fiscal 2007 over fiscal 2006 was attributable to growth in the Asia-Pacific region of 13.0% and the EMEA region of 5.4% partially offset by a decline in the North America region that was driven by reduced production by automotive manufacturers. Finally, in the computer market, our organic net sales declined 3.9% in fiscal 2007 as compared to fiscal 2006 due to a strategic decision to exit certain low-margin products which negatively impacted net sales by $83 million.

        Electronic Components' operating income decreased $65 million, or 4.6%, to $1,339 million in fiscal 2007 from $1,404 million in fiscal 2006. Benefits from higher sales and favorable foreign currency increases were reduced by lower productivity resulting from sales declines in North America primarily in automotive, housing related, and communications markets. Also, restructuring costs in fiscal 2007 increased $45 million as compared to fiscal 2006, and segment results included $33 million of costs in fiscal 2007 that related to our Separation from Tyco International that did not exist in fiscal 2006.

Network Solutions

	Fiscal
	2008	2007	2006
	($ in millions)
Net sales	$2,163	$1,897	$1,740
Income from operations	$254	$231	$268
Operating margin	11.7%	12.2%	15.4%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2008	2007	2006
Energy	45%	45%	44%
Communication Service Provider	27	28	31
Building Networks	25	24	22
Other	3	3	3

Total	100%	100%	100%

    (1)
    Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2008					2007
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$49	5.7%	$78	$127	15.0%	$43	5.7%	$47	$90	11.9%
Communication Service Provider	17	3.2	31	48	9.0	(41)	(7.4)	25	(16)	(2.9)
Building Networks	51	11.3	37	88	19.3	61	16.2	19	80	21.4
Other	(1)	(2.5)	4	3	4.9	(2)	(2.7)	5	3	5.0

Total	$116	6.1%	$150	$266	14.0%	$61	3.5%	$96	$157	9.0%

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

  Fiscal 2008 Compared to Fiscal 2007

        Network Solutions' net sales increased $266 million, or 14.0%, to $2,163 million in fiscal 2008 from $1,897 million in fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $150 million, or 7.9%, in fiscal 2008 over fiscal 2007. Organic net sales growth was $116 million, or 6.1%, in fiscal 2008 over fiscal 2007.

        On an organic basis, Network Solutions' organic net sales growth was strongest in the building networks industry end market in fiscal 2008 over fiscal 2007 with growth of 11.3% attributable to strong global demand for faster, higher capacity, and more secure networks. In the energy market, our organic net sales growth of 5.7% in fiscal 2008 as compared to fiscal 2007 was attributable to solid growth in

EMEA, Asia, and North America. In EMEA and North America, growth resulted from the upgrade of aging grids and the demand for alternate energy sources. In both Asia and EMEA, growth was due to the build-out of energy infrastructure in emerging markets. In the communication service provider market, our organic net sales growth of 3.2% in fiscal 2008 over fiscal 2007 reflects increased spending levels at certain U.S. carriers that more than offset declines in EMEA.

        Network Solutions' operating income increased $23 million, or 10.0%, to $254 million in fiscal 2008 from $231 million in fiscal 2007. The operating income increase resulted from increases in volume and decreased restructuring costs of $12 million partially offset by a lower margin product mix and lower productivity levels in fiscal 2008 as compared to fiscal 2007. In addition, Network Solutions incurred $5 million of costs in fiscal 2007 that related to our Separation from Tyco International.

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

        In fiscal 2007, Network Solutions' organic net sales growth was strong in the building networks and energy end markets; however, organic net sales declined in the communication service provider market. In the building networks market, our organic net sales growth of 16.2% in fiscal 2007 over fiscal 2006 resulted from higher pricing on copper cabling products as well as increases in non-residential construction spending and network upgrades in existing buildings. Our organic net sales growth of 5.7% in the energy market in fiscal 2007 as compared to fiscal 2006 resulted from solid growth in EMEA due to continued strong demand for high voltage products used to replace/upgrade aging grids in developed countries. On an organic basis, net sales decreased 7.4% in the communication service provider market in fiscal 2007, reflecting a pause in spending on fiber network deployments by certain operators compared to strong sales in fiscal 2006 due to hurricane-related spending in the Americas and the accelerated build-out of fiber networks by certain operators in Europe.

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

  Undersea Telecommunications

	Fiscal
	2008	2007	2006
	($ in millions)
Net sales	$1,165	$565	$300
Income from operations	$160	$38	$15
Operating margin	13.7%	6.7%	5.0%

  Fiscal 2008 Compared to Fiscal 2007

        In fiscal 2008, Undersea Telecommunications' net sales increased $600 million, or 106.2%, to $1,165 million from $565 million in fiscal 2007. This growth was attributable to our execution of the construction of a transoceanic system that connects the U.S. and China, as well as several other projects, including large projects in Asia, Africa, North America, and Europe. Foreign currency exchange rates had a minimal impact on net sales.

        With the completion of the transoceanic system linking the U.S. and China, we currently expect a decline in fiscal 2009 net sales as compared to fiscal 2008; however, activity in this market remains strong, especially in Asia and emerging markets where broadband requirements continue to increase. We expect that new projects will partially offset the reduction caused by the completion of the transoceanic system.

        In fiscal 2008, Undersea Telecommunications' operating income increased $122 million to $160 million from $38 million in fiscal 2007 as a result of increased volumes and improved operating leverage. Segment results included $1 million of costs in fiscal 2007 that related to our Separation from Tyco International.

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

        Undersea Telecommunications had operating income of $38 million in fiscal 2007 as compared to $15 million in fiscal 2006 primarily as a result of increases in sales. Restructuring costs in fiscal 2007 increased $9 million as compared to fiscal 2006, and segment results included $1 million of costs in fiscal 2007 that related to our Separation from Tyco International that did not exist in fiscal 2006.

  Wireless Systems

	Fiscal
	2008	2007	2006
	($ in millions)
Net sales	$463	$386	$385
Income from operations	$67	$39	$55
Operating margin	14.5%	10.1%	14.3%

  Fiscal 2008 Compared to Fiscal 2007

        Wireless Systems' net sales increased $77 million, or 19.9%, to $463 million in fiscal 2008 from $386 million in fiscal 2007. Approximately $8 million, or 1.9%, of the increase was due to the strengthening of certain foreign currencies in fiscal 2008 as compared to fiscal 2007. Organic net sales growth of 18.0% in fiscal 2008 resulted primarily from higher radio sales related to federally mandated re-banding efforts, as well as the continued migration from analog to digital systems.

        Wireless Systems' operating income increased $28 million, or 71.8%, to $67 million in fiscal 2008 from $39 million in fiscal 2007. The increase was the result of higher sales volumes and favorable sales mix in fiscal 2008 as compared to fiscal 2007. Also, segment results included $3 million of restructuring costs and $2 million of costs that related to our Separation from Tyco International in fiscal 2007.

  Fiscal 2007 Compared to Fiscal 2006

        In fiscal 2007, Wireless Systems' net sales increased $1 million to $386 million from $385 million in fiscal 2006. Organic net sales were flat in fiscal 2007 as compared to fiscal 2006 as increases in government spending in the public safety market offset reduced demand for equipment related to public safety channel re-banding programs. The impact of foreign currency exchange rates was minimal.

        In fiscal 2007, Wireless Systems' operating income decreased $16 million, or 29.1%, to $39 million from $55 million in fiscal 2006. Increased engineering and selling investment in fiscal 2007 as compared to fiscal 2006 negatively impacted operating income. In addition, operating income was negatively impacted by increased restructuring costs of $4 million in fiscal 2007 as compared to fiscal 2006 and

$2 million of costs related to our Separation from Tyco International in fiscal 2007 that did not exist in fiscal 2006.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $156 million in fiscal 2008, as compared to $178 million in fiscal 2007 and $208 million in fiscal 2006. The decrease of $22 million, or 12.4%, in fiscal 2008 from fiscal 2007 was driven by lower average debt levels. The decrease of $30 million, or 14.4%, in fiscal 2007 from fiscal 2006 was also driven by lower average debt levels. In fiscal 2007, decreases in net interest expense allocated by Tyco International were partially offset by interest incurred on our unsecured senior bridge loan and unsecured senior revolving credit facilities.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During fiscal 2007 and 2006, we were allocated net interest expense of $130 million and $201 million, respectively, which included the impact of Tyco International's interest rate swaps. Management believes the net interest expense allocation basis was reasonable; however, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for these periods.

  Other Income (Expense), Net

        In fiscal 2008, we recorded other income of $567 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $545 million related to certain incremental tax liabilities recorded in connection with the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See Notes 2 and 19 to the Consolidated and Combined Financial Statements for additional information regarding the adoption of FIN 48. For further information regarding the Tax Sharing Agreement, see Notes 17 and 18 to the Consolidated and Combined Financial Statements.

        Net other expense of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 13 to the Consolidated and Combined Financial Statements for additional information. Additionally, in fiscal 2007, we recorded other income of $13 million associated with Tyco International's and Covidien's share of certain contingent tax liabilities relating to unresolved tax matters of legacy Tyco International.

  Income Taxes

        Our effective income tax rate was 25.9% for fiscal 2008 and includes a benefit of $198 million primarily related to the pre-tax income of $545 million recognized in connection with our adoption of FIN 48, for which no tax was provided. The effective tax rate was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain legacy tax issues. In addition, the effective tax rate for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

        Our effective tax rate for fiscal 2007 includes the effects of the pre-tax charges recorded in connection with the allocated class action settlement and loss on retirement of debt for which no tax benefits were recorded. These impacts on the effective tax rate in fiscal 2007 were $312 million and $81 million, respectively. In addition, the fiscal 2007 effective tax rate reflects tax detriments related to increased borrowings in order to fund the class action settlement escrow and our Separation from Tyco International.

        Our effective income tax rate was 5.3% for fiscal 2006. The effective tax rate in fiscal 2006 includes a net release of $268 million of deferred tax asset valuation allowances recorded in connection with improved profitability in certain jurisdictions, principally the U.S. Our U.S. results of operations in fiscal 2006 combined with other available evidence, including projections of future taxable income, indicated that it is more likely than not we will realize additional deferred tax assets in the future, and accordingly, the related valuation allowances were reduced. In addition to the valuation allowance release, effective tax rate was impacted by a $39 million state tax benefit recognized in fiscal 2006, primarily related to the Tyco Global Network divestiture, as well as $87 million of tax benefits associated with the receipt of a favorable non-U.S. tax ruling permitting the deduction of historical debt retirement costs.

        The valuation allowance for deferred tax assets of $873 million and $703 million at fiscal year end 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the provisions of FIN 48, we recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheets as payment is not expected within one year.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal year 2009. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 26, 2008, certain subsidiaries had approximately $10 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $188 million in fiscal 2008, and loss from discontinued operations was $376 million and $246 million in fiscal 2007 and 2006, respectively.

        During fiscal 2008, our board of directors authorized us to pursue the divestiture of our Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, we also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. The proceeds received in both transactions are subject to final working capital adjustments.

        During fiscal 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        During fiscal 2007, the divestiture of our Power Systems business was authorized, and in connection with the approval, we recorded a $585 million pre-tax impairment charge. Also, in fiscal 2007, we completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        During fiscal 2006, we recorded a goodwill impairment of $316 million related to the Radio Frequency Components and Subsystem and Automotive Radar Sensors reporting units, which were reporting units in the Wireless Systems segment prior to reclassification to discontinued operations.

        See Note 6 to the Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

  Cumulative Effect of Accounting Change

        During fiscal 2006, we adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." Accordingly, we have recognized asset retirement obligations of $16 million and net property, plant, and equipment of $4 million in our Combined Balance Sheet at fiscal year end 2006. In addition, we recorded a cumulative effect of accounting change which resulted in an $8 million after-tax, $12 million pre-tax, loss. See Note 2 to the Consolidated and Combined Financial Statements for more information on FIN 47.

 Liquidity and Capital Resources

        The following table summarizes the sources and uses of our cash flow from continuing operating activities for fiscal 2008, 2007, and 2006:

	Fiscal
	2008	2007	2006
	(in millions)
Income from operations	$1,746	$716	$1,742
Class action settlement	(936)	887	—
Non-cash restructuring and other charges, net	47	23	4
Depreciation and amortization	559	514	459
Deferred income taxes	174	163	(14)
Provisions for losses on accounts receivable and inventory	41	82	62
Impairment of goodwill and long-lived assets	137	—	—
Other, net	38	(15)	6
Income tax advance payment	—	(163)	—
Changes in assets and liabilities, net	(78)	(30)	(346)
Interest income	32	53	48
Interest expense	(188)	(231)	(256)
Income tax expense	(558)	(491)	(81)

Net cash provided by continuing operating activities	$1,014	$1,508	$1,624

Other cash flow items:
Capital expenditures	$(619)	$(875)	$(519)
Proceeds from divestiture of businesses	571	227	—
Payment of common dividends	(271)	—	—
Repurchase of common shares	(1,242)	—	—

        Net cash provided by continuing operating activities in fiscal 2008 was $1,014 million as compared to $1,508 million in fiscal 2007. The decline in fiscal 2008 was driven by the class action settlement of $936 million. As discussed above, the finalization of the class action settlement in the second quarter of fiscal 2008 resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities. It did not affect the cash balance on the Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability. Also, in fiscal 2007, cash from continuing operating activities was negatively impacted by a $163 million advance tax payment to the Internal Revenue Service ("IRS") for legacy tax liabilities.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $256 million in fiscal 2008 to $619 million as compared to $875 million in fiscal 2007. During fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure. We expect long-term capital investment levels of approximately 4% to 5% of net sales each year.

        In fiscal 2008, we received net cash proceeds of $102 million, $427 million, and $42 million related to the sale of the Power Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses, respectively. In fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business. Also, during fiscal 2007, we funded our portion of the class action settlement escrow for $928 million. Related net class action settlement costs of $887 million were recognized in fiscal 2007.

        The amount of pension and postretirement benefit contributions reflected in fiscal 2008, 2007, and 2006 were $77 million, $71 million, and $69 million, respectively. We anticipate pension contributions to be $70 million to $80 million per year on an ongoing basis before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2008, 2007, and 2006 was $369 million, $450 million, and $274 million, respectively. The amount of income taxes paid, net of refunds, during fiscal 2007 included the $163 million related to the advance payment to the IRS for legacy tax liabilities.

  Capitalization

        Total debt at fiscal year end 2008 and 2007 was $3,181 million and $3,378 million, respectively. See Note 13 to the Consolidated and Combined Financial Statements for additional information regarding debt.

        During September 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, issued $800 million principal amount of 6.00% senior notes due 2012, $750 million principal amount of 6.55% senior notes due 2017, and $500 million principal amount of 7.125% senior notes due 2037. In connection with the issuance of the senior notes, we and TEGSA entered into a registration rights agreement with the initial purchasers under which we and TEGSA agreed, for the benefit of the holders of the senior notes, to file with the SEC an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008, and the exchange offer was completed on May 20, 2008, meeting the registration requirements.

        During July 2008, TEGSA issued $300 million principal amount of 5.95% senior notes due 2014. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008. Interest on the notes accrues from their date of issuance at a rate of 5.95% per year and is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all of the existing and future senior debt and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance were approximately $298 million.

        In July 2008, a wholly-owned subsidiary of TEGSA issued $100 million principal amount of profit sharing notes with an initial maturity date of 2010. Remuneration on the notes is paid quarterly, commencing on October 15, 2008, based on the after tax profits of the TEGSA subsidiary, with quarterly remuneration not to exceed 0.9615% of the outstanding principal.

        As of September 28, 2007, TEGSA had $550 million of indebtedness outstanding under its unsecured senior bridge loan facility, which bore interest at the rate of 5.47%. During fiscal 2008, we paid off all balances and cancelled all commitments under the unsecured senior bridge loan facility.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility. The commitments under the revolving credit facility total $1,500 million; however, $75 million of these commitments are from a subsidiary of Lehman Brothers Holdings Inc. Due to the Chapter 11 bankruptcy filing by Lehman Brothers Holdings Inc. in September 2008, we believe it is unlikely that this $75 million commitment will be honored. Accordingly, our useable commitments under the five-year unsecured senior revolving credit facility are likely $1,425 million. Borrowings under the five-year unsecured senior revolving credit facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings.

        As of September 28, 2007, TEGSA had $700 million of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. In July 2008, all amounts outstanding under the five-year unsecured senior revolving credit facility were paid off with proceeds from the issuance of the $300 million principal amount of 5.95% senior notes and $100 million principal amount of profit sharing notes, as well as cash from operations.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act, as part of our ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of fiscal year end 2008, TEGSA had $647 million of commercial paper outstanding at an average interest rate of 4.01%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, commercial paper, and profit sharing notes are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Our debt agreements contain financial and other customary covenants. None of these covenants are presently considered restrictive to our operations. As of September 26, 2008, we were in compliance with all of our debt covenants.

        In September 2008, our board of directors declared a regular quarterly cash dividend of $0.16 per common share. The dividend was paid on November 4, 2008. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of Bermuda law, contractual restrictions, and other factors that the board of directors may deem relevant.

        In September 2007, our board of directors authorized a share repurchase program of $750 million to purchase a portion of our outstanding common shares. Our board of directors authorized an increase in the share repurchase program from $750 million to $1,250 million in March 2008 and an additional increase in the program from $1,250 million to $2,000 million in July 2008. In fiscal 2008, we repurchased approximately 37 million common shares for $1,269 million under this program, of which $1,242 million was paid as of September 26, 2008. No common shares were repurchased under this program in fiscal 2007.

        On September 19, 2005, we were awarded a contract to build and operate the statewide private radio system for the State of New York. Under the contractual terms, this is a twenty-year contract that requires us to build the network and lease it to the State. As we build the network over the next five years, we will need to invest approximately $500 to $550 million. As of September 26, 2008, we have invested $56 million, which is included primarily in inventory on our Consolidated Balance Sheet.

        On August 29, 2008, we were served by the State of New York with a default notice related to the first regional network, pursuant to the contract. Under the contract, we had 45 days to rectify the deficiencies noted by the State. We believe that these deficiencies have been remediated and the system is operating in accordance with the contract specifications. On October 16, 2008, we certified the system ready for testing and presented our conclusions to the State of New York. The State's testing is scheduled to occur in November and December 2008. The level of investment in fiscal 2009 will be dependent upon the conclusion of the State's testing. We estimate that our investment in fiscal 2009 will not exceed $100 million.

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and our ability to access the capital markets, money markets, or other sources of financing, as well as the capacity and terms of our financing arrangements which are discussed above. We believe that cash from operations and, to the extent necessary, these other sources of potential funding are sufficient to meet our anticipated capital needs. Although we have been able to issue commercial paper, to the extent that market instability causes interruptions to the commercial paper market, we may elect to borrow under our five-year unsecured senior revolving credit facility. Our liquidity has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings will not be impacted by the ongoing credit market instability. We will continue to monitor the market in order to respond to changing conditions.

 Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payments obligations under non-cancelable leases, and other obligations at fiscal year end 2008.

		Payments due by fiscal year
	Total	2009	2010	2011	2012	2013	There-after
	(in millions)
Debt(1)(2)	$3,181	$667	$101	$1	$—	$858	$1,554
Operating leases	483	118	88	67	46	37	127
Purchase obligations(3)	128	128	—	—	—	—	—

Total contractual cash obligations(4)	$3,792	$913	$189	$68	$46	$895	$1,681

(1)
Excludes interest.

(2)
Our outstanding commercial paper of $647 million at September 26, 2008 is classified as long-term as borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility. On the maturity schedule above, the $647 million is presented as maturing in fiscal 2009.

(3)
Purchase obligations consist of commitments for purchases of goods and services.

(4)
Total contractual cash obligations in the table above exclude pension and postretirement benefit obligations, income taxes, and other long-term liabilities.

  We have pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $83 million to pension and postretirement benefit plans in fiscal 2009 and $70 million to $80 million per year on an ongoing basis, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 16 to the Consolidated and Combined Financial Statements.

  Income taxes and other long-term liabilities are excluded from the table above as we are unable to estimate the timing of payment for these items.

        At September 26, 2008, we had outstanding letters of credit and letters of guarantee in the amount of $338 million.

        At September 26, 2008, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Consolidated and Combined Financial Statements as the amount of this contingency is not currently estimable.

  Income Tax Matters

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

        Prior to Separation, certain of our subsidiaries filed combined tax returns with Tyco International. Those and other of our income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to Tyco Electronics entities, have been recorded in our Consolidated and Combined Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized in the Consolidated and Combined Financial Statements. See Note 14 to the Consolidated and Combined Financial Statements for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact of $458 million which was paid by Tyco International during fiscal 2007. Our portion of this payment reduced income taxes on the Consolidated Balance Sheet by $163 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions.

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded in our Consolidated and Combined Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, we recorded a $225 million decrease in income tax liabilities, a $42 million decrease in deferred tax assets, a $140 million decrease in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco

International and Covidien, and a $14 million charge to contributed surplus. See Note 14 to the Consolidated and Combined Financial Statements for additional information regarding the indemnification liability to Tyco International and Covidien. In addition, in fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and our subsidiaries. As a result, we recorded a $66 million decrease in income tax liabilities with a corresponding offset to the income tax receivable, a $44 million decrease in the receivable from Tyco International and Covidien and a $42 million decrease in the payable to Tyco International and Covidien pursuant to the Tax Sharing Agreement, a $30 million increase in contributed surplus, and a $32 million net adjustment to other related tax accounts. As our tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the Separation.

  Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part I. Item 3. Legal Proceedings" and Note 17 to the Consolidated and Combined Financial Statements for further information regarding legal proceedings.

        Prior to the announcement of the planned separation in January 2006, Tyco International and certain former directors and officers were named as defendants in several lawsuits relating to securities class action, shareholder lawsuits, and ERISA related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of any remaining pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement among Tyco International, Tyco Electronics, and Covidien.

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2009 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance. We believe the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions; however, we have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial position, or cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 17 to the Consolidated and Combined Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our Separation from Tyco International in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and accordingly, liabilities amounting to $339 million were recorded on the Consolidated Balance Sheet at September 26, 2008. See Notes 14 and 17 to the Consolidated and Combined Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 14 to the Consolidated and Combined Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the Consolidated and Combined Financial Statements. The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

  Revenue Recognition

        Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and SAB No. 104, "Revenue Recognition," as issued by the SEC and other applicable guidance.

        Our revenues are generated principally from the sale of our products. Revenue from the sales of products is recognized at the time title and the risks and rewards of ownership pass. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is established at the time of sale based on historical experience and is recorded as a reduction of sales.

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage of completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within our Undersea Telecommunications and Wireless Systems segments.

  Inventories

        Inventories are stated at the lower of cost or market value. Provisions for slow moving and obsolete inventory are made based upon product demand and historical experience. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized on a straight-line basis. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess intangible assets with a determinable life for impairment consistent with our policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors, and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated.

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

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analyses. These approaches incorporate many assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

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

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal, and international pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the provisions of FIN 48, we recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheets as payment is not expected within one year.

  Pension and Postretirement Benefit

        Our pension expense and obligations are developed from actuarial assumptions. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by $101 million, while a 25 basis point increase in the discount rate would decrease our present value of pension obligations by $97 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. During the year, our Investment Committee made the decision to change the target asset allocation of the U.S. Plans' Master Trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008 and is expected to be completed in fiscal 2010. As a result of this change, we are lowering the fiscal 2009 expected return on plan assets for our U.S. pension plans by 0.44 percentage points to 7.55%. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by $11 million, while a 50 basis point increase in the expected long-term return on plan assets would decrease our pension expense by $11 million. Concerns about deterioration in the global economy, together with the current credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans' investment portfolios. A decrease in the value of our pension plans' investment portfolios could have an adverse affect on our results of operations, financial condition, and cash flows.

  Share-Based Compensation

        We adopted SFAS No. 123R, "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, we determine the fair value of share awards on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. (See Note 24 to the Consolidated and Combined Financial Statements for additional information related to share-based compensation.) An increase in the volatility of the Company's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Adoption of the standard did not have any impact on our Consolidated and Combined Financial Statements.

        In June 2006, the FASB issued FIN 48. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, we recorded a net increase in contingent tax liabilities of $1,197 million, an increase in deferred tax assets of $648 million, and a corresponding decrease in the opening balance of accumulated earnings of $549 million. See Note 19 to the Consolidated and Combined Financial Statements for additional information regarding income taxes and the adoption of FIN 48.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We currently use a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The measurement date provisions will become effective for us in fiscal 2009. We are currently assessing the impact of the measurement date change provisions on our results of operations, financial position, or cash flows. We adopted the funded status recognition provisions at September 28, 2007. The incremental effects of adopting the standard on the Consolidated Balance Sheet were increases of $386 million in long-term pension and postretirement benefit liabilities, $16 million in accrued and other current liabilities, and $55 million in other assets. The impact of adoption also resulted in additional net deferred tax assets of $122 million. The impact of adoption to accumulated other comprehensive income, a component of equity, was a reduction of $225 million. There was no impact on pension or other postretirement benefit expense, cash flows, or benefits plans in fiscal 2007. On-going compliance with the standard will not impact pension or other postretirement benefit expense, cash flows, or benefit plans. See Note 16 to the Consolidated and Combined Financial Statements for further discussion of the implementation of the recognition provisions of SFAS No. 158.

        In September 2006, the SEC issued SAB No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on evaluating the materiality of prior periods' misstatements, quantifying the effects of correcting misstatements in the current period, and criteria for restatement of prior periods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted this guidance effective for fiscal 2007. The adoption did not have a material impact on our results of operations, financial position, or cash flows.

  Recently Issued Accounting Pronouncements

        In October 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active." FSP No. FAS 157-3 clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. FSP No. FAS 157-3 is effective for us in the first quarter of fiscal 2009. The adoption of FSP No. FAS 157-3 will not have a significant impact on our results of operations, financial position, or cash flows.

        In June 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. FSP No. EITF 03-6-1 is effective for us in the first quarter of fiscal

2010. We do not expect that adoption of FSP No. EITF 03-6-1 will have a material impact on our Consolidated and Combined Financial Statements.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We plan to adopt SFAS No. 161 in the second quarter of fiscal 2009. We are currently assessing the impact that SFAS No. 161 will have on our Consolidated and Combined Financial Statements.

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

        In June 2007, the FASB EITF issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to our excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for us in the first quarter of fiscal 2009. The adoption of EITF 06-11 will not have a significant impact on our results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for us in the first quarter of fiscal 2009. We do not expect to use the fair value election for any existing assets or liabilities as of the date of adoption. The adoption of SFAS No. 159 will not have a significant impact on our results of operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for us in the first quarter of fiscal 2009. The adoption of SFAS No. 157 will not have a significant impact on our results of operations, financial position, or cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position is routinely subject to a variety of risks, including market risks associated with interest rate and currency movements on outstanding debt and non-U.S. dollar denominated assets and liabilities and commodity price movements. We utilize established risk management policies and procedures in executing derivative financial instrument transactions to manage a portion of these risks.

        We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forwards and swaps. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and forecasted transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the September 26, 2008 market rates would increase the unrealized value of our forward contracts by $95 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $116 million. A 10% appreciation of the U.S. dollar from the September 28, 2007 market rates would increase the unrealized value of our forward contracts by $59 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $72 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

        We issue debt, from time to time, in capital markets to fund our operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, we have used and may use in the future interest rate swaps to convert a portion of the fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of the variable rate debt into fixed-rate debt (cash flow hedges). At September 26, 2008, we had outstanding interest rate swaps designated as fair value hedges on $300 million principal amount of our 6.55% senior notes and $200 million principal amount of our 6.00% senior notes. At September 28, 2007, we had no outstanding interest rate swaps. Based on our floating rate debt balances of $1,147 million and $1,250 million at September 26, 2008 and September 28, 2007, respectively, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $6 million.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we have used and may use in the future forward or option contracts. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next twelve to twenty-four months and periodically enter into commodity forward or option contracts in order to hedge a portion of usage requirements over that period. At September 26, 2008, we had entered into commodity forward contracts, specifically related to gold, designated as cash flow hedges for a notional value of $21 million. A 10% appreciation of the price of a troy ounce of gold from the September 26, 2008 prices would increase the unrealized value of our forward contracts by $2 million, while a 10% depreciation of prices would decrease the unrealized value of our forward contracts by $2 million.

        See Note 15 to the Consolidated and Combined Financial Statements for additional information on financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated and Combined Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated and Combined Statements of Operations for the Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

    Consolidated Balance Sheets at September 26, 2008 and September 28, 2007

    Consolidated and Combined Statements of Equity for the Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

    Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 26, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 26, 2008, because of the material weakness in our internal control over financial reporting related to accounting for income taxes described in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007 and in Management's Report on Internal Control Over Financial Reporting below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We previously disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes. Subsequent to the filing of our combined financial statements for fiscal 2006, 2005, and 2004 in the initial filing of our registration statement with the SEC, we determined that our combined financial statements contained certain errors. The errors primarily resulted from the process of carving out certain income tax accounts from Tyco International's consolidated financial statements and related information. We substantially relied upon the processes at Tyco International to prepare our carve-out accounts for income taxes. We determined that certain of those tax processes utilized by Tyco International in determining certain carve out amounts for income taxes did not operate at a sufficient level of precision relative to our materiality for us to ensure that the carve-out accounts were materially correct. We also determined that we did not have sufficient control processes in place to ensure that the information provided by Tyco International was complete and accurate and concluded that the absence of these control processes was a material weakness in our internal control over financial reporting relating to income taxes.

        As of September 26, 2008, management has concluded that recently enhanced resources and processes related to this previously identified material weakness have not been operating for a sufficient period of time and, accordingly, has further concluded that our internal control over financial reporting was not effective as of September 26, 2008.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 26, 2008, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        We have enhanced our tax accounting resources and capabilities to remediate the material weakness indicated above, and have implemented new control processes and procedures over the past several months. Improvements to our control processes included the following:

  •
  We implemented appropriately designed processes and controls and instituted multi-level management reviews.

  •
  We completed analysis and reconciliation of our tax accounts and recorded necessary adjustments while implementing sustainable reconciliation processes to ensure continued accuracy of these accounts.

  •
  We enhanced policies and procedures relating to tax account reconciliation and analysis.

  •
  We expanded tax accounting resources at both the corporate and regional levels with personnel experienced in accounting for income taxes in accordance with U.S. GAAP.

  •
  We conducted training for both existing and newly hired tax accountants along with other accounting and finance personnel who are responsible for analyzing, documenting and accounting for taxes in their jurisdiction.

  •
  We increased accountability for accounting for income taxes by recording tax accounting at the legal entity, developed and communicated clear responsibilities and expectations, and implemented a multi-level review process.

  •
  We invested in additional information systems to improve control around newly implemented processes and enable more effective review.

        Although we believe that the improvements in our control processes as designed are adequate to remediate the material weakness, we will not consider the material weakness to be remediated until the new processes operate for a sufficient period of time, and we are confident that they are operating effectively.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Proposal Number One: Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders (the "2009 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2009 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2009 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2009 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" is incorporated herein by reference. See "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" for information about securities authorized for issuance under equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2009 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2009 Proxy Statement set forth under the captions "Proposal Number Three: Appointment of Independent Auditor and Authorization of Audit Committee to Set Remuneration of Independent Auditor," "Fees Paid to Independent Auditor," and "Policy for the Pre-Approval of Audit and Non-Audit Services" is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

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
4.1(a)
Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(a) to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)
4.1(b)
First Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(b) to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)
4.1(c)
Second Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(c) to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)
4.1(d)
Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(d) to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)
4.1(e)
Fourth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 14, 2008 (Incorporated by reference to Exhibit 4.1 to Tyco Electronics' Current Report on Form 8-K, filed July 14, 2008)
10.1
Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)

Exhibit Number	Description
10.2	Five-Year Senior Credit Agreement among Tyco International Ltd., Tyco Electronics Group S.A., Tyco Electronics Ltd., the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of April 25, 2007 (Incorporated by reference to Exhibit 10.4 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.3
Guarantor Assumption Agreement between Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.4	Tyco Electronics Ltd. 2007 Stock and Incentive Plan (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Registration Statement on Form S-8, filed July 5, 2007)‡
10.5	Tyco Electronics Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Registration Statement on Form S-8, filed July 5, 2007)‡
10.6	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.7
Form of Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.11 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.8	Form of Founders' Grant Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.8 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.9
Form of Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.13 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.10
Tyco Electronics Ltd. Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007)‡
10.11	Tyco Electronics Ltd. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007) ‡
10.12
Tyco Electronics Ltd. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.16 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.13	Tyco Electronics Corporation Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.3 to Tyco Electronics' Current Report on Form 8-K, filed November 9, 2007) ‡
10.14
Tyco Electronics Ltd. UK Savings Related Share Plan (Incorporated by reference to Exhibit 10.23 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)

Exhibit Number	Description
10.16	Amendment to Tyco Electronics Ltd. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to Tyco Electronics' Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2007, filed February 7, 2008)‡
10.17
Consulting Agreement between Tyco Electronics Ltd. and Juergen Gromer, dated as of January 15, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed January 22, 2008)
10.18
Stock and Asset Purchase Agreement among Tyco Electronics Group S.A., Cobham Defense Electronic Systems Corporation and Cobham plc, dated as of May 12, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2008, filed August 1, 2008)
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

        Date: November 20, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2008
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2008
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 20, 2008
* Pierre R. Brondeau	Director	November 20, 2008
* Ram Charan	Director	November 20, 2008
* Juergen W. Gromer	Director	November 20, 2008
* Robert M. Hernandez	Director	November 20, 2008

Signature	Title	Date

* Daniel J. Phelan	Director	November 20, 2008
* Frederic M. Poses	Director	November 20, 2008
* Lawrence S. Smith	Director	November 20, 2008
* Paula A. Sneed	Director	November 20, 2008
* David P. Steiner	Director	November 20, 2008
* Sandra S. Wijnberg	Director	November 20, 2008
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

 TYCO ELECTRONICS LTD.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Tyco Electronics Ltd. Board of Directors:

        We have audited the accompanying consolidated balance sheets of Tyco Electronics Ltd. and subsidiaries (the "Company") as of September 26, 2008 and September 28, 2007 and the related consolidated and combined statements of operations, equity and cash flows for each of the three fiscal years in the period ended September 26, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 26, 2008 and September 28, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

        As discussed in Notes 2 and 19 to the consolidated and combined financial statements, in fiscal 2008, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

        As discussed in Note 2 to the consolidated and combined financial statements, in fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        As discussed in Note 14 to the consolidated and combined financial statements, in connection with its separation from Tyco International, the Company entered into certain guarantee commitments with Tyco International and Covidien Ltd. and has recorded the fair value of these guarantees.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated

November 20, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 20, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Tyco Electronics Ltd. Board of Directors:

        We have audited Tyco Electronics Ltd. and subsidiaries' (the "Company's") internal control over financial reporting as of September 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

    The Company did not maintain effective internal control over accounting for income taxes. Subsequent to the filing of its combined financial statements for fiscal 2006, 2005, and 2004 in the initial filing of its registration statement with the SEC, the Company determined that the combined financial statements contained errors. The errors primarily resulted from the process of carving out certain income tax accounts from Tyco International's consolidated financial statements and related information. The Company substantially relied upon the processes at

    Tyco International to prepare its carve-out accounts for income taxes. The Company determined that certain of the processes utilized by Tyco International in determining certain carve-out amounts for income taxes did not operate at a sufficient level of precision relative to the Company's materiality to ensure that the carve-out accounts were materially correct. The Company also determined that it did not have sufficient control processes in place to ensure that the information provided by Tyco International was complete and accurate, and concluded that the absence of these control processes was a material weakness in its internal control over financial reporting relating to income taxes.

    As of September 26, 2008, the Company has concluded that recently enhanced resources and processes related to this previously identified material weakness have not been operating for a sufficient period of time and, accordingly, has further concluded that its internal control over financial reporting was not effective as of September 26, 2008.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated and combined financial statements and financial statement schedule of the Company as of and for the year ended September 26, 2008, and this report does not affect our report on such financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule of the Company as of and for the year ended September 26, 2008, and our report dated November 20, 2008 expressed an unqualified opinion on those consolidated and combined financial statements and financial statement schedule and includes an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 20, 2008

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

	Fiscal
	2008	2007	2006
	(in millions, except per share data)
Net sales	$14,834	$12,959	$11,811
Cost of sales	11,064	9,620	8,617

Gross income	3,770	3,339	3,194
Selling, general, and administrative expenses	1,680	1,600	1,445
Litigation settlement, net	22	887	—
Separation costs	—	44	—
Restructuring and other charges, net	185	92	7
Impairment of goodwill and long-lived assets	137	—	—

Income from operations	1,746	716	1,742
Interest income	32	53	48
Interest expense	(188)	(231)	(256)
Other income (expense), net	567	(219)	—

Income from continuing operations before income taxes and minority interest	2,157	319	1,534
Income taxes	(558)	(491)	(81)
Minority interest	(5)	(6)	(6)

Income (loss) from continuing operations	1,594	(178)	1,447
Income (loss) from discontinued operations, net of income taxes	188	(376)	(246)

Income (loss) before cumulative effect of accounting change	1,782	(554)	1,201
Cumulative effect of accounting change, net of income taxes	—	—	(8)

Net income (loss)	$1,782	$(554)	$1,193

Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.30	$(0.36)	$2.91
Income (loss) from discontinued operations	0.39	(0.75)	(0.49)

Income (loss) before cumulative effect of accounting change	3.69	(1.11)	2.42
Cumulative effect of accounting change	—	—	(0.02)

Net income (loss)	$3.69	$(1.11)	$2.40

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.28	$(0.36)	$2.91
Income (loss) from discontinued operations	0.39	(0.75)	(0.49)

Income (loss) before cumulative effect of accounting change	3.67	(1.11)	2.42
Cumulative effect of accounting change	—	—	(0.02)

Net income (loss)	$3.67	$(1.11)	$2.40

Weighted-average number of shares outstanding:
Basic	483	497	497
Diluted	486	497	497

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED BALANCE SHEETS

As of September 26, 2008 and September 28, 2007

	Fiscal
	2008	2007
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,086	$942
Accounts receivable, net of allowance for doubtful accounts of $42 and $57, respectively	2,726	2,594
Inventories	2,312	2,049
Class action settlement escrow	—	928
Class action settlement receivable	—	2,064
Prepaid expenses and other current assets	767	589
Deferred income taxes	204	325
Assets of discontinued operations	—	505

Total current assets	7,095	9,996
Property, plant, and equipment, net	3,517	3,412
Goodwill	7,068	7,177
Intangible assets, net	486	526
Deferred income taxes	1,915	1,397
Receivable from Tyco International Ltd. and Covidien Ltd.	1,218	844
Other assets	301	336

Total Assets	$21,600	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$20	$5
Accounts payable	1,469	1,343
Class action settlement liability	—	2,992
Accrued and other current liabilities	1,596	1,417
Deferred revenue	247	181
Liabilities of discontinued operations	—	266

Total current liabilities	3,332	6,204
Long-term debt	3,161	3,373
Long-term pension and postretirement liabilities	721	607
Deferred income taxes	289	271
Income taxes	2,291	1,242
Other liabilities	723	599

Total Liabilities	10,517	12,296

Commitments and contingencies (Note 17)
Minority interest	10	15
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 authorized; 500,241,706 and 497,467,930 issued, respectively	100	99
Capital in excess:
Share premium	61	13
Contributed surplus	10,106	10,029
Accumulated earnings	1,141	186
Treasury shares, at cost, 36,904,702 and 44,454 shares, respectively	(1,264)	(2)
Accumulated other comprehensive income	929	1,052

Total Shareholders' Equity	11,073	11,377

Total Liabilities and Shareholders' Equity	$21,600	$23,688

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

	Common Shares		Treasury Shares						Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Parent Company Investment	Accumulated Earnings		Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at October 1, 2005	—	$—	—	$—	$—	$—	$9,511	$—	$331	$9,842
Comprehensive income:
Net income	—	—	—	—	—	—	1,193	—	—	1,193
Currency translation	—	—	—	—	—	—	—	—	242	242
Minimum pension liability, net of income taxes	—	—	—	—	—	—	—	—	97	97

Total comprehensive income										1,532

Net transfers to former parent	—	—	—	—	—	—	(214)	—	—	(214)

Balance at September 29, 2006	—	—	—	—	—	—	10,490	—	670	11,160
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	(810)	256	—	(554)
Currency translation	—	—	—	—	—	—	—	—	453	453
Minimum pension liability, net of income taxes	—	—	—	—	—	—	—	—	207	207
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	—	(53)	(53)

Total comprehensive income										53

Impact of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(225)	(225)
Net transfers from former parent	—	—	—	—	—	—	848	—	—	848
Transfer of parent company investment to contributed surplus	—	—	—	—	—	10,528	(10,528)	—	—	—
Guarantees and shared tax liabilities to Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	—	—	(296)	—	—	—	(296)
Due from Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	—	—	844	—	—	—	844
Income tax liabilities assumed upon Separation	—	—	—	—	—	(1,091)	—	—	—	(1,091)
Issuance of common shares	497	99	—	—	—	—	—	—	—	99
Compensation expense, including charge related to Tyco International equity award conversion	—	—	—	—	—	44	—	—	—	44
Dividends declared	—	—	—	—	—	—	—	(70)	—	(70)
Exercise of share options	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2)	—	—	—	—	—	(2)

Balance at September 28, 2007	497	99	—	(2)	13	10,029	—	186	1,052	11,377
Adoption of FIN 48	—	—	—	—	—	—	—	(549)	—	(549)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,782	—	1,782
Currency translation	—	—	—	—	—	—	—	—	(22)	(22)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	—	(107)	(107)
Gain on cash flow hedge	—	—	—	—	—	—	—	—	7	7
Unrealized loss on securities, net of income taxes	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive income										1,659

Adjustment for pre-Separation tax matters	—	—	—	—	—	16	—	—	—	16
Compensation expense	—	—	—	—	—	61	—	—	—	61
Dividends declared	—	—	—	—	—	—	—	(276)	—	(276)
Exercise of share options	3	1	—	7	48	—	—	(2)	—	54
Repurchase of common shares	—	—	(37)	(1,269)	—	—	—	—	—	(1,269)

Balance at September 26, 2008	500	$100	(37)	$(1,264)	$61	$10,106	$—	$1,141	$929	$11,073

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

	Fiscal
	2008	2007	2006
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$1,782	$(554)	$1,193
(Income) loss from discontinued operations, net of income taxes	(188)	376	246
Cumulative effect of accounting change, net of income taxes	—	—	8

Income (loss) from continuing operations	1,594	(178)	1,447
Adjustments to reconcile net cash provided by operating activities:
Class action settlement	(936)	887	—
Non-cash restructuring and other charges, net	47	23	4
Depreciation and amortization	559	514	459
Deferred income taxes	174	163	(14)
Provision for losses on accounts receivable and inventory	41	82	62
Tax sharing income	(567)	(13)	—
Allocated loss on retirement of debt	—	232	—
Impairment of goodwill and long-lived assets	137	—	—
Other	43	(9)	12
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(106)	(96)	(126)
Inventories	(280)	(89)	(351)
Other current assets	57	(138)	(53)
Accounts payable	49	84	257
Accrued and other liabilities	126	103	95
Income taxes	15	(109)	(179)
Deferred revenue	112	33	6
Long-term pension and postretirement liabilities	3	—	25
Other	(54)	19	(20)

Net cash provided by continuing operating activities	1,014	1,508	1,624
Net cash (used in) provided by discontinued operating activities	(25)	17	39

Net cash provided by operating activities	989	1,525	1,663

Cash Flows From Investing Activities:
Capital expenditures	(619)	(875)	(519)
Proceeds from sale of property, plant, and equipment	42	41	6
Acquisition of businesses, net of cash acquired	(3)	—	(23)
Purchase accounting and holdback/earn-out liabilities	(2)	(4)	(4)
Class action settlement escrow	936	(928)	—
Proceeds from divestiture of discontinued operation, net of cash retained by businesses sold	571	227	—
Other	(24)	1	27

Net cash provided by (used in) continuing investing activities	901	(1,538)	(513)
Net cash (used in) provided by discontinued investing activities	(6)	10	(126)

Net cash provided by (used in) investing activities	895	(1,528)	(639)

Cash Flows From Financing Activities:
Net increase in commercial paper	630	—	—
Proceeds from long-term debt	900	5,676	—
Repayment of long-term debt	(1,751)	(2,455)	(113)
Allocated debt activity	—	(3,743)	(713)
Net transactions with former parent	—	1,112	(74)
Repurchase of common shares	(1,242)	—	—
Payment of common dividends	(271)	—	—
Proceeds from exercise of share options	54	13	—
Transfers to discontinued operations	(80)	(134)	(7)
Minority interest distributions paid	(11)	(7)	(12)
Other	(1)	(8)	(4)

Net cash (used in) provided by continuing financing activities	(1,772)	454	(923)
Net cash provided by (used in) discontinued financing activities	33	(23)	95

Net cash (used in) provided by financing activities	(1,739)	431	(828)

Effect of currency translation on cash	1	46	(1)
Net increase in cash and cash equivalents	146	474	195
Less: net increase in cash and cash equivalents related to discontinued operations	(2)	(4)	(8)
Cash and cash equivalents at beginning of fiscal year	942	472	285

Cash and cash equivalents at end of fiscal year	$1,086	$942	$472

Supplementary Cash Flow Information:
Interest paid	$100	$231	$261
Income taxes paid, net of refunds	369	450	274

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

        The Consolidated and Combined Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated and Combined Financial Statements include restructuring and other charges, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal liabilities, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

        The Consolidated and Combined Financial Statements for periods prior to the Separation may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Consolidated and Combined Financial Statements. Certain general corporate overhead, net class action settlement costs, and other expenses as well as debt and related net interest expense for periods prior to the Separation were allocated by Tyco International to the Company. Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the periods presented. See Note 18 for further information regarding allocations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

1. Separation and Basis of Presentation (Continued)

  Description of the Business

        The Company consists of four reportable segments:

  •
  Electronic Components.  The Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, circuit protection devices, touch screens, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, communications, industrial, aerospace and defense, appliance, consumer electronics, and medical markets.

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

  •
  Wireless Systems.  The Wireless Systems segment is an innovator of wireless technology for critical communications systems. This segment provides state-of-the-art two-way land mobile radio technology products and systems, including network and system infrastructure, portable radios, service, and maintenance. These products and systems are used primarily by public safety and government organizations.

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

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated and Combined Financial Statements to fiscal 2008, fiscal 2007, and fiscal 2006 are to Tyco Electronics' fiscal years ended September 26, 2008, September 28, 2007, and September 29, 2006. Tyco Electronics' fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the first such occurrence taking place in fiscal 2011.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

1. Separation and Basis of Presentation (Continued)

  Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period classification.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        The Company's revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title and risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, the Company has deferred the recognition of revenue.

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

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual cost incurred to total estimated cost. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within the Company's Undersea Telecommunications and Wireless Systems segments.

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

        Additionally, certain of the Company's long-term contracts in its Undersea Telecommunications and Wireless Systems segments have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        On September 19, 2005, the Company's Wireless Systems segment entered into a twenty-year lease contract with the State of New York to construct, operate, and maintain a statewide wireless

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

communications network for use by state and municipal first responders. Lease terms and payment streams begin when each of the regional networks that make up the statewide network are determined to meet the operational requirements of the contract and are accepted by the State of New York, with the lease terms running through September 2025.

        The Company is accounting for each regional network as a stand-alone sales-type lease and will recognize revenue on acceptance of each region. As of September 26, 2008, the first region has not been accepted by the State; therefore, the Company has not recognized any revenue on the construction of the network. Revenue recognition related to the operating and maintenance service elements begins following regional acceptance. As of fiscal year end 2008, 2007, and 2006, costs totaling $56 million, $28 million, and $8 million, respectively, associated with the development and construction of the statewide wireless network, including interest expense incurred to finance the construction, have been capitalized primarily as inventories on the Consolidated Balance Sheets.

        On August 29, 2008, the Company was served by the State of New York with a default notice related to the first regional network, pursuant to the contract. Under the contract, the Company had 45 days to rectify the deficiencies noted by the State. On October 16, 2008, the Company certified the system ready for testing and presented its conclusions to the State of New York. The Company informed the State that all deficiencies had been remediated and the system is operating in accordance with the contract specifications. The State's testing is scheduled to occur in November and December 2008.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in cost of sales. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2008, 2007, and 2006 were $530 million, $482 million, and $428 million, respectively.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property, Plant, and Equipment, Net and Long-Lived Assets

        Net property, plant, and equipment is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Machinery and equipment	1 to 15 years

        The Company periodically evaluates the net realizable value of long-lived assets, including property, plant, and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized on a straight-line basis. See Note 11 for additional information regarding intangible assets. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth quarter of each year or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        The Company has 14 reporting units, of which 13 contained goodwill prior to the annual goodwill impairment test. See Notes 5 and 10 for information regarding the goodwill impairment recorded as a result of the annual impairment test. When changes occur in the composition of one or more operating segments or reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, the Company performs a step I goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See additional discussion below under "Recently Adopted Accounting Pronouncements."

  Financial Instruments

        In order to address certain financial exposures, the Company adopted a risk management program that includes the use of derivative and non-derivative financial instruments. The Company has established policies regarding the types and notional value of derivative financial instruments that can be entered into. The Company currently enters into foreign exchange forwards and swaps to reduce the effects of fluctuating foreign exchange rates, interest rate swaps to manage interest rate exposures, and forward contracts to reduce the effects of commodity price fluctuations. Also, the Company has designated certain intercompany non-derivative financial instruments denominated in foreign currencies

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

as a hedge of its net investments in certain foreign operations denominated in the same foreign currencies.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivative instruments that are not designated as either cash flow or fair value hedges are recognized currently in earnings in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings. Changes in the fair value of derivative instruments designated as cash flow hedges are reflected in other comprehensive income, a component of equity, to the extent that they are deemed effective. Effectiveness of cash flow hedges is measured quarterly using the cumulative-dollar-offset-method and any changes in fair value that are determined to be ineffective are recognized currently in earnings in selling, general, and administrative expenses. The remeasurement of the intercompany non-derivative financial instruments designated as a hedge of the Company's net investment in foreign operations is recorded in cumulative translation adjustment in accumulated other comprehensive income on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the Company's net investments in certain foreign operations.

        The Company determines the fair value of its financial instruments by using methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions are used to determine the fair value of financial instruments, including derivatives.

  Share-Based Compensation

        The Company adopted SFAS No. 123R, "Share-Based Payment," on October 1, 2005 using the modified prospective transition method. Under SFAS No. 123R, the Company determines the fair value of share awards on the date of grant using the Black-Scholes-Merton valuation model. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. See Note 24 for additional information related to the Company's share-based compensation.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Gains and losses resulting from foreign currency transactions, which are included in net income, were immaterial in all periods presented.

  Cumulative Effect of Accounting Change

        During fiscal 2006, the Company adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143." Accordingly, the Company recognized asset retirement obligations of $16 million and net property, plant, and equipment of $4 million in its Combined Balance Sheet at fiscal year end 2006. In addition, the Company recorded a cumulative effect of accounting change which resulted in an $8 million after-tax, $12 million pre-tax, loss.

  Recently Adopted Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Adoption of the standard did not have any impact on the Company's Consolidated and Combined Financial Statements.

        In June 2006, the FASB issued FIN 48. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities, including resolution of any appeals or litigation processes, based upon the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of tax benefit to recognize in the financial statements. As a result of adopting FIN 48, the Company recorded a net increase in contingent tax liabilities of $1,197 million, an increase in deferred tax assets of $648 million, and a corresponding decrease in the opening balance of accumulated earnings of $549 million. See Note 19 for additional information regarding income taxes and the adoption of FIN 48.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under SFAS No. 158, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company currently uses a measurement date of August 31st. SFAS No. 158 also requires additional disclosure in the notes to the financial statements. The measurement date provisions will become effective for the Company in fiscal 2009. The Company is currently assessing the impact of the measurement date change provisions on its results of operations, financial position, or cash flows. The Company adopted the funded status recognition provisions at September 28, 2007. The incremental effects of adopting the standard on the Consolidated Balance Sheet were increases of $386 million in long-term pension and postretirement benefit liabilities, $16 million in accrued and other current liabilities, and $55 million in other assets. The impact of adoption also resulted in additional net deferred tax assets of $122 million. The impact of adoption to accumulated other comprehensive income, a component of equity, was a reduction of $225 million. There was no impact

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

on pension or other postretirement benefit expense, cash flows, or benefits plans in fiscal 2007. On-going compliance with the standard will not impact pension or other postretirement benefit expense, cash flows, or benefit plans. See Note 16 for further discussion of the implementation of the recognition provisions of SFAS No. 158.

        In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on evaluating the materiality of prior periods' misstatements, quantifying the effects of correcting misstatements in the current period, and criteria for restatement of prior periods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted this guidance effective for fiscal 2007. The adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

  Recently Issued Accounting Pronouncements

        In October 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active." FSP No. FAS 157-3 clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. FSP No. FAS 157-3 is effective for the Company in the first quarter of fiscal 2009. The adoption of FSP No. FAS 157-3 will not have a significant impact on the Company's results of operations, financial position, or cash flows.

        In June 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP No. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. FSP No. EITF 03-6-1 is effective for the Company in the first quarter of fiscal 2010. The Company does not expect that adoption of FSP No. EITF 03-6-1 will have a material impact on its Consolidated and Combined Financial Statements.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The Company plans to adopt SFAS No. 161 in the second quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 161 will have on its Consolidated and Combined Financial Statements.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS No. 141R is effective

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        In June 2007, the FASB EITF issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company's excess tax benefit pool, as defined under SFAS No. 123R. EITF 06-11 is effective for the Company in the first quarter of fiscal 2009. The adoption of EITF 06-11 will not have a significant impact on the Company's results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect to use the fair value election for any existing assets or liabilities as of the date of adoption. The adoption of SFAS No. 159 will not have a significant impact on the Company's results of operations, financial position, or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company in the first quarter of fiscal 2009. The adoption of SFAS No. 157 will not have a significant impact on the Company's results of operations, financial position, or cash flows.

3. Separation Costs

        In connection with the Separation, the Company incurred costs of $44 million in fiscal 2007, primarily related to employee costs, including non-cash compensation expense of $11 million related to the modification of share option awards at Separation and $12 million related to the acceleration of restricted share award vesting as a result of Separation. See Note 24 for further information on the conversion of Tyco International share option awards into Tyco Electronics share option awards.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net

        Charges (credits) to operations by segment during fiscal 2008, 2007, and 2006 were as follows:

	Fiscal
	2008	2007	2006
	(in millions)
Electronic Components	$166	$54	$9
Network Solutions	23	35	9
Undersea Telecommunications	5	5	(4)
Wireless Systems	—	3	(1)

	$194	$97	$13

        Amounts recognized in the Consolidated and Combined Statements of Operations during fiscal 2008, 2007, and 2006 were as follows:

	Fiscal
	2008	2007	2006
	(in millions)
Restructuring and other charges (credits), net:
Cash charges	$147	$74	$9
Non-cash charges (credits)	38	18	(2)

Total restructuring and other charges, net	185	92	7
Cost of sales	9	5	6

	$194	$97	$13

Cash Charges

        Activity in the Company's restructuring reserves during fiscal 2008, 2007, and 2006 is summarized as follows:

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Transfers from Held for Sale(1)	Currency Translation	Balance at End of Year
	(in millions)
Fiscal 2008 Activity:
Fiscal 2008 Actions
Employee severance	$—	$125	$(7)	$—	$—	$—	$118
Facilities exit costs	—	1	(1)	—	—	—	—
Other	—	4	(2)	—	—	—	2

Total	—	130	(10)	—	—	—	120

Fiscal 2007 Actions
Employee severance	62	—	(39)	(1)	—	9	31
Facilities exit costs	1	6	(6)	1	—	—	2
Other	1	6	(5)	—	—	—	2

Total	64	12	(50)	—	—	9	35

Pre-Fiscal 2006 Actions
Facilities exit costs	64	4	(16)	1	—	3	56

Total fiscal 2008 activity	128	146	(76)	1	—	12	211

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Transfers from Held for Sale(1)	Currency Translation	Balance at End of Year
	(in millions)
Fiscal 2007 Activity:
Fiscal 2007 Actions
Employee severance	—	66	(3)	—	—	(1)	62
Facilities exit costs	—	1	(1)	—	1	—	1
Other	—	2	(1)	—	—	—	1

Total	—	69	(5)	—	1	(1)	64

Fiscal 2006 Actions
Employee severance	2	—	(2)	—	—	—	—
Facilities exit costs	—	—	—	—	—	—	—

Total	2	—	(2)	—	—	—	—

Pre-Fiscal 2006 Actions
Facilities exit costs	66	5	(16)	—	7	2	64

Total fiscal 2007 activity	68	74	(23)	—	8	1	128

Fiscal 2006 Activity:
Fiscal 2006 Actions
Employee severance	—	10	(8)	—	—	—	2
Facilities exit costs	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total	—	10	(8)	—	—	—	2

Pre-Fiscal 2006 Actions
Employee severance	7	—	(5)	(2)	—	—	—
Facilities exit costs	71	—	(13)	3	—	5	66
Other	1	—	1	(2)	—	—	—

Total	79	—	(17)	(1)	—	5	66

Total fiscal 2006 activity	$79	$10	$(25)	$(1)	$—	$5	$68

(1)
During fiscal 2006, the Printed Circuit Group business was accounted for as a discontinued operation and related restructuring liabilities were reclassified accordingly. During fiscal 2007, the Printed Circuit Group business was sold and $8 million of restructuring liabilities were retained by the Company. See Note 6 for additional information.

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to low-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during fiscal 2008, the Company recorded restructuring charges of $130 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $48 million relating to these initiated actions by completion.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

  Fiscal 2007 Actions

        Fiscal 2007 actions included the migration of product lines to low-cost countries and the exit of manufacturing operations in the Electronic Components and Network Solutions segments and the rationalization of a product line in the Wireless Systems segment. In connection with these actions, during fiscal 2008 and 2007, the Company recorded restructuring charges of $12 million and $69 million, respectively, primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $5 million relating to these initiated actions by completion.

  Pre-Fiscal 2006 Actions

        During fiscal 2002, the Company recorded restructuring charges of $779 million primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2008, the remaining restructuring reserves related to the fiscal 2002 actions are $56 million, relating to exited lease facilities. During fiscal 2008, the Company recorded restructuring charges of $4 million for interest accretion on these reserves. The Company expects that its remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Non-Cash Charges and Credits

        During fiscal 2008, the Company recorded non-cash charges of $38 million primarily related to fixed assets and intangibles in connection with exited manufacturing facilities and product lines. Also, the Company recorded non-cash charges of $9 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines in fiscal 2008.

        During fiscal 2007, the Company recorded non-cash charges of $18 million primarily related to fixed assets in connection with exited manufacturing operations and $5 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines.

        During fiscal 2006, the Company recorded non-cash charges of $8 million, including $6 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines. Also, during fiscal 2006, the Company completed exit activities related to previously acquired operations for which goodwill had been fully impaired in prior years. As these activities were completed for amounts less than originally established as acquisition liabilities, the Company recorded the reversal of the acquisition liabilities as a restructuring and other credit of $4 million.

Total Restructuring Reserves

        The Company's restructuring reserves by segment at fiscal year end 2008 and 2007 were as follows:

	Fiscal
	2008	2007
	(in millions)
Electronic Components	$123	$29
Network Solutions	33	34
Undersea Telecommunications	54	63
Wireless Systems	1	2

Restructuring reserves	$211	$128

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

        At fiscal year end 2008 and 2007, restructuring reserves were included in the Company's Consolidated Balance Sheets as follows:

	Fiscal
	2008	2007
	(in millions)
Accrued and other current liabilities	$131	$66
Other liabilities	80	62

Restructuring reserves	$211	$128

5. Impairment of Goodwill and Long-Lived Assets

        During fiscal 2008, the Company recorded impairment charges of $137 million, consisting of a goodwill impairment of $103 million and long-lived asset impairment of $34 million. The goodwill impairment, which related to the Global Application and Tooling Division reporting unit of the Electronic Components segment, was incurred when the reporting unit experienced slower growth and profitability than management's previous expectations and lower future expectations in certain end markets. See Note 10 for additional information regarding the impairment of goodwill. The long-lived asset impairment was comprised of $22 million related to the pending divestiture of the Company's Battery Systems business and $12 million related to certain dedicated manufacturing lines serving the North American automotive market. These charges are presented in impairment of goodwill and long-lived assets in the Consolidated and Combined Statements of Operations.

        In September 2008, the Company's board of directors authorized management to proceed with strategic alternatives with respect to the Company's Battery Systems business, a business of the Electronic Components segment. This event qualifies as a triggering event, requiring the Company to assess the recoverability of the asset group. Based on a negotiated sales price of $30 million, the Company has determined that the carrying value of the Battery Systems business' assets and liabilities exceeds its fair value. Consequently, a pre-tax impairment charge of $22 million has been recorded in fiscal 2008 to write the carrying value of the assets and liabilities down to the fair value.

        During the fourth quarter of fiscal 2008, the Company determined that the certain North American automotive customer-specific product lines in the Electronic Components segment were impaired due to declining future production expectations. The Company determined that an impairment test was necessary due to changes in the North American automotive industry. These asset groups were assessed for recoverability under SFAS No. 144 and impaired based on estimates of the asset group fair values. Using a discounted cash flow analysis, the Company determined that a pre-tax impairment charge of $12 million was required to write the carrying value down to the fair value.

6. Discontinued Operations

        During fiscal 2008, the Company was authorized by its board of directors to pursue the divestiture of its Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. In September 2008, the Company completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, the Company also completed the sale of the Automotive Radar Sensors business for

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

6. Discontinued Operations (Continued)

net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. The proceeds received in both transactions are subject to final working capital adjustments.

        The divestiture of the Company's Power Systems business was authorized during fiscal 2007. As a result, the Company assessed Power Systems' assets for impairment and determined that the book value of the Power Systems business exceeded its estimated fair value. The Company recorded a $585 million pre-tax impairment charge in fiscal 2007 in income (loss) from discontinued operations, net of income taxes on the Consolidated and Combined Statement of Operations. In fiscal 2008, the Company completed the sale of its Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        During fiscal 2006, the Company entered into a definitive agreement to divest the Printed Circuit Group business. In fiscal 2007, the Company completed the sale of the Printed Circuit Group business for $227 million in net cash proceeds and recorded a $45 million pre-tax gain on the sale.

        During fiscal 2006, the Company recorded a goodwill impairment of $316 million in income (loss) from discontinued operations related to the Radio Frequency Components and Subsystem and Automotive Radar Sensors reporting units, which were reporting units in the Wireless Systems segment prior to being reclassified to held for sale. The impairment charge was incurred when the reporting units experienced slower growth and profitability than management's previous expectations and lower future expectations due to sales declines in certain end markets.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to discontinued operations, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. Both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which has been renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations including impairments and costs to sell, and income taxes for fiscal 2008, 2007, and 2006:

	Fiscal
	2008	2007	2006
	(in millions)
Net sales	$603	$991	$1,429

Pre-tax income (loss) from discontinued operations	$14	$(598)	$(328)
Pre-tax gain on sale of discontinued operations	266	45	—
Income tax (expense) benefit	(92)	177	82

Income (loss) from discontinued operations, net of income taxes	$188	$(376)	$(246)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

6. Discontinued Operations (Continued)

        The following table presents balance sheet information for discontinued operations at fiscal year end 2007; there were no such amounts at fiscal year end 2008:

Fiscal 2007
(in millions)
Accounts receivable, net	$188
Inventories	193
Intangible assets, net	29
Property, plant, and equipment, net	94
Other assets	1

Total assets	$505

Accounts payable	$78
Accrued and other current liabilities	67
Other liabilities	121

Total liabilities	$266

7. Acquisitions

  Acquisitions

        The Company acquired one business for an aggregate cost of $3 million in fiscal 2008. During fiscal 2006, the Company acquired one business for an aggregate cost of $18 million and the remaining interest in a joint venture for $5 million. These acquisitions were funded utilizing cash generated from operations. These acquisitions did not have a material effect on the Company's results of operations, financial position, or cash flows.

  Holdback and Earn-Out Liabilities

        The Company paid cash related to holdback and earn-out liabilities of approximately $1 million and $82 million during fiscal 2007 and 2006, respectively, relating to certain prior period acquisitions. The total cash paid in fiscal 2006 was reported in discontinued operations as it related to the Printed Circuit Group business. Holdback liabilities represent a portion of the purchase price withheld from the seller pending finalization of the acquisition balance sheet and other pre-acquisition contingencies. Additionally, certain acquisitions have provisions that would require the Company to make additional contingent purchase price payments to the sellers if the acquired company achieves certain milestones subsequent to its acquisition by the Company. These payments are tied to certain performance measures, such as sales, gross margin, or earnings growth and generally are treated as additional purchase price.

        At fiscal year end 2008 and 2007, holdback and earn-out liabilities of $61 million and $59 million, respectively, were included in other liabilities on the Company's Consolidated Balance Sheets.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Inventories

        At fiscal year end 2008 and 2007, inventories consisted of the following:

	Fiscal
	2008	2007
	(in millions)
Raw materials	$402	$324
Work in progress	926	856
Finished goods	984	869

Inventories	$2,312	$2,049

9. Property, Plant, and Equipment, Net

        At fiscal year end 2008 and 2007, net property, plant, and equipment consisted of the following:

	Fiscal
	2008	2007
	(in millions)
Land and improvements	$252	$248
Buildings and leasehold improvements	1,375	1,303
Machinery and equipment	6,691	6,173
Construction in process	492	467

Gross property, plant, and equipment	8,810	8,191
Accumulated depreciation	(5,293)	(4,779)

Property, plant, and equipment, net	$3,517	$3,412

        Depreciation expense was $523 million, $480 million, and $426 million in fiscal 2008, 2007, and 2006, respectively.

        During fiscal 2007, the Company exercised its option to buy five cable-laying sea vessels that were previously leased to the Company and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2008 and 2007 were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 29, 2006	$5,973	$843	$319	$7,135
Purchase accounting adjustments	(1)	1	—	—
Currency translation	36	6	—	42

Balance at September 28, 2007	6,008	850	319	7,177
Purchase accounting adjustments	3	—	—	3
Currency translation	(8)	(1)	—	(9)
Impairment	(103)	—	—	(103)

Balance at September 26, 2008	$5,900	$849	$319	$7,068

        During fiscal 2008, the Company recorded a goodwill impairment of $103 million in its Electronic Components segment related to the Global Application and Tooling Division reporting unit. The impairment charge was incurred when the reporting unit experienced slower growth and profitability than management's previous expectations and lower future expectations in certain end markets.

        In performing the annual step I goodwill impairment test, the Company determined the fair value of the Global Application and Tooling Division reporting unit based on a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The results of the step I goodwill impairment test indicated that the book value of the reporting unit exceeded the fair value of the reporting unit. The failure of the step I goodwill impairment test triggered a step II goodwill impairment test in which the Company determined the implied fair value of the reporting unit's goodwill by comparing the reporting unit fair value determined in step I to the fair value of the reporting unit's net assets, including unrecognized intangible assets. The step II goodwill impairment test indicated that there is no implied value related to the goodwill, resulting in an impairment of the reporting unit's entire goodwill balance of $103 million. The goodwill impairment is presented in impairment of goodwill and long-lived assets in the Consolidated and Combined Statements of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11. Intangible Assets, Net

        The Company's intangible assets at fiscal year end 2008 and 2007 were as follows:

	Fiscal
	2008				2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$815	$(342)	$473	24 years	$809	$(294)	$515	24 years
Other	16	(3)	13	49 years	14	(3)	11	50 years

Total	$831	$(345)	$486	24 years	$823	$(297)	$526	24 years

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $36 million, $34 million, and $33 million for fiscal 2008, 2007, and 2006, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Fiscal 2009	$35
Fiscal 2010	34
Fiscal 2011	34
Fiscal 2012	32
Fiscal 2013	32
Thereafter	319

$486

12. Accrued and Other Current Liabilities

        At fiscal year end 2008 and 2007, accrued and other current liabilities consisted of the following:

	Fiscal
	2008	2007
	(in millions)
Accrued payroll and employee benefits	$416	$349
Income taxes payable	215	245
Restructuring reserves	131	66
Dividends payable	74	70
Deferred income taxes	28	49
Other	732	638

Accrued and other current liabilities	$1,596	$1,417

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Debt

        Debt at fiscal year end 2008 and 2007 was as follows:

	Fiscal
	2008	2007
	(in millions)
6.00% senior notes due 2012	$800	$800
5.95% senior notes due 2014	300	—
6.55% senior notes due 2017	753	747
7.125% senior notes due 2037	498	498
Unsecured senior bridge loan facility	—	550
Unsecured senior revolving credit facility	—	700
Commercial paper	647	—
Other	183	83

Total debt	3,181	3,378
Less current portion(1)	20	5

Long-term debt	$3,161	$3,373

    (1)
    The current portion of long-term debt at fiscal year end 2008 and 2007 was comprised of amounts shown as other.

        During September 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, issued $800 million principal amount of 6.00% senior notes due 2012, $750 million principal amount of 6.55% senior notes due 2017, and $500 million principal amount of 7.125% senior notes due 2037. In connection with the issuance of the senior notes, TEGSA and the Company entered into a registration rights agreement with the initial purchasers under which TEGSA and the Company agreed, for the benefit of the holders of the senior notes, to file with the SEC an exchange offer registration statement within 210 days after the date of the original issue of the notes. The registration statement became effective April 15, 2008, and the exchange offer was completed on May 20, 2008, meeting the registration requirements.

        During July 2008, TEGSA issued $300 million principal amount of 5.95% senior notes due 2014. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008. Interest on the notes accrues from their date of issuance at a rate of 5.95% per year and is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2009. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all of the existing and future senior debt and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance were approximately $298 million.

        In July 2008, a wholly-owned subsidiary of TEGSA issued $100 million principal amount of profit sharing notes with an initial maturity date of 2010. Remuneration on the notes is paid quarterly, commencing on October 15, 2008, based on the after tax profits of the TEGSA subsidiary, with quarterly remuneration not to exceed 0.9615% of the outstanding principal.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Debt (Continued)

        As of September 28, 2007, TEGSA had $550 million of indebtedness outstanding under its unsecured senior bridge loan facility, which bore interest at the rate of 5.47%. During fiscal 2008, the Company paid off all balances and cancelled all commitments under the unsecured senior bridge loan facility.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility. The commitments under the revolving credit facility total $1,500 million; however, $75 million of these commitments are from a subsidiary of Lehman Brothers Holdings Inc. Due to the Chapter 11 bankruptcy filing by Lehman Brothers Holdings Inc. in September 2008, the Company believes it is unlikely that this $75 million commitment will be honored. Accordingly, the Company's useable commitments under the five-year unsecured senior revolving credit facility are likely $1,425 million. Borrowings under the five-year unsecured senior revolving credit facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate ("LIBOR") plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings.

        As of September 28, 2007, TEGSA had $700 million of indebtedness outstanding under the five-year unsecured senior revolving credit facility, which bore interest at the rate of 5.38%. In July 2008, the Company paid off all amounts outstanding under the five-year unsecured senior revolving credit facility with proceeds from the issuance of the $300 million principal amount of 5.95% senior notes and $100 million principal amount of profit sharing notes, as well as cash from operations.

        In November 2007, TEGSA commenced issuing commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"), as part of the Company's ongoing effort to enhance financial flexibility and to potentially decrease the cost of borrowings. As of fiscal year end 2008, TEGSA had $647 million of commercial paper outstanding at an average interest rate of 4.01%. Borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility.

        TEGSA's payment obligations under its senior notes, five-year unsecured senior revolving credit facility, commercial paper, and profit sharing notes are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        The Company's debt agreements contain financial and other customary covenants. As of September 26, 2008, the Company was in compliance with all of its debt covenants.

        During 2008, the Company entered into interest rate swaps to effectively convert fixed-rate debt into variable-rate debt. As of September 26, 2008, the Company had outstanding interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these agreements, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on six month LIBOR. These agreements do not include an exchange of the underlying debt principal amounts. The fair value of the interest rate swaps was $6 million at September 26, 2008 and was recorded in other assets with a corresponding increase in the debt obligation. The changes in fair value of both the interest rate swap agreements and the underlying debt obligation were classified as interest expense and were directly offsetting. See Note 15 for additional information on interest rate swaps.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Debt (Continued)

        In periods prior to Separation, Tyco International's consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the historical funding requirements of the Company using historical data. Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. For fiscal 2007 and 2006, Tyco International allocated to Tyco Electronics interest expense of $150 million and $234 million, respectively, and interest income of $20 million and $33 million, respectively.

        In addition, Tyco International allocated to the Company loss on retirement of debt in the amount of $232 million for fiscal 2007, which is included in other income (expense), net in the Consolidated and Combined Statements of Operations. The method utilized to allocate loss on retirement of debt was consistent with the allocation of debt and net interest expense as described above.

        Management believes the allocation basis for debt, net interest expense, and loss on retirement of debt was reasonable based on the historical financing needs of the Company; however, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent, publicly-traded company for the periods presented.

        The fair value of the Company's debt was approximately $3,115 million and $3,413 million at fiscal year end 2008 and 2007, respectively. For further detail of methods and assumptions used in determining fair value, see Note 2.

        The aggregate amounts of total debt maturing during the next five years and thereafter are as follows:

(in millions)
Fiscal 2009	$667
Fiscal 2010	101
Fiscal 2011	1
Fiscal 2012	—
Fiscal 2013	858
Thereafter	1,554

Total	$3,181

        The outstanding commercial paper of $647 million at September 26, 2008 is classified as long-term as borrowings under the commercial paper program are backed by the five-year unsecured senior revolving credit facility. On the maturity schedule above, the $647 million is presented as maturing in fiscal 2009.

        Certain of the Company's operating subsidiaries have overdraft or similar types of facilities, which totaled $42 million, of which $41 million was not drawn and available at fiscal year end 2008. These facilities, most of which are renewable, expire at various dates through the year 2010 and were established primarily within the Company's international operations.

14. Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company entered into certain guarantee commitments and indemnifications with Tyco

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Guarantees (Continued)

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

        The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the measurement and disclosure of a guarantor's obligation to pay a debt incurred by a third party. To value the initial obligation under FIN 45, the Company considered a range of probability-weighted future cash flows that represent the likelihood of payment of each class of liability by each of the three post-Separation companies. The future cash flows incorporate interest and penalties that the companies believe will be incurred on each class of liabilities and are discounted to the present value to reflect the value associated with each at Separation. The FIN 45 calculation includes a premium that reflects the cost for an insurance carrier to stand in and assume the payment obligation.

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

        At September 28, 2007, the probability-weighted cash flows and risk premium of certain unresolved legacy tax matters for which the Company has made indemnifications to Tyco International and Covidien resulted in a fair value of the FIN 45 liability of $296 million, which was reflected as an adjustment to contributed surplus on the Consolidated Balance Sheets. During fiscal 2008, the Company, while assessing its income tax positions under FIN 48, decreased this liability by $14 million and recorded the adjustment to other income on the Consolidated and Combined Statement of Operations. Also, in fiscal 2008, this liability was increased by $57 million as a result of the completion by Tyco International of certain proposed tax adjustments to U.S. federal income tax returns. (See Note 17 for additional information regarding the proposed tax adjustments.) As of September 26, 2008, the total liability of $339 million was recorded in income taxes on the Consolidated Balance Sheet.

        In disposing of assets or businesses, the Company often provides representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Guarantees (Continued)

the potential liability from such indemnities because they relate to unknown conditions; however, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. For further information on estimated product warranty see Note 2. The changes in the Company's warranty liability for fiscal 2008 and 2007 are as follows:

	Fiscal
	2008	2007
	(in millions)
Balance at beginning of fiscal year	$23	$25
Warranties issued during the fiscal year	7	6
Warranty expirations and changes in estimate	4	(3)
Settlements	(4)	(5)

Balance at end of fiscal year	$30	$23

15. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, accounts payable, and derivative financial instruments approximated book value at fiscal year end 2008 and 2007. See Note 13 for the fair value estimates of debt.

        To the extent that Tyco International entered into hedges on behalf of the Company prior to Separation, the statement of operations effects of those hedges have been allocated to the Company as part of the Tyco International general corporate overhead expense allocation or interest expense allocation as appropriate. See Note 18.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated and Combined Statements of Cash Flow.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major financial institutions worldwide with long-term Standard & Poor's and Moody's credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 26, 2008, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

  Foreign Exchange Risks

        As permitted under the Company's risk management program and policies, the Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency risks.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forwards and swaps. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and forecasted cash transactions. These contracts are recorded at fair value with changes in the derivatives' fair value recognized currently in earnings in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations. At fiscal year end 2008 and 2007, the Company had net liabilities of $5 million and $8 million, respectively, on the Consolidated Balance Sheet related to these transactions.

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

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, the Company has used, and may use in the future, interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt (fair value hedges) and/or convert a portion of its variable-rate debt into fixed-rate debt (cash flow hedges). As of fiscal year end 2008, the Company had outstanding interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under these agreements, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on six month LIBOR. As of September 26, 2008, the Company's interest rate swaps were in an asset position of $6 million. The changes in fair value of both the interest rate swap agreements and the underlying debt obligation were classified as interest expense and were directly offsetting. As of September 28, 2007, the Company had no outstanding interest rate swaps.

        During fiscal 2007, in anticipation of issuing fixed rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. The ineffective portion of $1 million was

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

recorded as interest expense in the Consolidated and Combined Financial Statements in fiscal 2007. In fiscal 2008, the Company recognized $6 million of interest expense relating to the swaps in the Consolidated and Combined Statement of Operations.

  Hedge of Net Investment

        The Company hedges its net investments in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,161 million and $3,675 million at fiscal year end 2008 and 2007, respectively. As a result of the hedges of net investment, the Company reclassified a foreign exchange loss of $168 million and $118 million, respectively, in fiscal 2008 and 2007. These amounts were recorded as currency translation, a component of other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investments. (See additional information in Note 23.) The Company did not hedge net investments in foreign operations during fiscal 2006.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes forward contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. The Company accounts for the contracts on its Consolidated Balance Sheets at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge are recognized currently in selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations.

        At September 26, 2008, the Company's commodity hedges, all of which related to gold and had maturities of less than one year, had a notional value of $21 million and were in a gain position of $2 million. The hedges were effective as of September 26, 2008, resulting in a reclassification of the $2 million gain to other comprehensive income. No amounts were reclassified into earnings during fiscal 2008. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Consolidated and Combined Statements of Operations during fiscal 2009 as adjustments to cost of sales. The Company did not engage in commodities hedges during fiscal 2007 or 2006.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans

  Adoption of SFAS No. 158

        The Company adopted the funded status recognition provisions of SFAS No. 158 effective September 28, 2007. The impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at September 28, 2007 was as follows:

	Prior to SFAS No. 158 Adoption	Impact of SFAS No. 158 Adoption	After SFAS No. 158 Adoption
	(in millions)
Assets:
Current deferred income tax assets	$320	$5	$325
Other assets	281	55	336
Non-current deferred income tax assets	1,274	123	1,397

Total Assets	$23,505	$183	$23,688

Liabilities and Shareholders' Equity:
Accrued and other current liabilities	$1,401	$16	$1,417
Non-current deferred tax liabilities	265	6	271
Long-term pension and postretirement liabilities	221	386	607
Accumulated other comprehensive income	1,277	(225)	1,052

Total Liabilities and Shareholders' Equity	$23,505	$183	$23,688

  Defined Benefit Pension Plans

        Prior to Separation, the Company participated through its former parent, Tyco International, in a number of contributory and noncontributory defined benefit retirement plans. Subsequent to Separation, the Company assumed sponsorship of those plans, covering certain of its U.S. and non-U.S. employees, designed in accordance with local custom and practice. Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to the Consolidated and Combined Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are actuarially determined. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

        Prior to Separation, the Company participated through its former parent in one co-mingled plan that included plan participants of other Tyco International subsidiaries. The Company recorded its portion of the co-mingled plan's expense and the related obligation, which has been actuarially determined based on the Company's specific benefit formulas by participants and allocated plan assets. The contribution amounts were determined in total for the co-mingled plan and allocated to the Company based on headcount. Management believes such allocations were reasonable. In fiscal 2007, this plan was legally separated, resulting in a reallocation of assets based on the Employee Retirement Income Security Act ("ERISA") prescribed calculation.

        The Company's measurement date is August 31 for each year presented.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans in fiscal 2008, 2007, and 2006 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2008	2007	2006	2008	2007	2006
	($ in millions)
Service cost	$5	$5	$4	$73	$60	$62
Interest cost	56	55	50	83	70	60
Expected return on plan assets	(75)	(74)	(72)	(73)	(60)	(51)
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Amortization of net actuarial loss	7	13	15	8	20	24
Curtailment/settlement gain and special termination benefits	1	(10)	—	(3)	(1)	—

Net periodic benefit cost (credit)	$(6)	$(11)	$(3)	$86	$87	$93

Weighted-average assumptions used to determine net pension cost (credit) during the period:
Discount rate	6.35%	6.00%	5.25%	4.70%	4.15%	3.85%
Expected return on plan assets	7.99%	7.99%	7.99%	5.98%	5.73%	5.76%
Rate of compensation increase	4.00%	4.00%	4.00%	3.45%	3.19%	3.06%

        The following table represents the changes in benefit obligations, plan assets, and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at fiscal year end 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	($ in millions)
Change in benefit obligations:
Benefit obligation at end of prior period	$918	$947	$1,758	$1,662
Service cost	5	5	73	60
Interest cost	56	55	83	70
Employee contributions	—	—	7	6
Plan amendments	—	—	2	3
Actuarial gain	(58)	(34)	(51)	(126)
Benefits and administrative expenses paid	(63)	(51)	(68)	(60)
(Divestitures) new plans	—	(4)	4	31
Curtailment/settlement gain and special termination benefits	—	—	(9)	(6)
Currency translation	—	—	(14)	118

Benefit obligation at end of period	$858	$918	$1,785	$1,758

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	($ in millions)
Change in plan assets:
Fair value of plan assets at end of prior period	$964	$951	$1,194	$1,002
Actual return on plan assets	(59)	114	(80)	94
Employer contributions	1	1	76	68
Employee contributions	—	—	7	6
(Divestitures) new plans	—	(51)	—	16
Benefits and administrative expenses paid	(63)	(51)	(68)	(60)
Settlement gain and special termination benefits	—	—	(7)	(6)
Currency translation	—	—	(23)	74

Fair value of plan assets at end of period	$843	$964	$1,099	$1,194

Funded status	$(15)	$46	$(686)	$(564)
Contributions after the measurement date	—	—	8	11

Net amount recognized	$(15)	$46	$(678)	$(553)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$2	$63	$8	$14
Accrued and other current liabilities	(4)	(3)	(10)	(8)
Long-term pension and postretirement liabilities	(13)	(14)	(676)	(559)

Net amount recognized	$(15)	$46	$(678)	$(553)

Weighted-average assumptions used to determine pension benefit obligations at period end:
Discount rate	7.05%	6.35%	5.11%	4.70%
Rate of compensation increase	4.00%	4.00%	3.63%	3.45%

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans in fiscal 2008 and 2007 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	(in millions)
Change in net loss:
Unrecognized net loss at end of prior period	$170	$200	$240	$400
Current year changes recorded to accumulated other comprehensive income (loss)	75	(27)	98	(142)
Amortization reclassified to earnings	(7)	(13)	(8)	(20)
Curtailment/settlement reclassified to earnings	—	10	3	2
Other	—	—	(7)	—

Unrecognized net loss at end of period	$238	$170	$326	$240

Change in prior service credits:
Unrecognized prior service credit at end of prior period	$—	$—	$(18)	$(21)
Amortization reclassified to earnings	—	—	2	2
Other	—	—	3	1

Unrecognized prior service credit at end of period	$—	$—	$(13)	$(18)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2009 is as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Amortization of net actuarial loss	$(15)	$(14)
Amortization of prior service credit	—	1

	$(15)	$(13)

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by their external advisors.

        The investment strategy for the U.S. pension plans has been governed by the Company's Investment Committee; investment strategies for non-U.S. pension plans are governed locally. The Company's investment strategy for its pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. Projected returns are based primarily on pro forma asset allocation and expected long-term returns and forward-looking estimates of active portfolio and investment management.

        During the year, the Company's Investment Committee made the decision to change the target asset allocation of the U.S. Plans' Master Trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008 and is expected to be completed in fiscal 2010. Subsequent to fiscal year end 2008, conditions in the worldwide debt and equity markets have deteriorated significantly. These conditions have had a negative effect on the fair value of the Plan's investments since September 26, 2008.

        Target weighted-average asset allocations and weighted-average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2008 and 2007 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2008	Fiscal 2007	Target	Fiscal 2008	Fiscal 2007
Asset Category:
Equity securities	30%	54%	59%	47%	45%	52%
Debt securities	70	44	39	41	45	39
Real estate	—	—	—	3	3	3
Cash and cash equivalents	—	2	2	9	7	6

Total	100%	100%	100%	100%	100%	100%

        Tyco Electronics' common shares are not a direct investment of the Company's pension funds; however, the pension funds may indirectly include Tyco Electronics shares. The aggregate amount of the Tyco Electronics common shares would not be considered material relative to the total pension fund assets.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2009 of $4 million for U.S. plans and $77 million for non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2009	$58	$61
Fiscal 2010	57	62
Fiscal 2011	58	69
Fiscal 2012	60	73
Fiscal 2013	61	83
Fiscal 2014-2018	338	453

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2008 and 2007 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	(in millions)
Accumulated benefit obligation	$855	$915	$1,518	$1,503

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2008 and 2007 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	(in millions)
Accumulated benefit obligation	$808	$19	$1,314	$754
Fair value of plan assets	793	4	862	386

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2008 and 2007 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2008	2007	2008	2007
	(in millions)
Projected benefit obligation	$810	$22	$1,726	$1,667
Fair value of plan assets	793	4	1,032	1,088

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

  Defined Contribution Retirement Plans

        The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $77 million, $72 million, and $69 million for fiscal 2008, 2007, and 2006, respectively.

  Deferred Compensation Plans

        The Company maintains nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in Tyco Electronics' 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $38 million and $37 million at fiscal year end 2008 and 2007, respectively.

  Rabbi Trusts

        The Company has established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $84 million and $89 million at fiscal year end 2008 and 2007, respectively. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheet were $17 million and $25 million at fiscal year end 2008 and 2007, respectively. Plan participants are general creditors of the Company with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, the Company also provides certain health care coverage continuation for qualifying retirees from date of retirement to age 65.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Net periodic postretirement benefit cost in fiscal 2008, 2007, and 2006 was as follows:

	Fiscal
	2008	2007	2006
	($ in millions)
Service cost	$1	$1	$1
Interest cost	2	3	2
Curtailment/settlement gain and special termination benefits	—	(3)	—

Net periodic postretirement benefit cost	$3	$1	$3

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	6.35%	5.75%	4.75%
Rate of compensation increase	4.00%	4.00%	4.00%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at fiscal year end 2008 and 2007, were as follows:

	Fiscal
	2008	2007
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of period	$41	$49
Service cost	1	1
Interest cost	2	3
Actuarial gain	(3)	(7)
Benefits paid	(3)	(5)

Benefit obligation at end of period	$38	$41

Change in plan assets:
Fair value of assets at beginning of period	$4	$4
Employer contributions	3	5
Benefits paid	(3)	(5)

Fair value of plan assets at end of period	$4	$4

Funded status / net amount recognized	$(34)	$(37)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other postretirement liabilities	$(2)	$(3)
Long-term pension and postretirement liabilities	(32)	(34)

Net amount recognized	$(34)	$(37)

Weighted-average assumptions used to determine postretirement benefit obligations at period end:
Discount rate	7.05%	6.35%
Rate of compensation increase	4.00%	4.00%

        Unrecognized prior service costs of $2 million at fiscal year end 2008 and 2007 were recorded in accumulated other comprehensive income. There were no changes in the balances during either period.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

There is expected to be no significant amortization of the current balance into net periodic benefit cost in fiscal 2009.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2009.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

(in millions)
Fiscal 2009	$3
Fiscal 2010	3
Fiscal 2011	3
Fiscal 2012	3
Fiscal 2013	3
Fiscal 2014-2018	15

        Health care cost trend assumptions are as follows:

	Fiscal
	2008	2007
Health care cost trend rate assumed for next fiscal year	9.21%	10.18%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Fiscal year the ultimate trend rate is achieved	2014	2013

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(2)

17. Commitments and Contingencies

General Matters

        The Company has facility, land, vehicle, and equipment leases that expire at various dates through the year 2056. Rental expense under these leases was $182 million, $165 million, and $158 million for

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

fiscal 2008, 2007, and 2006, respectively. At fiscal year end 2008, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2009	$118
Fiscal 2010	88
Fiscal 2011	67
Fiscal 2012	46
Fiscal 2013	37
Thereafter	127

Total	$483

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2008, the Company had commitments to spend $128 million in fiscal 2009.

        At fiscal year end 2008, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Consolidated and Combined Financial Statements as the amount of this contingency is not currently estimable.

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $13 million to $25 million. As of fiscal year end 2008, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and $12 million is included in other liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations, financial position, or cash flows.

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement provided for the allocation among the Company, Tyco International, and Covidien of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Company's and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, the Company assumed the liability for, and control of, all pending and threatened legal matters at Separation related to the Company's business or assumed or retained liabilities, and will indemnify the other parties for any liability arising out of or resulting from such assumed legal matters. Tyco Electronics will be responsible for 31% of certain potential liabilities that may arise from litigation pending or threatened at Separation that was not allocated to one of the three parties, and Tyco International and Covidien are responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Tyco International, Covidien, and the Company.

Tyco International Legal Proceedings

  Securities Class Actions and Settlement

        As previously reported in the Company's periodic filings, prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and the Company. The Company is responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation.

        Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which the Company was responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed actions separately against Tyco International and/or Tyco International, Covidien, and the Company. It is not possible at this time to predict the final outcome or to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of the asserted or unasserted claims from individuals that have opted out.

        Several securities cases remain outstanding, including several cases asserting claims arising under ERISA. If the unresolved securities proceedings were to be determined adversely to Tyco International, the Company's share of any additional potential losses under the terms of the Separation and Distribution Agreement, which are not presently estimable, may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        In fiscal 2007, the Company was allocated a charge from Tyco International of $922 million for the class action settlement, for which no tax benefit was available. In addition, in fiscal 2007, the Company was allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $887 million was recorded on the Consolidated and Combined Statement of Operations as litigation settlement, net. The portion allocated to the Company was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that was payable to the class. In addition, interest was accrued on the class action settlement liability. At fiscal year end 2007, the Company reflected $928 million on the Consolidated Balance Sheet for its portion of the escrow. In addition, the Company reflected a $2,992 million liability and a $2,064 million receivable from Tyco International and Covidien for their portion of the liability on the Consolidated Balance Sheet at fiscal year end 2007.

        The finalization of the settlement in February 2008 resulted in the extinguishment of the Company's class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Consolidated Balance Sheet in the second quarter of fiscal 2008. The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during fiscal 2008. It did not affect the cash balance on the Consolidated Balance Sheet because the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, on April 29, 2008, Tyco International signed a definitive agreement with the State of New Jersey, on behalf of several of the State's pension funds, to settle the action captioned New Jersey v. Tyco International Ltd., et al., brought by the State in 2002 in the United States District Court for the District of New Jersey against Tyco International, its former auditors, and certain of its former officers and directors, alleging that the defendants had, among other things, violated federal and state securities and other laws through the unauthorized and improper actions of Tyco International's former management. The agreement with the State of New Jersey provided for Tyco International to make a payment of $73 million to the plaintiffs in exchange for the plaintiffs' agreement to dismiss the case and release all claims asserted or which might have been asserted therein, which payment was made on June 2, 2008. In fiscal 2008, the Company recorded a charge of $23 million, for which no tax

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

benefit was available. The charge represented the Company's share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement.

        On June 2, 2008, Tyco International entered into an agreement in principle with the trustee of various trusts that brought claims against Tyco International in the previously disclosed action captioned Ballard v. Tyco International Ltd., et al., in the United States District Court for the District of New Hampshire, alleging, among other things, securities fraud in connection with Tyco International's acquisition in 1999 of AMP Incorporated. A definitive settlement agreement and release was executed on June 10, 2008. The settlement agreement and release set forth the terms pursuant to which the parties settled all claims between them that were raised or could have been raised in the litigation. The settlement agreement and release provided that Tyco International make a payment of $36 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's net liability was approximately $11 million, with Tyco International and Covidien responsible for approximately $10 million and $15 million, respectively.

  Investigations

        As previously reported in the Company's periodic filings, Tyco International and others have received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the Separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to the Company. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, the Company's share of such potential losses also is not estimable and may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the Separation. Tyco International reported to the U.S. Department of Justice ("DOJ") and the SEC the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), that it would continue to make periodic progress reports to these agencies, and that it would present its factual findings upon conclusion of the baseline review. To date, the Company's baseline review has revealed that some of the Company's former business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on the Company's results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

Income Taxes

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

        Prior to Separation, certain of the Company's subsidiaries filed combined tax returns with Tyco International. Those and other of the Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the provisions of FIN 48, which relate specifically to Tyco Electronics entities have been recorded in the Company's Consolidated and Combined Financial Statements. In addition, the Company may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized in the Consolidated and Combined Financial Statements. See Note 14 for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Consolidated and Combined Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact of $458 million which was paid by Tyco International during fiscal 2007. The Company's portion of this payment reduced income taxes on the Consolidated Balance Sheet by $163 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions.

        Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded in its Consolidated and Combined Financial Statements relating to these matters are appropriate. However, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, the Company recorded a $225 million decrease in income tax liabilities, a $42 million decrease in deferred tax assets, a $140 million decrease in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco International and Covidien, and a $14 million charge to contributed surplus. See Note 14 for additional information regarding the indemnification liability to Tyco International and Covidien. In addition, in fiscal 2008, Tyco International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and the Company's subsidiaries. As a result, the Company recorded a $66 million decrease in income tax liabilities with a corresponding offset to the income tax receivable, a $44 million decrease in the receivable from Tyco International and Covidien and a $42 million decrease in the payable to Tyco International and Covidien pursuant to the Tax Sharing Agreement, a $30 million increase in contributed surplus, and a $32 million net adjustment to other related tax accounts. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded in the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial condition, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the Separation.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions

  Trade Activity

        Prior to Separation, the Company sold certain of its manufactured products consisting primarily of connectors and cable assemblies to Tyco International and its affiliates, at prices which approximated fair value. Sales to Tyco International and its affiliates, which are included in net sales on the Consolidated and Combined Statements of Operations, were $60 million during the first nine months of fiscal 2007 and $76 million in fiscal 2006.

  Debt and Related Items

        The Company was allocated a portion of Tyco International's consolidated debt, net interest expense, and loss on retirement of debt. See Note 13 for further information regarding these allocations.

  Allocated Expenses

        In fiscal 2007, the Company was allocated a net charge from Tyco International of $887 million related to the class action settlement. See Note 17 for further information regarding the class action settlement.

        Prior to Separation, the Company was allocated general corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International's consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources, and risk management functions. During fiscal 2007 and 2006, the Company was allocated $152 million and $177 million, respectively, of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses in the Consolidated and Combined Statements of Operations.

        As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses and net class action settlement costs from Tyco International were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company had it been operating as an independent, publicly-traded company during the periods presented.

  Transactions with Tyco Electronics' and Tyco International's Directors

        During fiscal 2008 and 2007, the Company engaged in commercial transactions in the normal course of business with companies where Tyco Electronics' directors were employed and served as officers. Purchases from such companies aggregated less than one percent of net sales in fiscal 2008 and 2007. In addition, during periods prior to the Separation in fiscal 2007 and 2006, the Company engaged in commercial transactions in the normal course of business with companies where Tyco International's directors were employed and served as officers. During each of these periods, Tyco Electronics' purchases from such companies aggregated less than one percent of net sales.

  Separation and Distribution Agreement

        Upon Separation, the Company entered into a Separation and Distribution Agreement and other agreements with Tyco International and Covidien to effect the Separation and provide a framework for

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions (Continued)

the Company's relationships with Tyco International and Covidien after the distribution of the Company's and Covidien's shares to Tyco International's shareholders. These agreements govern the relationships among Tyco International, Covidien, and the Company subsequent to the Separation and provide for the allocation to the Company and Covidien of certain of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Separation.

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

  Tax Sharing Agreement

        Upon Separation, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. The Company, Covidien, and Tyco International share 31%, 42%, and 27%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled by the Company with respect to unresolved legacy tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies relating to unresolved legacy tax matters. All costs and expenses associated with the management of these shared tax liabilities will be shared equally among the parties. The Company will be responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien will be responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Related Party Transactions (Continued)

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

19. Income Taxes

        Significant components of the income tax provision for fiscal 2008, 2007, and 2006 are as follows:

	Fiscal
	2008	2007	2006
	(in millions)
Current:
United States:
Federal	$132	$45	$(181)
State	(21)	2	(25)
Non-U.S.	273	281	301

Current income tax provision	384	328	95

Deferred:
United States:
Federal	126	168	75
State	33	(7)	(31)
Non-U.S.	15	2	(58)

Deferred income tax provision	174	163	(14)

	$558	$491	$81

        The U.S. and non-U.S. components of income from continuing operations before income taxes and minority interest for 2008, 2007, and 2006 are as follows:

	Fiscal
	2008	2007	2006
	(in millions)
U.S.	$334	$326	$302
Non-U.S.	1,823	(7)	1,232

Income from continuing operations before income taxes and minority interest	$2,157	$319	$1,534

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision for income taxes on continuing operations for fiscal 2008, 2007, and 2006 are as follows:

	Fiscal
	2008	2007	2006
	(in millions)
Notional U.S. federal income tax expense at the statutory rate	$755	$112	$537
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision (benefit), net	1	(3)	(36)
Other income—Tax Sharing Agreement	(198)	(5)	—
Class action settlement	8	312	—
Divestitures and impairments	21	—	—
Proposed adjustments to prior year tax returns	(13)	9	—
Tax law changes	5	(11)	—
Tax credits	(7)	(8)	(12)
Non-U.S. net earnings(1)	(135)	(96)	(122)
Nondeductible charges	11	6	32
Change in accrued income tax liabilities	100	53	21
Allocated loss (gain) on retirement of debt	—	81	(87)
Valuation allowance	23	26	(268)
Adjustment to tax account balances	(33)	—	—
Other	20	15	16

Provision for income taxes	$558	$491	$81

    (1)
    Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The provision for fiscal 2008 includes a benefit of $198 million primarily related to the pre-tax income of $545 million recognized in connection with our adoption of FIN 48, for which no tax was provided. The provision was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain legacy tax issues. In addition, the provision for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

        During fiscal 2008, the Company, in connection with the implementation of certain new control processes, completed the analysis and reconciliation of its tax accounts. As a result of this analysis, the Company adjusted its tax account balances and recorded a $34 million reduction in income tax liabilities, a $1 million increase in deferred tax liabilities, and a $33 million benefit in the income tax provision.

        In fiscal 2007, no tax benefits were recorded related to the pre-tax charges for the class action settlement and loss on retirement of debt. The net increase of $26 million of deferred tax asset

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

valuation allowances in fiscal 2007 reflects the tax impacts of increased borrowings as a result of the class action settlement and the Company's Separation from Tyco International.

        The net decrease of $268 million of deferred tax asset valuation allowances in fiscal 2006 is primarily driven by improved profitability in certain jurisdictions, principally the U.S. The Company's U.S. results of operations in fiscal 2006 combined with other available evidence, including projections of future taxable income, indicated that it is more likely than not the Company will realize additional deferred tax assets in the future, and accordingly, the related valuation allowances were reduced. Reflected in the state tax provision line for fiscal 2006 is a $39 million state tax benefit primarily related to the Tyco Global Network divestiture.

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

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2008 and 2007 are as follows:

	Fiscal
	2008	2007
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$273	$253
Tax loss and credit carryforwards	2,512	2,135
Inventories	46	60
Pension and postretirement benefits	175	143
Deferred revenue	43	26
Interest	227	54
Unrecognized tax benefits	392	—
Other	23	89

	3,691	2,760

Deferred tax liabilities:
Intangible assets	(875)	(388)
Property, plant, and equipment	(94)	(148)
Other	(47)	(119)

	(1,016)	(655)

Net deferred tax asset before valuation allowance	2,675	2,105
Valuation allowance	(873)	(703)

Net deferred tax asset	$1,802	$1,402

        At fiscal year end 2008, the Company had approximately $1,524 million of U.S. federal and $187 million of U.S state net operating loss carryforwards (tax effected) which will expire in future

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

years through 2028. In addition, at fiscal year end 2008, the Company had approximately $114 million of U.S. federal tax credit carryforwards, of which $15 million have no expiration and $99 million will expire in future years through 2028, and $42 million of U.S. state tax credits carryforwards which will expire in future years through 2023. The Company also had $5 million of U.S. federal contribution carryforwards (tax effected) expiring through 2012 and $87 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2013 at fiscal year end 2008.

        At fiscal year end 2008, the Company had approximately $531 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $140 million have no expiration and $391 million will expire in future years through 2022. Also, at fiscal year end 2008, there were $3 million of non-U.S. tax credit carryforwards which will expire in future years through 2013 and $19 million of non-U.S. capital loss carryforwards (tax effected) with no expiration.

        The valuation allowance for deferred tax assets of $873 million and $703 million at fiscal year end 2008 and 2007, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on its Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2008, approximately $41 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        The Company and its subsidiaries' income tax returns are periodically examined by various regulatory tax authorities. See "Income Taxes" in Note 17 for further information.

        The calculation of the Company's tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where the Company conducts its operations. Under the provisions of FIN 48, the Company recognizes liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from the Company's current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If the Company's current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to expense may result. If the Company's current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheets as payment is not expected within one year.

        The Company has provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal year 2009. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 26, 2008, certain subsidiaries had approximately $10 billion of undistributed earnings that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  FIN 48

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted FIN 48. As discussed above, during fiscal 2008, the Company, in connection with the implementation of certain new control processes, completed the analysis and reconciliation of its tax accounts. As a result of this analysis, during the fourth quarter of fiscal 2008, the Company adjusted certain amounts recorded in connection with the initial adoption of FIN 48. These adjustments included an $85 million reduction in contingent tax liabilities, a $1 million increase in deferred tax assets, and an $86 million increase in the opening balance of accumulated earnings. Overall, the Company recorded a net increase in contingent tax liabilities of $1,197 million, an increase in deferred tax assets of $648 million, and a corresponding decrease in the opening balance of accumulated earnings of $549 million in connection with the initial adoption of FIN 48 as well as the subsequent adjustment of certain amounts. Furthermore, pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 17 for additional information regarding responsibilities for unresolved legacy tax matters. Tyco International and Covidien would be contractually obligated for $531 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of FIN 48, of which $558 million was recorded in connection with the initial adoption of FIN 48 during the first quarter of fiscal 2008 and $27 million was recorded as an adjustment to this amount during the fourth quarter of fiscal 2008. Accordingly, the Company recorded this amount in 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, in connection with the adoption of FIN 48, the Company reassessed and decreased its FIN 45 liability to Tyco International and Covidien and recorded $14 million of other income. See Note 14 for additional information regarding the Company's indemnifications under the Tax Sharing Agreement. These adjustments are summarized in the following table:

  Adoption of FIN 48 and Related Tax Sharing Agreement Income:

	Adjustment to Opening Balance of Accumulated Earnings	Tax Sharing Income
	(in millions)
Contingent tax liabilities	$(1,197)	$531
Deferred tax assets	648	—
FIN 45	—	14

	$(549)	$545

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        As of September 29, 2007, the Company had total unrecognized tax benefits of $2,029 million. If recognized in future periods, $1,864 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. Of the remaining currently unrecognized tax benefits, $56 million is associated with discontinued operations. The following table summarizes the activity related to our unrecognized tax benefits:

(in millions)
Balance as of September 29, 2007	$1,906
Adjustments to balance as of September 29, 2007	123
Additions related to prior periods tax positions	259
Reductions related to prior periods tax positions	(312)
Additions related to current period tax positions	42
Settlements	(1)
Reductions due to lapse of applicable statute of limitations	(8)

Balance at September 26, 2008	$2,009

        As of September 26, 2008, the Company had total unrecognized tax benefits of $2,009 million. If recognized in future periods, $1,775 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. Of the remaining currently unrecognized tax benefits, $55 million is associated with discontinued operations.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 29, 2007, the Company had recorded $1,092 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet. During fiscal 2008, the Company recognized $115 million of interest and penalties on the Consolidated and Combined Statement of Operations. As of September 26, 2008, the balance of accrued interest and penalties is $1,106 million, which is recorded in income taxes in the Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In the second quarter of fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 17 for additional information regarding the status of IRS examinations.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        As of September 26, 2008, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2006 through 2008
Brazil	2003 through 2008
Canada	2001 through 2008
China	2003 through 2008
Czech Republic	2007 through 2008
France	2002 through 2008
Germany	2003 through 2008
Hong Kong	2002 through 2008
India	2001 through 2008
Italy	2004 through 2008
Japan	2003 through 2008
Korea	2003 through 2008
Luxembourg	2007 through 2008
Netherlands	2007 through 2008
Portugal	2004 through 2008
Singapore	2001 through 2008
Spain	2003 through 2008
Switzerland	2006 through 2008
United Kingdom	2006 through 2008
United States, federal and state and local	1991 through 2008

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is not possible to predict the timing or results of these pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits inherent in the Company's Consolidated Balance Sheet as of September 26, 2008.

20. Other Income (Expense), Net

        In fiscal 2008, the Company recorded other income of $567 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $545 million ($1.13 for basic earnings per share and $1.12 for diluted earnings per share in fiscal 2008) related to certain incremental tax liabilities recorded by the Company in connection with the adoption of FIN 48. See Notes 2 and 19 for additional information regarding the adoption of FIN 48. For further information regarding the Tax Sharing Agreement, see Notes 17 and 18.

        Net other expense of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 13 for additional information. Additionally, in fiscal 2007, the Company recorded other income of $13 million associated with Tyco International's and

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

20. Other Income (Expense), Net (Continued)

Covidien's share of certain contingent tax liabilities relating to unresolved tax matters of legacy Tyco International.

21. Earnings (Loss) Per Share

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

        The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	Fiscal
	2008	2007	2006
	(in millions)
Weighted-average shares outstanding:
Basic	483	497	497
Share options and restricted share awards	3	—	—

Diluted	486	497	497

        For fiscal 2008 and 2007, certain share options were not included in the computation of diluted earnings (loss) per share because the underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings (loss) per share totaled 21 million and 20 million as of September 26, 2008 and September 28, 2007, respectively.

        For the year ended September 28, 2007, options to purchase Tyco Electronics' common shares with the underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share totaled 3 million as of September 28, 2007.

        The Separation and Distribution Agreement entered into pursuant to Separation requires that the Company issue common shares, as needed, to satisfy convertible debentures issued prior to Separation by Tyco International and retained by Tyco International subsequent to Separation. During fiscal 2008, approximately 230,000 shares were issued to satisfy those convertible debentures. Those shares are reflected in both weighted-average basic and diluted shares outstanding based on the underlying date of issuance. As of fiscal year end 2008, the expected number of contingently issuable shares to holders of Tyco International convertible debt is immaterial.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

22. Equity

  Parent Company Investment and Separation Related Equity Adjustments

        For all periods prior to June 29, 2007, Tyco International's investment in the electronics businesses is shown as parent company investment in the Consolidated and Combined Financial Statements. Parent company investment represents the historical investment of capital into the Company, the Company's accumulated net earnings after taxes, and the net effect of transactions with and allocations from Tyco International. See Note 18 for additional information regarding the allocation to the Company of various expenses incurred by Tyco International.

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

        During fiscal 2007, the Company assumed $1,091 million of contingent tax liabilities from Tyco International and recorded a related receivable of $844 million from Tyco International and Covidien to reflect the 69% indemnification granted by each. These items were recorded as adjustments to contributed surplus on the Consolidated and Combined Financial Statements.

  Preferred Shares

        The Company has authorized 125,000,000 preferred shares, par value of $0.20 per share, none of which were issued and outstanding at September 26, 2008. Rights as to dividends, return of capital, redemption, conversion, voting, and otherwise with respect to the preferred shares may be determined by the Company's board of directors on or before the time of issuance. In the event of the liquidation of the Company, the holders of any preferred shares then outstanding would be entitled to payment to them of the amount for which the preferred shares were subscribed and any unpaid dividends prior to any payment to the common shareholders.

  Dividends

        In September 2008, the Company's board of directors declared a regular quarterly cash dividend of $0.16 per common share. The dividend was paid on November 4, 2008. The declared but unpaid dividend is recorded in accrued and other current liabilities on the Consolidated Balance Sheet at fiscal year end 2008.

  Share Repurchase Program

        In September 2007, the Company's board of directors authorized a share repurchase program of $750 million to purchase a portion of the Company's outstanding common shares. The Company's board of directors authorized an increase in the share repurchase program from $750 million to $1,250 million in March 2008 and an additional increase in the program from $1,250 million to $2,000 million in July 2008. In fiscal 2008, the Company purchased approximately 37 million common shares for $1,269 million under this program, of which $1,242 million was paid as of September 26, 2008. No common shares were repurchased under this program in fiscal 2007.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income are as follows:

	Currency Translation(1)(2)	Unrealized Gain (Loss) on Securities	Unrecognized Pension and Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive Income
	(in millions)
Balance at October 1, 2005	$657	$1	$(327)	$—	$331
Pre-tax current period change	242	—	150	—	392
Income tax expense	—	—	(53)	—	(53)

Balance at September 29, 2006	899	1	(230)	—	670
Pre-tax current period change	453	—	319	(53)	719
Income tax expense	—	—	(112)	—	(112)

	1,352	1	(23)	(53)	1,277
Adoption of SFAS No. 158:
Pre-tax current period change	—	—	(347)	—	(347)
Income tax benefit	—	—	122	—	122

Total	—	—	(225)	—	(225)

Balance at September 28, 2007	1,352	1	(248)	(53)	1,052
Pre-tax current period change	(22)	—	(159)	8	(173)
Income tax benefit	—	(1)	52	(1)	50

Balance at September 26, 2008	$1,330	$—	$(355)	$(46)	$929

(1)
During fiscal 2008 and 2006, $6 million and $38 million, respectively, were transferred from currency translation adjustments as a result of the sale of non-U.S. subsidiaries. These gains are included in income (loss) from discontinued operations in the Consolidated and Combined Statement of Operations.

(2)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

24. Share Plans

        Prior to Separation on June 29, 2007, all equity awards (restricted share awards and share options) held by Company employees were granted under the Tyco International Ltd. 2004 Stock and Incentive Plan or other Tyco International equity incentive plans. All equity awards granted by the Company subsequent to Separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan (the "2007 Plan"). The 2007 Plan is administered by the Management Development and Compensation Committee of the board of directors of Tyco Electronics, which consists exclusively of independent directors of Tyco Electronics and provides for the award of share options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards"). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. The 2007 Plan allows for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Share Plans (Continued)

        Prior to the Separation, all employee equity awards were granted by Tyco International. At Separation, significantly all of Tyco International's outstanding restricted share awards issued to Company employees prior to September 29, 2006 were converted into restricted share awards of the Company at a ratio of one share of the Company for every four Tyco International common shares. The conversion of those pre-September 29, 2006 awards also resulted in the issuance of one restricted share award in Tyco International and Covidien. The conversion of pre-September 29, 2006 awards to executives and employees of Tyco International and Covidien resulted in the issuance of a Tyco Electronics Ltd. restricted share award for every four Tyco International awards that existed. The remaining restricted share and share option awards issued to Company employees converted into restricted share and share option awards of the Company based on a ratio of the Company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option awards granted prior to September 29, 2006 to Company employees who were identified as "Tyco Corporate Employees" prior to Separation converted to share option awards in each of the three post-Separation companies based on ratios of the respective company's final pre-Separation when-issued share price and Tyco International's pre-Separation closing share price. All share option award conversions were done in accordance with Sections 409A and 424 of the Code. Upon Separation, all performance conditions on outstanding performance share awards to Company employees were lifted and those awards converted to restricted share awards in the Company's stock only.

Restricted Share Awards

        Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. All restrictions on the award will lapse upon retirement or normal retirement eligibility, death, or disability of the employee. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. For grants that vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest in one-third increments over a period of four years beginning in the second year, as determined by the Management Development and Compensation Committee, or upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Share Plans (Continued)

        Restricted share award activity for grants as of fiscal year end 2008 and changes during the year then ended is presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2007	4,398,545	$36.96
Granted	239,884	33.94
Vested	(938,048)	36.05
Forfeited	(372,111)	37.17

Non-vested at September 26, 2008	3,328,270	$36.97

        The weighted-average grant-date fair value of Tyco Electronics restricted share awards granted during fiscal 2008 and 2007 were $33.94 and $39.69, respectively. The weighted-average grant-date fair value of Tyco International restricted share awards granted to Tyco Electronics employees during pre-Separation fiscal 2007 and fiscal 2006 were $30.34 and $28.96, respectively.

        As of fiscal year end 2008, there was $61 million of total unrecognized compensation cost related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.1 fiscal years.

  Deferred Stock Units

        Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco Electronics common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents, which are delivered at the same time as the underlying DSUs. Conditions of vesting are determined at the time of grant. As of fiscal year end 2008 and 2007, 50,010 and 44,450 vested but undistributed DSUs were outstanding, respectively. The grant-date fair value of vested but undistributed DSU grants was expensed immediately and was not significant during fiscal 2008 and post-Separation 2007. There were no DSUs issued prior to Separation.

  Share Options

        Share options are granted to purchase Tyco Electronics common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options generally vest and become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Share Plans (Continued)

        Share option activity for grants as of fiscal year end 2008 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 28, 2007	32,307,571	$42.86
Granted	128,900	33.15
Exercised	(2,578,127)	21.70
Expired	(4,125,258)	50.30
Forfeited	(268,066)	37.06

Outstanding at September 26, 2008	25,465,020	$43.81	4.5	27

Vested and unvested expected to vest at September 26, 2008	24,844,248	$43.97	4.5	27
Exercisable at September 26, 2008	21,185,069	45.13	3.8	27

        The conversion of Tyco International share option awards into Tyco Electronics share option awards at Separation was considered a modification of an award in accordance with SFAS No. 123R. As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards of $13 million. Of that amount, the Company recorded non-cash compensation expense of $1 million and $11 million in selling, general, and administrative and separation costs in the Consolidated and Combined Statement of Operations for fiscal 2008 and 2007, respectively. The remaining $1 million of modification expense will be recorded through 2011.

        As of fiscal year end 2008, there was $35 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.0 years.

  Share-Based Compensation

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective transition method. As a result, the Company's results from continuing operations for fiscal 2006 include incremental share-based compensation expense of $40 million. Share-based compensation cost during fiscal 2008, 2007, and 2006 totaled $62 million, $100 million, and $69 million, respectively, of which $58 million, $93 million, and $64 million, respectively, have been included in the Consolidated and Combined Statements of Operations within selling, general, and administrative expenses and separation costs. Share-based compensation expense of $4 million, $7 million, and $5 million, respectively, has been included in the Consolidated and Combined Statements of Operations within income (loss) from discontinued operations, net of tax for fiscal 2008, 2007, and 2006. The Company has recognized a related tax benefit associated with its share-based compensation arrangements of $17 million, $27 million, and $19 million in fiscal 2008, 2007, and 2006, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Share Plans (Continued)

        The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of peers of Tyco Electronics and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on Tyco Electronics' expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average grant-date fair value of Tyco Electronics options granted during fiscal 2008 and post-Separation fiscal 2007 and the weighted-average assumptions Tyco Electronics used in the Black-Scholes-Merton option pricing model for fiscal 2008 and post-Separation fiscal 2007 were as follows:

	Fiscal
	2008	2007
Weighted-average grant-date fair value	$8.87	$12.34
Assumptions:
Expected share price volatility	30%	30%
Risk free interest rate	3.2%	4.9%
Expected annual dividend per share	$0.59	$0.56
Expected life of options (years)	5.0	5.2

        The weighted-average grant-date fair values of Tyco International options granted to Tyco Electronics employees during pre-Separation fiscal 2007 and fiscal 2006 and the weighted-average assumptions Tyco International used in the Black-Scholes-Merton option pricing model for pre-Separation fiscal 2007 and fiscal 2006 were as follows:

	Fiscal
	2007	2006
Weighted-average grant-date fair value	$9.52	$8.96
Assumptions:
Expected share price volatility	32%	34%
Risk free interest rate	4.3%	4.3%
Expected annual dividend per share	$0.64	$0.40
Expected life of options (years)	4.9	4.0

        The total intrinsic value of Tyco Electronics options exercised during fiscal 2008 and post-Separation fiscal 2007 were $39 million and $7 million, respectively. The total cash received by the Company related to the exercise of options totaled $54 million and $13 million in fiscal 2008 and post-Separation fiscal 2007, respectively. The related excess cash tax benefit classified as a financing

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Share Plans (Continued)

cash inflow for fiscal 2008 and 2007 in the Consolidated and Combined Statement of Cash Flows was not significant.

        The total intrinsic value of Tyco International options exercised by Tyco Electronics employees during pre-Separation fiscal 2007 and fiscal 2006 was $48 million and $22 million, respectively.

  Employee Stock Purchase Plans

        The Company also maintains employee stock purchase plans for the benefit of employees of certain qualified U.S. and non-U.S. subsidiaries. The terms of these plans provide employees the right to purchase shares of the Company's stock at a stated price and receive certain tax benefits. The significant plans are discussed below.

        Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in the Tyco Electronics Ltd. Employee Stock Purchase Plan (the "ESP Plan"). Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction on the first $40,000 of payroll deductions. All shares purchased under the ESP Plan are purchased on the open market by a designated broker. Participation in the ESP Plan began in December 2007. The Company incurred $1 million in matching contribution expense in fiscal 2008.

        Substantially all full-time employees of the Company's United Kingdom subsidiaries are eligible to participate in the Tyco Electronics Ltd. Savings Related Share Plan (the "UK SAYE Plan"). Under the UK SAYE Plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the UK SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. Participation in the UK SAYE Plan began in February 2008. As of fiscal year end 2008, 123,818 unvested options are outstanding under the UK SAYE Plan; there are no vested options outstanding. Non-cash compensation expense related to the UK SAYE Plan was not significant in fiscal 2008.

25. Consolidated and Combined Segment and Geographic Data

        The Company aggregates its operating segments into four reportable segments based upon the Company's internal business structure. See Note 1 for a description of the segments in which the Company operates. Segment performance is evaluated based on net sales and operating income. Generally, the Company considers all expenses to be of an operating nature, and, accordingly, allocates them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment income from operations. Net litigation settlement costs and separation costs incurred in fiscal 2008 and 2007 were not allocated to the segments. Intersegment sales are not material and are recorded at selling prices that approximate market prices.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

25. Consolidated and Combined Segment and Geographic Data (Continued)

        Net sales and income from operations by business segment are presented in the following table for fiscal 2008, 2007, and 2006:

	Net Sales			Income from Operations
	Fiscal			Fiscal
	2008	2007	2006	2008		2007	2006
	(in millions)
Electronic Components	$11,043	$10,111	$9,386	$1,287	(1)	$1,339	$1,404
Network Solutions	2,163	1,897	1,740	254		231	268
Undersea Telecommunications	1,165	565	300	160		38	15
Wireless Systems	463	386	385	67		39	55
Litigation settlement costs, net and separation costs	—	—	—	(22)		(931)	—

Total	$14,834	$12,959	$11,811	$1,746		$716	$1,742

(1)
Includes goodwill and long-lived asset impairments of $137 million in fiscal 2008. See Note 5 for additional information.

        No single customer accounted for more than 10% of net sales in fiscal 2008, 2007, or 2006.

        As the Company is not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures for fiscal 2008, 2007, and 2006 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2008	2007	2006	2008	2007		2006
	(in millions)
Electronic Components	$466	$436	$396	$529	$521		$462
Network Solutions	48	32	32	65	52		38
Undersea Telecommunications	26	22	15	14	288	(1)	4
Wireless Systems	19	24	16	11	14		15

Total	$559	$514	$459	$619	$875		$519

(1)
Includes $280 million related to the Company's exercise of its option to buy five cable-laying sea vessels in fiscal 2007. See Note 9 for additional information.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

25. Consolidated and Combined Segment and Geographic Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2008, 2007, and 2006 were as follows:

	Segment Assets
	Fiscal
	2008	2007	2006
	(in millions)
Electronic Components	$3,665	$3,550	$3,320
Network Solutions	787	704	604
Undersea Telecommunications	304	155	57
Wireless Systems	282	234	202

Total segment assets(1)	5,038	4,643	4,183
Other current assets	2,057	5,353	2,503
Non-current assets	14,505	13,692	12,405

Total assets	$21,600	$23,688	$19,091

(1)
Segment assets are comprised of accounts receivable and inventory.

        Net sales by geographic region for fiscal 2008, 2007, and 2006 and net property, plant, and equipment by geographic area at fiscal year end 2008, 2007, and 2006 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2008	2007	2006	2008	2007	2006
	(in millions)
United States	$4,619	$3,950	$3,730	$1,093	$1,109	$1,105
Other Americas	642	514	460	46	52	42
Europe/Middle East/Africa	5,515	4,816	4,264	1,405	1,325	1,166
Asia-Pacific	4,058	3,679	3,357	973	926	659

Total	$14,834	$12,959	$11,811	$3,517	$3,412	$2,972

(1)
Net sales from external customers is attributed to individual countries based on the legal entity that records the sale.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

26. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended September 26, 2008 and September 28, 2007 were as follows:

	Fiscal 2008
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
	(in millions, except per share data)
Net sales	$3,558	$3,662	$3,908	$3,706
Gross income	892	970	997	911
Income from continuing operations	868	302	317	107
Income (loss) from discontinued operations, net of income taxes	81	(1)	13	95
Net income	949	301	330	202
Basic earnings per share:
Income from continuing operations	$1.75	$0.62	$0.66	$0.23
Income from discontinued operations, net of income taxes	0.16	—	0.03	0.20
Net income	1.91	0.62	0.69	0.43
Diluted earnings per share:
Income from continuing operations	$1.74	$0.62	$0.66	$0.23
Income from discontinued operations, net of income taxes	0.16	—	0.02	0.20
Net income	1.90	0.62	0.68	0.43
Weighted-average number of shares outstanding:
Basic	496	486	478	470
Diluted	499	489	482	473

(1)
Income from continuing operations for the first quarter of fiscal 2008 includes $21 million of net restructuring and other charges and $592 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. Net income for the first quarter of fiscal 2008 includes $81 million of income, net of income taxes, from discontinued operations.

(2)
Income from continuing operations for the second quarter of fiscal 2008 includes $23 million of litigation settlement costs, $25 million of net restructuring and other charges, and $13 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(3)
Income from continuing operations for the third quarter of fiscal 2008 includes $16 million of net restructuring and other charges. Net income for the third quarter of fiscal 2008 includes $13 million of income, net of income taxes, from discontinued operations.

(4)
Income from continuing operations for the fourth quarter of fiscal 2008 includes $123 million of net restructuring and other charges, $137 million of goodwill and long-lived asset impairment charges, $39 million of other expense related to the Tax Sharing Agreement with Tyco International and Covidien, and $33 million of income tax benefit related to the analysis and reconciliation of tax accounts. Net income includes $95 million of income, net of income taxes, from discontinued operations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

26. Quarterly Financial Data (Unaudited) (Continued)

	Fiscal 2007
	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
	(in millions, except per share data)
Net sales	$2,975	$3,204	$3,292	$3,488
Gross income	787	832	837	883
Income (loss) from continuing operations	235	281	(933)	239
Income (loss) from discontinued operations, net of income taxes	46	(4)	(435)	17
Net income (loss)	281	277	(1,368)	256
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.47	$0.57	$(1.88)	$0.48
Income (loss) from discontinued operations, net of income taxes	0.10	(0.01)	(0.87)	0.04
Net income (loss)	0.57	0.56	(2.75)	0.52
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.47	$0.57	$(1.88)	$0.48
Income (loss) from discontinued operations, net of income taxes	0.10	(0.01)	(0.87)	0.03
Net income (loss)	0.57	0.56	(2.75)	0.51
Weighted-average number of shares outstanding:(4)
Basic	497	497	497	496
Diluted	497	497	497	500

(1)
Net income for the first quarter of fiscal 2007 includes $46 million of income, net of income taxes, from discontinued operations.

(2)
Loss from continuing operations for the third quarter of fiscal 2007 includes $891 million of net litigation settlement costs, $25 million of separation costs, $25 million of net restructuring and other charges, and $232 million of allocated loss on retirement of debt. Net loss includes a $435 million loss, net of income taxes, from discontinued operations.

(3)
Income from continuing operations for the fourth quarter of fiscal 2007 includes $19 million of separation costs, $50 million of net restructuring and other charges, and $13 million of other income related to the accretion of interest on certain contingent tax liabilities relating to unresolved tax matters of legacy Tyco International. Net loss includes $17 million of income, net of income taxes, from discontinued operations.

(4)
At Separation, on June 29, 2007, the Company had 497 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the date of Separation as no Tyco Electronics equity awards were outstanding prior to the Separation. The computation of diluted loss per share excludes non-vested restricted shares and share options of 4 million for the quarter ending June 29, 2007 as their effect would have been anti-dilutive.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a 100% owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes, five-year unsecured senior revolving credit facility, and commercial paper all of which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method.

Consolidating Statement of Operations

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$14,834	$—	$14,834
Cost of sales	—	—	11,064	—	11,064

Gross income	—	—	3,770	—	3,770
Selling, general, and administrative expenses	41	10	1,629	—	1,680
Litigation settlement, net	22	—	—	—	22
Restructuring and other charges, net	—	—	185	—	185
Impairment of goodwill and long-lived assets	—	—	137	—	137

Income (loss) from operations	(63)	(10)	1,819	—	1,746
Interest income	—	—	32	—	32
Interest expense	—	(180)	(8)	—	(188)
Other income, net	—	—	567	—	567
Equity in net income of subsidiaries	1,682	1,788	—	(3,470)	—
Equity in net income of subsidiaries of discontinued operations	188	188	—	(376)	—
Intercompany interest and fees	(25)	84	(59)	—	—

Income from continuing operations before income taxes and minority interest	1,782	1,870	2,351	(3,846)	2,157
Income taxes	—	—	(558)	—	(558)
Minority interest	—	—	(5)	—	(5)

Income from continuing operations	1,782	1,870	1,788	(3,846)	1,594
Income from discontinued operations, net of income taxes	—	—	188	—	188

Net income	$1,782	$1,870	$1,976	$(3,846)	$1,782

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Operations

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,959	$—	$12,959
Cost of sales	—	—	9,620	—	9,620

Gross income	—	—	3,339	—	3,339
Selling, general, and administrative expenses	27	(34)	1,607	—	1,600
Litigation settlement, net	887	—	—	—	887
Separation costs	—	—	44	—	44
Restructuring and other charges, net	—	—	92	—	92

Income (loss) from operations	(914)	34	1,596	—	716
Interest income	—	11	42	—	53
Interest expense	—	(105)	(126)	—	(231)
Other (expense) income, net	—	(232)	13	—	(219)
Equity in net income of subsidiaries	736	921	—	(1,657)	—
Equity in net loss of subsidiaries of discontinued operations	(376)	(376)	—	752	—
Intercompany interest and fees	—	107	(107)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(554)	360	1,418	(905)	319
Income taxes	—	—	(491)	—	(491)
Minority interest	—	—	(6)	—	(6)

Income (loss) from continuing operations	(554)	360	921	(905)	(178)
Loss from discontinued operations, net of income taxes	—	—	(376)	—	(376)

Net income (loss)	$(554)	$360	$545	$(905)	$(554)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Operations

For the Fiscal Year Ended September 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Net sales	$—	$11,811	$11,811
Cost of sales	—	8,617	8,617

Gross income	—	3,194	3,194
Selling, general, and administrative expenses	—	1,445	1,445
Restructuring and other charges, net	—	7	7

Income from operations	—	1,742	1,742
Interest income	—	48	48
Interest expense	—	(256)	(256)

Income from continuing operations before income taxes and minority interest	—	1,534	1,534
Income taxes	—	(81)	(81)
Minority interest	—	(6)	(6)

Income from continuing operations	—	1,447	1,447
Loss from discontinued operations, net of income taxes	—	(246)	(246)

Income before cumulative effect of accounting change	—	1,201	1,201
Cumulative effect of accounting change, net of income taxes	—	(8)	(8)

Net income	$—	$1,193	$1,193

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Balance Sheet

As of September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,086	$—	$1,086
Accounts receivable, net	—	—	2,726	—	2,726
Inventories	—	—	2,312	—	2,312
Intercompany receivables	1	—	23	(24)	—
Prepaid expenses and other current assets	2	86	679	—	767
Deferred income taxes	—	—	204	—	204

Total current assets	3	86	7,030	(24)	7,095
Property, plant, and equipment, net	—	—	3,517	—	3,517
Goodwill	—	—	7,068	—	7,068
Intangible assets, net	—	—	486	—	486
Deferred income taxes	—	—	1,915	—	1,915
Investment in subsidiaries	11,069	12,957	—	(24,026)	—
Intercompany loans receivable	167	6,551	5,500	(12,218)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,218	—	1,218
Other assets	—	21	280	—	301

Total Assets	$11,239	$19,615	$27,014	$(36,268)	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	27	—	1,442	—	1,469
Accrued and other current liabilities	83	81	1,432	—	1,596
Deferred revenue	—	—	247	—	247
Intercompany payables	23	—	1	(24)	—

Total current liabilities	133	81	3,142	(24)	3,332
Long-term debt	—	2,998	163	—	3,161
Intercompany loans payable	33	5,467	6,718	(12,218)	—
Long-term pension and postretirement liabilities	—	—	721	—	721
Deferred income taxes	—	—	289	—	289
Income taxes	—	—	2,291	—	2,291
Other liabilities	—	—	723	—	723

Total Liabilities	166	8,546	14,047	(12,242)	10,517

Minority interest	—	—	10	—	10
Equity	11,073	11,069	12,957	(24,026)	11,073

Total Liabilities and Shareholders' Equity	$11,239	$19,615	$27,014	$(36,268)	$21,600

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Balance Sheet

As of September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$2	$—	$940	$—	$942
Accounts receivable, net	—	—	2,594	—	2,594
Inventories	—	—	2,049	—	2,049
Class action settlement escrow	928	—	—	—	928
Class action settlement receivable	2,064	—	—	—	2,064
Intercompany receivables	181	29	(84)	(126)	—
Prepaid expenses and other current assets	(2)	—	591	—	589
Deferred income taxes	—	—	325	—	325
Assets of discontinued operations	—	—	505	—	505

Total current assets	3,173	29	6,920	(126)	9,996
Property, plant, and equipment, net	—	—	3,412	—	3,412
Goodwill	—	—	7,177	—	7,177
Intangible assets, net	—	—	526	—	526
Deferred income taxes	—	—	1,397	—	1,397
Investment in subsidiaries	11,136	13,329	—	(24,465)	—
Investment in subsidiaries of discontinued operations	239	239	—	(478)	—
Intercompany loans receivable	—	6,267	5,024	(11,291)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	844	—	844
Other assets	—	2	334	—	336

Total Assets	$14,548	$19,866	$25,634	$(36,360)	$23,688

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$5	$—	$5
Accounts payable	1	—	1,342	—	1,343
Class action settlement liability	2,992	—	—	—	2,992
Accrued and other current liabilities	61	3	1,353	—	1,417
Deferred revenue	—	—	181	—	181
Intercompany payables	29	181	(172)	(38)	—
Liabilities of discontinued operations	—	—	266	—	266

Total current liabilities	3,083	184	2,975	(38)	6,204
Long-term debt	—	3,283	90	—	3,373
Intercompany loans payable	88	5,024	6,267	(11,379)	—
Long-term pension and postretirement liabilities	—	—	607	—	607
Deferred income taxes	—	—	271	—	271
Income taxes	—	—	1,242	—	1,242
Other liabilities	—	—	599	—	599

Total Liabilities	3,171	8,491	12,051	(11,417)	12,296

Minority interest	—	—	15	—	15
Equity	11,377	11,375	13,568	(24,943)	11,377

Total Liabilities and Shareholders' Equity	$14,548	$19,866	$25,634	$(36,360)	$23,688

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(649)	$(38)	$1,701	$—	$1,014
Net cash used in discontinued operating activities	—	—	(25)	—	(25)

Net cash (used in) provided by operating activities	(649)	(38)	1,676	—	989

Cash Flows From Investing Activities:
Capital expenditures	—	—	(619)	—	(619)
Proceeds from sale of property, plant, and equipment	—	—	42	—	42
Acquisition of business, net of cash acquired	—	—	(3)	—	(3)
Purchase accounting and holdback/earn-out liabilities	—	—	(2)	—	(2)
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operations, net of cash retained by business sold	—	—	571	—	571
Decrease in intercompany loans	(222)	159	—	63	—
Other	(8)	—	(16)	—	(24)

Net cash provided by (used in) continuing investing activities	706	159	(27)	63	901
Net cash used in discontinued investing activities	—	—	(6)	—	(6)

Net cash provided by (used in) investing activities	706	159	(33)	63	895

Cash Flows From Financing Activities:
Net increase in commercial paper	—	630	—	—	630
Proceeds from long-term debt	—	800	100	—	900
Repayment of long-term debt	—	(1,750)	(1)	—	(1,751)
Changes in parent company equity	1,398	199	(1,597)	—	—
Repurchase of common shares	(1,242)	—	—	—	(1,242)
Payment of common dividends	(271)	—	—	—	(271)
Proceeds from exercise of share options	54	—	—	—	54
Transfer to discontinued operations	—	—	(80)	—	(80)
Loan borrowing from parent	—	—	63	(63)	—
Minority interest distributions paid	—	—	(11)	—	(11)
Other	2	—	(3)	—	(1)

Net cash used in continuing financing activities	(59)	(121)	(1,529)	(63)	(1,772)
Net cash provided by discontinued financing activities	—	—	33	—	33

Net cash used in financing activities	(59)	(121)	(1,496)	(63)	(1,739)

Effect of currency translation on cash	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents	(2)	—	148	—	146
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of fiscal year	2	—	940	—	942

Cash and cash equivalents at end of fiscal year	$—	$—	$1,086	$—	$1,086

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(74)	$(264)	$1,846	$—	$1,508
Net cash provided by discontinued operating activities	—	—	17	—	17

Net cash (used in) provided by operating activities	(74)	(264)	1,863	—	1,525

Cash Flows From Investing Activities:
Capital expenditures	—	—	(875)	—	(875)
Proceeds from sale of property, plant, and equipment	—	—	41	—	41
Purchase accounting and holdback/earn-out liabilities	—	—	(4)	—	(4)
Class action settlement escrow	(928)	—	—	—	(928)
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	227	—	227
Decrease in intercompany loans	—	2,011	—	(2,011)	—
Other	—	—	1	—	1

Net cash (used in) provided by continuing investing activities	(928)	2,011	(610)	(2,011)	(1,538)
Net cash provided by discontinued investing activities	—	—	10	—	10

Net cash (used in) provided by investing activities	(928)	2,011	(600)	(2,011)	(1,528)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	5,676	—	—	5,676
Repayment of long-term debt	—	(2,393)	(62)	—	(2,455)
Allocated debt activity	—	(3,743)	—	—	(3,743)
Net transactions with former parent	875	(2,956)	3,193	—	1,112
Changes in parent company equity	129	1,669	(1,798)	—	—
Proceeds from exercise of share options	13	—	—	—	13
Transfers to discontinued operations	—	—	(134)	—	(134)
Loan borrowing from parent	—	—	(2,011)	2,011	—
Minority interest distributions paid	—	—	(7)	—	(7)
Other	(13)	—	5	—	(8)

Net cash provided by (used in) continuing financing activities	1,004	(1,747)	(814)	2,011	454
Net cash used in discontinued financing activities	—	—	(23)	—	(23)

Net cash provided by (used in) financing activities	1,004	(1,747)	(837)	2,011	431

Effect of currency translation on cash	—	—	46	—	46
Net increase in cash and cash equivalents	2	—	472	—	474
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of fiscal year	—	—	472	—	472

Cash and cash equivalents at end of fiscal year	$2	$—	$940	$—	$942

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 29, 2006

	Tyco Electronics Ltd.	Other Subsidiaries	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$—	$1,624	$1,624
Net cash provided by discontinued operating activities	—	39	39

Net cash provided by operating activities	—	1,663	1,663

Cash Flows From Investing Activities:
Capital expenditures	—	(519)	(519)
Proceeds from sale of property, plant, and equipment	—	6	6
Acquisition of businesses, net of cash acquired	—	(23)	(23)
Purchase accounting and holdback/earn-out liabilities	—	(4)	(4)
Other	—	27	27

Net cash used in continuing investing activities	—	(513)	(513)
Net cash used in discontinued investing activities	—	(126)	(126)

Net cash used in investing activities	—	(639)	(639)

Cash Flows From Financing Activities:
Repayment of long-term debt	—	(113)	(113)
Allocated debt activity	—	(713)	(713)
Net transactions with former parent	—	(74)	(74)
Transfers from discontinued operations	—	(7)	(7)
Minority interest distributions paid	—	(12)	(12)
Other	—	(4)	(4)

Net cash used in continuing financing activities	—	(923)	(923)
Net cash provided by discontinued financing activities	—	95	95

Net cash used in financing activities	—	(828)	(828)

Effect of currency translation on cash	—	(1)	(1)
Net increase in cash and cash equivalents	—	195	195
Less: net increase in cash and cash equivalents related to discontinued operations	—	(8)	(8)
Cash and cash equivalents at beginning of fiscal year	—	285	285

Cash and cash equivalents at end of fiscal year	$—	$472	$472

TYCO ELECTRONICS LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2008
Allowance for Doubtful Accounts Receivable	$57	$5	$—	$(20)	$42
Fiscal 2007
Allowance for Doubtful Accounts Receivable	56	9	4	(12)	57
Fiscal 2006
Allowance for Doubtful Accounts Receivable	67	1	1	(13)	56

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
SIGNATURES
TYCO ELECTRONICS LTD. INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006
TYCO ELECTRONICS LTD. CONSOLIDATED BALANCE SHEETS As of September 26, 2008 and September 28, 2007
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006
TYCO ELECTRONICS LTD. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006
TYCO ELECTRONICS LTD. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Consolidating Statement of Operations For the Fiscal Year Ended September 26, 2008
Consolidating Statement of Operations For the Fiscal Year Ended September 28, 2007
Consolidating Statement of Operations For the Fiscal Year Ended September 29, 2006
Consolidating Balance Sheet As of September 26, 2008
Consolidating Balance Sheet As of September 28, 2007
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 26, 2008
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 28, 2007
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 29, 2006
TYCO ELECTRONICS LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Fiscal Years Ended September 26, 2008, September 28, 2007, and September 29, 2006