Form 10-K/A
period 2008-09-20
Tyco Electronics Ltd.
filed 2009-01-16
CIK 1385157

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

        Documents Incorporated By Reference: None

 TYCO ELECTRONICS LTD.
TABLE OF CONTENTS

i

Explanatory Note:

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 26, 2008, which was filed with the Securities and Exchange Commission on November 20, 2008 (the "Original Filing"), is being filed to provide the information required by Part III of this Form 10-K/A. As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a revised Consent of our Independent Registered Public Accounting Firm dated January 16, 2009, relating to its reports dated November 20, 2008 included in this Form 10/K-A relating to the consolidated and combined financial statements of Tyco Electronics Ltd. and subsidiaries and the effectiveness of Tyco Electronics Ltd. and subsidiaries' internal control over financial reporting, is being filed. Accordingly, the exhibits listed under Item 15 of Part IV of this Form 10-K/A are being updated to reflect the consent and new certifications described above.

        For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ii

 SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report, including in the sections entitled "Business," "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

iii

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

        The public may also read and copy any document that we file, including this Annual Report, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The following table presents information with respect to our directors and executive officers as of January 1, 2009.

Name	Age	Position(s)
Thomas J. Lynch	54	Chief Executive Officer and Director
Pierre R. Brondeau	51	Director
Ram Charan	69	Director
Juergen W. Gromer	63	Director
Robert M. Hernandez	64	Director
Daniel J. Phelan	59	Director
Frederic M. Poses	66	Director
Lawrence S. Smith	61	Director
Paula A. Sneed	61	Director
David P. Steiner	48	Director
John C. Van Scoter	47	Director
Sandra S. Wijnberg	52	Director
Mario Calastri	51	Senior Vice President and Treasurer
Alan C. Clarke	55	President, Network Solutions
Terrence R. Curtin	40	Executive Vice President and Chief Financial Officer
Joseph B. Donahue	50	President, Automotive Division
Charles P. Dougherty	46	President, Wireless Systems
Jane A. Leipold	48	Senior Vice President, Global Human Resources
Minoru Okamoto	59	President, Communications & Industrial Solutions
Robert J. Ott	47	Senior Vice President and Corporate Controller
Jeffrey G. Rea	43	President, Specialty Products
Eric J. Resch	51	Senior Vice President and Tax Officer
Robert A. Scott	58	Executive Vice President and General Counsel
Joan E. Wainwright	48	Senior Vice President, Marketing and Communications

        Thomas J. Lynch serves on our Board of Directors and has been Chief Executive Officer of Tyco Electronics since January 2006 and was previously President of Tyco Engineered Products and Services since joining Tyco International in September 2004. Prior to joining Tyco International, Mr. Lynch was at Motorola where he was Executive Vice President and President and Chief Executive Officer, Personal Communications Sector from August 2002 to September 2004; Executive Vice President and President, Integrated Electronic Systems Sector from January 2001 to August 2002; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, Broadband Communications Sector from February 2000 to January 2001; and Senior Vice President and General Manager, Satellite & Broadcast Network Systems, General Instrument Corporation from May 1998 to February 2000. Mr. Lynch holds a bachelor's degree in commerce from Rider University.

        Pierre R. Brondeau joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Dr. Brondeau was named President and Chief Operating Officer of Rohm & Haas Company, a U.S. based manufacturer of specialty materials, in May 2008 and previously was Executive Vice President of electronics materials and specialty materials of Rohm & Haas Company from 2006. He also has served as Vice-President, Business Group Executive, Electronic Materials, President and Chief Executive Officer, Rohm & Haas Electronic Materials LLC, and Regional Director, Europe, from 2003 to 2006, and previously as Vice-President, Business Group

Director, Electronic Materials, President and Chief Executive Officer, Shipley Company, LLC, from 1999 to 2003. Dr. Brondeau received a masters degree from Universite de Montpellier and a Doctorate from Institut National des Sciences appliquees de Toulouse.

        Ram Charan joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Since 1978, Dr. Charan has served as an advisor to executives and corporate boards and provides expertise in corporate governance, global strategy and succession. Dr. Charan received a bachelor's degree from Banaras Hindu University and an MBA and a DBA from Harvard Business School.

        Juergen W. Gromer joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Dr. Gromer was President of Tyco Electronics from April 1999 until he retired from that position on December 31, 2007. From September 2006 until our separation from Tyco International, he also held the position of President of the Electronic Components Business segment of Tyco International. Dr. Gromer held a number of senior executive positions over the previous 10 years with AMP Incorporated. Dr. Gromer received his undergraduate degree and doctorate in physics from the University of Stuttgart. Dr. Gromer is a Director of WABCO Holdings Inc., Marvell Technology Group Ltd. and RWE Rhein-Ruhr AG. He is also Chairman of the Board of the Society for Economic Development of the District Bergstrasse/Hessen, a member of the Advisory Board of Commerzbank, and a Director of the Board and Vice President of the American Chamber of Commerce Germany.

        Robert M. Hernandez joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Mr. Hernandez has served as Chairman of the Board of RTI International Metals, Inc., a producer of titanium mill products and fabricated metal components, from 1990 to the present. From 1994 to 2001, he served as Vice Chairman and Chief Financial Officer of USX Corporation and prior to that served in a variety of positions during his career at USX, beginning in 1968. Mr. Hernandez received a bachelor's degree from the University of Pittsburgh and an MBA from the Wharton Graduate School of the University of Pennsylvania. Mr. Hernandez is Lead Director of ACE Ltd., a Director of Eastman Chemical Company and Chairman of the Board of Trustees of the Equity-Bond Complex of the BlackRock Mutual Funds.

        Daniel J. Phelan joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Mr. Phelan has served as Chief of Staff of GlaxoSmithKline, a manufacturer of pharmaceuticals and consumer health-related products from May 2008 to the present and previously was Senior Vice President, Human Resources from 1994. Mr. Phelan is responsible for information technology, human resources, corporate strategy and development, world wide real estate and facilities, environmental health and safety, and global security. Mr. Phelan received bachelor's and law degrees from Rutgers University and a master's degree from Ohio State University.

        Frederic M. Poses joined our Board of Directors in June 2007, immediately following our separation from Tyco International, and serves as our Chairman. Mr. Poses was Chairman and Chief Executive Officer of Trane Inc. (formerly American Standard Companies Inc.), a manufacturer and provider of air conditioning systems and services and vehicle control systems from 1999 until its acquisition by Ingersoll Rand in 2008. From 1998 to 1999, Mr. Poses was President and Chief Operating Officer of AlliedSignal, Inc., where he served in various capacities over his career, beginning in 1969. Mr. Poses holds a bachelor's degree in business administration from New York University. Mr. Poses is a Director of Centex Corporation and Raytheon Company.

        Lawrence S. Smith joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Mr. Smith was Executive Vice President and Co-Chief Financial Officer of Comcast Corporation, a broadband cable provider, from 2002 until he retired in March 2007. He presently consults for Comcast Corporation. He served in finance, administration and executive positions at Comcast from 1988 to 2002. Prior to joining Comcast, Mr. Smith was the Chief Financial

Officer of Advanta Corporation. He also worked for Arthur Andersen LLP for 18 years, where he was a tax partner. Mr. Smith has a bachelor's degree from Ithaca College. Mr. Smith is a Director of Air Products and Chemicals, Inc. and GSI Commerce Inc.

        Paula A. Sneed joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Ms. Sneed is Chair and Chief Executive Officer of Phelps Prescott Group, LLC, a strategy and management consulting firm, since 2008. Previously she was Executive Vice President of Global Marketing Resources and Initiatives for Kraft Foods, Inc., a worldwide producer of branded food and beverage products, until her retirement in December 2006. She served as Group Vice President and President of Electronic-Commerce and Marketing Services for Kraft Foods North America, part of Kraft Foods, Inc., from 2000 until 2004, and Senior Vice President, Global Marketing Resources and Initiatives from December 2004 to July 2005. She joined General Foods Corporation (which later merged with Kraft Foods) in 1977 and has held a variety of management positions. Ms. Sneed received a bachelor's degree from Simmons College and an MBA from Harvard Graduate School of Business. Ms. Sneed is a Director of Airgas Inc. and Charles Schwab Corporation.

        David P. Steiner joined our Board of Directors in June 2007, immediately following our separation from Tyco International. Since March 2004, Mr. Steiner has served as Chief Executive Officer and a director of Waste Management, Inc., a provider of integrated waste management services. His previous positions at Waste Management included Executive Vice President and Chief Financial Officer from 2003 to 2004, Senior Vice President, General Counsel and Corporate Secretary from 2001 to 2003 and Vice President and Deputy General Counsel from 2000 to 2001. Mr. Steiner received a bachelor's degree from Louisiana State University and a law degree from the University of California, Los Angeles.

        John C. Van Scoter joined our Board of Directors on December 1, 2008. Mr. Van Scoter has served as Senior Vice President of Texas Instruments Incorporated, a global semiconductor company, since 2005. During his 25 year career at Texas Instruments, he also served as General Manager of the Digital Light Processing (DLP®) Products and Digital Signal Processor Applications divisions, manager of application specific integrated circuit (ASIC) product development and engineering, product engineer and technical sales engineer. Mr. Van Scoter holds a bachelor of science degree in engineering from the University of Vermont.

        Sandra S. Wijnberg joined our Board of Directors in June 2007. Ms. Wijnberg has served as Chief Administrative Officer of Aquiline Holdings LLC, a New York based investment firm specializing in financial services, since March 2007. Until April 2006, Ms. Wijnberg was the Senior Vice President and Chief Financial Officer at Marsh & McLennan Companies, Inc., a professional services firm with insurance and reinsurance brokerage, consulting and investment management businesses. Before joining Marsh & McLennan Companies, Inc. in January 2000, Ms. Wijnberg served as Senior Vice President and Treasurer of Tricon Global Restaurants, Inc. and held various positions at PepsiCo, Inc., Morgan Stanley Group, Inc. and American Express Company. Ms. Wijnberg is a graduate of the University of California, Los Angeles and received an MBA from the University of Southern California. Ms. Wijnberg is a Director of Tyco International Ltd.

        Mario Calastri has been Senior Vice President and Treasurer of Tyco Electronics since our separation from Tyco International in June 2007 and he served on the Tyco Electronics Board prior to the separation. He was Vice President and Assistant Treasurer of Tyco International between 2005 and June 2007. Prior to joining Tyco International, Mr. Calastri was Vice President, Finance and Planning for IBM Global Financing EMEA in 2004 and Assistant Treasurer of IBM Corporation from 1999 to 2003.

        Alan C. Clarke has been President of Network Solutions of Tyco Electronics since September 2006 and served as a Vice President of Tyco Electronics since 1999. Prior to that, Mr. Clarke worked for

Raychem Corporation, which was acquired by Tyco International in 1999, for 17 years in various senior management positions.

        Terrence R. Curtin has been Executive Vice President and Chief Financial Officer of Tyco Electronics since October 2006 and he served on the Tyco Electronics Board prior to the separation. Mr. Curtin previously served as Vice President and Corporate Controller since 2001. Prior to joining Tyco Electronics, Mr. Curtin worked for Arthur Andersen LLP.

        Joseph B. Donahue has been President, Automotive Division, for Tyco Electronics since July 2008 and was Senior Vice President from August 2007 until then. From 2006 to August 2007, he was Group Vice President, Woodcoatings Division for Valspar Corporation, a manufacturer of commercial and industrial coating. Over the prior 16 years, Mr. Donahue held a variety of senior management roles at Tyco Electronics and AMP Incorporated, leading the North America automotive business from 2001 to 2006.

        Charles P. Dougherty has been President of Wireless Systems of Tyco Electronics since October 2006. Prior to joining Tyco Electronics, Mr. Dougherty was at Motorola where he served as Corporate Vice President and General Manager, Voice and Data Solutions from July 2004, Vice President and General Manager IP Solutions from June 2001 to July 2004, and Vice President and General Manager North American VolP Solutions from July 2000 to June 2001.

        Jane A. Leipold has been Senior Vice President, Global Human Resources for Tyco Electronics since 2006. She has a total of 27 years of Tyco Electronics and AMP Incorporated experience and has held various human resources, purchasing and engineering positions.

        Minoru Okamoto has been President, Communications & Industrial Solutions of Tyco Electronics since November 2008. Previously, he was President, Communications, Computer and Consumer Electronics ("CC&CE") from July 2008 and was Vice President of CC&CE since March 2001. He has a total of 33 years of Tyco Electronics and AMP Incorporated experience and has held a variety of positions covering sales, marketing, operations and general management.

        Robert J. Ott has been Senior Vice President and Corporate Controller of Tyco Electronics since our separation from Tyco International in June 2007. Prior to that, he was Vice President, Corporate Audit of Tyco International from March 2003 to June 2007 and Vice President of Finance-Corporate Governance of Tyco International from August 2002 until March 2003. Prior to joining Tyco International, Mr. Ott was Chief Financial Officer of Multiplex, Inc. from 2001 to 2002 and Chief Financial Officer of SourceAlliance, Inc. from 2000 to 2001.

        Jeffrey G. Rea joined Tyco Electronics in December 2008 and has been President of the Specialty Products businesses since January 1, 2009. Prior to joining Tyco Electronics, Mr. Rea was Senior Vice President, JM Building Products group for Johns Mansville, a Berkshire Hathaway company, from 2002. Prior to 2002, Mr. Rea held various leadership positions with General Electric Company where he began his career in 1987.

        Eric J. Resch has been Senior Vice President and Tax Officer of Tyco Electronics since our separation from Tyco International in June 2007 and he served on the Tyco Electronics Board prior to the separation. He was Vice President, Tax Reporting of Tyco International from 2003 until June 2007. Prior to joining Tyco International, Mr. Resch was Director, Tax Reporting for United Technologies Corporation from 2001 to 2003.

        Robert A. Scott has been Executive Vice President and General Counsel of Tyco Electronics since 2006 and prior to that was Senior Vice President, Corporate Planning for Tyco International from January 2006 and Vice President of Strategy and Business Planning for Engineered Products and Services from May 2004 to January 2006. He also served on the Tyco Electronics Board prior to our separation from Tyco International in June 2007. Prior to joining Tyco International, Mr. Scott was

Senior Vice President and Chief of Staff of Motorola's Integrated Electronics sector during 2002 and 2003 and Motorola's Senior Vice President of Business Integration in 2001. Prior to joining Motorola, Mr. Scott was Senior Vice President, General Counsel and Corporate Secretary of General Instrument Corporation.

        Joan E. Wainwright has been Senior Vice President, Marketing and Communications at Tyco Electronics since February 2008, and she previously was Senior Vice President, Communications and Public Affairs since joining us in June 2006. Previously, she served as Vice President, Public Affairs and Vice President, Corporate Communications for Merck & Co., Inc. from June 2000 to June 2006. Ms. Wainwright also served as Deputy Commissioner of Communications for the U.S. Social Security Administration and in the communications and public relations departments of the University Health System of New Jersey, the Children's Hospital of Philadelphia, the University of Delaware and Villanova University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires Tyco Electronics' executive officers and directors and persons who beneficially own more than ten percent of Tyco Electronics' common shares to file electronically reports of ownership and changes in ownership of such common shares with the SEC and NYSE. These persons are required by SEC regulations to furnish Tyco Electronics with copies of all Section 16(a) forms they file. As a matter of practice, Tyco Electronics' administrative staff assists Tyco Electronics' executive officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based on Tyco Electronics' review of such forms, as well as information provided and representations made by the reporting persons, Tyco Electronics believes that all of its executive officers, directors and beneficial owners of more than ten percent of its common shares complied with the reporting requirements of Section 16(a) during Tyco Electronics' fiscal year ended September 26, 2008, other than three late Form 4 filings made by each of directors Lawrence S. Smith and Paula A. Sneed, reporting one transaction on each form.

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

Audit Committee of the Board of Directors

        Tyco Electronics' Audit Committee is comprised of Lawrence Smith, who chairs the committee since January 14, 2009, Pierre Brondeau, Paula Sneed and Sandra Wijnberg. During fiscal year 2008, Sandra Wijnberg was chair of the committee and continued in that role through January 13, 2009. The Board of Directors has determined that each of Mr. Smith and Ms. Wijnberg is an "audit committee financial expert," as defined under SEC rules. The Audit Committee primarily is concerned with the quality and integrity of the company's annual and quarterly financial statements, including its financial and accounting principles, policies and practices, and its internal control over financial reporting; the qualifications, independence and performance of the company's independent auditor and lead audit partner; review and oversight of the company's internal audit function; compliance with legal and regulatory requirements; review of financial and accounting risk exposure; and procedures for handling complaints regarding accounting or auditing matters. The committee also oversees the company Ombudsman and the company's Guide to Ethical Conduct.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        Our fiscal year ended September 26, 2008 ("Fiscal Year 2008") was the first full fiscal year of operation for Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), as the Company's separation from Tyco International was completed on June 29, 2007. As discussed in our Compensation Discussion and Analysis ("CD&A") for the fiscal year ended September 28, 2007 ("Fiscal Year 2007"), the Management Development and Compensation Committee ("MDCC" or "Committee") adopted an executive compensation philosophy shortly after separation to serve as the Company's guiding principles in the development of executive compensation levels and programs. In addition, the Committee put into place a disciplined process for the adoption of executive compensation actions, which includes Board approval of executive compensation actions for the Chief Executive Officer and Committee approval of compensation actions for all other executive officers. All compensation actions are to be reviewed for alignment with the Company's executive compensation policy and in light of competitive market data (the Committee reviews competitive data from two separate peer groups), and with reliance on a compensation consultant (who is independent from management) for advice, information and an objective point of view.

        In light of the limited period in which the Company operated as a public company in Fiscal Year 2007, neither Company management nor the Committee had the opportunity to complete a comprehensive review of the Company's executive pay levels and programs. In Fiscal Year 2008, however, we had the opportunity to conduct a comprehensive analysis of the competitive position of our executive pay levels and compensation programs. Overall, we believe that our executive pay levels and compensation programs are competitive relative to our peer companies and that the executive pay actions taken in Fiscal Year 2008 better align our executive pay levels and compensation programs with our executive compensation philosophy. In Fiscal Year 2008, we:

  •
  confirmed the structure of our overall compensation program for our executive officers as one that relies heavily on performance through the use of annual and long-term incentive programs

  •
  awarded base salary increases and set annual and long-term incentive targets for executive officers at levels that are aligned with the competitive market

  •
  emphasized equity (in the form of long-term incentive awards granted primarily in the form of stock options) as the primary component of long-term compensation for our executive officers, ensuring that pay opportunities are linked to shareholder return and maximize share ownership by our executive officers

        We are still in the early stages of the implementation of our executive compensation philosophy, but we believe that with the actions taken in Fiscal Year 2008, we have made significant progress in aligning our executive pay levels and compensation programs with our executive compensation philosophy.

  Executive Compensation Philosophy

        Our executive compensation philosophy is designed to deliver competitive total compensation, upon the achievement of individual and/or corporate performance objectives, which will attract, motivate and retain leaders who will drive the creation of shareholder value. The executive compensation philosophy has also been designed to align with the Company's organization-wide total rewards strategy. The Committee reviews and administers the Company's compensation and benefit programs for executive officers, including the named executive officers. (For purposes of this CD&A, "executive officer" means the Chief Executive Officer, his direct reports and any other executive officers of the Company subject to Section 16 of the Exchange Act.) In determining total compensation, the Committee considers the following key objectives and attributes:

         Shareholder alignment—Executive compensation programs will be designed to create shareholder value. Long-term incentive awards, which make up a significant percentage of our executives' total compensation, will closely align the interests of executives with the long-term interest of our shareholders.

         Performance based—Many components of our executive compensation package are linked to performance. Annual cash incentive awards are tied to overall corporate, segment or business unit measures that allow for differentiation among our highest and lowest performing business units. Long-term incentive awards, granted primarily in the form of stock options, are designed to reward our executive officers for the creation of long-term shareholder value.

         Competitive with external talent markets—Our executive compensation programs are designed to be competitive within the various talent markets in which the Company competes for executive talent. Compensation programs are designed with reference to both a general peer group of companies that compete with us for executive talent and an electronics industry peer group.

         Focus on executive stock ownership—The Company has adopted the Tyco Electronics Share Ownership and Retention Requirement Plan which, together with long-term equity awards, drives executive stock ownership.

         Simple and transparent—Our executive compensation programs are designed to be readily understood by our executives and transparent to our investors.

  Role of the Management Development & Compensation Committee

        The MDCC administers the Company's compensation policies and programs for executive officers, including the named executive officers. The Committee reviews, analyzes and approves the design of the Company's executive compensation policies and programs, administers the Company's stock incentive plans (including reviewing and approving equity incentive awards for executive officers) and reviews and approves all compensation decisions relating to the named executive officers and other executive officers of the Company.

        The Committee is comprised exclusively of members who meet the independence requirements of the NYSE. Each MDCC member is also a "non-employee director" for purposes of Rule 16b-3 of the Exchange Act and an "outside director" for purposes of Section 162(m) of the Internal Revenue Code.

  Role of Management

        The MDCC has established a process with management to support the development and review of executive officer compensation, as described below.

  Chief Executive Officer Compensation

        The MDCC will make recommendations to the independent members of the Board regarding Chief Executive Officer compensation actions. The recommendations will be based on factors deemed appropriate by the Committee, including Chief Executive Officer performance and competitive market data provided by the Committee's independent compensation consultant. The MDCC will discuss and evaluate Chief Executive Officer compensation recommendations in an executive session attended only by the Committee members, its independent compensation consultant, and the Senior Vice President Global Human Resources, who attends primarily to provide contextual information. The Chief Executive Officer will not attend the executive session when Chief Executive Officer compensation actions are discussed. The MDCC does not anticipate that management will have any role in the development of Chief Executive Officer compensation except for providing to the MDCC or the Committee's independent compensation consultant relevant data relating to the Chief Executive Officer's performance and compensation history.

  Other Named Executive Officer Compensation

        The Chief Executive Officer will make recommendations to the MDCC relating to compensation actions for the other executive officers. The recommendations will be made based on each executive officer's performance, as assessed by the Chief Executive Officer, competitive market data provided by the Committee's independent compensation consultant and other factors deemed relevant by the Chief Executive Officer, including but not limited to internal pay equity, relative importance of the role of each executive, experience level and prior compensation actions. The Senior Vice President, Global Human Resources also will be present for the discussion of compensation actions for the other named executive officers.

  Role of Compensation Consultant

        Under its charter, the MDCC has the sole authority to retain consultants, counsel, accountants and others to assist it in the performance of its duties, including the evaluation of executive compensation levels and programs. The MDCC has engaged Towers Perrin to serve as the Committee's compensation consultant. Towers Perrin reports directly to the MDCC and provides assistance to the Committee in developing the Company's executive compensation programs and executive pay levels and generally provides advice to the Committee on executive compensation issues. The MDCC independently retained Towers Perrin and has the ability to terminate Towers Perrin's services at the Committee's discretion. Outside of the services performed for the MDCC, Towers Perrin provides no services to the Company except with prior notification to the MDCC chair. The specific Towers Perrin consultants to the Committee are precluded from any involvement in any work for management not expressly authorized by the MDCC.

        Towers Perrin performed the following services for the MDCC in Fiscal Year 2008:

  •
  Evaluated the competitive position of the Company's executive officers' total compensation packages relative to the Company's peer groups for purposes of assisting the MDCC in determining compensation actions for Fiscal Year 2008 and beyond

  •
  Provided advice to the Committee in the establishment of annual and long-term incentive guidelines for executive officers

  •
  Provided ongoing advice as needed on the design of Tyco Electronics' annual and long-term cash and equity incentive programs, including the Fiscal Year 2008 annual grant and performance plan

  •
  Assisted with the development of competitive global long-term incentive grant guidelines for the Company's global participant population, including both executives and non-executives

  •
  Briefed the MDCC on executive compensation trends among the Company's peer groups

  •
  Provided advice to the MDCC and Nominating, Governance and Compliance Committee on director compensation levels

  •
  Provided advice to the MDCC on the Chief Executive Officer's compensation

  Executive Compensation Benchmarks

        For purposes of benchmarking market practices on compensation levels for senior executives, the Company has adopted a peer group framework that includes the use of a primary talent market peer group and a secondary reference group.

        The primary talent market peer group is comprised of companies across a range of industries in which Tyco Electronics competes for executive talent—as opposed to being limited to companies only in the electronics industry. Since Tyco Electronics typically competes for executive talent with companies in industries other than the electronics industry, the Company and Committee believe that it is appropriate to establish a benchmark peer group that sufficiently covers companies in those industries. The industries included in the primary talent market peer group are aerospace and defense, electronics and scientific equipment and industrial manufacturing. The primary talent market peer group consists of approximately 90 companies, listed in this CD&A under "—Primary Talent Market Peer Group," with revenues ranging from $350 million to $170 billion. Data obtained from this group is adjusted to reflect the relative size of Tyco Electronics within the group.

        The secondary reference group is comprised of companies within the electronics industry. We use the secondary reference group as a benchmark to identify any differences in compensation practices between our industry peers and the broader primary talent market peer companies. As shown below, there are currently 16 companies in the secondary industry reference group with revenues ranging from $2.8 billion to $36.6 billion, with a median of $10 billion.

3M Company Agilent Technologies, Inc. Amphenol Corporation Cooper Industries, Ltd. Corning Incorporated Danaher Corporation EMC Corporation Emerson Electric Co.	General Dynamics Corporation Harris Corporation Honeywell International Inc. ITT Corporation Johnson Controls, Inc. Molex Incorporated Motorola, Inc. QUALCOMM Incorporated

        The benchmark data is compiled by the Committee's consultant and is used by the MDCC as a reference to ensure that our compensation levels and programs are competitive with the compensation paid by the companies that may compete with Tyco Electronics for executive talent. As explained below, the benchmark data is just one of the factors that are used in setting executive compensation levels.

  Tax Deductibility of Executive Compensation

        In evaluating compensation programs covering our executive officers, the Committee considers the potential impact on the Company of Internal Revenue Code Section 162(m). The Committee generally intends to maximize deductibility of compensation under Section 162(m) to the extent consistent with our overall compensation program objectives, while also maintaining maximum flexibility in the design of our compensation programs and in making appropriate payments to executive officers. However, the Committee reserves the right to use its independent judgment to approve nondeductible compensation, while taking into account the financial effects such action may have on the Company. Section 162(m) limits the tax deduction available to public companies for annual compensation that is paid to certain of the Company's executive officers in excess of $1 million, unless the compensation qualifies as performance-based or is otherwise exempt from Section 162(m). Annual incentive bonuses, stock options and other performance based awards made to executive officers under the Company's 2007 Stock and Incentive Plan are intended to qualify as performance-based compensation exemption under Section 162(m).

  Compensation Overview—Process

        The Company's total compensation package for executive officers, including named executive officers, is currently comprised of the following elements:

  •
  Base salary

  •
  Annual cash incentives

  •
  Long-term equity incentives

  •
  Executive benefits and perquisites

  •
  Broad-based retirement and health and welfare benefits

        As a general rule, the MDCC has set the 50th percentile of our primary talent market peer group as the benchmark for an executive's total compensation. The components of an executive's total compensation, base pay and annual and long-term incentive awards, also are benchmarked at the 50th percentile of our primary talent market peer group. After the benchmark is determined for each executive position, the MDCC takes other factors into consideration in establishing the executive's compensation level. Those factors can include: differences in the executive's responsibilities versus the benchmark role; internal pay equity and relative importance of the executive's role with the Company; individual performance and contributions to strategic initiatives; level of experience; and compensation history. Thus, the actual pay positioning for each executive officer may be below or above the 50th percentile benchmark for total compensation and/or for one or more of the component elements of total compensation. In addition, in order to attract and retain highly qualified external candidates to fill critical management roles, the MDCC may approve total compensation packages and/or individual compensation components that are above the 50th percentile benchmark levels for that candidate's position.

        Annual and long-term incentive awards also are structured with the potential to deliver significantly higher payouts (above the established target level for each executive officer) as an incentive to drive the short and long-term strategies of the Company and increase shareholder value. Similarly, the awards are structured to deliver substantially lower payouts (below the target level for each executive officer) for performance that falls below expectations.

        Executive officers in the United States receive limited perquisites (as described below) and perquisites outside the U.S. are based on local market practice. Broad-based employee benefit programs are provided to executive officers on the same basis as all other employees.

        In order to assist it in setting executive compensation levels, the MDCC conducts a comprehensive assessment of total compensation at least annually, with the assistance of its compensation consultant. The assessment is completed for each executive officer and analyzes current base salary, target annual incentive opportunity, target long-term incentive opportunity, target total cash compensation (base salary and target incentive), and total direct compensation (base salary, target annual incentive opportunity and target long-term incentive opportunity) in light of current market practice, which includes comparative data from the Company's primary talent market peer group. In addition to the total compensation assessment, the Committee utilizes tally sheets that are assembled for each executive officer, showing the officer's compensation history, work history and educational credentials, job responsibilities and tenure with the Company. The tally sheets enable the MDCC to understand how changes in one element of an executive officer's compensation could impact the value of other elements of the executive officer's compensation.

        With the information provided in the total compensation assessment and tally sheets as a reference, and with the input of its compensation consultant and the Chief Executive Officer (with respect to actions taken for the other executive officers), the Committee will make executive compensation determinations for our executive officers based on the competitive market position and other factors discussed above. The Committee and Board will follow a similar process in making determinations regarding the Chief Executive Officer's compensation.

        Differences in compensation levels between our executive officers are largely driven by our objective to align each executive's compensation with 50th-percentile market compensation practices specific to the executive's role. As 50th-percentile market compensation practices vary for the roles held by our executive officers, there are differences in their compensation levels. Additionally, the factors described above (such as differences in the executive's responsibilities versus the benchmark role, internal pay equity and relative importance of the executive's role with the Company, individual performance and contributions to strategic initiatives, level of experience and compensation history) will also drive differences in compensation levels of our executive officers. An executive officer's compensation can change materially from year to year based on Company performance, individual performance, or a role change, including promotion.

        In March 2008, the Committee, with the assistance of its compensation consultant, conducted a preliminary compensation assessment to determine the competitive position of each executive officer's base salary, annual incentive target, total cash compensation, long-term incentive value (based on the annualized value of the July 2, 2007 Founders' Grant awards) and total direct compensation relative to the Company's primary and secondary peer groups. The purpose of the March compensation assessment was to provide relevant information to the Committee for determining base salary adjustments for a group of executive officers, including named executive officers. The Committee was also provided tally sheets for the executive officers. Based on the data provided in the competitive assessment, and in consideration of other factors deemed relevant by the Committee, base salary increases were approved for a number of executive officers, including named executive officers (as described below), effective in April 2008. With the base salary increases that were approved, the base salary levels for our named executive officers range from 25% below to 6% above the 50th percentile peer group base salary benchmarks.

        In July 2008, the Committee, with the assistance of its compensation consultant, updated and reviewed the March 2008 competitive compensation assessment. The updated competitive assessment covered each executive officer's current base salary, target annual incentive for Fiscal Year 2008, total cash compensation, long-term incentive value (based on the annualized value of the July 2, 2007 Founders' Grant awards) and total compensation, and indicated the competitive position of each compensation element and total compensation level relative to the primary talent market peer group benchmarks. The competitive assessment indicated that the compensation levels for our executive officers, including our named executive officers, fell both below and above the 50th percentile of the primary talent market peer group benchmarks. The Committee reviewed the compensation levels for each executive officer in light of the relevant factors discussed above—such as the executive's level of experience, the additional responsibilities of a particular executive's role versus the benchmark, individual performance considerations and the executive's compensation history—and determined that the compensation levels were reasonable and consistent with our executive compensation philosophy. The results of the July 2008 competitive compensation assessment assisted the Committee in determining whether to make base salary pay adjustments effective in January 2009 (none were made) and in setting annual and long-term incentive targets for the executive officer group for Fiscal Year 2009.

  Elements of Compensation

  Base salary

        Base salary provides a fixed compensation for the performance of the executive's core duties and responsibilities. The base salary levels for Tyco Electronics' executive officers, including the named executive officers, were initially established by Tyco International prior to separation and were not changed during the remainder of Fiscal Year 2007. Based on the competitive data in the March 2008 compensation assessment and in consideration of the date of the most recent base salary increase and other factors, as described below, the Committee approved base salary increases for a number of named executive officers, including Mr. Scott, Mr. Curtin, Mr. Clarke, Mr. Okamoto and Ms. Leipold, effective April 1, 2008.

        The Committee approved a base salary increase for Mr. Scott from $500,000 to $525,000, representing an annualized increase of approximately 5.0% since his last base salary adjustment, which was effective January 1, 2007. The Committee approved the increase after considering the peer group market data and the base salary levels of our Chief Financial Officer and other executive officers.

        The Committee approved a base salary increase for Mr. Curtin from $475,000 to $505,875, representing an annualized increase of approximately 6.5% since his last base salary adjustment, which was effective January 1, 2007. The Committee approved the increase after considering the peer group market data and the base salary levels of our General Counsel and other executive officers.

        The Committee approved a base salary increase for Mr. Clarke from £241,500 to £253,500, representing an annualized increase of approximately 5.0% since his last base salary adjustment, which was effective October 1, 2006. The Committee approved the increase after considering the peer group market data and the base salary levels of our other business unit presidents.

        The Committee approved a base salary increase for Mr. Okamoto from ¥52,595,920 to ¥54,700,000, representing an annualized increase of 4.0% since his last base salary adjustment, which was effective October 1, 2006. The Committee approved the increase after considering the peer group market data and the base salary levels of our other business unit presidents.

        The Committee approved a base salary increase for Ms. Leipold from $385,000 to $404,250, representing an annualized increase of approximately 5.0% since her last base salary adjustment, which was effective January 1, 2007. The Committee approved the increase after considering the peer group market data and the base salary levels of our other executive officers.

        Mr. Lynch did not receive a base salary increase in Fiscal Year 2008 or in Fiscal Year 2009 through the date of filing of this Annual Report.

  Annual Incentive Awards

        Annual incentive awards provide executive officers with a bonus opportunity if certain financial performance goals are achieved. The annual incentive program is intended to reward executive officers upon the achievement of financial performance goals (at the corporate, segment and/or business unit level), with some limited discretion applied for individual performance. The MDCC intends the Company's annual incentive award program to provide market competitive awards targeted at the 50th percentile relative to peer companies for performance achieved at the predetermined target levels. Award opportunities above the 50th percentile will be available to the extent that performance exceeds the predetermined target levels. Payments at levels below the 50th percentile will be awarded to the extent that performance is below the performance target levels. No annual incentive payments will be made if threshold performance levels are not achieved, absent the occurrence of extenuating circumstances that, in the discretion of the Committee, merit an exception to the threshold performance requirement.

        The annual incentive awards will typically be structured as cash payments. Within 90 days of the start of each fiscal year, the Committee will establish the applicable performance criteria, which will include minimum performance thresholds required to earn an award, target performance goals required to earn a payment of 100%, and a maximum performance level required to earn the maximum bonus permitted. If the Company attains the established financial goals, executive officers will receive an award based on a target bonus percentage which will be set at the beginning of each fiscal year and expressed as a percentage of the executive's base salary. Incentive target bonus percentages for executive officers generally range from 50% to 100% of base salary. The target bonus percentages for our named officers for Fiscal Year 2008 were as follows: Mr. Lynch—100%; Mr. Scott—75%; Mr. Curtin—75%; Mr. Clarke—75%; Mr. Okamoto—75%; and Ms. Leipold—65%. The target bonus percentages fell within a range of 20% below to 7% above the 50th percentile primary market group benchmarks.

        For Fiscal Year 2008, the Company established the following financial measures for the annual incentive award program:

  Corporate Level:

Measure	Weighting
Earnings per Share ("EPS")	60%
Return On Invested Capital ("ROIC")	30%
Key Performance Indicator ("KPI")	10%

         Business Unit Level—overall award based 80% on business unit performance (described below) and 20% on corporate level results (described above)

Measure	Weighting
Business Unit Operating Income ("OI")	60%
Business Unit ROIC	30%
Business Unit KPI	10%

        For purposes of the annual incentive award program, EPS, OI and ROIC are adjusted financial measures that exclude the effects of events deemed not reflective of the actual performance of the eligible participants. For Fiscal Year 2008, the categories of adjustments included the elimination of the effects of (i) business disposals, (ii) pre-separation tax matters, (iii) charges and income related to former management or shareholder litigation, (iv) land sales, and (v) restructuring and asset impairment charges.

        The KPI is an additional measure specifically designed for the Company and each business unit to emphasize an important initiative. The corporate level KPI for Fiscal Year 2008 was operating income percentage and the KPI for the business units was either operating income percentage or organic sales growth. Organic sales growth is our reported net sales growth as adjusted for the impact from foreign exchange rates, acquisitions and divestitures. As noted above, business unit awards were based 80% on the attainment of the business unit performance measures and 20% on the corporate level results in order to drive cross-business collaboration.

        The minimum threshold performance required to earn an annual incentive award for each established performance measure was set at 90%, with maximum payout for each performance measure set at attainment of 110% of such measure. Actual awards could have ranged from 0% (for performance below the threshold level) to 200% (for performance at or over the maximum performance level) of an incentive bonus target.

        For the Fiscal Year 2008 annual incentive award program, the Committee reserved the discretion to adjust individual or business unit award amounts upward or downward by up to 25% based on its subjective evaluation of the individual or business unit performance during the fiscal year. However, any discretionary adjustments were required to net out to zero. In addition, the Committee granted the Chief Executive Officer a discretionary award pool of $6.5 million (10% of the target AIP pool amount) to make additional annual incentive awards as deemed appropriate in his discretion.

        Fiscal Year 2008 performance targets, actual attainment and corresponding annual incentive award results at the corporate level and for the Communications, Computer & Consumer Electronics and Network Solutions business units (for Mr. Okamoto and Mr. Clarke, respectively) were as follows:

Corporate Level: Messrs. Lynch, Scott, Curtin and Ms. Leipold

Performance Measure	Target Range	Results	Performance % to Target	Bonus Score
EPS (60%)	$2.21–$2.28	$2.43	108.2%	178.95%
ROIC (30%)	10.4%	11.5%	110.6%	210%
KPI—OI% (10%)	14.1%	13.7%	97.2%	85.7%

Corporate Level Earned Award: 178.9%

 CC&CE: Mr. Okamoto

Performance Measure	Target Range	Results	Performance % to Target	Bonus Score
OI (48%)	$531.3–$547.7M	$472.9M	87.7%	0.0%
ROIC (24%)	11.2%	9.5%	84.8%	0.0%
KPI—OI% (8%)	16.7%	15.0%	89.8%	0.0%

CC&CE Earned Award, including 20% attributable to Corporate Level Results (178.9%): 35.8%

 Network Solutions: Mr. Clarke

Performance Measure	Target Range	Results	Performance % to Target	Bonus Score
OI (48%)	$339.5–$350.0M	$306.4M	88.9%	0.0%
ROIC (24%)	12.8%	10.7%	83.6%	0.0%
KPI—Organic Sales (8%)	7.2%	6.3%	87.5%	55.0%

Network Solutions Weighted Score: 5.5%
Network Solutions Earned Award, including 20% attributed to Corporate Level Results (178.9%): 40.2%

        Once the bonus scores were calculated, adjustments were made to arrive at the final bonus payout for each named executive officer, as follows:

  •
  The corporate level bonus score was adjusted downward to a rating of 150% (from 178.9%) to more appropriately reflect the overall business performance in Fiscal Year 2008. As a result, Messrs. Lynch, Scott and Curtin and Ms. Leipold were awarded annual incentive payments equal to 150% of their respective annual incentive program targets.

  •
  The CC&CE bonus score was adjusted upward to a rating of 44.7% (from 35.8%) to recognize the business unit's solid performance in a weak economy, its leadership in the Company's talent sharing process and productivity/TEOA (Tyco Electronics Operational Advantage) programs, its efficiency in operational portfolio cleanup, and its market share gains with key customers. As a result, Mr. Okamoto was awarded an annual incentive payment equal to 44.7% of his annual incentive plan target.

  •
  Mr. Clarke's bonus score was adjusted upward to a rating of 50.2% (from 40.2%) to recognize Mr. Clarke's contribution to corporate-wide initiatives including the development of the Eastern Europe and India markets and his executive sponsorship of the Tyco Electronics Operations Council.

        The adjustments were made based on the Committee's authority to adjust annual incentive awards upward or downward by 25% (as described above). The Chief Executive Officer did not award any amounts from the $6.5 million discretionary pool (as described above).

  Long-Term Incentive Awards

        The MDCC intends to use long-term incentive awards in the form of stock options, restricted stock units and other forms of equity and/or cash to deliver competitive compensation that recognizes employees for their contributions to the Company and aligns executive officers with shareholders in focusing on long-term growth and stock performance. As part of the Company's compensation philosophy, the MDCC concluded that annual grants of long-term incentive awards to executive officers typically should be targeted at the 50th percentile relative to our primary talent market peer group, but should have the ability to deliver compensation at the high end of the market for superior performance and at the low end of the market for weak performance. The Company does not have a rigid policy for the allocation of long-term equity incentive awards among the different forms of equity. However, consistent with its policy that a majority of an executive officer's compensation be performance-based, long-term equity incentive awards for executive officers will be weighted primarily in the form of stock options or some other form of performance-based award.

        The Committee intends that long-term equity incentive awards will be granted on an annual basis, typically in the first fiscal quarter of each year. In general, the factors used to determine the number of shares subject to long-term incentive equity awards in any year will include (i) target grant ranges based on competitive data from our benchmark companies, (ii) the Company's stock price, (iii) the mix of stock options and full value shares to be granted, (iv) total share utilization and dilution, (v) the incentive and retentive value deemed appropriate for the grant, (vi) prior grant history, and (vii) anticipated equity-related expense. (As discussed above, the Committee set Fiscal Year 2009 long-term incentive target ranges based on the July 2008 competitive compensation assessment.)

        As discussed in our Fiscal Year 2007 CD&A, the Company issued a Founders' Grant to executive officers and other employees on July 2, 2007 that consisted of a mix of stock options and restricted stock units. (Executive officers received an award mix of 75% stock options and 25% restricted stock units.) The Founders' Grant award values were designed to cover eighteen months (as the Committee did not intend to issue another broad-based long-term equity grant until the Company's 2009 fiscal year), plus an additional one-time award to executive officers and other employees to recognize their contributions during the separation process. Thus, the values of the Founders' Grant awards were set between the 50th and 75th percentiles of primary market group benchmarks. Consistent with the Committee's intent when granting the Founders' Grant awards, no long-term equity incentive awards were granted to executive officers in Fiscal Year 2008.

        In November 2008, Fiscal Year 2009 annual long-term equity incentive awards were granted to executive officers and other employees. (These equity awards are not reflected in the Summary Compensation Table because they were granted in Fiscal Year 2009.) To support our philosophy that long-term incentive awards be performance based and be designed to reward the creation of shareholder value, the Fiscal Year 2009 long-term equity incentive awards for executive officers were made in the form of stock options (70%) and restricted stock unit awards (30%). The grant values were based on the long-term equity incentive ranges adopted by the Committee in July 2008, as discussed above. For purposes of establishing the long-term incentive ranges, the Committee grouped executives together (except for Mr. Lynch) based on an evaluation of the importance of each executive's role to the organization and a review of competitive market data. Roles were grouped accordingly and ranges established based on the market data. For example, Messrs. Scott and Curtin were grouped together reflecting their large functional roles. Messrs. Okamoto and Clarke were grouped together with other executives leading large business units. Ms. Leipold was grouped together with other similarly-situated corporate level executives. All grants made to the executive officers, except for Mr. Lynch, were within the ranges established for each executive group. Mr. Lynch's Fiscal Year 2009 annual long-term equity incentive grant was based on competitive market data and was set at the 50th percentile of his primary market group benchmark.

  Pay Mix

        We do not have a specific policy with respect to the allocation between fixed versus performance-based compensation or annual versus long-term compensation. Our mix is largely driven by our practice of basing each element of compensation on market 50th-percentile practices. However, management and the MDCC periodically review our mix in relation to market and in relation to our desired objective of providing the majority of our named executive officers' compensation through performance-based components. The following table shows our mix of fixed compensation versus performance-based compensation and annual versus long-term compensation, based on the data shown in the Summary Compensation Table. As indicated by the table below, our actual mix is consistent with our objective to deliver the majority of executive compensation through long-term equity incentives.

	Base Salary	Long-Term Incentives	Non-Equity Incentive	Other Compensation
Lynch	12.5%	66.4%	18.7%	2.4%
Curtin	23.4%	44.6%	27.1%	4.8%
Scott	23.2%	43.5%	26.7%	6.6%
Okamoto	24.3%	59.2%	8.3%	8.2%
Clarke	29.2%	57.9%	11.3%	1.6%
Leipold	22.1%	49.4%	22.1%	6.3%

  Retirement and Deferred Compensation Benefits

        The Company maintains various retirement plans to assist our executive officers with retirement income planning and increase the attractiveness of employment with the Company.

        The Company provides a defined contribution plan, the Tyco Electronics Retirement Savings and Investment Plan ("RSIP"), that is available to all eligible United States employees, and a nonqualified supplemental retirement plan, the Tyco Electronics Supplemental Savings and Retirement Plan ("SSRP"), in which executive officers may participate.

        Under the RSIP, the Company match level is based on years of service, as follows:

Years of Service	Employee Contribution*	Company Contribution*
0–9	1%	5%
10–19	2%	6%
20–24	3%	7%
25–29	4%	8%
30 or more	5%	9%

    *
    Represents the percentage of the employee's compensation, which for purposes of the RSIP, generally includes base salary and annual incentive awards paid to the employee.

        Company contributions for the named executive officers are shown in the "All Other Compensation" column of the Summary Compensation Table and the related table of All Other Compensation that follow this CD&A. Executive officers are fully vested in Company matching contributions upon completion of three years of vesting service under the RSIP and SSRP.

        Under the SSRP, executive officers may defer up to 50% of their base salary and 100% of their annual incentive awards. The Company provides matching contributions to the SSRP based on the executive officer's deferred base salary and annual incentive awards at the same rate such officer is eligible to receive matching contributions under the RSIP and on any cash compensation (i.e., base salary and annual incentive awards) the executive officer earns that year in excess of Internal Revenue Service limits. This plan was filed as an exhibit to Tyco Electronics' Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.

        All of the Company's U.S. retirement, deferred compensation, incentive and other executive and broad-based plans are intended to comply with Section 409A of the Internal Revenue Code.

        Mr. Okamoto is eligible to receive retirement benefits under the Directors' Retirement Allowance Regulation, a defined benefit pension plan maintained by the Company in Japan. Mr. Okamoto is entitled to receive either a single lump sum payment or a monthly life annuity commencing at normal retirement age 60, or upon earlier retirement after age 50 with 15 years of service. Annuities for retirement after age 60 are payable for Mr. Okamoto's lifetime, with ten years guaranteed. Annuities for earlier retirement are payable for ten years only. The lump sum is based upon the product of specified plan factors that vary by service, multiplied by the average annual pensionable salary during the ten-year period prior to termination. This amount is offset by the employee retirement lump sum previously received and increased at a specified interest rate. Death benefits will be paid to the survivor for a ten-year period upon the death of the individual who attained age 50 and 15 years of service. Projected pension benefits for Mr. Okamoto are disclosed in the Pension Benefits table that follows this CD&A.

        Dr. Gromer participated in a defined benefit pension plan established by the Company for the benefit of its German employees. Dr. Gromer retired from active employment on December 31, 2007 and elected to commence his pension benefit on April 1, 2008. Dr. Gromer is receiving a monthly benefit of 46,183 €, which will be payable for the remainder of his life.

  Welfare Benefits

        We provide welfare benefits to executive officers on the same basis as all other employees. These arrangements include medical, dental, life insurance and disability coverage and are offered to all our eligible U.S.-based employees. The various benefit plans are part of our overall total compensation offering and are intended to be competitive with peer companies.

        Outside of the United States, the Company provides welfare benefits based on local country practices.

  Perquisites

        The Company's perquisite program provides for the payment to U.S. executive officers of a cash allowance equal to an additional ten percent (10%) of base salary, in lieu of perquisites typically provided by other companies. The executive is permitted to apply the allowance as he or she deems appropriate. Other than the allowance, there are no perquisites provided to U.S. executive officers.

        Outside of the United States, perquisite benefits are paid to executive officers based on local country practice. (See the Summary Compensation Table that follows this CD&A for more information on the perquisite benefits paid to our non-U.S. named executive officers.)

  Change in Control and Termination Payments

        The Company maintains the Tyco Electronics Severance Plan for U.S. Officers and Executives ("Severance Plan") and the Tyco Electronics Change in Control Severance Plan for Certain U.S. Officers and Executives ("CIC Plan"). These plans were filed as exhibits to Tyco Electronics' Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007. The Company believes that the maintenance of severance and change in control benefits is appropriate in order to attract and retain executive talent (given the fact that such benefits are standard benefits provided by peer companies), to avoid costly and potentially protracted separation negotiations, to ensure continuity of management in the event of an actual or threatened change in control and to protect our executive officers' investment in the Company. The Committee performed a competitive analysis of both plans when they were adopted in Fiscal Year 2007 and determined that the benefits provided under both plans were standard in the marketplace.

        Under the Company's Severance Plan, benefits are payable to an executive officer only upon an involuntary termination of employment for any reason other than cause, permanent disability or death, and are conditioned upon the executive officer executing a release (including confidentiality, one year non-competition, two year non-solicitation and non-disparagement covenants) in favor of the Company. Under the Severance Plan, an eligible executive will be paid cash severance upon termination of employment equal to: two times base salary plus two times target bonus for the Chief Executive Officer, one and one-half times base salary plus one and one-half times target bonus for Section 16 officers who are direct reports to the Chief Executive Officer, and one times base salary plus one times target bonus for other Section 16 officers and executives classified as Band 1 or Band 2 employees. Cash severance payments are made in monthly installments. In addition, the terminated executive will be eligible to receive a pro rata annual incentive payment for the year in which the termination occurs and continued health and welfare benefits for the length of the severance period. The Severance Plan does not provide any special treatment for outstanding equity awards. The severance benefits provided under the Severance Plan, including the cash severance multiples, were set by the Committee at levels deemed consistent with market practice. "Cause" is defined as substantial failure or refusal to perform duties and responsibilities of the executive's job, violation of fiduciary duty, conviction of a felony or misdemeanor, dishonesty, theft, violation of our rules or policies, or other egregious conduct that has or could have a serious and detrimental impact on Tyco Electronics and its employees.

        Severance benefits for non-U.S. executives will generally be based on local statutory requirements.

        The Company's CIC Plan incorporates a "double trigger" concept before benefits become payable. In other words, benefits are payable to an executive officer under the CIC Plan only upon an involuntary termination of employment by the Company or "good reason resignation" that occurs during a period shortly before and continuing after a change in control (a "qualifying termination") and are conditioned upon the executive officer executing a release (including confidentiality, non-competition, non-solicitation and non-disparagement covenants) in favor of the Company. For purposes of the CIC Plan, "good reason resignation" generally means assignment of duties materially inconsistent with the executive's position, a material adverse change in the executive's position, Company actions that would cause the executive to violate his or her ethical or professional obligations, relocation to a place of employment greater than 60 miles from the executive's current place of employment, a reduction in the executive's base salary or annual bonus, a reduction in the aggregate of the executive's benefits or failure by the Company to have its obligations under the CIC Plan assumed by a successor.

        No benefits are payable under the CIC Plan if the executive officer is terminated for "cause." "Cause" is defined as a violation of fiduciary duty, conviction of a felony or misdemeanor, dishonesty, theft or other egregious conduct likely to have a materially detrimental impact on Tyco Electronics and its employees.

        Under the CIC Plan, an eligible executive will be paid cash severance in the event of a qualifying termination equal to: three times base salary plus three times target bonus for the Chief Executive Officer, two times base salary plus two times target bonus for Section 16 officers who are direct reports to the Chief Executive Officer, and one and one-half times base salary plus one and one-half times target bonus for other Section 16 officers and Band 1 employees. Cash severance payments will be made in the form of a lump sum payment. In addition, the terminated executive will be eligible to receive a pro rata annual incentive payment for the year in which the termination occurs and continued health and welfare benefits for the length of the severance period (i.e., 36, 24 or 18 months). Outstanding equity awards will become fully vested in the event of a qualifying termination. Cash severance and other benefits payable as a result of a qualifying termination will be limited to the greater after-tax amount resulting from (i) payment of the full benefits provided under the CIC Plan and imposition of all taxes, including any applicable excise taxes under Internal Revenue Code Section 280G, or (ii) payment of the benefits capped at the Section 280G limit with no excise tax imposed. Benefits payable under the CIC Plan will not be grossed up for the imposition of Section 280G or any other taxes. The severance benefits provided under the CIC Plan, including the cash severance multiples, were set by the Committee at levels deemed consistent with market practice.

  Retention Agreement and Consulting Agreement with Dr. Gromer

        On March 22, 2006, Dr. Gromer and Tyco International entered into a retention agreement providing Dr. Gromer with a monetary benefit equal to two times his annual base salary and target bonus in exchange for Dr. Gromer's continued service under his services agreement with Tyco Electronics Logistics AG for a period of no less than two years following the separation. If Dr. Gromer's employment was terminated before the end of the two-year period for reasons other than cause or as a result of death or disability, he would still be eligible to receive the retention payment. However, the actual retention award Dr. Gromer was to receive was to be reduced by any severance, notice pay, termination indemnity or other similar amount paid by Tyco International or Tyco Electronics as a result of any termination.

        On April 11, 2007, Tyco International announced that Dr. Gromer would retire from Tyco Electronics on December 31, 2007. In accordance with the terms of a release and separation agreement among Tyco Electronics Logistics AG, Tyco Electronics AMP GmbH, Tyco International and Dr. Gromer dated as of April 10, 2007, Dr. Gromer received a lump sum payment of 3,359,232 € (USD 4,939,863 using a January 28, 2008 conversion ratio of 1.46860 USD to 1 € for the amount of the payment paid out of Germany, and January 29, 2008 conversion ratio of 1.47150 USD to 1 € for the amount of the payment paid out of Switzerland), representing 24 months' base salary and target bonus, in satisfaction of the obligations to Dr. Gromer under the March 22, 2006 retention agreement. The agreement restricts Dr. Gromer from soliciting Tyco Electronics' customers and employees and from competing with Tyco Electronics for a period of 24 months after his retirement on December 31, 2007.

        On January 15, 2008, the Company entered into a consulting agreement with Dr. Gromer. The term of the consulting agreement began on January 15, 2008 and ended on December 31, 2008. During the term of the consulting agreement, Dr. Gromer made himself available to the Chief Executive Officer on a reasonable basis to provide assistance at client meetings, industry trade shows and other customer relationship activities. As remuneration for his services, the Company paid Dr. Gromer a monthly consulting fee equal to 11,340 EUR (USD $17,061).

  Executive Stock Ownership Requirements

        The Company maintains a Share Ownership and Retention Requirement Plan applicable to the Company's executive officers, including the named executive officers. Under the plan, the Chief Executive Officer is required to own Tyco Electronics common shares in an amount equal to five times base salary, while the direct reports to the Chief Executive Officer are required to own shares in an amount equal to two times base salary. All covered executive officers are required to meet the share ownership requirements within five years of the effective date of the plan, or within five years of the officer's date of employment, if later. The following shares count towards the ownership requirements: wholly owned shares, shares in stock units or deferred compensation plans, shares in 401(k) plans and employee stock ownership plans, unvested restricted stock and shares held by immediate family members that are considered beneficially owned by the executive officer. As of fiscal year end 2008, five of the six named executive officers met their stock ownership requirements.

  Primary Talent Market Peer Group

Aerospace & Defense, Electronics & Scientific Equipment, Industrial Manufacturing

3M Co.	General Dynamics Corp.	Parker Hannifin Corp.
Advanced Medical Optics Inc.	General Electric Company	PerkinElmer Inc.
Advanced Micro Devices Inc.	Goodrich Corp.	Plexus Corp.
Agilent Technologies Inc.	Goodyear Tire & Rubber Co.	Plum Creek Timber Company, Inc.
Alliant Techsystems, Inc.	Greif, Inc.	Polymer Group, Inc.
AMETEK Inc.	Harman International Industries	Powerwave Technologies, Inc.
A. O. Smith Corporation	Harsco Corp.	Raytheon Co.
Applied Materials Inc.	Herman Miller	Rockwell Automation Inc.
Ball	Hexcel Corp.	Rockwell Collins Inc.
Beckman Coulter Inc.	HNI Corp.	SAIC, Inc.
Boeing	Honeywell International Inc.	Schweitzer-Mauduit
Brady Corp.	IDEX Corp.	Smurfit-Stone Container, Inc.
Calgon Carbon Corporation	Ingersoll-Rand	Sonoco Products Co.
Cameron International Corp.	International Paper Co.	Steelcase Inc.
Carlisle Companies Incorporated	ITT—Corporate	Tektronix, Inc.
Caterpillar Inc.	KLA-Tencor Corporation	Temple-Inland Inc.
Celestica Inc.	L-3 Communications	Tennant Company
Chesapeake	L. B. Foster Company	Terex Corp.
Clarcor Inc.	Leggett & Platt, Incorporated	Texas Instruments Inc.
CONSTAR International Inc.	Lockheed Martin Corp.	Textron Inc.
Corning Incorporated	Louisiana-Pacific Corp.	Thomas & Betts Corp.
Cubic Corp.	Manitowoc Co. Inc.	The Timken Company
Curtiss-Wright Corporation	MeadWestvaco Corp.	Toro Co.
Donaldson Co. Inc.	Milacron Inc.	Trinity Industries Inc.
Dresser-Rand Group Inc.	Millipore Corp.	United Rentals, Inc.
Eaton Corp.	Mine Safety Appliances Co.	United Technologies Corp.
EDO	MSC Industrial Direct Co. Inc.	USG Corp.
Emerson Electric Co.	Northrop Grumman Corp.	Valmont Industries, Inc.
Flowserve Corporation	Omnova Solutions Inc.	W. W. Grainger, Inc.
Fortune Brands Inc.	Owens-Illinois Healthcare	Weyerhaeuser Co.
Gehl Company	Packaging, Inc.

Management Development and Compensation Committee Report

        The Management Development and Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company's Annual Report on Form 10-K for the fiscal year ended September 26, 2008 and the company's proxy statement for the 2009 Annual

General Meeting of Shareholders. This report is provided by the following independent directors, who comprise the committee:

  The Management Development and Compensation Committee:

    Frederic M. Poses, Chair
    Robert M. Hernandez
    Daniel J. Phelan

    November 18, 2008

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Management Development and Compensation Committee. In addition, none of our executive officers serves as a member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

Executive Officer Compensation

  Summary Compensation Table

        The following table summarizes the compensation of the named executive officers for the fiscal year ended September 26, 2008 ("fiscal 2008"). The named executive officers are the company's principal executive officer, principal financial officer and the five other most highly compensated executives, including an executive officer who retired on December 31, 2007.

Name and Principal Position (a)	Year (b)	Salary(2) ($) (c)	Bonus(3) ($) (d)	Stock Awards(4) ($) (e)	Option Awards(5) ($) (f)	Non-Equity Incentive Plan Compen- sation(6) ($) (g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (h)		All Other Compen- sation(8) ($) (i)	Total ($) (j)
Thomas J. Lynch,	2008	$950,000	—	$1,865,289	$3,191,118	$1,425,000	—		$185,097	$7,616,504
Chief Executive	2007	$891,375	—	$3,262,895	$4,051,446	$836,000	—		$258,437	$9,300,153
Officer (PEO)
Terrence R. Curtin,	2008	$490,319	—	$344,197	$591,837	$569,109	—		$101,530	$2,096,992
EVP & Chief	2007	$437,500	$325,000	$358,236	$451,556	$360,525	—		$103,697	$2,036,514
Financial Officer
(PFO)
Robert A. Scott,	2008	$512,404	—	$369,487	$590,444	$590,625	—		$146,050	$2,209,010
EVP & General	2007	$468,750	$281,250	$553,181	$577,688	$448,521	—		$100,235	$2,429,625
Counsel
Minoru Okamoto,	2008	$498,926	—	$412,693	$801,944	$170,621	$370,254	(7)	$167,421	$2,051,605
President	2007	$442,432	—	$440,006	$690,958	$221,478	$308,607	(7)	$153,961	$1,948,835
Communications &
Industrial Solutions(1)
Alan C. Clarke,	2008	$488,963	—	$511,454	$458,500	$188,651	$200,846	(7)	$28,556	$1,676,124
President Network
Solutions(1)
Juergen Gromer,	2008	$343,260	$4,939,863	—	—	$454,116	$1,280,323	(7)	$226,057	$5,963,296
Retired President(1)	2007	$1,116,458	—	$2,741,436	$5,078,816	$982,483	$548,060	(7)	$54,024	$9,973,217
Jane A. Leipold,	2008	$394,551	—	$336,426	$543,383	$394,144	—	(7)	$113,082	$1,781,586
SVP Global Human
Resources

(1)
Salary and bonus for Messrs. Lynch, Curtin and Scott and Ms. Leipold are paid in U.S. dollars (USD). Mr. Okamoto's salary and bonus are paid in Japanese yen (JPY). Mr. Clarke's salary and bonus are paid in Great Britain pounds (GBP).

  Dr. Gromer's salary and bonus were paid in euros (EUR), with one-third attributable to his employment status with Tyco Electronics AMP GmbH in Germany, and two-thirds attributable to his employment status with Tyco Electronics Logistics AG in Switzerland. Dr. Gromer's salary and bonus are pro-rated reflecting his retirement from Tyco Electronics on December 31, 2007. To convert compensation values to USD, the monthly conversion rates, as determined by the average monthly income statement foreign currency translation rates used by Tyco Electronics finance, were averaged. For Dr. Gromer, a three-month average was used to reflect his period of employment at Tyco Electronics during fiscal 2008. The following are the conversion rates for the above table.

  1 JPY = 0.00930 USD
  1 GBP = 1.97561 USD
  1 EUR = 1.44593 USD

(2)
Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the SSRP.

(3)
In satisfaction of the obligations to Dr. Gromer under his March 22, 2006 retention agreement, he received a lump sum payment representing 24 months' base salary and target bonus. The payment was paid out in accordance with his employment agreement with Tyco Electronics AMP GmbH in Germany and Tyco Electronics Logistics AG in Switzerland totaling 3,359,232 EUR (USD $4,939,863 using a January 28, 2008 conversion ratio of 1.46860 for the German portion and January 29, 2008 conversion ratio of 1.47150 for the Swiss portion on respective dates of payment).

Amounts paid to Messrs. Curtin and Scott in 2007 represent dollar amounts outside of Tyco Electronics' Annual Incentive Plan ("AIP"). Mr. Curtin's bonus represents a retention payment paid pursuant to the terms of an agreement with Tyco International entered into in order to retain Mr. Curtin's services during the transition period and prior to the time at which he was appointed Chief Financial Officer to recognize the critical role he played in the successful operation of the Tyco Electronics business during separation from Tyco International. Mr. Scott's bonus reflected the work he did on behalf of Tyco International on the separation. Both bonuses were paid shortly after July 2, 2007, after the completion of the separation. Amounts paid under the company's AIP are reported in column (g) as "Non-Equity Incentive Plan Compensation."

(4)
Represents the compensation costs of restricted stock units ("RSUs") for financial reporting purposes for fiscal 2008 under Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), rather than an amount paid to or realized by the named executive officer. See Note 24 (Share Plans) to the notes to consolidated and combined financial statements ("Note 24") set forth in Tyco Electronics' Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 (the "10-K") for the assumptions made in determining SFAS 123R values. For grants that vest through the passage of time, the fair market value of the award at the time of the grant is allocated as an expense over the period of vesting. The fair value of restricted share awards has been determined based on the market value on the grant date. There can be no assurance that the SFAS 123R amounts will ever be realized.

Dr. Gromer had no SFAS 123R expense in fiscal 2008 because all awards had previously been expensed as a result of the accelerated vesting of his outstanding equity awards. However, there was an accounting reversal ($201,090) representing the performance awards that were forfeited upon his retirement. These awards were already fully vested and expensed in a prior period, but because the terms and conditions for the above target portion were not met and the awards forfeited, the expense was reversed. No expense on these performance awards was taken in fiscal 2007 and, therefore, no negative amount is reflected in the Summary Compensation Table.

(5)
Represents the compensation costs of stock options for financial reporting purposes for fiscal 2008 under SFAS 123R, rather than an amount paid to or realized by the named executive officer. See Note 24 in the 10-K for the assumptions made in determining SFAS 123R values. There can be no assurance that the SFAS 123R amounts will ever be realized.

(6)
Represents amounts earned for fiscal 2008 under the AIP. Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of awards into the SSRP.

(7)
Represents the aggregate change in actuarial present value of the accumulated benefits for Mr. Okamoto, Mr. Clarke, Dr. Gromer and Ms. Leipold under their pension plans as described in "CD&A—Elements of Compensation—Retirement and Deferred Compensation Benefits." Within the change in pension value for Dr. Gromer, a minimal amount, $3,826 in 2008 and $1,105 in 2007, is related to an annuity contract set up with an insurance company. Ms. Leipold had a decrease in pension value ($7,366) as a result of the increase in the discount rate and the pension plan being frozen, which resulted in no additional benefit accrual for the year. Messrs. Lynch, Curtin and Scott do not participate in a pension plan.

(8)
See the All Other Compensation table below for amounts which include perquisites and company match on employee contributions to the employee stock purchase plan, the company's 401(k) plan and nonqualified defined contribution plan, and other amounts. The amounts reflected in the table for perquisites are the company's incremental cost. The company also provides group life, health, hospitalization and medical reimbursement plans which do not discriminate in scope, terms or operation in favor of officers and are available to all full-time employees.

 All Other Compensation

Name	Year	Perquisites ($)		Other ($)		Insurance Premiums(g) ($)	ESPP Company Match(h) ($)	Company Contributions to DC Plans(i) ($)	Total All Other Compensation ($)
Thomas J. Lynch	2008	$95,000	(a)	$2,303	(e)	—	$3,975	$83,819	$185,097
Terrence R. Curtin	2008	$49,044	(a)	—		—	—	$52,486	$101,530
Robert A. Scott	2008	$51,250	(a)	—		—	$4,215	$90,585	$146,050
Minoru Okamoto	2008	$160,272	(b)	—		$7,149	—	—	$167,421
Alan C. Clarke	2008	$28,556	(c)	—		—	—	—	$28,556
Juergen W. Gromer	2008	$226,057	(d)	—		—	—	—	$226,057
Jane A. Leipold	2008	$39,463	(a)	$1,060	(f)	—	—	$72,559	$113,082

  (a)
  Amounts reflect a cash perquisite allowance under the executive flexible perquisites allowance program which provides executives a cash allowance of 10%.

  (b)
  Outside of the United States, Tyco Electronics provides a company car to certain senior executives. Mr. Okamoto's perquisites included $36,173, which reflects the incremental cost to the company of the lease value of a company car along with any associated taxes or maintenance costs. The amounts also included a housing allowance of $123,904 and the cost of a club membership totaling $195, all consistent with Japanese practice.

  (c)
  Mr. Clarke's perquisites included $22,024, which reflects the incremental cost to the company of the lease value of a company car along with associated taxes or maintenance costs. In addition, Mr. Clarke was provided with a car allowance of $1,395 for any additional miscellaneous costs and $5,137 in tax planning assistance.

  (d)
  For 2008, Dr. Gromer's perquisites included $205,973 which reflects the accrued vacation payment he received for unused vacation days at the time of his retirement. The payment was made in accordance with his employment agreement, using a January 28, 2008 conversion ratio of 1.46860 for the German portion and January 29, 2008 conversion ratio of 1.47150 for the Swiss portion on respective dates of payment. For 2008, this amount also included $8,846 relating to the incremental cost to the company of the lease value of a company car along with associated taxes or maintenance costs. Dr. Gromer was occasionally provided with a driver and the cost of the driver, $2,163, is included in the amount shown along with some miscellaneous service charges. The fuel costs attributable to Dr. Gromer's personal use of the company car are estimated to be $945. Dr. Gromer also received $8,130 in tax planning assistance.

  (e)
  Represents business expense income related to spousal travel for airfare and meal costs. Mr. Lynch was traveling for business and his wife accompanied him on the trip; these are the costs associated with her travel. There was no additional incremental cost to the company regarding usage of the corporate aircraft, as costs reflect the commercial flight ticket Mrs. Lynch took back home. The company aircraft was only used by Mr. Lynch for company business during fiscal 2008.

  (f)
  Majority represents relocation costs paid out in 2008 to Ms. Leipold. She was previously located in Harrisburg, PA but moved to the new Tyco Electronics' U.S. corporate headquarters in Berwyn, PA as a result of the company's separation from Tyco International.

  (g)
  The amount for Mr. Okamoto reflects the combination of premiums paid for ordinary accident and income indemnity insurance.

  (h)
  Represents the company matching contribution made under the Employee Stock Purchase Plan.

  (i)
  Reflects contributions made on behalf of the named executive officers under Tyco Electronics' qualified defined contribution plan and accruals on behalf of the named executive officers under the SSRP (also a defined contribution plan), as follows:

Name	Year	Company Matching Contribution (Qualified Plan)	Company Contribution (Non-Qualified Plan)
Mr. Lynch	2008	$11,500	$72,319
Mr. Curtin	2008	$7,750	$44,736
Mr. Scott	2008	$11,500	$79,085
Ms. Leipold	2008	$17,714	$54,845

  Grants of Plan-Based Awards in Fiscal 2008

        The following table discloses potential payouts under the company's non-equity and equity incentive plans. There were no equity awards granted during fiscal 2008. The founder's grant awarded in fiscal 2007 at separation was granted at a level above the standard long-term annual incentive award to establish a meaningful ownership stake in the newly separated company and create strong management alignment with our shareholders' interests. On an annual basis beginning in fiscal 2009, our long-term annual incentive award will be granted in the first quarter of each fiscal year.

        The information in the table below shows estimated possible payouts under the company's AIP for fiscal 2008 at different performance levels. The actual payouts under the AIP for fiscal 2008 are shown in the Summary Compensation Table.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name (a)	Threshold ($) (b)	Target ($) (c)	Maximum ($) (d)
Thomas J. Lynch	475,000	950,000	1,900,000
Terrence R. Curtin	189,703	379,406	758,813
Robert A. Scott	196,875	393,750	787,500
Minoru Okamoto(2)	190,766	381,533	763,065
Alan C. Clarke(2)	187,806	375,613	751,226
Juergen W. Gromer(2)(3)	151,788	303,576	607,152
Jane A. Leipold	131,381	262,763	525,525

(1)
The "Threshold" column represents the minimum amount payable when threshold performance is met. The "Target" column represents the amount payable if the specified performance targets are reached. The "Maximum" column represents the maximum amount payable under the plan.

(2)
In calculating estimated possible payouts under non-equity incentive plan award numbers, the foreign currency translation rates were used as described in footnote (1) to the Summary Compensation Table.

(3)
Dr. Gromer's numbers are pro-rated reflecting his retirement from Tyco Electronics on December 31, 2007.

  Outstanding Equity Awards at 2008 Fiscal Year-End

        The following table shows the number of Tyco Electronics shares covered by exercisable and unexercisable options and unvested RSUs held by the company's named executive officers on September 26, 2008. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following the table, based on the option or stock award grant date.

	Option Awards					Stock Awards
								Market Value of Shares or Units of Stock That Have Not Vested(2) ($) (h)
							Number of Shares or Units of Stock That Have Not Vested(1) (#) (g)
		Number of Securities Underlying Unexercised Options
				Option Exercise Price ($) (e)
					Option Expiration Date (f)
Name (a)	Grant Date	Exercisable (#) (b)	Unexercisable(1) (#) (c)			Grant Date
Thomas J. Lynch	09/27/04	359,007	0	$34.48	09/26/14
	03/10/05	173,015	0	$41.38	03/09/15
	11/22/05	80,741	40,370	$33.52	11/21/15	11/22/05	41,430	$1,134,768
	11/21/06	54,067	162,202	$35.03	11/20/16	11/21/06	70,962	$1,943,649
	07/02/07	131,937	395,813	$39.97	07/01/17	07/02/07	57,194	$1,566,544

	Option Awards					Stock Awards
								Market Value of Shares or Units of Stock That Have Not Vested(2) ($) (h)
							Number of Shares or Units of Stock That Have Not Vested(1) (#) (g)
		Number of Securities Underlying Unexercised Options
				Option Exercise Price ($) (e)
					Option Expiration Date (f)
Name (a)	Grant Date	Exercisable (#) (b)	Unexercisable(1) (#) (c)			Grant Date
Terrence R. Curtin	03/26/01	17,301	0	$51.75	03/25/11
	07/12/01	17,301	0	$58.38	07/11/11
	10/01/01	17,301	0	$51.67	09/30/11
	03/26/04	14,360	0	$32.13	03/25/14
	03/10/05	21,626	0	$41.38	03/09/15
	11/22/05	11,534	5,767	$33.52	11/21/15	11/22/05	5,917	$162,067
	11/21/06	11,894	35,685	$35.03	11/20/16	11/21/06	15,610	$427,558
	07/02/07	26,387	79,163	$39.97	07/01/17	07/02/07	11,440	$313,342
Robert A. Scott	05/03/04	22,387	0	$32.25	05/02/14
	03/10/05	7,462	0	$41.38	03/09/15
	11/22/05	3,863	1,932	$33.52	11/21/15	11/22/05	3,101	$84,936
						01/30/06	1,000	$27,390
	11/21/06	10,813	32,440	$35.03	11/20/16	11/21/06	14,191	$388,691
	07/02/07	26,387	79,163	$39.97	07/01/17	07/02/07	11,440	$313,342
Minoru Okamoto	04/05/99	25,952	0	$41.80	04/04/09
	10/18/99	25,952	0	$47.62	10/17/09
	01/10/00	6,488	0	$42.08	01/09/10
	10/03/00	31,142	0	$58.57	10/02/10
	07/12/01	31,142	0	$58.38	07/11/11
	10/01/01	34,603	0	$51.67	09/30/11
	02/05/02	34,603	0	$27.55	02/04/12
	03/26/04	35,814	0	$32.13	03/25/14
	03/10/05	35,814	0	$41.38	03/09/15
	11/22/05	12,111	6,055	$33.52	11/21/15	11/22/05	6,278	$171,954
	11/21/06	7,439	22,319	$35.03	11/20/16	11/21/06	9,755	$267,189
	07/02/07	21,987	65,963	$39.97	07/01/17	07/02/07	9,530	$261,027
Alan C. Clarke	08/12/99	17,301	0	$56.18	08/11/09
	01/10/00	8,650	0	$42.08	01/09/10
	04/18/00	17,301	0	$50.43	04/17/10
	10/03/00	750	0	$58.57	10/03/10
	10/03/00	16,550	0	$58.57	10/02/10
						11/22/05	12,695	$347,716
	11/21/06	10,380	31,142	$35.03	11/20/16	11/21/06	13,659	$374,120
	07/02/07	26,387	79,163	$39.97	07/01/17	07/02/07	11,440	$313,342
Juergen W. Gromer	03/10/05	216,269	0	$41.38	12/31/10
	11/22/05	139,277	0	$33.52	12/31/10
	11/21/06	151,388	0	$35.03	12/31/10

	Option Awards					Stock Awards
								Market Value of Shares or Units of Stock That Have Not Vested(2) ($) (h)
							Number of Shares or Units of Stock That Have Not Vested(1) (#) (g)
		Number of Securities Underlying Unexercised Options
				Option Exercise Price ($) (e)
					Option Expiration Date (f)
Name (a)	Grant Date	Exercisable (#) (b)	Unexercisable(1) (#) (c)			Grant Date
Jane A. Leipold	10/03/00	3,460	0	$58.57	10/02/10
	03/26/01	4,325	0	$51.75	03/25/11
	07/12/01	6,920	0	$58.38	07/11/11
	10/01/01	17,301	0	$51.67	09/30/11
	03/26/04	8,650	0	$32.13	03/25/14
	03/10/05	30,277	0	$41.38	03/09/15
	11/22/05	7,785	7,786	$33.52	11/21/15	11/22/05	8,028	$219,887
	11/21/06	9,732	29,196	$35.03	11/20/16	11/21/06	12,772	$349,825
	07/02/07	21,987	65,963	$39.97	07/01/17	07/02/07	9,530	$261,027

(1)
Option and stock vesting schedule:

Grant Date	Option Vesting Schedule	Restricted Stock Awards Vesting Schedule
11/22/05	1/3 vesting each year starting on 1st anniversary	100% after three years from grant date
01/30/06	n/a	100% after three years from grant date
11/21/06	1/4 vesting each year starting on 1st anniversary	1/3 vesting each year starting on 2nd anniversary
07/02/07	1/4 vesting each year starting on 1st anniversary	1/2 vesting each year starting on 3rd anniversary
(2)
Value represents the market value of Tyco Electronics common shares (based on the closing price of $27.39 per share on September 26, 2008).

  Option Exercises and Stock Vested in Fiscal 2008

        The following table sets forth certain information regarding Tyco Electronics options and stock awards exercised and vested, respectively, during fiscal 2008 for the named executive officers.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting(1) ($) (e)
Thomas J. Lynch	—	—	8,750	$282,494
Terrence R. Curtin	—	—	1,145	$36,966
Robert A. Scott	—	—	1,375	$44,392
Minoru Okamoto	—	—	1,895	$61,180
Alan C. Clarke	—	—	6,035	$194,840
Juergen W. Gromer	—	—	102,219	$3,811,235
Jane A. Leipold	—	—	1,602	$51,721

(1)
We computed the aggregate dollar amount realized upon vesting by multiplying the number of units vested by the market value of the underlying shares on the vesting date.

  Pension Benefits for Fiscal 2008

        The following table provides details regarding the present value of accumulated benefits under the plans described in "CD&A—Elements of Compensation—Retirement and Deferred Compensation Benefits" for the named executive officers in fiscal 2008.

Name(1) (a)	Plan Name (b)	Number of Years Credited Service(2) (#) (c)	Present Value of Accumulated Benefit(3) ($) (d)		Payments During Last Fiscal Year ($) (e)
Minoru Okamoto	AMP Japan Plan for Directors	19.75	$2,027,868		—
Alan C. Clarke	Tyco Electronics UK Pension Scheme	27.1	$2,030,704		—
Juergen W. Gromer	Tyco Electronics—AMP Germany (Pension Plan)	30.0	$15,765,948	(4)	$430,527	(5)
Jane A. Leipold	Tyco Electronics Pension Plan—Part II AMP	17.0	$65,605		—

(1)
Messrs. Lynch, Curtin and Scott do not participate in any pension plan sponsored by Tyco Electronics.

(2)
In calculating Mr. Okamoto's pension benefit, all years of service were taken into account since his latest date of re-employment in 1988 with 11.4 years serving as a director. However, Mr. Okamoto was paid a lump sum settlement (JPY 14,809,520) of the pension accrued prior to becoming a director of the Japanese subsidiary in 1997. The value of that lump sum settlement is offset against the pension accrued during his service as a director, and the amount shown in the table reflects the pension benefit with the offset. Credited service for Dr. Gromer takes into account all years of service with Tyco Electronics and its predecessors and an additional five years of service credited with a prior employer, as agreed when he joined Tyco Electronics in 1983.

(3)
The present value of accumulated benefit amounts have been measured as of August 31, 2008 with the exception of Dr. Gromer, whose measurement date of December 31, 2007 reflects his retirement date from Tyco Electronics; and are based on a number of assumptions, including:

  •
  A discount rate of 2.5% was used for Mr. Okamoto; 6.0% was used for Mr. Clarke and Dr. Gromer; and 7.05% was used for Ms. Leipold;

  •
  Mortality rates based on standard actuarial tables; and

  •
  No retirements prior to normal retirement age or withdrawals for disability or otherwise prior to retirement.

  With respect to: Mr. Okamoto, the dollar amount shown has been converted from JPY using a conversion rate of 0.009 USD to 1 JPY; Mr. Clarke, the dollar amount shown has been converted from GBP using a conversion rate of 1.847 USD to 1 GBP; and Dr. Gromer, the dollar amount shown has been converted from EUR using a conversion ratio of 1.467 USD to 1 EUR.

(4)
The present value of accumulated benefit for Dr. Gromer assumes that he will receive his retirement benefits in the form of a straight life annuity. He is required to pay medical and long-term care insurance, as well as taxes from the benefit provided under the pension benefits plan. Additionally, $71,950 of the present value of accumulated benefit for Dr. Gromer is payable by an insurance company.

(5)
Dr. Gromer began to receive monthly payments from his accumulated pension benefit in April 2008. All payments were in euros. A majority of the payments were paid through Tyco Electronics AMP GmbH in Germany, with $1,957 being paid out through the insurance company related to the annuity contract. In converting the amounts to USD, a six-month average of the monthly income statement foreign currency translation rates was used to reflect the period in which payments were received.

  Nonqualified Deferred Compensation for Fiscal 2008

        The following table discloses contributions, earnings and balances to each of the named executive officers in the table under the SSRP (Supplemental Savings and Retirement Plan) that provides for compensation deferral on a non-tax-qualified basis. See "CD&A—Elements of Compensation—Retirement and Deferred Compensation Benefits" for information regarding the plan. Pursuant to the SSRP, executive officers may defer up to 50% of their base salary and 100% of their annual bonus. We provide matching contributions based on the executive's deferred base salary and bonus the executive earns in excess of the Internal Revenue Code Section 401(a)(17) limit ($230,000 in 2008) as follows: $5 for every $1 the executive officer contributes up to the first 1% of the executive officer's eligible pay or, if the executive officer is credited with more than ten years of service, $6 for every $1 the executive officer contributes up to the first 2% of the executive officer's eligible pay. The SSRP is offered only in the U.S., so that Mr. Okamoto, Mr. Clarke and Dr. Gromer did not participate in the SSRP, nor did they have any deferred compensation for fiscal 2008.

Name (a)	Executive Contributions in Last FY(1) ($) (b)	Registrant Contributions in Last FY(2) ($) (c)	Aggregate Earnings in Last FY(3) ($) (d)	Aggregate Withdrawals/ Distributions(4) ($) (e)	Aggregate Balance at Last FYE ($) (f)
Thomas J. Lynch	$237,500	$72,319	$(234,828)	—	$1,265,104
Terrence R. Curtin	$280,470	$44,736	$(121,739)	$32,460	$484,259
Robert A. Scott	$127,695	$79,085	$(83,502)	—	$361,159
Jane A. Leipold	$91,612	$54,845	$(62,846)	—	$258,707

(1)
The amounts shown in column (b) represent deferrals of cash and bonuses by the named executive officers under the SSRP, the amounts of which are included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation column, as applicable.

(2)
The amounts shown in column (c) represent matching contributions by the company, the amounts of which are included in the Summary Compensation Table in the All Other Compensation column.

(3)
No portion of these earnings shown in column (d) were included in the Summary Compensation Table because the SSRP does not provide for "above-market" or preferential earnings as defined in applicable Securities and Exchange Commission rules.

(4)
The distribution shown for Mr. Curtin is from a legacy non-qualified deferred compensation plan and was made pursuant to a distribution election filed by Mr. Curtin at the time that the compensation was deferred.

  Termination and Change in Control Payments

        The table below outlines the potential payments to our Chief Executive Officer and other named executive officers upon the occurrence of certain termination triggering events. For the purpose of the table, below are definitions generally applicable for the various types of terminations under the Tyco Electronics Severance Plan for U.S. Officers and Executives (referred to herein as the "Severance Plan") and/or the Tyco Electronics Change in Control Severance Plan for Certain U.S. Officers and Executives (referred to herein as the "CIC Plan"). See "CD&A—Elements of Compensation—Change in Control and Termination Payments" for information regarding the terms of the plans.

  •
  "Voluntary Resignation" means any retirement or termination of employment that is not initiated by the company or any subsidiary other than a Good Reason Resignation (defined below).

  •
  "Good Reason Resignation" means any retirement or termination of employment by a participant that is not initiated by the company or any subsidiary and that is caused by any one or more of the following events which occurs during the period beginning 60 days prior to the date of a

    Change in Control (defined below) and ending two years after the date of such Change in Control:

    (1)
    without the participant's written consent, the company (a) assigns or causes to be assigned to the participant any duties inconsistent in any material respect with his or her position as in effect immediately prior to the Change in Control, (b) makes or causes to be made any material adverse change in the participant's position (including titles and reporting relationships and level), authority, duties or responsibilities, or (c) takes or causes to be taken any other action which, in the reasonable judgment of the participant, would cause him or her to violate his or her ethical or professional obligations (after written notice of such judgment has been provided by the participant to the Management Development and Compensation Committee and the company has been given a 15-day period within which to cure such action), or which results in a significant diminution in such position, authority, duties or responsibilities;

    (2)
    without the participant's written consent, the participant's being required to relocate to a principal place of employment more than 60 miles from his or her existing principal place of employment;

    (3)
    without the participant's written consent, the company (a) reduces the participant's base salary or annual bonus, or (b) reduces the participant's retirement, welfare, stock incentive, perquisite and other benefits, taken as a whole; or

    (4)
    the company fails to obtain a satisfactory agreement from any successor to assume and agree to perform the company's obligations to the participant under the CIC Plan.

  •
  "Involuntary Termination" means a termination of the participant initiated by the company or a subsidiary for any reason other than Cause (defined below), Permanent Disability (defined below) or death, subject to the conditions specified in the applicable plan.

  •
  "Cause" means any misconduct identified as a ground for termination in company policy or other written policies or procedures, including among other things, misconduct, dishonesty, criminal activity, or egregious conduct that has or could have a serious and detrimental impact on the company and its employees.

  •
  "Permanent Disability" means that a participant has a permanent and total incapacity from engaging in any employment for the employer for physical or mental reasons. A "Permanent Disability" will be deemed to exist if the participant meets the requirements for disability benefits under the employer's long-term disability plan or under the requirements for disability benefits under the U.S. social security laws (or similar laws outside the United States, if the participant is employed in that jurisdiction) then in effect, or if the participant is designated with an inactive employment status at the end of a disability or medical leave.

  •
  "Change in Control" means any of the following events:

  (1)
  any "person" (as defined in Section 13(d) and 14(d) of the Exchange Act), excluding for this purpose, (i) the company or any subsidiary company (wherever incorporated) of the company as defined by Section 86 of the Companies Act 1981 of Bermuda, or (ii) any employee benefit plan of the company or any such subsidiary company (or any person or entity organized, appointed or established by the company for or pursuant to the terms of any such plan that acquires beneficial ownership of voting securities of the company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the company representing more than 30 percent of the combined voting power of the company's then outstanding securities; provided, however, that no Change in Control will be deemed to have occurred as a result of a change in ownership percentage resulting solely from an acquisition of securities by the company;

    (2)
    persons who, as of July 1, 2007 (the "effective date"), constitute the Board (the "Incumbent Directors") cease for any reason (including without limitation, as a result of a tender offer, proxy contest, merger or similar transaction) to constitute at least a majority thereof, provided that any person becoming a director of the company subsequent to the effective date shall be considered an Incumbent Director if such person's election or nomination for election was approved by a vote of at least 50 percent of the Incumbent Directors; but provided further, that any such person whose initial assumption of office is in connection with an actual or threatened proxy contest relating to the election of members of the Board or other actual or threatened solicitation of proxies or consents by or on behalf of a "person" (as defined in Section 13(d) and 14(d) of the Exchange Act) other than the Board, including by reason of agreement intended to avoid or settle any such actual or threatened contest or solicitation, shall not be considered an Incumbent Director;

    (3)
    consummation of a reorganization, merger or consolidation or sale or other disposition of at least 80 percent of the assets of the company (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the individuals and entities who were the beneficial owners of outstanding voting securities of the company immediately prior to such Business Combination beneficially own directly or indirectly more than 50 percent of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the company resulting from such Business Combination (including, without limitation, a company which, as a result of such transaction, owns the company or all or substantially all of the company's assets either directly or through one or more subsidiary companies (wherever incorporated) of the company as defined by Section 86 of the Companies Act 1981 of Bermuda) in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the outstanding voting securities of the company; or

    (4)
    approval by the stockholders of the company of a complete liquidation or dissolution of the Company.

  •
  "Change in Control Termination" means a participant's Involuntary Termination or Good Reason Resignation that occurs during the period beginning 60 days prior to the date of a Change in Control and ending two years after the date of such Change in Control.

      No named executive officer is entitled to a payment in connection with an Involuntary Termination for Cause. Only Mr. Okamoto is entitled to a payment in connection with a voluntary termination for retirement.

Executive Benefits and Payments Upon Termination	Total and Permanent Disability, Death or Retirement(8)	Involuntary Termination— Not For Cause	Involuntary Termination— Change in Control
Thomas J. Lynch
Compensation
Severance(1)		$3,800,000	$5,700,000
Short-Term Incentive(2)		$950,000	$950,000
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$4,644,961		$4,644,961
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)		$22,000	$33,000
Outplacement(6)			$30,000
Terrence R. Curtin
Compensation
Severance(1)		$1,327,922	$1,770,563
Short-Term Incentive(2)		$379,406	$379,406
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$902,966		$902,966
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)		$16,500	$22,000
Outplacement(6)			$12,000
Robert A. Scott
Compensation
Severance(1)		$1,378,125	$1,837,500
Short-Term Incentive(2)		$393,750	$393,750
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$814,359		$814,359
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)		$16,500	$22,000
Outplacement(6)			$12,000

Executive Benefits and Payments Upon Termination	Total and Permanent Disability, Death or Retirement(8)	Involuntary Termination— Not For Cause	Involuntary Termination— Change in Control
Minoru Okamoto
Compensation
Severance(1)		$845,164	$845,164
Short-Term Incentive
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$700,171		$700,171
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)
Outplacement(6)
Pension Value(7)		$123,886	$123,886
Alan C. Clarke
Compensation
Severance(1)		$308,195	$308,195
Short-Term Incentive
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$1,035,178		$1,035,178
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)
Outplacement(6)
Jane A. Leipold
Compensation
Severance(1)		$1,000,519	$1,334,025
Short-Term Incentive(2)		$262,763	$262,763
Long-Term Incentives
Stock Options (Unvested and Accelerated or Continued Vesting)(3)	$0		$0
Restricted Stock Units (Unvested and Accelerated or Continued Vesting)(3)	$830,739		$830,739
Benefits and Perquisites(4)
Health and Welfare Benefits Continuation(5)		$16,500	$22,000
Outplacement(6)			$12,000

  (1)
  Severance is calculated as follows under Involuntary Termination—Not for Cause for U.S.-based executives: Mr. Lynch—two times base salary plus two times bonus, Messrs. Curtin and Scott and Ms. Leipold—one and one-half times base salary plus one and one-half times bonus; and as follows under Involuntary Termination—Change in Control for U.S.-based executives: Mr. Lynch—three times base salary plus three times bonus, Messrs. Curtin and Scott and Ms. Leipold—two times base salary plus two times bonus. If the "parachute payment" (severance plus value of accelerated equity) is greater than three times the average W-2 reported compensation for the preceding five years, then an "excise tax" is imposed on the portion of the parachute payment that exceeds the average W-2 reported compensation for the preceding years. In this case, the participant will receive the greater of (i) payment of the full benefits provided under the CIC Plan and imposition of all taxes, including any applicable excise taxes under Internal Revenue Code Section 280G, or (ii) payment of the benefits capped at the Section 280G limit with no excise tax imposed. Under the CIC Plan, benefits payable thereunder will not be grossed up for the imposition of Internal Revenue Code Section 280G or any other taxes. Mr. Okamoto and Mr. Clarke are not covered by the Severance Plan or CIC Plan; the termination benefits payable are based on local requirements. Based on our understanding of Japanese law, Mr. Okamoto would be entitled to receive his normal compensation (base salary and allowance) for the remaining term of his service contract. On September 26, 2008, Mr. Okamoto had fifteen months remaining in his then-current directorship. Mr.Clarke is entitled to a redundancy payment based on local statutory requirements, three weeks of base salary per every year of service as well as a notice pay amount. The total maximum redundancy payment cannot exceed 104 weeks' salary and the notice pay amount cannot exceed twelve weeks' salary. Mr. Clarke currently has 27 years of service with the company; however, only eight years of service are included in the calculation because of the lump sum settlement Mr. Clarke received in 2000 related to the acquisition of Raychem by Tyco International in 1999. Dr. Gromer retired on December 31, 2007, and is no longer eligible for termination payments.

  (2)
  Assumes the effective date of termination is September 26, 2008 and that the pro rata payment under the 2008 AIP is equal to 12/12ths of the target award.

  (3)
  Assumes the effective date of termination is September 26, 2008 and the price per Tyco Electronics common share on the date of termination equals $27.39. Under Involuntary Termination—Change in Control, all outstanding stock options that are vested and exercisable as of the termination date, as well as the options that vest as a result of the acceleration, will be exercisable for the greater of the period specified in the option agreement or twelve months from the termination date. In no event, however, will an option be exercisable beyond its original expiration date. Amounts disclosed for stock options only reflect options that are in-the-money as of September 26, 2008. Restricted stock units and options granted on July 2, 2007 will be forfeited if the retirement date is prior to July 2, 2009.

  (4)
  Payments associated with benefits and perquisites are limited to the items listed. No other benefits or perquisite continuation occurs under the termination scenarios listed.

  (5)
  Health and welfare benefits continuation is calculated as follows under Involuntary Termination—Not for Cause: Mr. Lynch—24 months, Messrs. Curtin and Scott and Ms. Leipold—18 months; and as follows under Involuntary Termination—Change in Control: Mr. Lynch—36 months, Messrs. Curtin and Scott and Ms. Leipold—24 months. Annual amount is an approximation. In the event that provision of any of the benefits would adversely affect the tax status of the applicable plan or benefits, the company, in its sole discretion, may elect to pay to the participant cash in lieu of such coverage in an amount equal to the company's premium or average cost of providing such coverage.

  (6)
  Outplacement is calculated as the cost of services for the participant for a period of twelve months from the participant's termination date under Involuntary Termination—Change in Control. The company offers twelve month coverage totaling $30,000 for the Chief Executive Officer and provides $12,000 for senior executives. The company has the right and sole discretion to pay outplacement services under Involuntary Termination—Not for Cause, but is not required to provide such benefits.

  (7)
  Mr. Okamoto has termination provisions within his pension plan. In the event of an involuntary termination or change in control (termination before attainment of age 60), he will receive an enhanced pension benefit. The amount shown in the table is the value of the enhancement. Each year the value of this enhancement is decreasing because he is closer to his attainment of age 60.

  (8)
  Assumes that all performance based units that were converted to time based awards at separation will have fully vested prior to any officer's retirement and that as a result no awards will be forfeited.

Compensation of Non-Employee Directors

        Compensation of each director who is not a salaried employee of Tyco Electronics is set at $200,000 per annum, payable $80,000 in cash and $120,000 in Tyco Electronics deferred stock units ("DSUs"). The chair of the Audit Committee receives an additional $25,000 cash retainer and the chairs of the Management Development and Compensation Committee and Nominating, Governance and Compliance Committee receive an additional $15,000 cash retainer. The chairman of the Board receives an additional $100,000 cash retainer. Directors who are employees of Tyco Electronics or its subsidiaries do not receive any compensation for their services as directors. In fiscal 2009, Audit Committee members each will receive an additional $10,000 in cash compensation.

        Each DSU will vest immediately upon grant, and will be paid in common shares within 30 days following a non-employee director's termination (subject to the option of deferring the payout as described below). Dividend equivalents or additional DSUs are credited to a non-employee director's DSU account when dividends are paid on our common shares.

        Upon his retirement from the company on December 31, 2007, Dr. Gromer became a non-employee director. As a result, on January 15, 2008, the Board awarded to Dr. Gromer a Founders' Grant of 4,800 DSUs. Additionally, as described in the "CD&A—Elements of Compensation—Retention Agreement and Consulting Agreement with Dr. Gromer," on January 15, 2008, the company and Dr. Gromer entered into a consulting agreement whereby the company paid Dr. Gromer a monthly consulting fee equal to 11,340 EUR (USD $17,061, using an annual average of the monthly income statement foreign currency translation rates of 1.50454). The consulting agreement ended on December 31, 2008.

        Under the Tyco Electronics Director Deferred Compensation Plan, each non-employee director may make an election to defer some or all of his or her cash remuneration for that year. Non-employee directors also may elect to defer payout of their DSUs to a date later than termination. Each non-employee director may elect to receive a distribution of the amounts credited to his or her deferred compensation account either in a lump sum cash payment or in installments not to exceed ten years with payment made (or commencing) at termination of service or at a fixed date selected by the non-employee director. Two non-employee directors elected to defer their compensation for calendar year 2008. As a result of recent tax legislation changes, no deferral elections will be made in calendar year 2009.

        Tyco Electronics reimburses its board members for expenses incurred in attending board and committee meetings or performing other services for the company in their capacities as directors. Such expenses include food, lodging and transportation.

        The following table discloses the cash and equity awards paid to each of the company's non-management directors during the fiscal year ended September 26, 2008.

Name (a)	Fees Earned or Paid in Cash(1) ($) (b)	Stock Awards(2) ($) (c)	Option Awards ($) (d)	Total ($) (h)
Pierre R. Brondeau	$80,000	—	—	$80,000
Ram Charan	$80,000	—	—	$80,000
Robert M. Hernandez	$80,000	—	—	$80,000
Juergen Gromer	$60,000	$159,216	—	$219,216
Daniel J. Phelan	$80,000	—	—	$80,000
Frederic M. Poses	$195,000	—	—	$195,000
Lawrence S. Smith	$80,000	—	—	$80,000
Paula A. Sneed	$80,000	—	—	$80,000
David P. Steiner	$95,000	—	—	$95,000
Sandra S. Wijnberg	$105,000	—	—	$105,000

(1)
The amounts shown in column (b) represent the amount of cash compensation earned in fiscal 2008 for board and committee services. Mr. Poses received additional fees for his work as the board chair and as the chair of the Management Development and Compensation Committee. Mr. Steiner and Ms. Wijnberg each received additional fees for their roles as chair of the Nominating, Governance and Compliance Committee and the Audit Committee, respectively. Dr. Gromer's cash compensation was pro-rated for the 3/4ths of fiscal 2008 he served as a non-employee director. The amount in the table reflects the USD equivalent for fees earned as Dr. Gromer is paid in euros.

(2)
Upon appointment to the Board of Directors, Dr. Gromer received a grant of 4,800 DSUs. The grant date fair value of these DSUs was $33.17 per share, calculated by using the closing price of the common shares on the date of grant. The DSUs vested immediately and non-employee directors receive dividend equivalents in connection with these awards. The amounts shown in column (c) represent the compensation costs of DSUs for financial reporting purposes for the 2008 fiscal year under SFAS 123R, rather than an amount paid to or realized by the non-employee director. See Note 24 in the 10-K for the assumptions made in determining SFAS 123R values. The fair value of DSUs has been determined based on the market value on the grant date. There can be no assurance that the SFAS 123R amount will ever be realized.

  Charitable Contributions

        Our board governance principles require that the Board approve all charitable donations by Tyco Electronics to organizations associated with a director. The amount of any such donation is limited to an amount that is less than one percent of that organization's annual charitable receipts and is less than one percent of Tyco Electronics' annual charitable contributions.

        Any matching donation by Tyco Electronics to organizations associated with a director is limited to an amount that is no greater than the amount contributed by the director and is required to be made in a manner consistent with Tyco Electronics' employee matching gift program.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

        The table below sets forth information regarding beneficial ownership of Tyco Electronics' common shares as of January 15, 2009 by the following groups:

  •
  each executive officer named in the Summary Compensation Table appearing in "Part III. Item 11. Executive Compensation—Executive Officer Compensation;"

  •
  each of our directors; and

  •
  all of our directors and executive officers as a group.

        The address of our executive officers and directors is c/o Tyco Electronics, 1050 Westlakes Drive, Berwyn, Pennsylvania 19312.

Beneficial Owner	Number of Common Shares Beneficially Owned(1)
Directors and Executive Officers:
Thomas J. Lynch(2)(3)(4)	986,390
Terrence R. Curtin(2)(4)	171,536
Robert A. Scott(2)(4)(5)	104,064
Minoru Okamoto(2)(4)	328,899
Alan C. Clarke(2)(4)	121,455
Jane A. Leipold(2)(4)	139,719
Pierre R. Brondeau(3)(6)	10,585
Ram Charan(3)(6)	10,585
Juergen W. Gromer(3)(4)(6)	594,957
Robert M. Hernandez(3)(6)(7)	45,585
Daniel J. Phelan(3)(6)	10,585
Frederic M. Poses(3)(6)	206,667
Lawrence S. Smith(3)(6)(8)	17,100
Paula A. Sneed(3)(6)	14,193
David P. Steiner(3)(6)	10,585
John C. Van Scoter(3)(6)	5,670
Sandra S. Wijnberg(3)(4)(6)	9,889
All current directors and executive officers as a group (24 persons)(4)(5)(6)	3,021,414

(1)
The number shown reflects the number of common shares owned beneficially as of January 15, 2009, based on information furnished by the persons named, public filings and Tyco Electronics records. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated in the notes below and subject to applicable community property laws, each owner has sole voting and sole investment power with respect to all shares beneficially owned by such person. To the extent indicated in the notes below, common shares beneficially owned by a person include common shares of which the person has the right to acquire beneficial ownership within 60 days after January 15, 2009. All current directors and executive officers as a group beneficially own less than 1% of outstanding common shares as of January 15, 2009.

(2)
The named person is an executive officer.

(3)
The named person is a director.

(4)
Includes common shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days after January 15, 2009 as follows: Mr. Lynch—893,204; Mr. Curtin—155,366; Mr. Scott—83,657; Mr. Okamoto—316,542; Mr. Clarke—107,700; Ms. Leipold—127,955; Dr. Gromer—506,934; Ms. Wijnberg—4,974; all current directors and executive officers as a group—2,403,152.

(5)
Includes restricted common shares as follows: Mr. Scott—1,000; all current directors and executive officers as a group—1,000.

(6)
Includes vested deferred stock units (DSUs) as follows: Dr. Brondeau—10,585; Dr. Charan—10,585; Dr. Gromer—10,546; Mr. Hernandez—10,585; Mr. Phelan—10,585; Mr. Poses—11,865; Mr. Smith—14,165; Ms. Sneed—12,993; Mr. Steiner—10,585; Mr. Van Scoter—5,670; Ms. Wijnberg—4,915. Distribution of DSUs will occur upon the termination of the individual's service on the board of directors. Upon such termination, Tyco Electronics will issue the number of common shares equal to the aggregate number of DSUs credited to the individual, including DSUs received through the accrual of dividend equivalents.

(7)
Includes 35,000 shares held in a trust over which Mr. Hernandez has dispositive power.

(8)
Includes 1,860 shares held in a trust over which Mr. Smith has dispositive power. Mr. Smith disclaims beneficial ownership of such shares.

        The table below sets forth the information indicated for persons or groups known to us to be beneficial owners of more than 5% of our outstanding common shares beneficially owned as of January 15, 2009.

Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Class
T. Rowe Price Associates, Inc.(1)	32,267,133	7.0%
100 East Pratt Street
Baltimore, MD 21202
FMR LLC(2)	27,225,360	5.9%
82 Devonshire Street
Boston, MA 02109

    (1)
    The amount shown for the number of common shares over which T. Rowe Price Associates, Inc. exercised investment discretion was obtained by the company from a Form 13F filed by T. Rowe Price Associates, Inc. for the quarter ended September 30, 2008. We have applied Regulation S-K Item 403, Instruction 3, in determining the number of common shares beneficially owned.

    (2)
    The amount shown for the number of common shares over which FMR LLC exercised investment discretion was obtained by the company from a Form 13F filed by FMR LLC for the quarter ended September 30, 2008. We have applied Regulation S-K Item 403, Instruction 3, in determining the number of common shares beneficially owned. A Schedule 13G filed by FMR LLC and affiliated entities with the SEC on February 14, 2008 reported beneficial ownership of Tyco Electronics' common shares as of December 31, 2007 as follows: FMR LLC, sole voting power—1,794,845 and sole dispositive power—29,733,961; Edward C. Johnson 3d, sole dispositive power—29,733,961.

Equity Compensation Plan Information

        See "Part II. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" for information about securities authorized for issuance under equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        All relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants were reviewed to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed. In addition, the Nominating, Governance and Compliance Committee of the Board of Directors reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, the committee considers whether the transaction is fair and reasonable to the company and will take into account, among other factors it deems appropriate:

  •
  whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

  •
  the extent of the related person's interest in the transaction and the materiality of the transaction to the company;

  •
  the related person's relationship to the company;

  •
  the material facts of the transaction, including the proposed aggregate value of the transaction;

  •
  the business purpose for and reasonableness of the transaction, taken in the context of the alternatives available to the company for attaining the purposes of the transaction;

  •
  whether the transaction is in the ordinary course of the company's business and was proposed and considered in the ordinary course of business; and

  •
  the effect of the transaction on the company's business and operations, including on the company's internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

        Any member of the committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting at which the committee considers the transaction.

        Pierre Brondeau, a director, is the President and Chief Operating Officer of Rohm & Haas Company, a manufacturer of specialty materials, from which Tyco Electronics made $3.5 million in purchases during fiscal 2008. Robert Hernandez, a director, is the Chairman of the Board of RTI International Metals, Inc., a producer of titanium mill products and fabricated metal components, from which Tyco Electronics made $0.3 million in purchases during fiscal 2008. Mr. Hernandez' brother, William Hernandez, is the Senior Vice President and Chief Financial Officer of PPG Industries, a supplier of paints, coatings, chemicals, optical products, specialty materials, glass and fiber glass, to which Tyco Electronics made $2.9 million in sales during fiscal 2008. Frederic Poses, a director, is the former Chairman and Chief Executive Officer of Trane Inc. (formerly American Standard Companies Inc.), a manufacturer and provider of air conditioning systems and services and vehicle control systems, with which Tyco Electronics made $0.4 million in purchases and $3.9 million in sales during the first and second quarters of fiscal 2008 (prior to Mr. Poses' departure from Trane Inc. and Trane's acquisition by Ingersoll-Rand in 2008).

        The foregoing directors could be deemed to have indirect interests in the transactions based on their current or former executive positions with the companies with which Tyco Electronics transacted business in fiscal 2008, but such transactions were arms-length commercial dealings between the companies, none of which are material individually or in the aggregate. The Nominating, Governance and Compliance Committee has reviewed and approved or ratified these transactions.

Director Independence

        The Board of Directors' Governance Principles, which can be found on the company's website at http://www.tycoelectronics.com/aboutus/boardofdirectors.asp, include guidelines for determining director independence. Ten of the twelve members of the Board of Directors have been determined by the Board to be independent directors. For a director to be considered independent, the Board must make an affirmative determination that a director meets the stringent guidelines for independence set by the Board. These guidelines either meet or exceed the NYSE listing standards' independence requirements. The guidelines include a determination that the director has no current or prior material relationships with Tyco Electronics (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company), aside from their directorship, that could affect their judgment. The independence guidelines also include the determination that certain limits to annual sales to or purchases from entities for which a director serves as an executive officer, and limits on direct compensation from the company for directors and certain family members (other than fees paid for board or committee service), are not exceeded and other restrictions.

        Based on the review and recommendation by the Nominating, Governance and Compliance Committee, the Board of Directors analyzed the independence of each director and determined that the following directors meet the standards of independence under our director independence guidelines and applicable NYSE listing standards, and that each of the following directors is free of any relationship that would interfere with his or her individual exercise of independent judgment: Pierre R. Brondeau, Ram Charan, Robert M. Hernandez, Daniel J. Phelan, Frederic M. Poses, Lawrence S. Smith, Paula A. Sneed, David P. Steiner, John C. Van Scoter and Sandra S. Wijnberg.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Policy for the Pre-Approval of Audit and Non-Audit Services

        The Audit Committee adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other permissible non-audit services that may be provided by the independent auditor. The policy identifies the principles that must be considered by the Audit Committee in approving services to ensure that the auditor's independence is not impaired. The policy provides that the controller and senior vice president and tax officer will support the Audit Committee by providing a list of proposed services to the Committee, monitoring the services and fees pre-approved by the Committee, providing periodic reports to the Committee with respect to pre-approved services and ensuring compliance with the policy.

        Under the policy, the Audit Committee annually pre-approves the audit fee and terms of the engagement, as set forth in the audit engagement letter. This approval includes approval of a specified list of audit, audit-related and tax services. Any service not included in the specified list of services must be submitted to the Audit Committee for pre-approval. All services may not extend for more than twelve months, unless the Audit Committee specifically provides for a different period. The independent auditor may not begin work on any engagement without confirmation of Audit Committee pre-approval from the controller or his delegate.

        In accordance with the policy, the Audit Committee may delegate one or more of its members the authority to pre-approve the engagement of the independent auditor when the entire Committee is unable to do so. The chair must report all such pre-approvals to the Audit Committee at the next committee meeting.

Fees Paid to Independent Auditor

        Aggregate fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates as of and for the fiscal years ended September 26, 2008 and September 28, 2007 are set forth below. The aggregate fees included in the audit fees category are fees paid or accrued for the fiscal years for the services described below. The aggregate fees included in each of the other categories are fees billed in the fiscal years or expected to be billed with respect to the fiscal years for the services described below. (All references to "$" below are to United States dollars.)

Fiscal Years 2008 and 2007 Fees

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$19,680,000	$16,425,000
Audit-Related Fees	287,000	1,223,000
Tax Fees	3,470,000	381,000
All Other Fees	2,000	1,000

Total	$23,439,000	$18,030,000

        Audit fees for the fiscal years ended September 26, 2008 and September 28, 2007 were for professional services rendered for the year-end audits of the consolidated and combined financial statements of the company, review of quarterly financial statements included in the company's quarterly reports on Form 10-Q, consents, comfort letters and statutory and regulatory filings in foreign jurisdictions.

        Audit-related fees for the fiscal years ended September 26, 2008 and September 28, 2007 were primarily related to audits of carve-out financial statements of certain businesses that have been divested or are being considered for divestiture and other attest services.

        Tax fees for the fiscal years ended September 26, 2008 and September 28, 2007 were primarily for tax compliance services.

        Other fees for the fiscal years ended September 26, 2008 and September 28, 2007 were for subscriptions for research materials.

        None of the services described above were approved by the Audit Committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

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
21.1	Subsidiaries of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 21.1 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 26, 2008, filed November 20, 2008)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 26, 2008, filed November 20, 2008)
24.2	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

        Date: January 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	January 16, 2009
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 16, 2009
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	January 16, 2009
* Pierre R. Brondeau	Director	January 16, 2009
* Ram Charan	Director	January 16, 2009
* Juergen W. Gromer	Director	January 16, 2009
* Robert M. Hernandez	Director	January 16, 2009

Signature	Title	Date

* Daniel J. Phelan	Director	January 16, 2009
* Frederic M. Poses	Director	January 16, 2009
* Lawrence S. Smith	Director	January 16, 2009
* Paula A. Sneed	Director	January 16, 2009
* David P. Steiner	Director	January 16, 2009
* John C. Van Scoter	Director	January 16, 2009
* Sandra S. Wijnberg	Director	January 16, 2009
*
Robert A. Scott, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 and Exhibit 24.2 to this Report.

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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Corporate Level: Messrs. Lynch, Scott, Curtin and Ms. Leipold
CC&CE: Mr. Okamoto
Network Solutions: Mr. Clarke
Aerospace & Defense, Electronics & Scientific Equipment, Industrial Manufacturing
All Other Compensation
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fiscal Years 2008 and 2007 Fees
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