Form 10-Q
period 2008-12-26
Tyco Electronics Ltd.
filed 2009-02-03
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2008
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

        The number of common shares outstanding as of January 30, 2009 was 458,012,249.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions, except per share data)
Net sales	$2,809	$3,558
Cost of sales	2,255	2,666

Gross income	554	892
Selling, general, and administrative expenses	489	399
Litigation settlement	9	—
Restructuring and other charges, net	77	21

(Loss) income from operations	(21)	472
Interest income	6	10
Interest expense	(42)	(50)
Other (expense) income, net	(1)	592

(Loss) income from continuing operations before income taxes and minority interest	(58)	1,024
Income tax benefit (expense)	23	(155)
Minority interest	(2)	(1)

(Loss) income from continuing operations	(37)	868
Income from discontinued operations, net of income taxes	—	81

Net (loss) income	$(37)	$949

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.08)	$1.75
Income from discontinued operations	—	0.16

Net (loss) income	$(0.08)	$1.91

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.08)	$1.74
Income from discontinued operations	—	0.16

Net (loss) income	$(0.08)	$1.90

Weighted-average number of shares outstanding:
Basic	459	496
Diluted	459	499

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 26, 2008	September 26, 2008
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$545	$1,086
Accounts receivable, net of allowance for doubtful accounts of $41 and $42, respectively	2,207	2,726
Inventories	2,306	2,312
Prepaid expenses and other current assets	548	767
Deferred income taxes	203	204

Total current assets	5,809	7,095
Property, plant, and equipment, net	3,406	3,517
Goodwill	7,016	7,068
Intangible assets, net	472	486
Deferred income taxes	2,053	1,915
Receivable from Tyco International Ltd. and Covidien Ltd.	1,220	1,218
Other assets	270	301

Total Assets	$20,246	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1	$20
Accounts payable	1,232	1,469
Accrued and other current liabilities	1,281	1,596
Deferred revenue	203	247

Total current liabilities	2,717	3,332
Long-term debt	3,018	3,161
Long-term pension and postretirement liabilities	722	721
Deferred income taxes	285	289
Income taxes	2,299	2,291
Other liabilities	686	723

Total Liabilities	9,727	10,517

Commitments and contingencies (Note 13)
Minority interest	10	10
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 shares authorized; 500,264,457 and 500,241,706 issued, respectively	100	100
Capital in excess:
Share premium	61	61
Contributed surplus	10,120	10,106
Accumulated earnings	1,026	1,141
Treasury shares, at cost, 42,262,226 and 36,904,702 shares, respectively	(1,390)	(1,264)
Accumulated other comprehensive income	592	929

Total Shareholders' Equity	10,509	11,073

Total Liabilities and Shareholders' Equity	$20,246	$21,600

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Cash Flows From Operating Activities:
Net (loss) income	$(37)	$949
Income from discontinued operations, net of income taxes	—	(81)

(Loss) income from continuing operations	(37)	868
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	10	7
Depreciation and amortization	132	134
Deferred income taxes	(110)	42
Provision for losses on accounts receivable and inventory	91	8
Tax sharing income	(2)	(592)
Other	20	49
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	489	(32)
Inventories	(138)	(128)
Other current assets	153	(2)
Accounts payable	(206)	5
Accrued and other current liabilities	(314)	(157)
Income taxes	22	46
Deferred revenue	(49)	113
Long-term pension and postretirement liabilities	7	14
Other	(35)	12

Net cash provided by continuing operating activities	33	387
Net cash provided by discontinued operating activities	—	6

Net cash provided by operating activities	33	393

Cash Flows From Investing Activities:
Capital expenditures	(116)	(126)
Proceeds from sale of property, plant, and equipment	4	4
Proceeds from divestiture of discontinued operations, net of cash retained by businesses sold	23	102
Other	(4)	(9)

Net cash used in continuing investing activities	(93)	(29)
Net cash used in discontinued investing activities	—	(3)

Net cash used in investing activities	(93)	(32)

Cash Flows From Financing Activities:
Net (decrease) increase in commercial paper	(400)	505
Repayment of long-term debt	(19)	(700)
Proceeds from long-term debt	190	100
Repurchase of common shares	(152)	(232)
Payment of common dividends	(74)	(70)
Proceeds from exercise of share options	—	19
Other	(2)	(6)

Net cash used in continuing financing activities	(457)	(384)
Net cash used in discontinued financing activities	—	(6)

Net cash used in financing activities	(457)	(390)

Effect of currency translation on cash	(24)	6
Net decrease in cash and cash equivalents	(541)	(23)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	3
Cash and cash equivalents at beginning of period	1,086	942

Cash and cash equivalents at end of period	$545	$922

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

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

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2009 and fiscal 2008 are to the Company's fiscal years ending September 25, 2009 and September 26, 2008, respectively.

2.    Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In January 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." FSP No. EITF 99-20-1 provides guidance for determining whether other-than-temporary impairments with respect to purchased beneficial interests have occurred. The Company adopted FSP No. EITF 99-20-1 in the first quarter of fiscal 2009. Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In December 2008, the FASB issued FSP No. FAS 140-4 and FASB Interpretation No. ("FIN") 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP No. FAS 140-4 and FIN 46(R)-8 enhances disclosure regarding the transfer of financial assets and the use of variable interest entities. The Company adopted FSP No.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Accounting Pronouncements (Continued)

FAS 140-4 and FIN 46(R)-8 in the first quarter of fiscal 2009. Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In June 2007, the FASB issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on non-vested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company's excess tax benefit pool, as defined under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." The Company adopted EITF 06-11 in the first quarter of fiscal 2009. Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In March 2007, the FASB issued EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." The Company adopted EITF 06-10 in the first quarter of fiscal 2009. Accordingly, the Company recognized accrued and other current liabilities of $1 million and other liabilities of $4 million on its Condensed Consolidated Balance Sheet at the beginning of the first quarter of fiscal 2009 with a corresponding decrease in the opening balance of accumulated earnings of $5 million.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. The Company adopted SFAS No. 159 in the first quarter of fiscal 2009. The Company did not elect to value any existing assets or liabilities at fair value upon adoption, nor did it apply the fair value option to any eligible assets acquired or liabilities incurred during the quarter. See Note 14 for additional information related to fair value measurements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 was effective for and adopted by the Company in the first quarter of fiscal 2009. The Company will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 14 for additional information related to fair value measurements.

  Recently Issued Accounting Pronouncements

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for the Company in the fourth quarter of fiscal 2010. The Company is currently assessing the impact that FSP No. FAS 132(R)-1 will have on its Condensed Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The Company plans to adopt SFAS No. 161 in the second quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on the Company's Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    State of New York Contract

        On September 19, 2005, the Company was awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, the Company was served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, the Company had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, the Company informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified the Company that, in the State's opinion, the Company had not fully remediated the issues cited by the State and it had determined that the Company was in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by the Company. The State has the ability to draw up to an additional $50 million against the standby letter of credit.

        In response to the State's actions, on January 16, 2009, the Company served a Notice of Intention to File a Claim on the New York State Attorney General's office, asserting potential claims for breach of contract and other causes of action based on the State's termination of the contract and draw down of the $50 million letter of credit. The Company also notified the State by letter dated January 22, 2009 that the State's termination constituted a material breach of the contract.

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory in the Condensed Consolidated Balance Sheets. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations. The Company has not recognized any revenue related to the lease contract.

4.    Restructuring and Other Charges, Net

        Charges to operations by segment during the quarters ended December 26, 2008 and December 28, 2007 were as follows:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Electronic Components	$56	$15
Network Solutions	19	5
Undersea Telecommunications	3	1

	$78	$21

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

        Amounts recognized in the Condensed Consolidated Statements of Operations during the quarters ended December 26, 2008 and December 28, 2007 were as follows:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Restructuring and other charges, net:
Cash charges	$68	$14
Non-cash charges	9	7

Total restructuring and other charges, net	77	21
Cost of sales	1	—

	$78	$21

Cash Charges

        Activity in the Company's restructuring reserves during the first quarter of fiscal 2009 is summarized as follows:

	Balance at September 26, 2008	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at December 26, 2008
	(in millions)
Fiscal 2009 Actions:
Employee severance	$—	$54	$(15)	$—	$—	$39
Other	—	1	(1)	—	—	—

Total	—	55	(16)	—	—	39

Fiscal 2008 Actions:
Employee severance	118	—	(6)	2	(7)	107
Other	2	4	(1)	—	—	5

Total	120	4	(7)	2	(7)	112

Pre-Fiscal 2008 Actions:
Employee severance	31	—	(19)	—	(3)	9
Facilities exit costs	58	6	(8)	—	(4)	52
Other	2	1	(1)	—	—	2

Total	91	7	(28)	—	(7)	63

Total Activity	$211	$66	$(51)	$2	$(14)	$214

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions in the Electronic Components and Network Solutions segments. In connection with these actions, during the quarter ended December 26, 2008, the Company recorded restructuring charges of $55 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

charges, primarily in the Electronic Components segment, of approximately $2 million relating to these initiated actions by completion.

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to low-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during the quarters ended December 26, 2008 and December 28, 2007, the Company recorded restructuring charges of $6 million and $7 million, respectively, primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $38 million relating to these initiated actions by completion.

  Pre-Fiscal 2008 Actions

        During the quarters ended December 26, 2008 and December 28, 2007, the Company recorded restructuring charges of $5 million and $6 million, respectively, related to pre-fiscal 2008 actions. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2010 and to incur additional charges of approximately $1 million relating to these actions by completion.

        Also, during the quarters ended December 26, 2008 and December 28, 2007, the Company recorded restructuring charges of $2 million and $1 million, respectively, related to interest accretion on restructuring reserves for activities announced in prior fiscal years.

Non-Cash Charges

        During the quarters ended December 26, 2008 and December 28, 2007, the Company recorded non-cash charges of $10 million and $7 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	December 26, 2008	September 26, 2008
	(in millions)
Electronic Components	$137	$123
Network Solutions	26	33
Undersea Telecommunications	50	54
Wireless Systems	1	1

Restructuring reserves	$214	$211

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	December 26, 2008	September 26, 2008
	(in millions)
Accrued and other current liabilities	$171	$131
Other liabilities	43	80

Restructuring reserves	$214	$211

5.    Discontinued Operations

        In the first quarter of fiscal 2009, the Company received additional proceeds related to working capital of $23 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008. The proceeds received in both of these transactions are subject to final working capital adjustments. In the first quarter of fiscal 2008, in connection with the sale of its Power Systems business, the Company received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, and Power Systems businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in fiscal 2008. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. The Power Systems business was a component of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax loss from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes for the quarter ended December 28, 2007. There were no results related to discontinued operations for the quarter ended December 26, 2008.

For the Quarter Ended December 28, 2007
(in millions)
Net sales	$234

Pre-tax loss from discontinued operations	$(7)
Pre-tax gain on sale of discontinued operations	56
Income tax benefit	32

Income from discontinued operations, net of income taxes	$81

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Inventories

        Inventories consisted of the following:

	December 26, 2008	September 26, 2008
	(in millions)
Raw materials	$388	$402
Work in progress	900	926
Finished goods	1,018	984

Inventories	$2,306	$2,312

7.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Wireless Systems	Total
	(in millions)
Balance at September 26, 2008	$5,900	$849	$319	$7,068
Currency translation	(46)	(6)	—	(52)

Balance at December 26, 2008	$5,854	$843	$319	$7,016

        The Company tests goodwill allocated to reporting units for impairment at least annually, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value exceeds its fair value. The Company previously tested goodwill for impairment in the fourth quarter of fiscal 2008 as part of the annual impairment testing procedures. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        Goodwill resides in three of the Company's four segments, with the largest allocation residing in Electronic Components. The Electronic Components segment has been significantly impacted by current economic conditions, specifically related to end markets that serve the consumer. The two largest reporting units in the Electronics Components segment serve these consumer related end markets and have an aggregate goodwill balance of $4,863 million.

        Given current economic conditions, the Company performed a sensitivity analysis of the estimated fair value of its reporting units using the income approach. Key assumptions used in the income approach include, but are not limited to, expected cash flows from the reporting unit operations and the weighted average cost of capital utilized for discounting such cash flow estimates.

        As a result of the sensitivity analysis, the Company determined that there was no goodwill impairment as of December 26, 2008. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring the Company to test for impairment. Impairment charges, if any, may be material to the Company's results of operations and financial position.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	December 26, 2008				September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$805	$(347)	$458	24 years	$815	$(342)	$473	24 years
Other	17	(3)	14	49 years	16	(3)	13	49 years

Total	$822	$(350)	$472	24 years	$831	$(345)	$486	24 years

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $8 million and $9 million for the quarters ended December 26, 2008 and December 28, 2007, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2009	$26
Fiscal 2010	34
Fiscal 2011	33
Fiscal 2012	32
Fiscal 2013	32
Fiscal 2014	32
Thereafter	283

$472

9.    Debt

        Debt was as follows:

	December 26, 2008	September 26, 2008
	(in millions)
6.00% senior notes due 2012	$814	$800
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	797	753
7.125% senior notes due 2037	498	498
Unsecured senior revolving credit facility	190	—
Commercial paper, at an average interest rate of 3.58% and 4.01%, respectively.	248	647
Other	172	183

Total debt	3,019	3,181
Less current portion(1)	1	20

Long-term debt	$3,018	$3,161

    (1)
    The current portion of long-term debt at December 26, 2008 and September 26, 2008 was comprised of amounts shown as other.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt (Continued)

        In April 2007, the Company entered into a $1,500 million five-year unsecured senior revolving credit facility ("Credit Facility") which currently has useable commitments of $1,425 million. The Company's Credit Facility contains a financial ratio covenant that limits the Company's ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters to no more than 3.5 to 1.0. The Credit Facility and the Company's other debt agreements contain other customary covenants.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. See Note 12 for additional information on interest rate swaps.

        The fair value of the Company's debt was approximately $2,653 million and $3,115 million at December 26, 2008 and September 26, 2008, respectively.

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

        At December 26, 2008 and September 26, 2008, the Company had a FIN 45 liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million which was reflected in other liabilities on the Condensed Consolidated Balance Sheet.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Guarantees (Continued)

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the lease contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 3, in January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters ended December 26, 2008 and December 28, 2007 were as follows:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Balance at beginning of period	$30	$23
Warranties issued	2	1
Warranty expirations and changes in estimate	1	1
Settlements	(1)	(1)

Balance at end of period	$32	$24

11.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended December 26, 2008 and December 28, 2007 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
	(in millions)
Service cost	$2	$1	$15	$15	$—	$—
Interest cost	14	14	22	20	1	1
Expected return on plan assets	(15)	(19)	(16)	(18)	—	—
Amortization of net actuarial loss	4	2	3	2	—	—
Curtailment/settlement gain	—	—	(1)	(1)	—	—

Net periodic benefit cost (credit)	$5	$(2)	$23	$18	$1	$1

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2009 of $4 million for U.S. plans and $77 million for non-U.S. plans. During the quarter ended December 26, 2008, the Company contributed $22 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2009. During the quarter ended December 26, 2008, Company contributions to its postretirement benefit plans were insignificant.

        Subsequent to fiscal year end 2008, conditions have significantly deteriorated in debt and equity markets globally. The deterioration has had a negative effect on the fair value of the Company's U.S. and non-U.S. pension and postretirement benefit plans' assets since September 26, 2008. The impact of the decline in plan assets on minimum required contributions or net periodic benefits cost in future periods could be material to the Company's results of operations, financial position, or cash flows.

12.    Financial Instruments

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forward and swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. These contracts are recorded at fair value with changes in the derivatives' fair value recognized in earnings as selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. At December 26, 2008 and September 26, 2008, the Company had net liabilities of $20 million and $5 million, respectively, on the Condensed Consolidated Balance Sheet related to these transactions. During the first quarter of fiscal 2009, the Company incurred a net loss of approximately $50 million primarily as a result of the devaluation of certain eastern European currencies. The net loss primarily related to hedges of certain anticipated future transactions and was recorded in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

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

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes.

        During fiscal 2007, in anticipation of issuing fixed rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. In the first quarter of fiscal 2009 and the first quarter of fiscal 2008, the Company recognized $2 million of interest expense relating to these swaps in the Condensed Consolidated Statement of Operations.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,565 million and $1,161 million at December 26, 2008 and September 26, 2008, respectively. As a result of the hedges of net investment, during the quarters ended December 26, 2008 and December 28, 2007, the Company reclassified a foreign exchange loss of $65 million and $109 million, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. (See additional information in Note 18.)

  Commodity Hedges

        At December 26, 2008 and September 26, 2008, the Company's commodity hedges, all of which related to purchases of gold, had a notional value of $23 million and $21 million, respectively, and were in a gain position of $2 million. The hedges were effective as of December 26, 2008, and the gain is included in other comprehensive (loss) income. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next fiscal year as adjustments to cost of sales. The Company did not engage in commodities hedges during the first quarter of fiscal 2008.

13.    Commitments and Contingencies

General Matters

        At December 26, 2008, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in the Company's Condensed Consolidated Financial Statements as the amount of this contingency is not currently estimable.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 26, 2008, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $24 million. As of December 26, 2008, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and $12 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

Tyco Electronics Legal Proceedings

  State of New York Contract

        See Note 3 for disclosure related to the State of New York contract.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

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

        Several securities cases remain outstanding, including several cases asserting claims arising under the Employee Retirement Income Security Act. If the unresolved securities proceedings were to be determined adversely to Tyco International, the Company's share of any additional potential losses under the terms of the Separation and Distribution Agreement, which are not presently estimable, may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle the action entitled Hess v. Tyco International Ltd., et al. brought against certain of Tyco

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

International's former directors and officers, Tyco International's former auditors, and Tyco International. The settlement agreement provided that Tyco International make a payment of $16 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, the Company recorded a charge of approximately $5 million, for which no tax benefit was available.

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle an action entitled Sciallo v. Tyco International Ltd., et al. brought against Tyco International and certain former Tyco International directors and executives. The settlement agreement provided that Tyco International make a payment of $2 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, the Company recorded a charge of approximately $1 million, for which no tax benefit was available.

        In December 2008, Tyco Electronics, Tyco International, and Covidien entered into a settlement agreement with the Commonwealth of Massachusetts Pension Reserves Investment Management Board (the "Massachusetts Pension Board") in connection with claims against Tyco International for which the Massachusetts Pension Board had opted out of the class action settlement described above. The settlement agreement and release provided that Tyco International make a payment of $11 million to the Massachusetts Pension Board, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. In the first quarter of fiscal 2009, the Company recorded a charge of $3 million, for which no tax benefit was available. The charge represents the Company's share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement.

  Investigations

        As previously reported in the Company's periodic filings, Tyco International and others have received various subpoenas and requests from the Securities and Exchange Commission's ("SEC") Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of voluminous documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the Separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to the Company. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, the Company's share of such potential losses also is not estimable and may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

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

Income Taxes

        In prior years, in connection with Internal Revenue Service ("IRS") audits of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Condensed Consolidated Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded in its Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In addition, in fiscal 2008, Tyco

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and the Company's subsidiaries. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded in the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the Separation.

14.    Fair Value Measurements

        The Company adopted SFAS No. 157, "Fair Value Measurements," as of September 27, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) for one year. The Company will adopt the non-financial asset and liability fair value disclosures in fiscal 2010. The Company is currently assessing the impact of adopting SFAS No. 157 for non-financial assets and liabilities on the Condensed Consolidated Financial Statements.

        SFAS No. 157 specifies a fair value hierarchy based upon the observability of the inputs utilized in the valuation. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The adoption of SFAS No. 157 had no effect on the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Fair Value Measurements (Continued)

        Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included:

	Fair Value Measurements Using Inputs Considered as
				Fair Value at December 26, 2008
Description	Level 1	Level 2	Level 3
	(in millions)
Assets:
Commodity derivatives	$2	$—	$—	$2
Foreign currency forward contracts	—	6	—	6
Rabbi trust assets	77	—	—	77

Total assets at fair value	$79	$6	$—	$85

Liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

        The Company does not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is description of the valuation methodologies used for the respective assets and liabilities measured at fair value:

  •
  Commodity derivatives—Fair value of these assets and liabilities is determined using quoted futures exchanges (level 1).

  •
  Foreign currency forward contracts—Fair value of these assets and liabilities is determined based on observable market transactions of spot currency rates and forward rates (level 2).

  •
  Rabbi trust assets—Rabbi trust assets are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets (level 1).

        The majority of derivatives entered into by the Company are valued using the over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, financial position, or cash flows.

15.    Income Taxes

        The effective income tax rate was 39.7% and 15.1% for the quarters ended December 26, 2008 and December 28, 2007, respectively. The effective rate for the first quarter of fiscal 2009 reflects certain tax benefits associated with a pre-tax charge of $111 million recorded in connection with the State of New York contract as well as the tax impacts related to approximately $50 million of net losses associated with hedges of certain anticipated future transactions that were primarily realized in lower tax rate jurisdictions. In addition, the effective rate for the first quarter of fiscal 2009 reflects tax benefits recognized in connection with expected additional fiscal 2009 profitability in certain entities

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Income Taxes (Continued)

operating in lower tax rate jurisdictions as well as the favorable resolution of an uncertain tax position in the period. The effective tax rate for the first quarter of fiscal 2008 includes the impact of $572 million of pre-tax income recognized in connection with the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," for which no tax was provided. In addition, the effective tax rate in the first quarter of fiscal 2008 was favorably impacted by a decrease in non-U.S. valuation allowances.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 26, 2008, the Company had recorded $1,110 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,106 million was recorded in income taxes and $4 million was recorded in accrued and other current liabilities. During the quarter ended December 26, 2008, the Company recognized $39 million of interest and penalties on the Condensed Consolidated Statement of Operations. As of December 26, 2008, the balance of accrued interest and penalties was $1,148 million, of which $1,143 million was recorded in income taxes and $5 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

        Although it is not possible to predict the timing or results of certain pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits inherent in the Company's Condensed Consolidated Balance Sheet as of December 26, 2008.

16.    Other (Expense) Income

        In the quarter ended December 26, 2008, the Company recorded net other expense of $1 million primarily consisting of $3 million of unrealized losses on rabbi trust assets and $2 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the quarter ended December 28, 2007, the Company recorded other income of $592 million, pursuant to the Tax Sharing Agreement, of which $572 million related to certain incremental tax liabilities recorded by the Company upon the initial adoption of FIN 48.

17.    Shareholders' Equity

  Dividends

        In December 2008, the Company's board of directors declared a regular quarterly cash dividend of $0.16 per common share to be paid on February 3, 2009. Declared but unpaid dividends are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at December 26, 2008 and September 26, 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Shareholders' Equity (Continued)

  Share Repurchase Program

        During the first quarter of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million. The Company also settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 43 million shares for $1,394 million.

18.    Comprehensive (Loss) Income

        Comprehensive (loss) income consisted of the following:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Net (loss) income	$(37)	$949
Currency translation(1)	(343)	23
Gain on cash flow hedge	2	2
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	4	1

Total comprehensive (loss) income	$(374)	$975

    (1)
    Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

19.    (Loss) Earnings Per Share

        The computation of basic (loss) earnings per share is based on the Company's net (loss) income divided by the basic weighted-average number of common shares.

        The following table sets forth the denominators of the basic and diluted (loss) earnings per share computations:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
Weighted-average shares outstanding:
Basic	459	496
Share options and restricted share awards	—	3

Diluted	459	499

        For the quarter ended December 26, 2008, non-vested restricted share awards and non-vested options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculation of diluted loss per

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    (Loss) Earnings Per Share (Continued)

share, as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share totaled 2 million as of December 26, 2008.

        For the quarters ended December 26, 2008 and December 28, 2007, certain share options were not included in the computation of diluted (loss) earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share totaled 22 million and 20 million as of December 26, 2008 and December 28, 2007, respectively.

20.    Share Plans

        The Company follows the provisions of SFAS No. 123(R). Total share-based compensation costs included in the Condensed Consolidated Statements of Operations were $16 million and $20 million during the quarters ended December 26, 2008 and December 28, 2007, respectively, of which $1 million was included in income from discontinued operations in the quarter ended December 28, 2007. All share-based compensation costs not related to discontinued operations are presented in selling, general, and administrative expenses.

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of December 26, 2008 and changes during the quarter then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2008	3,328,270	$36.97
Granted	2,627,557	14.13
Vested	(784,674)	33.81
Forfeited	(84,392)	24.04

Non-vested at December 26, 2008	5,086,761	$25.87

        As of December 26, 2008, there was $85 million of total unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.1 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Share Plans (Continued)

  Share Options

        A summary of the Company's outstanding share option award grants as of December 26, 2008 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 26, 2008	25,465,020	$43.81
Granted	3,966,950	14.20
Exercised	(10,849)	16.50
Expired	(1,443,836)	56.20
Forfeited	(82,848)	37.18

Outstanding at December 26, 2008	27,894,437	$38.99	5.2	$8

Vested and non-vested expected to vest at December 26, 2008	26,867,881	$39.52	5.2	$7
Exercisable at December 26, 2008	20,691,971	$43.86	3.9	$3

        As of December 26, 2008, there was $43 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.

  Share-Based Compensation

        The weighted-average grant-date fair value of options granted during the quarter ended December 26, 2008 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the quarter then ended were as follows:

Weighted-average grant-date fair value	$3.46
Assumptions:
Expected share price volatility	39%
Risk free interest rate	2.4%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.0

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21.    Segment Data

        Net sales and (loss) income from operations by segment are presented in the following table for the quarters ended December 26, 2008 and December 28, 2007:

	Net Sales(1)		(Loss) Income from Operations
	For the Quarters Ended		For the Quarters Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
	(in millions)
Electronic Components	$1,992	$2,640	$12	$352
Network Solutions	456	512	45	69
Undersea Telecommunications	265	314	38	43
Wireless Systems	96	92	(107) (2)	8
Litigation settlement	—	—	(9)	—

Total	$2,809	$3,558	$(21)	$472

(1)
Intersegment sales are not material and are recorded at selling prices that approximate market prices.

(2)
Includes charges of $111 million related to the State of New York contract.

        Segment assets and a reconciliation of segment assets to total assets at December 26, 2008 and September 26, 2008 were as follows:

	December 26, 2008	September 26, 2008
	(in millions)
Electronic Components	$5,810	$6,311
Network Solutions	1,073	1,130
Undersea Telecommunications	627	652
Wireless Systems	409	462

Total segment assets(1)	7,919	8,555
Other current assets	1,296	2,057
Other non-current assets	11,031	10,988

Total assets	$20,246	$21,600

    (1)
    Segment assets are comprised of accounts receivable, inventory, and property, plant, and equipment. Corporate assets are allocated to the segments based on segment assets.

22.    Subsequent Events

        On January 14, 2009, the Company announced that its board of directors unanimously approved a proposed change of the Company's place of incorporation from Bermuda to Switzerland (the "Swiss Continuation"). At a Special General Meeting, shareholders will be asked to vote in favor of the change of the Company's place of incorporation, an increase in the Company's registered share capital (par value of common shares), and a number of related Swiss organizational matters. If these matters are approved, and subject to the satisfaction of certain conditions, the Company intends to implement the change as soon as practicable.

        If the Swiss Continuation is implemented, the Company will at all times continue to exist as the same company but will discontinue its Bermuda status and continue its corporate existence in Switzerland. The Company does not anticipate any material change in its operations or financial results as a result of the change in place of incorporation.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, Tyco Electronics Group S.A. ("TEGSA"), a 100% owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns directly, or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes, five-year unsecured senior revolving credit facility, and commercial paper, all of which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,809	$—	$2,809
Cost of sales	—	—	2,255	—	2,255

Gross income	—	—	554	—	554
Selling, general, and administrative expenses	9	1	479	—	489
Litigation settlement	9	—	—	—	9
Restructuring and other charges, net	—	—	77	—	77

Loss from operations	(18)	(1)	(2)	—	(21)
Interest income	—	—	6	—	6
Interest expense	—	(39)	(3)	—	(42)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	(4)	25	—	(21)	—
Intercompany interest and fees	(15)	11	4	—	—

(Loss) income before income taxes and minority interest	(37)	(4)	4	(21)	(58)
Income tax benefit	—	—	23	—	23
Minority interest	—	—	(2)	—	(2)

Net (loss) income	$(37)	$(4)	$25	$(21)	$(37)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended December 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,558	$—	$3,558
Cost of sales	—	—	2,666	—	2,666

Gross income	—	—	892	—	892
Selling, general, and administrative expenses	7	(9)	401	—	399
Restructuring and other charges, net	—	—	21	—	21

(Loss) income from operations	(7)	9	470	—	472
Interest income	—	—	10	—	10
Interest expense	—	(48)	(2)	—	(50)
Other (expense) income, net	—	(6)	598	—	592
Equity in net income of subsidiaries	878	908	—	(1,786)	—
Equity in net income of subsidiaries held for sale	81	81	—	(162)	—
Intercompany interest and fees	(3)	15	(12)	—	—

Income from continuing operations before income taxes and minority interest	949	959	1,064	(1,948)	1,024
Income tax expense	—	—	(155)	—	(155)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	949	959	908	(1,948)	868
Income from discontinued operations, net of income taxes	—	—	81	—	81

Net income	$949	$959	$989	$(1,948)	$949

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of December 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$544	$—	$545
Accounts receivable, net	—	—	2,207	—	2,207
Inventories	—	—	2,306	—	2,306
Intercompany receivables	6	—	21	(27)	—
Prepaid expenses and other current assets	7	3	538	—	548
Deferred income taxes	—	—	203	—	203

Total current assets	14	3	5,819	(27)	5,809
Property, plant, and equipment, net	—	—	3,406	—	3,406
Goodwill	—	—	7,016	—	7,016
Intangible assets, net	—	—	472	—	472
Deferred income taxes	—	—	2,053	—	2,053
Investment in subsidiaries	10,505	12,420	—	(22,925)	—
Intercompany loans receivable	200	6,614	5,768	(12,582)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,220	—	1,220
Other assets	—	15	255	—	270

Total Assets	$10,719	$19,052	$26,009	$(35,534)	$20,246

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	—	—	1,232	—	1,232
Accrued and other current liabilities	78	43	1,160	—	1,281
Deferred revenue	—	—	203	—	203
Intercompany payables	21	—	6	(27)	—

Total current liabilities	99	43	2,602	(27)	2,717
Long-term debt	—	2,847	171	—	3,018
Intercompany loans payable	111	5,657	6,814	(12,582)	—
Long-term pension and postretirement liabilities	—	—	722	—	722
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,299	—	2,299
Other liabilities	—	—	686	—	686

Total Liabilities	210	8,547	13,579	(12,609)	9,727

Minority interest	—	—	10	—	10
Shareholders' Equity	10,509	10,505	12,420	(22,925)	10,509

Total Liabilities and Shareholders' Equity	$10,719	$19,052	$26,009	$(35,534)	$20,246

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,086	$—	$1,086
Accounts receivable, net	—	—	2,726	—	2,726
Inventories	—	—	2,312	—	2,312
Intercompany receivables	1	—	23	(24)	—
Prepaid expenses and other current assets	2	86	679	—	767
Deferred income taxes	—	—	204	—	204

Total current assets	3	86	7,030	(24)	7,095
Property, plant, and equipment, net	—	—	3,517	—	3,517
Goodwill	—	—	7,068	—	7,068
Intangible assets, net	—	—	486	—	486
Deferred income taxes	—	—	1,915	—	1,915
Investment in subsidiaries	11,069	12,957	—	(24,026)	—
Intercompany loans receivable	167	6,551	5,500	(12,218)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,218	—	1,218
Other assets	—	21	280	—	301

Total Assets	$11,239	$19,615	$27,014	$(36,268)	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	27	—	1,442	—	1,469
Accrued and other current liabilities	83	81	1,432	—	1,596
Deferred revenue	—	—	247	—	247
Intercompany payables	23	—	1	(24)	—

Total current liabilities	133	81	3,142	(24)	3,332
Long-term debt	—	2,998	163	—	3,161
Intercompany loans payable	33	5,467	6,718	(12,218)	—
Long-term pension and postretirement liabilities	—	—	721	—	721
Deferred income taxes	—	—	289	—	289
Income taxes	—	—	2,291	—	2,291
Other liabilities	—	—	723	—	723

Total Liabilities	166	8,546	14,047	(12,242)	10,517

Minority interest	—	—	10	—	10
Shareholders' Equity	11,073	11,069	12,957	(24,026)	11,073

Total Liabilities and Shareholders' Equity	$11,239	$19,615	$27,014	$(36,268)	$21,600

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$16	$138	$(121)	$—	$33
Cash Flows From Investing Activities:
Capital expenditures	—	—	(116)	—	(116)
Proceeds from sale of property, plant, and equipment	—	—	4	—	4
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	23	—	23
Increase in intercompany loans	45	127	—	(172)	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	45	127	(93)	(172)	(93)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(400)	—	—	(400)
Repayment of long-term debt	—	—	(19)	—	(19)
Proceeds from long-term debt	—	190	—	—	190
Changes in parent company equity	166	(56)	(110)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common dividends	(74)	—	—	—	(74)
Loan borrowing from parent	—	—	(172)	172	—
Other	—	1	(3)	—	(2)

Net cash used in financing activities	(60)	(265)	(304)	172	(457)

Effect of currency translation on cash	—	—	(24)	—	(24)
Net increase (decrease) in cash and cash equivalents	1	—	(542)	—	(541)
Cash and cash equivalents at beginning of period	—	—	1,086	—	1,086

Cash and cash equivalents at end of period	$1	$—	$544	$—	$545

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended December 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$199	$(77)	$265	$—	$387
Net cash provided by discontinued operating activities	—	—	6	—	6

Net cash provided by (used in) operating activities	199	(77)	271	—	393

Cash Flows From Investing Activities:
Capital expenditures	—	—	(126)	—	(126)
Proceeds from sale of property, plant, and equipment	—	—	4	—	4
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	102	—	102
Decrease in intercompany loans	(213)	135	—	78	—
Other	(5)	—	(4)	—	(9)

Net cash (used in) provided by continuing investing activities	(218)	135	(24)	78	(29)
Net cash used in discontinued investing activities	—	—	(3)	—	(3)

Net cash (used in) provided by investing activities	(218)	135	(27)	78	(32)

Cash Flows From Financing Activities:
Net increase in commercial paper	—	505	—	—	505
Repayment of long-term debt	—	(700)	—	—	(700)
Proceeds from long-term debt	—	100	—	—	100
Repurchase of common shares	(232)	—	—	—	(232)
Payment of common dividends	(70)	—	—	—	(70)
Proceeds from exercise of share options	19	—	—	—	19
Changes in parent company equity	303	37	(340)	—	—
Loan borrowing from parent	—	—	78	(78)	—
Other	—	—	(6)	—	(6)

Net cash provided by (used in) continuing financing activities	20	(58)	(268)	(78)	(384)
Net cash used in discontinued financing activities	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	20	(58)	(274)	(78)	(390)

Effect of currency translation on cash	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	1	—	(24)	—	(23)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	3	—	3
Cash and cash equivalents at beginning of period	2	—	940	—	942

Cash and cash equivalents at end of period	$3	$—	$919	$—	$922

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Forward-Looking Information" and "Part II. Item 1A. Risk Factors."

        Our Condensed Consolidated Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Swiss Continuation

        On January 14, 2009, we announced that our board of directors unanimously approved a proposed change of our place of incorporation from Bermuda to Switzerland (the "Swiss Continuation"). At a Special General Meeting, shareholders will be asked to vote in favor of the change of our place of incorporation, an increase in our registered share capital (par value of common shares), and a number of related Swiss organizational matters. If these matters are approved, and subject to the satisfaction of certain other conditions, we intend to implement the change as soon as practicable.

        If the Swiss Continuation is implemented, we will at all times continue to exist as the same company but will discontinue our Bermuda status and continue our corporate existence in Switzerland. We do not anticipate any material change in our operations or financial results as a result of the change in place of incorporation.

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

        We have an established worldwide manufacturing presence with facilities in over 25 countries, and we operate in approximately 50 countries and territories. Our direct sales force, supported by nearly 8,000 engineers, serves customers in over 150 countries. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Raw material price increases.  We purchase approximately 165 million pounds of copper and approximately 180,000 troy ounces of gold annually. During the periods shown, the price of gold, as well as the prices of certain other raw materials, has been volatile and increased. Copper prices remain high relative to historic levels but have declined over the past year. The following table sets forth the average prices related to our most significant raw materials, copper and gold, during the periods presented:

		For the Quarters Ended
	Measure	December 26, 2008	December 28, 2007
Copper	Lb.	$2.77	$3.35
Gold	Troy oz.	804	784
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

Economic Conditions

        Current instability in the worldwide financial markets, including volatility in and disruption of the credit markets, has resulted in uncertain economic conditions along with significant volatility in raw material costs and currency markets. Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. As a result of recent economic trends, we experienced a 21% decrease in net sales in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. We also anticipate a decrease in net sales in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, primarily as a result of slowing demand in the consumer related end markets served by our Electronic Components segment. This decline reflects both a decline in the end market demand as well as inventory reductions in the supply chain. The decline in net sales coupled with anticipated unfavorable factory cost absorption will result in lower operating income in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

        We are monitoring the current environment and its potential effects on our customers and on the end markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. (See further discussion in "Liquidity and Capital Resources—Capitalization.").

        We test goodwill allocated to reporting units for impairment at least annually, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value exceeds its fair value. We previously tested goodwill for impairment in the fourth quarter of fiscal 2008 as part of the annual impairment testing procedures. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill. As discussed above, during the quarter ended December 26, 2008, global economic conditions have negatively affected our business and operating results, primarily as a result of slowing demand in the consumer related end markets served by our Electronic Components segment. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

Discontinued Operations

        There were no results related to discontinued operations in the first quarter of fiscal 2009 as compared to income from discontinued operations of $81 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we received additional proceeds related to working capital of $23 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008. The proceeds received in both of these transactions are subject to final working capital adjustments. In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, and Power Systems businesses have been included in discontinued operations in fiscal 2008 in our Condensed Consolidated Financial Statements. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. The Power Systems business was a component of the Other segment, which was subsequently renamed the Undersea Telecommunications segment. See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Divestitures and Manufacturing Simplification

        As part of our strategy, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made strategic divestitures in the past and expect that we may make additional divestitures in the future. Some of these divestitures may have a material impact on our Condensed Consolidated Financial Statements.

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry. In connection with our manufacturing rationalization plan, we expect to incur total restructuring charges of at least $200 million in fiscal 2009 through 2010.

State of New York Contract

        On September 19, 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit.

        In response to the State's actions, on January 16, 2009, we served a Notice of Intention to File a Claim on the New York State Attorney General's office, asserting potential claims for breach of contract and other causes of action based on the State's termination of the contract and draw down of the $50 million letter of credit. We also notified the State by letter dated January 22, 2009 that the State's termination constituted a material breach of the contract.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory in the Condensed Consolidated Balance Sheets. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations. We have not recognized any revenue related to the lease contract.

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

Results of Operations

Consolidated Operations

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended
	December 26, 2008		December 28, 2007
	($ in millions)
Net sales	$2,809	100.0%	$3,558	100.0%
Cost of sales	2,255	80.3	2,666	74.9
Gross income	554	19.7	892	25.1
Selling, general, and administrative expenses	489	17.4	399	11.2
Litigation settlement	9	0.3	—	—
Restructuring and other charges, net	77	2.7	21	0.6
(Loss) income from operations	(21)	(0.7)	472	13.3
Interest income	6	0.2	10	0.3
Interest expense	(42)	(1.5)	(50)	(1.4)
Other (expense) income, net	(1)	—	592	16.6
(Loss) income from continuing operations before income taxes and minority interest	(58)	(2.1)	1,024	28.8
Income tax benefit (expense)	23	0.8	(155)	(4.4)
(Loss) income from continuing operations	(37)	(1.3)	868	24.4
Income from discontinued operations, net of income taxes	—	—	81	2.3
Net (loss) income	$(37)	(1.3)%	$949	26.7%

        Net Sales.    Net sales decreased $749 million, or 21.1%, to $2,809 million in the first quarter of fiscal 2009 from $3,558 million in the first quarter of fiscal 2008. On an organic basis, net sales decreased 17.7% in the first quarter of fiscal 2009 primarily as a result of declines in our Electronic Components segment. Price erosion adversely affected net sales by $42 million and $53 million in the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $120 million, or 3.4%, in the first quarter of fiscal 2009. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Americas(1)	39%	36%
Europe/Middle East/Africa (EMEA)	33	36
Asia-Pacific	28	28

Total	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 by geographic region:

	Change in Net Sales for the Quarter Ended December 26, 2008 versus Net Sales for the Quarter Ended December 28, 2007
	Organic(1)		Translation(2)	Total
	($ in millions)
Americas(3)	$(149)	(11.8)%	$(28)	$(177)	(14.0)%
Europe/Middle East/Africa	(250)	(19.5)	(99)	(349)	(27.2)
Asia-Pacific	(230)	(22.8)	7	(223)	(22.1)

Total	$(629)	(17.7)%	$(120)	$(749)	(21.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Electronic Components	71%	74%
Network Solutions	16	14
Undersea Telecommunications	10	9
Wireless Systems	3	3

Total	100%	100%

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 by segment:

	Change in Net Sales for the Quarter Ended December 26, 2008 versus Net Sales for the Quarter Ended December 28, 2007
	Organic(1)		Translation(2)	Total
	($ in millions)
Electronic Components	$(573)	(21.7)%	$(75)	$(648)	(24.5)%
Network Solutions	(11)	(2.2)	(45)	(56)	(10.9)
Undersea Telecommunications	(49)	(15.7)	—	(49)	(15.6)
Wireless Systems	4	4.6	—	4	4.3

Total	$(629)	(17.7)%	$(120)	$(749)	(21.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Income.    Gross income decreased by $338 million and gross income as a percentage of net sales decreased by 540 basis points in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of the sales declines in our Electronic Components segment. In addition, in the first quarter of fiscal 2009, we recorded an impairment charge of $61 million related to the State of New York contract.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $90 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 and, as a percentage of net sales, increased to 17.4% in the first quarter of fiscal 2009 as compared to 11.2% in the first quarter of fiscal 2008. First quarter fiscal 2009 results included charges of $50 million related to the State of New York contract and a net loss of approximately $50 million which was primarily associated with hedges of certain anticipated future transactions and resulted primarily from the devaluation of certain eastern European currencies. All other selling, general, and administrative expenses declined by $10 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 but, as a percentage of net sales, increased by 260 basis points due to the decrease in sales volume.

        Litigation Settlement.    In the first quarter of fiscal 2009, we recorded a net charge of $9 million related to legacy securities litigation. Charges of $6 million, for which no tax benefits were available, were recorded in connection with Tyco International's settlement of previously disclosed securities litigation captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. for $16 million and $2 million, respectively. In addition, in connection with Tyco International's settlement of securities litigation with the Commonwealth of Massachusetts Pension Reserves Investment Management Board for $11 million, we recorded a charge of $3 million, for which no tax benefit was available. These charges represent our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement.

        See "Part II. Item 1. Legal Proceedings" and Note 13 to the Condensed Consolidated Financial Statements for further information regarding the class action settlement and the settlement of legacy securities litigation.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $77 million in the first quarter of fiscal 2009 as compared to $21 million in the first quarter of fiscal 2008. Total charges, including amounts reflected in cost of sales, were $78 million in the first quarter of fiscal 2009. Increases resulted from new actions initiated in fiscal 2009 to reduce costs in response to market conditions and primarily related to headcount reductions in the Electronic Components and Network Solutions segments. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        (Loss) Income from Operations.    Loss from operations was $21 million, or -0.7% of net sales, in the first quarter of fiscal 2009 as compared to $472 million, or 13.3% of net sales, in the first quarter of fiscal 2008. Restructuring costs and legacy litigation expenses in the first quarter of fiscal 2009 were $78 million and $9 million, respectively. In addition, first quarter fiscal 2009 results included charges of $111 million related to the State of New York contract and a net loss of approximately $50 million which was primarily associated with hedges of certain anticipated future transactions and resulted primarily from the devaluation of certain eastern European currencies. In the first quarter of fiscal 2008, restructuring costs were $21 million. Excluding these items, the sales decline drove the decrease in (loss) income from operations.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	($ in millions)
Net sales	$1,992	$2,640
Income from operations	$12	$352
Operating margin	0.6%	13.3%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Automotive	35%	41%
Communications	10	9
Computer	9	10
Industrial	7	6
Appliance	5	5
Aerospace and Defense	4	3
Consumer Electronics	2	2
Other	28	24

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 26, 2008 versus Net Sales for the Quarter Ended December 28, 2007
	Organic(2)		Translation(3)	Total
	($ in millions)
Automotive	$(330)	(30.7)%	$(50)	$(380)	(35.4)%
Communications	(45)	(18.6)	(4)	(49)	(20.2)
Computer	(79)	(30.0)	1	(78)	(29.7)
Industrial	(15)	(8.7)	—	(15)	(9.1)
Appliance	(27)	(22.0)	(3)	(30)	(24.2)
Aerospace and Defense	1	0.8	(5)	(4)	(4.4)
Consumer Electronics	(9)	(18.2)	1	(8)	(15.7)
Other	(69)	(10.9)	(15)	(84)	(13.3)

Total	$(573)	(21.7)%	$(75)	$(648)	(24.5)%

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

        In the first quarter of fiscal 2009, Electronic Components' net sales decreased $648 million, or 24.5%, to $1,992 million from $2,640 million in the first quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $75 million, or 2.8%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Organic net sales decreased 21.7% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily due to declines in volume.

        In the automotive market, our organic net sales decline of 30.7% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 resulted from declines of 36.1% in the EMEA region, 22.2% in the Asia-Pacific region, and 33.0% in the North America region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. Our organic net sales decrease of 18.6% in the communications market in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was driven by a 33.7% decline in our sales of interconnect components to mobile phone manufacturers resulting from reduced demand for higher-end phones and inventory corrections in the supply chain. In the computer market, our organic net sales decline of 30.0% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 resulted from general market weakness as well as a strategic decision to be more selective in the new projects in which we participate. Our organic net sales decreased 22.0% in the appliance market in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to reduced consumer demand and weak housing starts. Our organic sales decreased 8.7% in the industrial market in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as the 19.4% increase in global demand for products in the solar and oil and gas markets was more than offset by reduced demand for factory automation and other industrial equipment produced in EMEA and Japan.

        Electronic Components' operating income decreased $340 million to $12 million in the first quarter of fiscal 2009 from $352 million in the first quarter of fiscal 2008. The decline resulted from the sales decline, a net foreign currency loss of approximately $50 million which was primarily associated with hedges of certain anticipated future transactions and resulted primarily from the devaluation of certain eastern European currencies, and increased restructuring costs of $41 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

        Beginning with the second quarter of fiscal 2009, due to changes in the organization, we will report the results of our newly-formed Specialty Products Group as a separate reporting segment. This new segment will be comprised of the medical products, circuit protection, ELO TouchSystems, and aerospace, defense, and marine businesses. These businesses are currently reported in the Electronics Components segment.

  Network Solutions

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	($ in millions)
Net sales	$456	$512
Income from operations	$45	$69
Operating margin	9.9%	13.5%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2008	December 28, 2007
Energy	47%	44%
Building Networks	23	24
Communication Service Provider	22	23
Other	8	9

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 26, 2008 versus Net Sales for the Quarter Ended December 28, 2007
	Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$7	3.2%	$(22)	$(15)	(6.6)%
Building Networks	(6)	(5.4)	(8)	(14)	(11.7)
Communication Service Provider	(6)	(4.8)	(13)	(19)	(16.0)
Other	(6)	(13.8)	(2)	(8)	(17.4)

Total	$(11)	(2.2)%	$(45)	$(56)	(10.9)%

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

        In the first quarter of fiscal 2009, Network Solutions' net sales decreased $56 million, or 10.9%, to $456 million from $512 million in the first quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $45 million, or 8.7%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Organic net sales decreased $11 million, or 2.2%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

        In the energy industry end market, our organic net sales growth of 3.2% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008 was primarily attributable to growth in North America and Asia. In North America, growth resulted from the upgrade of aging grids and the demand for alternate energy sources. In Asia, growth was due to the build-out of energy infrastructure in emerging markets. Our organic net sales in the building networks market decreased 5.4% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 largely due to global declines in commercial construction. In the communication service provider market, our organic net sales decline of 4.8% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 reflects decreased spending levels at certain U.S. carriers and a general slowing of capital spending of telecommunications companies.

        Network Solutions' operating income decreased $24 million to $45 million in the first quarter of fiscal 2009 from $69 million in the first quarter of fiscal 2008. The operating income decrease resulted from decreases in sales and productivity levels and increased restructuring costs of $14 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

  Undersea Telecommunications

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	($ in millions)
Net sales	$265	$314
Income from operations	$38	$43
Operating margin	14.3%	13.7%

        Undersea Telecommunications' net sales decreased $49 million, or 15.6%, to $265 million in the first quarter of fiscal 2009 from $314 million in the first quarter of fiscal 2008. Undersea Telecommunications' organic net sales decreased 15.7%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to the completion, in fiscal 2008, of a transoceanic system that connects the U.S. and China.

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

        Undersea Telecommunications' operating income decreased $5 million to $38 million in the first quarter of fiscal 2009 from $43 million in the first quarter of fiscal 2008. Increased restructuring costs of $2 million and the decrease in income from the transoceanic system were offset with favorable project mix in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

  Wireless Systems

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	($ in millions)
Net sales	$96	$92
(Loss) income from operations	$(107)	$8
Operating margin	(111.5)%	8.7%

        Wireless Systems' net sales increased $4 million, or 4.3%, to $96 million in the first quarter of fiscal 2009 from $92 million in the first quarter of fiscal 2008. Foreign currency exchange rates had a minimal impact on net sales. Organic net sales growth of 4.6% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008 resulted primarily from the continued migration from analog to digital systems.

        Wireless Systems' operating results decreased $115 million to a loss of $107 million in the first quarter of fiscal 2009 as compared to income of $8 million in the first quarter of fiscal 2008. As discussed above, first quarter fiscal 2009 results included charges of $111 million related to the State of New York contract. Excluding these charges, the remaining decrease was primarily the result of unfavorable program mix in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $36 million in the first quarter of fiscal 2009 as compared to $40 million in the first quarter of fiscal 2008. The decrease of $4 million, or 10.0%, in the first quarter of fiscal 2009 from the first quarter of fiscal 2008 was driven by lower average debt levels and lower average interest rates.

  Other (Expense) Income, Net

        In the quarter ended December 26, 2008, we recorded net other expense of $1 million primarily consisting of $3 million of unrealized losses on rabbi trust assets and $2 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the quarter ended December 28, 2007, we recorded other income of $592 million, pursuant to the Tax Sharing Agreement, of which $572 million related to certain incremental tax liabilities recorded by us upon the initial adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

  Income Taxes

        Our effective income tax rate was 39.7% and 15.1% for the quarters ended December 26, 2008 and December 28, 2007, respectively. The effective rate for the first quarter of fiscal 2009 reflects certain tax benefits associated with a pre-tax charge of $111 million recorded in connection with the State of New York contract as well as the tax impacts related to approximately $50 million of net losses associated with hedges of certain anticipated future transactions that were primarily realized in lower tax rate jurisdictions. In addition, the effective rate for the first quarter of fiscal 2009 reflects tax benefits recognized in connection with expected additional fiscal 2009 profitability in certain entities operating in lower tax rate jurisdictions as well as the favorable resolution of an uncertain tax position in the period. The effective tax rate for the first quarter of fiscal 2008 includes the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided. In addition, the effective tax rate in the first quarter fiscal of 2008 was favorably impacted by a decrease in non-U.S. valuation allowances.

  Income from Discontinued Operations, Net of Income Taxes

        There were no results related to discontinued operations in the first quarter of fiscal 2009 as compared to income from discontinued operations of $81 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

 Liquidity and Capital Resources

        The following table summarizes the sources and uses of our cash flow from continuing operating activities:

	For the Quarters Ended
	December 26, 2008	December 28, 2007
	(in millions)
(Loss) income from operations	$(21)	$472
Depreciation and amortization	132	134
Deferred income taxes	(110)	42
Provisions for losses on accounts receivable and inventory	91	8
Other, net	25	55
Changes in assets and liabilities, net	(71)	(129)
Interest income	6	10
Interest expense	(42)	(50)
Income tax benefit (expense)	23	(155)

Net cash provided by continuing operating activities	$33	$387

Other cash flow items:
Capital expenditures	$(116)	$(126)
Proceeds from divestiture of businesses	23	102
Payment of common dividends	(74)	(70)
Repurchase of common shares	(152)	(232)

        Net cash provided by continuing operating activities decreased to $33 million in the first quarter of fiscal 2009 from $387 million in the first quarter of fiscal 2008. The decrease resulted primarily from lower income levels.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $10 million in the first quarter of fiscal 2009 to $116 million as compared to $126 million in the first quarter of fiscal 2008. We expect fiscal 2009 capital spending levels to be lower than fiscal 2008 levels.

        In the first quarter of fiscal 2009, we received additional proceeds related to working capital of $23 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business.

        The amount of income taxes paid, net of refunds, during the first quarter of fiscal 2009 and 2008, was $64 million and $81 million, respectively. Refunds received in the first quarter of fiscal 2009 included $15 million which was remitted to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

Capitalization

        Total debt at December 26, 2008 and September 26, 2008 was $3,019 million and $3,181 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding debt.

        Our five-year unsecured senior revolving credit facility ("Credit Facility") contains a financial ratio covenant that limits our ratio of Consolidated Total Debt (as defined in the Credit Facility) to

Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters to no more than 3.5 to 1.0. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 26, 2008, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In December 2008, our board of directors declared a regular quarterly cash dividend of $0.16 per common share to be paid on February 3, 2009. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that the board of directors may deem relevant.

        During the first quarter of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million. We also settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 43 million shares for $1,394 million.

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and our ability to access the capital markets, money markets, or other sources of financing, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding are sufficient to meet our anticipated capital needs for the foreseeable future. Although we have been able to issue commercial paper in the past, to the extent that the market instability causes further interruptions in the commercial paper market or a negative change in our credit rating increases the cost or limits our ability to issue commercial paper in the future, we may, if additional funding is needed, elect to increase borrowing under our five-year unsecured senior revolving credit facility. Current economic conditions have negatively impacted cash generated from operations; however, we continue to believe that actions taken by management to reduce costs and working capital, along with other sources of liquidity, will enable us to meet our future capital needs. There can be no assurance, however, that the cost or availability of future financing will not be impacted by continued financial market instability. We will continue to monitor financial markets, to respond as necessary to changing conditions.

Backlog

        At December 26, 2008, we had a backlog of unfilled orders of $3,329 million compared to a backlog of $3,473 million at September 26, 2008. Backlog by reportable segment was as follows:

	December 26, 2008	September 26, 2008
	(in millions)
Electronic Components	$1,418	$1,655
Network Solutions	309	339
Undersea Telecommunications	1,277	1,128
Wireless Systems(1)	325	351

Total	$3,329	$3,473

    (1)
    Includes $50 million related to the Wireless Systems segment's contract with the State of New York at September 26, 2008. Such amounts were not included in backlog at December 26, 2008. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract.

Commitments and Contingencies

        At December 26, 2008, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. A liability for this contingency has not been recorded in our Condensed Consolidated Financial Statements as the amount of this contingency currently is not estimable.

Income Tax Matters

        In prior years, in connection with Internal Revenue Service ("IRS") audits of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, in the Condensed Consolidated Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded in our Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In addition, in fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and our subsidiaries. As our tax return positions continue to be updated, additional adjustments may be identified and recorded in the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the Separation.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part II. Item 1. Legal Proceedings" and Note 13 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

        The settlement did not resolve all securities cases, and several remain outstanding, including opt-out cases from the class action settlement. In addition, the settlement did not resolve claims arising under ERISA and the lawsuits arising thereunder. See "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and "Part II. Item 1. Legal Proceedings" of this report for additional information about these proceedings. If the unresolved securities proceedings, including the opt-out cases noted above, were to be determined adversely to Tyco International, our share of any additional potential losses, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, and cash flows.

Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle the action entitled Hess v. Tyco International Ltd., et al. brought against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International. The settlement agreement provided that Tyco International make a payment of $16 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, we recorded a charge of approximately $5 million, for which no tax benefit was available.

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle an action entitled Sciallo v. Tyco International Ltd., et al. brought against Tyco International and certain former Tyco International directors and executives. The settlement agreement provided that Tyco International make a payment of $2 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, we recorded a charge of approximately $1 million, for which no tax benefit was available.

        In December 2008, we, Tyco International, and Covidien entered into a settlement agreement with the Commonwealth of Massachusetts Pension Reserves Investment Management Board (the "Massachusetts Pension Board") in connection with claims against Tyco International for which the Massachusetts Pension Board had opted out of the class action settlement described above. The settlement agreement and release provided that Tyco International make a payment of $11 million to the Massachusetts Pension Board, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. In the first quarter of fiscal 2009, we recorded a charge of $3 million, for which no tax benefit was available. The charge represents our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement.

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

        At December 26, 2008, we had outstanding letters of credit and letters of guarantee in the amount of $324 million, of which $50 million was related to our contract with the State of New York. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 13 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the charges related to the lease contract with the State of New York discussed below, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        As disclosed in Note 3 to the Condensed Consolidated Financial Statements, in January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on our results of operations, financial position, and cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheet at December 26, 2008 and September 26, 2008. See Notes 10 and 13 to the Condensed Consolidated Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the quarter ended December 26, 2008, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In January 2009, the FASB issued FASB Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." FSP No. EITF 99-20-1 provides guidance for determining whether other-than-temporary impairments with respect to purchased beneficial interests have occurred. We adopted FSP No. EITF 99-20-1 in the first quarter of fiscal 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

        In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP No. FAS 140-4 and FIN 46(R)-8 enhances disclosure regarding the transfer of financial assets and the use of variable interest entities. We adopted FSP No. FAS 140-4 and FIN 46(R)-8 in the first quarter of fiscal 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

        In June 2007, the FASB issued EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on non-vested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to our excess tax benefit pool, as defined under Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." We adopted EITF 06-11 in the first quarter of fiscal 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

        In March 2007, the FASB issued EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." We adopted EITF 06-10 in the first quarter of fiscal 2009. Accordingly, we recognized accrued and other current liabilities of $1 million and other liabilities of $4 million on our Condensed Consolidated Balance Sheet at the beginning of the first quarter of fiscal 2009 with a corresponding decrease in the opening balance of accumulated earnings of $5 million.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. We adopted SFAS No. 159 in the first quarter of fiscal 2009. We did not elect to value any existing assets or liabilities at fair value upon adoption, nor did it apply the fair value option to any eligible assets acquired or liabilities incurred during the quarter. See Note 14 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 was effective for and adopted by us in the first quarter of fiscal 2009. We will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 14 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

Recently Issued Accounting Pronouncements

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for us in the fourth quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 132(R)-1 will have on our Condensed Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. We plan to adopt SFAS No. 161 in the second quarter of fiscal 2009. The adoption of SFAS No. 161 will not have a material impact on our Condensed Consolidated Financial Statements.

Forward-Looking Information

        Certain statements in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this quarterly report on Form 10-Q except as required by law.

        The following risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and "Part II. Item 1A. Risk Factors" of this report, and in Tyco Electronics' Registration Statement on Form S-4 relating to the Swiss Continuation, could also cause our results to differ materially from those expressed in forward-looking statements:

  •
  Current and future conditions in the global economy and global capital and credit markets;

  •
  Conditions affecting demand for products in the industries we serve, particularly the automotive industry and the telecommunications, computer, and consumer electronics industries;

  •
  Competition and pricing pressure;

  •
  Market acceptance of new product introductions and product innovations and product life cycles;

  •
  Consolidation of customers and vendors;

  •
  Raw material availability, quality, and cost;

  •
  Fluctuations in foreign currency exchange rates;

  •
  Divestitures of businesses or product lines;

  •
  Declines in the market value of our pension plans' investment portfolios;

  •
  Reliance on third party suppliers;

  •
  Our ability to attract and retain highly qualified personnel;

  •
  Our ability to remediate the material weakness in our internal control over financial reporting relating to accounting for income taxes;

  •
  Risks of political, economic, and military instability in countries outside the U.S.;

  •
  Risks related to compliance with current and future environmental and other laws and regulations;

  •
  Our ability to protect our intellectual property rights;

  •
  Risks of litigation;

  •
  Our ability to operate within the limitations imposed by our debt instruments;

  •
  The cost and success of future acquisitions;

  •
  Risks relating to our separation on June 29, 2007 from Tyco International Ltd.;

  •
  The possible effects on us of pending and future legislation in the United States that may limit or eliminate potential U.S. tax benefits resulting from our incorporation in Bermuda, or deny U.S. government contracts to us based upon our incorporation in Bermuda;

  •
  The impact of fluctuations in the market price of our shares;

  •
  The impact of certain provisions of our Bye-laws on unsolicited takeover proposals; and

  •
  Risk that the Swiss Continuation, which is subject to shareholder approval and other conditions, will not be completed.

        There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market rate risk during the first quarter of fiscal 2009, except the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

  Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forward and swap contracts. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and other cash transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. dollar from the December 26, 2008 market rates would decrease the unrealized value of our forward contracts by $6 million, while a 10% depreciation of the U.S. dollar would increase the unrealized value of our forward contracts by $8 million. A 10% appreciation of the U.S. dollar from the September 26, 2008 market rates would increase the unrealized value of our forward contracts by $95 million, while a 10% depreciation of the U.S. dollar would decrease the unrealized value of our forward contracts by $116 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

  Interest Rate Exposures

        We issue debt, from time to time, in capital and money markets to fund our operations. Such borrowings can result in interest rate and/or currency exposure. To manage these exposures and to minimize overall interest cost, we have used and may in the future use interest rate swaps to convert a portion of the fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of the variable rate debt into fixed-rate debt (cash flow hedges). During the first quarter of fiscal 2009, we terminated interest rate swaps designated as fair value hedges on $300 million principal amount of our 6.55% senior notes and $200 million principal amount of our 6.00% senior notes that had been outstanding as of September 26, 2008. See Note 12 for additional information on the termination of the interest rate swaps. Based on our floating rate debt balances of $438 million and $1,147 million at December 26, 2008 and September 26, 2008, respectively, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $2 million and $6 million at December 26, 2008 and September 26, 2008, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 26, 2008. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        As discussed in "Part II. Item 9A. Controls and Procedures" in our Form 10-K/A for the fiscal year ended September 26, 2008, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes in our Information Statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. As a result of this material weakness, which was not remediated as of December 26, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 26, 2008.

Remediation Plan

        During fiscal 2008, we enhanced our tax accounting resources and capabilities to remediate the material weakness indicated above and implemented new control processes and procedures. Improvements to our control processes included the following:

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 26, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

State of New York Contract

        On September 19, 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit.

        In response to the State's actions, on January 16, 2009, we served a Notice of Intention to File a Claim on the New York State Attorney General's office, asserting potential claims for breach of contract and other causes of action based on the State's termination of the contract and draw down of the $50 million letter of credit. We also notified the State by letter dated January 22, 2009 that the State's termination constituted a material breach of the contract.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory in the Condensed Consolidated Balance Sheets. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations. We have not recognized any revenue related to the lease contract.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 other than the addition of the risk factor set forth below. The risk factors disclosed in our Annual Report on Form 10-K/A, as updated below, in addition to the other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

  Recognition of impairment charges for our goodwill could negatively affect our results of operations.

        We test goodwill allocated to reporting units for impairment at least annually, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value exceeds its fair value. We previously tested goodwill for impairment in the fourth quarter of fiscal 2008 as part of the annual impairment testing procedures. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        Goodwill resides in three of our four segments, with the largest allocation residing in Electronic Components. The Electronic Components segment has been significantly impacted by current economic conditions, specifically related to end markets that serve the consumer. The two largest reporting units in the Electronics Components segment serve these consumer related end markets and have an aggregate goodwill balance of $4,863 million.

        Given current economic conditions, we performed a sensitivity analysis of the estimated fair value of its reporting units using the income approach. Key assumptions used in the income approach include, but are not limited to, expected cash flows from the reporting unit operations and the weighted average cost of capital utilized for discounting such cash flow estimates.

        As a result of the sensitivity analysis, we determined that there was no goodwill impairment as of December 26, 2008. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        Under the Separation and Distribution Agreement among Tyco International, Covidien, and Tyco Electronics, we may be required from time to time to issue common shares upon the conversion of convertible notes of Tyco International that were outstanding at the time of the Separation. During the fiscal quarter ended December 26, 2008, we issued 16,090 unregistered common shares upon the conversion of Tyco International convertible notes.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended December 26, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 27—October 24, 2008	4,578,358	$21.83	4,508,577	$631,376,298
October 25—November 28, 2008	1,403,952	17.80	1,377,100	606,379,371
November 29—December 26, 2008	1,599	—	—	606,379,371

Total	5,983,909	$20.88	5,885,677	$606,379,371

(1)
This column includes the following transactions which occurred during the fiscal quarter ended December 26, 2008:

(i)
the acquisition of 98,232 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans; and

(ii)
the purchase of 5,885,677 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
Our $2.0 billion share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

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
Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: February 3, 2009