Form 10-Q
period 2009-03-27
Tyco Electronics Ltd.
filed 2009-05-04
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of common shares outstanding as of April 29, 2009 was 458,060,320.

 TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions, except per share data)
Net sales	$2,456	$3,662	$5,265	$7,220
Cost of sales	2,016	2,692	4,271	5,358

Gross income	440	970	994	1,862
Selling, general, and administrative expenses	362	421	851	820
Pre-Separation litigation charges, net	135	23	144	23
Restructuring and other charges, net	198	25	275	46
Impairment of goodwill	3,547	—	3,547	—

(Loss) income from operations	(3,802)	501	(3,823)	973
Interest income	3	9	9	19
Interest expense	(40)	(49)	(82)	(99)
Other income, net	3	13	2	605

(Loss) income from continuing operations before income taxes and minority interest	(3,836)	474	(3,894)	1,498
Income tax benefit (expense)	594	(171)	617	(326)
Minority interest	(1)	(1)	(3)	(2)

(Loss) income from continuing operations	(3,243)	302	(3,280)	1,170
Income (loss) from discontinued operations, net of income taxes	5	(1)	5	80

Net (loss) income	$(3,238)	$301	$(3,275)	$1,250

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(7.08)	$0.62	$(7.15)	$2.38
Income from discontinued operations	0.01	—	0.01	0.17

Net (loss) income	$(7.07)	$0.62	$(7.14)	$2.55

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(7.08)	$0.62	$(7.15)	$2.37
Income from discontinued operations	0.01	—	0.01	0.16

Net (loss) income	$(7.07)	$0.62	$(7.14)	$2.53

Weighted-average number of shares outstanding:
Basic	458	486	459	491
Diluted	458	489	459	494

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 27, 2009	September 26, 2008
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$722	$1,086
Accounts receivable, net of allowance for doubtful accounts of $43 and $42, respectively	1,792	2,726
Inventories	1,989	2,312
Prepaid expenses and other current assets	781	767
Deferred income taxes	203	204

Total current assets	5,487	7,095
Property, plant, and equipment, net	3,284	3,517
Goodwill	3,444	7,068
Intangible assets, net	454	486
Deferred income taxes	2,670	1,915
Receivable from Tyco International Ltd. and Covidien Ltd.	1,223	1,218
Other assets	258	301

Total Assets	$16,820	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1	$20
Accounts payable	901	1,469
Accrued and other current liabilities	1,709	1,596
Deferred revenue	196	247

Total current liabilities	2,807	3,332
Long-term debt	2,914	3,161
Long-term pension and postretirement liabilities	707	721
Deferred income taxes	285	289
Income taxes	2,311	2,291
Other liabilities	716	723

Total Liabilities	9,740	10,517

Commitments and contingencies (Note 13)
Minority interest	9	10
Shareholders' Equity:
Preferred shares, $0.20 par value, 125,000,000 shares authorized; none outstanding	—	—
Common shares, $0.20 par value, 1,000,000,000 shares authorized; 500,264,413 and 500,241,706 issued, respectively	100	100
Capital in excess:
Share premium	61	61
Contributed surplus	10,133	10,106
Accumulated (deficit) earnings	(2,286)	1,141
Treasury shares, at cost, 42,247,476 and 36,904,702 shares, respectively	(1,391)	(1,264)
Accumulated other comprehensive income	454	929

Total Shareholders' Equity	7,071	11,073

Total Liabilities and Shareholders' Equity	$16,820	$21,600

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 27, 2009	March 28, 2008
	(in millions)
Cash Flows From Operating Activities:
Net (loss) income	$(3,275)	$1,250
Income from discontinued operations, net of income taxes	(5)	(80)

(Loss) income from continuing operations	(3,280)	1,170
Adjustments to reconcile net cash provided by (used in) operating activities:
Impairment of goodwill	3,547	—
Tax sharing income	(5)	(605)
Class action settlement	—	(936)
Non-cash restructuring and other charges, net	24	20
Depreciation and amortization	262	271
Deferred income taxes	(719)	127
Provision for losses on accounts receivable and inventory	103	15
Other	38	5
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	827	(71)
Inventories	211	(226)
Inventoried costs on long-term contracts	(63)	(61)
Other current assets	214	26
Accounts payable	(547)	34
Accrued and other current liabilities	(152)	(34)
Income taxes	27	17
Deferred revenue	(52)	147
Long-term pension and postretirement liabilities	16	12
Other	6	19

Net cash provided by (used in) continuing operating activities	457	(70)
Net cash provided by discontinued operating activities	—	17

Net cash provided by (used in) operating activities	457	(53)

Cash Flows From Investing Activities:
Capital expenditures	(211)	(283)
Proceeds from sale of property, plant, and equipment	7	31
Class action settlement escrow	—	936
Proceeds from divestiture of discontinued operations, net of cash retained by businesses sold	29	102
Other	3	(17)

Net cash (used in) provided by continuing investing activities	(172)	769
Net cash used in discontinued investing activities	—	(4)

Net cash (used in) provided by investing activities	(172)	765

Cash Flows From Financing Activities:
Net (decrease) increase in commercial paper	(649)	650
Repayment of long-term debt	(119)	(951)
Proceeds from long-term debt	442	100
Repurchase of common shares	(152)	(592)
Payment of common dividends	(147)	(136)
Proceeds from exercise of share options	—	28
Other	2	(9)

Net cash used in continuing financing activities	(623)	(910)
Net cash used in discontinued financing activities	—	(15)

Net cash used in financing activities	(623)	(925)

Effect of currency translation on cash	(26)	17
Net decrease in cash and cash equivalents	(364)	(196)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	2
Cash and cash equivalents at beginning of period	1,086	942

Cash and cash equivalents at end of period	$722	$748

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), a company organized under the laws of Bermuda, is a leading global provider of engineered electronic components, network solutions, specialty products, undersea telecommunication systems, and wireless systems.

        Effective January 1, 2009, the Company established the Specialty Products Group from its existing businesses. The results of this new organization are reported as a separate reporting segment in this report. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment. See Note 21 for additional information regarding the Company's segments.

  Swiss Continuation

        On January 14, 2009, the Company announced that its board of directors unanimously approved a proposed change of the Company's place of incorporation from Bermuda to Switzerland (the "Swiss Continuation"). At a Special General Meeting on June 22, 2009, shareholders will be asked to vote in favor of the change of the Company's place of incorporation, an increase in the Company's registered share capital (par value of common shares), and a number of related Swiss organizational matters. If these matters are approved, and subject to the satisfaction of certain other conditions, the Company intends to implement the change as soon as practicable.

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

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation (Continued)

information and disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

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

        In December 2008, the FASB issued FSP No. FAS 140-4 and FASB Interpretation No. ("FIN") 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP No. FAS 140-4 and FIN 46(R)-8 enhances disclosure regarding the transfer of financial assets and the use of variable interest entities. The Company adopted FSP No. FAS 140-4 and FIN 46(R)-8 in the first quarter of fiscal 2009. Adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. SFAS No. 161 was effective for and adopted by the Company in the second quarter of fiscal 2009. See Note 12 for the required disclosures related to derivative instruments and hedging activities.

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

  Recently Issued Accounting Pronouncements

        In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in SFAS No. 157. FSP No. FAS 157-4 is effective for the Company in the third quarter of fiscal 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for the Company in the third quarter of fiscal 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP No. FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    Accounting Pronouncements (Continued)

statements. FSP No. FAS 115-2 and FAS 124-2 is effective for the Company in the third quarter of fiscal 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP No. FAS 141(R)-1 addresses initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact that FSP No. FAS 141(R)-1 will have on its results of operations, financial position, or cash flows.

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

3.    State of New York Contract

        On September 19, 2005, the Company was awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, the Company was served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, the Company had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, the Company informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified the Company that, in the State's opinion, the Company had not fully remediated the issues cited by the State and it had determined that the Company was in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by the Company. The funding of the $50 million is reflected as a use of cash in accrued and other current liabilities on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended March 27, 2009. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although the Company disputes that the State has any basis to do so.

        On February 13, 2009, the Company filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On April 8, 2009, the State filed a motion to dismiss all but the breach of contract claim.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    State of New York Contract (Continued)

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. The Company has not recognized any revenue related to the lease contract.

4.    Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during the quarters and six months ended March 27, 2009 and March 28, 2008:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Restructuring and related charges, net	$192	$25	$269	$46
Loss on divestiture	6	—	6	—

	$198	$25	$275	$46

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and six months ended March 27, 2009 and March 28, 2008 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Electronic Components	$160	$15	$202	$30
Network Solutions	7	9	26	14
Specialty Products	11	—	25	—
Undersea Telecommunications	1	2	4	3
Wireless Systems	11	—	11	—

	190	26	268	47
(Charges) credits in cost of sales	2	(1)	1	(1)

Restructuring and related charges, net	$192	$25	$269	$46

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and six months ended March 27, 2009 and March 28, 2008 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Cash charges	$176	$13	$244	$27
Non-cash charges	14	13	24	20

	190	26	268	47
(Charges) credits in cost of sales	2	(1)	1	(1)

Restructuring and related charges, net	$192	$25	$269	$46

  Cash Charges

        Activity in the Company's restructuring reserves during the first six months of fiscal 2009 is summarized as follows:

	Balance at September 26, 2008	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at March 27, 2009
	(in millions)
Fiscal 2009 Actions:
Employee severance	$—	$182	$(48)	$—	$3	$137
Facility exit costs	—	5	—	—	—	5
Other	—	9	(2)	—	—	7

Total	—	196	(50)	—	3	149

Fiscal 2008 Actions:
Employee severance	118	—	(26)	27	(9)	110
Facility exit costs	—	5	(3)	—	(1)	1
Other	2	8	(4)	—	(1)	5

Total	120	13	(33)	27	(11)	116

Pre-Fiscal 2008 Actions:
Employee severance	31	—	(21)	(2)	(3)	5
Facilities exit costs	58	8	(13)	—	(4)	49
Other	2	2	(2)	—	—	2

Total	91	10	(36)	(2)	(7)	56

Total Activity	$211	$219	$(119)	$25	$(15)	$321

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions in the Electronic Components, Specialty Products, Wireless Systems, and Network Solutions

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

segments. In connection with these actions, during the six months ended March 27, 2009, the Company recorded restructuring charges of $196 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $17 million relating to these initiated actions by completion.

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to low-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during the first six months of fiscal 2009, the Company recorded restructuring charges of $40 million, primarily related to employee severance and benefits, including $27 million of changes in estimate associated with the exit of a European manufacturing operation in the Electronic Components segment. During the first six months of fiscal 2008, the Company recorded restructuring charges of $17 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $26 million relating to these initiated actions by completion.

  Pre-Fiscal 2008 Actions

        During the first six months of fiscal 2009 and 2008, the Company recorded restructuring charges of $4 million and $7 million, respectively, related to pre-fiscal 2008 actions. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2010 and to incur additional charges of approximately $1 million relating to these actions by completion.

        Also, during the first six months of fiscal 2009 and 2008, the Company recorded restructuring charges of $4 million and $3 million, respectively, primarily relating to interest accretion on restructuring reserves for activities announced in prior fiscal years.

  Non-Cash Charges

        During the first six months of fiscal 2009 and 2008, the Company recorded non-cash charges of $24 million and $20 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Restructuring and Other Charges, Net (Continued)

  Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	March 27, 2009	September 26, 2008
	(in millions)
Electronic Components	$225	$120
Network Solutions	25	33
Specialty Products	15	3
Undersea Telecommunications	47	54
Wireless Systems	9	1

Restructuring reserves	$321	$211

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	March 27, 2009	September 26, 2008
	(in millions)
Accrued and other current liabilities	$241	$131
Other liabilities	80	80

Restructuring reserves	$321	$211

Divestiture

        During the second quarter of fiscal 2009, the Company completed the sale of the Battery Systems business which was part of the Electronic Components segment for $25 million and recorded a pre-tax loss on the sale of $6 million. After working capital adjustments, total cash proceeds are expected to be $14 million, of which $6 million was received in the second quarter of fiscal 2009. The proceeds are subject to a final working capital adjustment. The Company has presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality.

5.    Discontinued Operations

        In the second quarter of fiscal 2009, the Company recorded an additional pre-tax gain on sale of discontinued operations of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred during the fourth quarter of fiscal 2008. The total pre-tax gain on the sale of the Radio Frequency Components and Subsystem business and Automotive Radar Sensors business was $187 million and $32 million, respectively.

        During the six months ended March 27, 2009, the Company received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The Company's Condensed

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.    Discontinued Operations (Continued)

Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

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

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes for the quarters and six months ended March 27, 2009 and March 28, 2008:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Net sales	$—	$114	$—	$348

Pre-tax income (loss) from discontinued operations	$—	$3	$—	$(4)
Pre-tax gain on sale of discontinued operations	4	—	4	56
Income tax benefit (provision)	1	(4)	1	28

Income (loss) from discontinued operations, net of income taxes	$5	$(1)	$5	$80

        See Note 22 for additional information regarding discontinued operations.

6.    Inventories

        Inventories consisted of the following:

	March 27, 2009	September 26, 2008
	(in millions)
Raw materials	$307	$402
Work in progress	537	698
Inventoried costs on long-term contracts	289	228
Finished goods	856	984

Inventories	$1,989	$2,312

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Specialty Products	Wireless Systems	Total
	(in millions)
Balance at September 26, 2008	$4,890	$849	$1,010	$319	$7,068
Divestiture of the Battery Systems business	(14)	—	—	—	(14)
Impairment	(3,435)	—	(112)	—	(3,547)
Currency translation	(46)	(8)	(9)	—	(63)

Balance at March 27, 2009	$1,395	$841	$889	$319	$3,444

        The Company tests goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. Due to further declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, the Company determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, the Company determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which the Company determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively. As a result of the partial impairment charges, the Communications and Industrial Solutions and Circuit Protection reporting units have remaining goodwill allocations of $1,335 million and $120 million, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	March 27, 2009				September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$788	$(347)	$441	24 years	$815	$(342)	$473	24 years
Other	17	(4)	13	49 years	16	(3)	13	49 years

Total	$805	$(351)	$454	24 years	$831	$(345)	$486	24 years

        Intangible asset amortization expense, which is recorded in selling, general, and administrative expenses, was $9 million and $9 million for the quarters ended March 27, 2009 and March 28, 2008, respectively, and $17 million and $18 million for the six months ended March 27, 2009 and March 28, 2008, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2009	$17
Fiscal 2010	33
Fiscal 2011	32
Fiscal 2012	31
Fiscal 2013	31
Fiscal 2014	31
Thereafter	279

$454

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Debt

        Debt was as follows:

	March 27, 2009	September 26, 2008
	(in millions)
6.00% senior notes due 2012	$813	$800
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	796	753
7.125% senior notes due 2037	498	498
Unsecured senior revolving credit facility	342	—
Commercial paper, at an average interest rate of 4.01% at September 26, 2008	—	647
Other	166	183

Total debt	2,915	3,181
Less current portion(1)	1	20

Long-term debt	$2,914	$3,161

    (1)
    The current portion of long-term debt at March 27, 2009 and September 26, 2008 was comprised of amounts shown as other.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In the quarter ended March 27, 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million.

        The Credit Facility contains a financial ratio covenant that requires the Company to limit its ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters to no more than 3.5 to 1.0. The Credit Facility and the Company's other debt agreements contain other customary covenants.

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

        The fair value of the Company's debt was approximately $2,220 million and $3,115 million at March 27, 2009 and September 26, 2008, respectively.

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

        At March 27, 2009 and September 26, 2008, the Company had a FIN 45 liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million which was reflected in other liabilities on the Condensed Consolidated Balance Sheets.

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

        At March 27, 2009, the Company had outstanding letters of credit and letters of guarantee in the amount of $332 million, of which $50 million was related to its contract with the State of New York. See Note 3 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Guarantees (Continued)

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and six months ended March 27, 2009 and March 28, 2008 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Balance at beginning of period	$32	$24	$30	$23
Warranties issued	2	2	4	3
Warranty expirations and changes in estimate	4	1	5	2
Settlements	(1)	(1)	(2)	(2)

Balance at end of period	$37	$26	$37	$26

11.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended March 27, 2009 and March 28, 2008 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Service cost	$1	$2	$14	$15	$—	$—
Interest cost	15	14	22	20	—	1
Expected return on plan assets	(16)	(18)	(16)	(18)	—	—
Amortization of net actuarial loss	4	1	4	2	—	—
Curtailment/settlement loss (gain)	—	—	1	(1)	—	—

Net periodic benefit cost (credit)	$4	$(1)	$25	$18	$—	$1

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Retirement Plans (Continued)

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the six months ended March 27, 2009 and March 28, 2008 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Service cost	$3	$3	$29	$30	$—	$—
Interest cost	29	28	44	40	1	2
Expected return on plan assets	(31)	(37)	(32)	(36)	—	—
Amortization of net actuarial loss	8	3	7	4	—	—
Curtailment/settlement gain	—	—	—	(2)	—	—

Net periodic benefit cost (credit)	$9	$(3)	$48	$36	$1	$2

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2009 of $4 million for U.S. plans and $77 million for non-U.S. plans. During the six months ended March 27, 2009, the Company contributed $42 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2009. During the six months ended March 27, 2009, Company contributions to its postretirement benefit plans were insignificant.

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

12.    Financial Instruments

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major financial institutions worldwide with long-term Standard & Poor's and Moody's credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at March 27, 2009, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

  Foreign Exchange Risks

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency risks.

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forward contracts, a portion of which are designated as cash flow hedges pursuant to SFAS No. 133. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions.

        The Company accounts for the contracts on its Condensed Consolidated Balance Sheets at fair value. For instruments not designated as hedges under SFAS No. 133, the changes in the instruments' fair value are recognized in earnings as selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. For instruments designated as cash flow hedges under SFAS No. 133, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge are recognized currently, based on the nature of the ineffectiveness, in cost of sales or selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

        At March 27, 2009 and September 26, 2008, the Company had net liabilities of $11 million and $5 million, respectively, on the Condensed Consolidated Balance Sheets related to foreign exchange instruments. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

        During the first six months of fiscal 2009, the Company incurred a net loss of approximately $50 million primarily as a result of the devaluation of certain eastern European currencies. The net loss primarily related to economic hedges of certain anticipated future transactions and was recorded in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company has used, and may use in the future, interest rate swaps to convert a portion of its fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of its variable rate debt into fixed-rate debt (cash flow hedges).

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. The Company recognized reductions in interest expense relating to these swaps of $2 million and $5 million during the quarter and six months ended March 27, 2009, respectively, on the Condensed Consolidated Statements of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

        During fiscal 2007, in anticipation of issuing fixed rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. The Company recognized interest expense relating to these swaps of $1 million in the quarters ended March 27, 2009 and March 28, 2008, and $3 million in the six months ended March 27, 2009 and March 28, 2008, on the Condensed Consolidated Statements of Operations.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,225 million and $1,161 million at March 27, 2009 and September 26, 2008, respectively. As a result of the hedges of net investment, the Company reclassified a foreign exchange gain of $86 million and a loss of $228 million during the quarters ended March 27, 2009 and March 28, 2008, respectively, and a gain of $21 million and a loss of $337 million during the six months ended March 27, 2009 and March 28, 2008, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production. The Company accounts for the contracts on its Condensed Consolidated Balance Sheets at fair value. The effective portion of changes in the fair value of a derivative that is designated as, and meets the required criteria for, a cash flow hedge is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge are recognized currently in cost of sales on the Condensed Consolidated Statements of Operations.

        At March 27, 2009 and September 26, 2008, the Company's commodity hedges, which related to purchases of gold, had a notional value of $15 million and $21 million, respectively, and were in a gain position of $2 million. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales. The Company did not engage in commodities hedges during the first six months of fiscal 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of March 27, 2009 is summarized below.

	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$2
Commodity swap contracts	2	—

Total derivatives designated as hedging instruments	3	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	17	27

Total derivatives not designated as hedging instruments	17	27

Total derivatives	$20	$29

    (1)
    All derivatives in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet, except where a right of offset against liability positions exists. As disclosed in Note 14, derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet totaled $7 million.

    (2)
    All derivatives in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 14, derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheet totaled $16 million.

    (3)
    Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations for the quarter and six months ended March 27, 2009 were as follows:

		Amount of Gain Recognized
		For the Quarter Ended	For the Six Months Ended
Derivatives Designated as Fair Value Hedges	Location of Gain Recognized on Derivative	March 27, 2009	March 27, 2009
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$5

Total		$2	$5

(1)
Interest rate swaps were terminated in December 2008. See discussion above.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarter and six months ended March 27, 2009 were as follows:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)
For the Quarter Ended March 27, 2009:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(2)	$—
Commodity swap contracts	1	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(1)	—	Interest expense	(1)	Interest expense	—

Total	$—		$—		$—

For the Six Months Ended March 27, 2009:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(2)	$—
Commodity swap contracts	1	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(1)	—	Interest expense	(3)	Interest expense	—

Total	$—		$(2)		$—

(1)
Forward starting interest rate swaps were terminated in September 2007. See discussion above.

(2)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the quarter and six months ended March 27, 2009 were as follows:

		Amount of Loss Recognized
		For the Quarter Ended	For the Six Months Ended
Derivatives not Designated as Hedging Instruments	Location of Loss Recognized on Derivative	March 27, 2009	March 27, 2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(5)	$(172)

Total		$(5)	$(172)

        During the six months ended March 27, 2009, the Company incurred losses of $172 million as a result of marking foreign currency derivatives not designated as hedging instruments to fair value, particularly derivatives related to certain Eastern European currencies. These losses were largely offset by the gains realized as a result of re-measuring assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. These gains and losses were reflected in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

13.    Commitments and Contingencies

General Matters

        At March 27, 2009, the Company had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Company's Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 27, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $25 million. As of March 27, 2009, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

$12 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

        Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which the Company was responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities have filed actions separately against Tyco International and/or Tyco International, Covidien, and the Company. In addition, several securities cases remain outstanding, including several cases asserting claims arising under the Employee Retirement Income Security Act.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle the action entitled Hess v. Tyco International Ltd., et al. brought against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International. The settlement agreement provided that Tyco International make a payment of $16 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, the Company recorded a charge of $5 million, for which no tax benefit was available.

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle an action entitled Sciallo v. Tyco International Ltd., et al. brought against Tyco International and certain former Tyco International directors and executives. The settlement agreement provided that Tyco International make a payment of $2 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, the Company recorded a charge of $1 million, for which no tax benefit was available.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

        As previously reported, in December 2008, Tyco Electronics, Tyco International, and Covidien entered into a settlement agreement with the Commonwealth of Massachusetts Pension Reserves Investment Management Board (the "Massachusetts Pension Board") in connection with claims against Tyco International for which the Massachusetts Pension Board had opted out of the class action settlement described above. The settlement agreement and release provided that Tyco International make a payment of $11 million to the Massachusetts Pension Board, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, the Company recorded a charge of $3 million, for which no tax benefit was available.

        During the second quarter of fiscal 2009, pursuant to the Separation and Distribution Agreement, the Company, Tyco International, and Covidien settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado providing for payments of $43 million and $19 million, respectively. Additionally, the Company recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out claims and cases arising under the Employee Retirement Income Security Act. The settlement payments, along with any payments resulting from pending securities litigation claims, are subject to the sharing formula of the Separation and Distribution Agreement. As a result, the Company recorded a charge in the second quarter of fiscal 2009 of $135 million, for which no tax benefit was available, and has established a reserve for the two settlements and the remaining open claims of $437 million in accrued and other current liabilities with a corresponding $302 million receivable from Tyco International and Covidien in prepaid expenses and other current assets for their portion of the liability. If the final outcome of the unresolved securities proceedings differs from the estimated reserve, the Company's share of any potential additional expense or income under the terms of the Separation and Distribution Agreement may have a material effect on the Company's results of operations, financial position, or cash flows.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the Separation. Tyco International reported to the U.S. Department of Justice and the SEC the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, the Company's baseline review has revealed that some of the Company's former business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on the Company's results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

Income Taxes

        In prior years, in connection with Internal Revenue Service ("IRS") audits of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Condensed Consolidated Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded on its Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Commitments and Contingencies (Continued)

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In addition, in fiscal 2008, Tyco International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and the Company's subsidiaries. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the Separation.

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Fair Value Measurements (Continued)

        Assets and liabilities recorded at fair value are valued using quoted market prices or under a market approach using other relevant information generated by market transactions involving identical or comparable instruments and included:

	Fair Value Measurements Using Inputs Considered as
				Fair Value at March 27, 2009
Description	Level 1	Level 2	Level 3
	(in millions)
Assets:
Commodity derivatives	$2	$—	$—	$2
Foreign currency forward contracts	—	5	—	5
Rabbi trust assets	73	—	—	73

Total assets at fair value	$75	$5	$—	$80

Liabilities:
Foreign currency forward contracts	$—	$16	$—	$16

        The Company does not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The Company uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective assets and liabilities measured at fair value:

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

        The majority of derivatives entered into by the Company are valued using the over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity.

15.    Income Taxes

        The Company recognized a tax benefit of $594 million, an effective income tax rate of 15.5%, for the quarter ended March 27, 2009 and recorded a tax provision of $171 million, an effective income tax rate of 36.1%, for the quarter ended March 28, 2008. The effective tax rate for the quarter ended March 27, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $135 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. The effective tax rate for the quarter ended March 28, 2008 includes the effects of accruals related to uncertain tax positions, the impact of the pre-tax charge for a pre-Separation securities litigation settlement, for which no tax benefit was

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    Income Taxes (Continued)

recorded, and taxes recorded in connection with a gain realized on the sale of real estate in the Electronic Components segment.

        For the six months ended March 27, 2009, the Company recognized a tax benefit of $617 million, an effective income tax rate of 15.8%, and for the six months ended March 28, 2008 recorded a tax provision of $326 million, an effective income tax rate of 21.8%. The effective tax rate for the six months ended March 27, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $144 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. For the six months ended March 28, 2008, the effective tax rate includes the impact of $572 million of pre-tax income recognized in connection with the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," for which no tax was provided. In addition, the effective tax rate for the six months ended March 28, 2008 includes the effects of accruals related to uncertain tax positions and the impact of the pre-tax charge for a pre-Separation securities litigation settlement, for which no tax benefit was recorded.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 26, 2008, the Company had recorded $1,110 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,106 million was recorded in income taxes and $4 million was recorded in accrued and other current liabilities. During the quarter and six months ended March 27, 2009, the Company recognized $23 million and $62 million, respectively, of interest and penalties on the Condensed Consolidated Statements of Operations. As of March 27, 2009, the balance of accrued interest and penalties was $1,169 million, of which $1,165 million was recorded in income taxes and $4 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

        Although it is not possible to predict the timing or results of certain pending examinations, the Company currently does not anticipate there will be significant changes in the next twelve months to the amount of unrecognized tax benefits reflected on the Company's Condensed Consolidated Balance Sheet as of March 27, 2009.

16.    Other Income

        In the quarters ended March 27, 2009 and March 28, 2008, the Company recorded net other income of $3 million and $13 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the six months ended March 27, 2009, the Company recorded net other income of $2 million, primarily consisting of $5 million of income

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Other Income (Continued)

pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $3 million of unrealized losses on rabbi trust assets. In the six months ended March 28, 2008, the Company recorded other income of $605 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million related to certain incremental tax liabilities recorded by the Company upon the initial adoption of FIN 48.

17.    Shareholders' Equity

  Dividends

        In March 2009, the Company's board of directors declared a regular quarterly cash dividend of $0.16 per common share to be paid on May 5, 2009. Declared but unpaid dividends are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at March 27, 2009 and September 26, 2008.

  Share Repurchase Program

        During the second quarter of fiscal 2009, the Company did not purchase any of its common shares. During the first six months of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million. Also, during the first six months of fiscal 2009, the Company settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 43 million shares for $1,394 million.

18.    Comprehensive (Loss) Income

        Comprehensive (loss) income consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Net (loss) income	$(3,238)	$301	$(3,275)	$1,250
Currency translation(1)	(143)	210	(486)	233
Gain on cash flow hedge	—	1	2	3
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	5	2	9	3

Total comprehensive (loss) income	$(3,376)	$514	$(3,750)	$1,489

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

19.    (Loss) Earnings Per Share

        The computation of basic (loss) earnings per share is based on the Company's net (loss) income divided by the basic weighted-average number of common shares.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    (Loss) Earnings Per Share (Continued)

        The following table sets forth the denominators of the basic and diluted (loss) earnings per share computations:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Weighted-average shares outstanding:
Basic	458	486	459	491
Share options and restricted share awards	—	3	—	3

Diluted	458	489	459	494

        For the quarter and six months ended March 27, 2009, non-vested restricted share awards and non-vested options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculation of diluted loss per share, as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share were 0.2 million and 1 million for the quarter and six months ended March 27, 2009, respectively.

        Certain share options were not included in the computation of diluted (loss) earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 27 million and 25 million as of March 27, 2009 and March 28, 2008, respectively.

20.    Share Plans

        The Company follows the provisions of SFAS No. 123(R). Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $12 million and $15 million during the quarters ended March 27, 2009 and March 28, 2008, respectively, of which $1 million was included in income from discontinued operations for the quarter ended March 28, 2008. Total share-based compensation costs were $28 million and $35 million during the six months ended March 27, 2009 and March 28, 2008, respectively, of which $2 million was included in income from discontinued operations for the six months ended March 28, 2008. All share-based compensation costs not related to discontinued operations are presented in selling, general, and administrative expenses.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Share Plans (Continued)

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of March 27, 2009 and changes during the six months then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2008	3,328,270	$36.97
Granted	2,782,227	14.14
Vested	(806,248)	33.86
Forfeited	(189,055)	24.73

Non-vested at March 27, 2009	5,115,194	$25.50

        As of March 27, 2009, there was $76 million of total unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.9 years.

  Share Options

        A summary of the Company's outstanding share option award grants as of March 27, 2009 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 26, 2008	25,465,020	$43.81
Granted	4,170,200	14.33
Exercised	(10,849)	16.50
Expired	(1,912,091)	53.43
Forfeited	(222,821)	34.59

Outstanding at March 27, 2009	27,489,459	$38.75	5.1	$—

Vested and non-vested expected to vest at March 27, 2009	26,525,636	$39.27	5.1	$—
Exercisable at March 27, 2009	20,236,949	$43.83	3.7	$—

        As of March 27, 2009, there was $39 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.8 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Share Plans (Continued)

  Share-Based Compensation

        The weighted-average grant-date fair value of options granted during the six months ended March 27, 2009 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the six months then ended were as follows:

Weighted-average grant-date fair value	$3.50
Assumptions:
Expected share price volatility	39%
Risk free interest rate	2.3%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.0

21.    Segment Data

        Effective January 1, 2009, the Company established the Specialty Products Group from its existing businesses. The results of this new organization are reported as a separate reporting segment in this report. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment. The following segment information reflects the new segment reporting structure. Prior period segment results have been reclassified to conform to the new segment structure.

        Net sales by segment for the quarters and six months ended March 27, 2009 and March 28, 2008 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
Electronic Components	$1,280	$2,320	$2,905	$4,554
Network Solutions	402	517	858	1,029
Specialty Products	346	440	713	846
Undersea Telecommunications	309	272	574	586
Wireless Systems	119	113	215	205

Total(1)	$2,456	$3,662	$5,265	$7,220

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21.    Segment Data (Continued)

        (Loss) income from operations by segment for the quarters and six months ended March 27, 2009 and March 28, 2008 was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009		March 28, 2008
	(in millions)
Electronic Components	$(3,653) (1)	$342	$(3,669)	(1)	$621
Network Solutions	22	53	67		122
Specialty Products	(82) (2)	77	(54)	(2)	150
Undersea Telecommunications	55	39	93		82
Wireless Systems	(9)	13	(116)	(3)	21
Pre-Separation litigation charges, net	(135)	(23)	(144)		(23)

(Loss) income from operations	$(3,802)	$501	$(3,823)		$973

(1)
Includes charges of $3,435 million related to the impairment of goodwill. See Note 7 for additional information.

(2)
Includes charges of $112 million related to the impairment of goodwill. See Note 7 for additional information.

(3)
Includes charges of $111 million related to the State of New York contract. See Note 3 for additional information.

        Segment assets and a reconciliation of segment assets to total assets at March 27, 2009 and September 26, 2008 were as follows:

	March 27, 2009	September 26, 2008
	(in millions)
Electronic Components	$4,317	$5,534
Network Solutions	982	1,130
Specialty Products	679	777
Undersea Telecommunications	670	652
Wireless Systems	417	462

Total segment assets(1)	7,065	8,555
Other current assets	1,706	2,057
Other non-current assets	8,049	10,988

Total assets	$16,820	$21,600

(1)
Segment assets are comprised of accounts receivable, inventory, and property, plant, and equipment. Corporate assets are allocated to the segments based on segment assets.

22.    Subsequent Events

        On April 16, 2009, the Company entered into a definitive agreement to sell its Wireless Systems business for $675 million in cash, subject to a final working capital adjustment. The Company expects

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Subsequent Events (Continued)

to recognize a pre-tax gain of approximately $55 million on this transaction which is expected to close by the end of fiscal 2009.

        The Wireless Systems business will meet the held for sale and discontinued operation reporting criteria and be included in discontinued operations beginning in the third quarter of fiscal 2009. Prior period results will be reclassified to conform to this presentation. This business is currently reported as the Wireless Systems segment.

        The following table presents balance sheet information for the Wireless Systems business which is included on the accompanying Condensed Consolidated Balance Sheets at March 27, 2009 and September 26, 2008:

	March 27, 2009	September 26, 2008
	(in millions)
Accounts receivable, net	$75	$71
Inventories	149	153
Property, plant, and equipment, net	169	175
Goodwill	319	319
Intangible assets, net	30	32
Other assets	24	20

Total assets	$766	$770

Accounts payable	$33	$36
Accrued and other current liabilities	58	54
Deferred revenue	74	76
Other liabilities	3	3

Total liabilities	$168	$169

23.    Tyco Electronics Group S.A.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,456	$—	$2,456
Cost of sales	—	—	2,016	—	2,016

Gross income	—	—	440	—	440
Selling, general, and administrative expenses	19	3	340	—	362
Pre-Separation litigation charges, net	135	—	—	—	135
Restructuring and other charges, net	—	—	198	—	198
Impairment of goodwill	—	—	3,547	—	3,547

Loss from operations	(154)	(3)	(3,645)	—	(3,802)
Interest income	—	—	3	—	3
Interest expense	—	(39)	(1)	—	(40)
Other income, net	—	—	3	—	3
Equity in net income of subsidiaries	(3,080)	(3,055)	—	6,135	—
Intercompany interest and fees	(4)	17	(13)	—	—

Loss from continuing operations before income taxes and minority interest	(3,238)	(3,080)	(3,653)	6,135	(3,836)
Income tax benefit	—	—	594	—	594
Minority interest	—	—	(1)	—	(1)

Loss from continuing operations	(3,238)	(3,080)	(3,060)	6,135	(3,243)
Income from discontinued operations, net of income taxes	—	—	5	—	5

Net loss	$(3,238)	$(3,080)	$(3,055)	$6,135	$(3,238)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,662	$—	$3,662
Cost of sales	—	—	2,692	—	2,692

Gross income	—	—	970	—	970
Selling, general, and administrative expenses	19	(2)	404	—	421
Pre-Separation litigation charges, net	23	—	—	—	23
Restructuring and other charges, net	—	—	25	—	25

(Loss) income from operations	(42)	2	541	—	501
Interest income	—	—	9	—	9
Interest expense	—	(47)	(2)	—	(49)
Other income, net	—	5	8	—	13
Equity in net income of subsidiaries	349	370	—	(719)	—
Equity in net income of subsidiaries held for sale	(1)	(1)	—	2	—
Intercompany interest and fees	(5)	19	(14)	—	—

Income from continuing operations before income taxes and minority interest	301	348	542	(717)	474
Income tax expense	—	—	(171)	—	(171)
Minority interest	—	—	(1)	—	(1)

Income from continuing operations	301	348	370	(717)	302
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income	$301	$348	$369	$(717)	$301

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,265	$—	$5,265
Cost of sales	—	—	4,271	—	4,271

Gross income	—	—	994	—	994
Selling, general, and administrative expenses	28	4	819	—	851
Pre-Separation litigation charges, net	144	—	—	—	144
Restructuring and other charges, net	—	—	275	—	275
Impairment of goodwill	—	—	3,547	—	3,547

Loss from operations	(172)	(4)	(3,647)	—	(3,823)
Interest income	—	—	9	—	9
Interest expense	—	(78)	(4)	—	(82)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	(3,084)	(3,030)	—	6,114	—
Intercompany interest and fees	(19)	28	(9)	—	—

Loss from continuing operations before income taxes and minority interest	(3,275)	(3,084)	(3,649)	6,114	(3,894)
Income tax benefit	—	—	617	—	617
Minority interest	—	—	(3)	—	(3)

Loss from continuing operations	(3,275)	(3,084)	(3,035)	6,114	(3,280)
Income from discontinued operations, net of income taxes	—	—	5	—	5

Net loss	$(3,275)	$(3,084)	$(3,030)	$6,114	$(3,275)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$7,220	$—	$7,220
Cost of sales	—	—	5,358	—	5,358

Gross income	—	—	1,862	—	1,862
Selling, general, and administrative expenses	26	(11)	805	—	820
Pre-Separation litigation charges, net	23	—	—	—	23
Restructuring and other charges, net	—	—	46	—	46

(Loss) income from operation	(49)	11	1,011	—	973
Interest income	—	—	19	—	19
Interest expense	—	(95)	(4)	—	(99)
Other (expense) income, net	—	(1)	606	—	605
Equity in net income of subsidiaries	1,227	1,278	—	(2,505)	—
Equity in net income of subsidiaries held for sale	80	80	—	(160)	—
Intercompany interest and fees	(8)	34	(26)	—	—

Income from continuing operations before income taxes and minority interest	1,250	1,307	1,606	(2,665)	1,498
Income tax expense	—	—	(326)	—	(326)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	1,250	1,307	1,278	(2,665)	1,170
Income from discontinued operations, net of income taxes	—	—	80	—	80

Net income	$1,250	$1,307	$1,358	$(2,665)	$1,250

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$2	$720	$—	$722
Accounts receivable, net	—	—	1,792	—	1,792
Inventories	—	—	1,989	—	1,989
Intercompany receivables	1	—	33	(34)	—
Prepaid expenses and other current assets	303	—	478	—	781
Deferred income taxes	—	—	203	—	203

Total current assets	304	2	5,215	(34)	5,487
Property, plant, and equipment, net	—	—	3,284	—	3,284
Goodwill	—	—	3,444	—	3,444
Intangible assets, net	—	—	454	—	454
Deferred income taxes	—	—	2,670	—	2,670
Investment in subsidiaries	7,119	9,059	—	(16,178)	—
Intercompany loans receivable	199	7,097	6,235	(13,531)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,223	—	1,223
Other assets	—	14	244	—	258

Total Assets	$7,622	$16,172	$22,769	$(29,743)	$16,820

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	—	—	901	—	901
Accrued and other current liabilities	518	69	1,122	—	1,709
Deferred revenue	—	—	196	—	196
Intercompany payables	33	—	1	(34)	—

Total current liabilities	551	69	2,221	(34)	2,807
Long-term debt	—	2,749	165	—	2,914
Intercompany loans payable	—	6,235	7,296	(13,531)	—
Long-term pension and postretirement liabilities	—	—	707	—	707
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,311	—	2,311
Other liabilities	—	—	716	—	716

Total Liabilities	551	9,053	13,701	(13,565)	9,740

Minority interest	—	—	9	—	9
Shareholders' Equity	7,071	7,119	9,059	(16,178)	7,071

Total Liabilities and Shareholders' Equity	$7,622	$16,172	$22,769	$(29,743)	$16,820

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(47)	$85	$419	$—	$457

Cash Flows From Investing Activities:
Capital expenditures	—	—	(211)	—	(211)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	29	—	29
Change in intercompany loans	(65)	222	—	(157)	—
Other	—	—	3	—	3

Net cash (used in) provided by investing activities	(65)	222	(172)	(157)	(172)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Repayment of long-term debt	—	(100)	(19)	—	(119)
Proceeds from long-term debt	—	442	—	—	442
Changes in parent company equity	411	2	(413)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common dividends	(147)	—	—	—	(147)
Loan borrowing from parent	—	—	(157)	157	—
Other	—	—	2	—	2

Net cash provided by (used in) financing activities	112	(305)	(587)	157	(623)

Effect of currency translation on cash	—	—	(26)	—	(26)
Net increase (decrease) in cash and cash equivalents	—	2	(366)	—	(364)
Cash and cash equivalents at beginning of period	—	—	1,086	—	1,086

Cash and cash equivalents at end of period	$—	$2	$720	$—	$722

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended March 28, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(660)	$65	$525	$—	$(70)
Net cash provided by discontinued operating activities	—	—	17	—	17

Net cash (used in) provided by operating activities	(660)	65	542	—	(53)

Cash Flows From Investing Activities:
Capital expenditures	—	—	(283)	—	(283)
Proceeds from sale of property, plant, and equipment	—	—	31	—	31
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operation, net of cash retained by business sold	—	—	102	—	102
Change in intercompany loans	(224)	(60)	—	284	—
Other	(8)	—	(9)	—	(17)

Net cash provided by (used in) continuing investing activities	704	(60)	(159)	284	769
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	704	(60)	(163)	284	765

Cash Flows From Financing Activities:
Net increase in commercial paper	—	650	—	—	650
Repayment of long-term debt	—	(950)	(1)	—	(951)
Proceeds from long-term debt	—	100	—	—	100
Repurchase of common shares	(592)	—	—	—	(592)
Payment of common dividends	(136)	—	—	—	(136)
Proceeds from exercise of share options	28	—	—	—	28
Changes in parent company equity	655	196	(851)	—	—
Loan borrowing from parent	—	—	284	(284)	—
Other	—	—	(9)	—	(9)

Net cash used in continuing financing activities	(45)	(4)	(577)	(284)	(910)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)

Net cash used in financing activities	(45)	(4)	(592)	(284)	(925)

Effect of currency translation on cash	—	—	17	—	17
Net (decrease) increase in cash and cash equivalents	(1)	1	(196)	—	(196)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	2	—	2
Cash and cash equivalents at beginning of period	2	—	940	—	942

Cash and cash equivalents at end of period	$1	$1	$746	$—	$748

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

Swiss Continuation

        On January 14, 2009, we announced that our board of directors unanimously approved a proposed change of our place of incorporation from Bermuda to Switzerland (the "Swiss Continuation"). At a Special General Meeting on June 22, 2009, shareholders will be asked to vote in favor of the change of our place of incorporation, an increase in our registered share capital (par value of common shares), and a number of related Swiss organizational matters. If these matters are approved, and subject to the satisfaction of certain other conditions, we intend to implement the change as soon as practicable.

        If the Swiss Continuation is implemented, we will at all times continue to exist as the same company but will discontinue our Bermuda status and continue our corporate existence in Switzerland. We do not anticipate any material change in our operations or financial results as a result of the change in place of incorporation.

Overview

        We are a leading global provider of engineered electronic components, network solutions, specialty products, undersea telecommunication systems, and wireless systems. We design, manufacture, and market approximately 500,000 different products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; alternative energy and lighting; and public safety communications. We believe the end markets that we sell into are balanced with the total end market demand for electronic components.

        We operate through five reporting segments: Electronic Components, Network Solutions, Specialty Products, Undersea Telecommunications, and Wireless Systems. As discussed in Note 21 to the Condensed Consolidated Financial Statements, effective January 1, 2009, we established the Specialty Products Group from our existing businesses. The results of this new organization are reported as a separate reporting segment in this report. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment. Prior period segment results have been reclassified to reflect the new segment reporting structure.

        We have an established worldwide manufacturing presence with facilities in over 25 countries, and we operate in approximately 50 countries and territories. Our direct sales force, supported by approximately 7,000 engineers, serves customers in over 150 countries. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Raw material price increases.  We expect to purchase approximately 125 million pounds of copper and approximately 100,000 troy ounces of gold in fiscal 2009. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile; however, current year prices have decreased from prior year levels. Copper prices remain high relative to historic levels but have declined over the past year. The following table sets forth the average prices incurred related to our most significant raw materials, copper and gold, during the periods presented:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Copper	Lb.	$3.03	$3.31	$2.82	$3.32
Gold	Troy oz.	843	922	821	853
  •
  Foreign exchange.  Approximately 48% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the six months ended March 27, 2009 by major currencies invoiced was as follows:

U.S. Dollar	52%
Euro	26
Japanese Yen	7
Chinese Renminbi	4
Korean Won	2
British Pound Sterling	2
All others	7

Total	100%

Economic Conditions

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. As a result of economic trends, we experienced a 32.9% and 27.1% decrease in net sales in the second quarter and first six months of fiscal 2009, respectively, as compared to the same periods of fiscal 2008. We also anticipate a decrease in net sales in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. This decline reflects both a decline in the end market demand as well as inventory reductions in the supply chain. The decline in net sales coupled with anticipated unfavorable factory cost absorption will result in lower operating income in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

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

        We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. Due to further declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, we determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, we determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating our estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which we determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively. As a result of the partial impairment charges, the Communications and Industrial Solutions and Circuit Protection reporting units have remaining goodwill allocations of $1,335 million and $120 million, respectively.

        Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for our reporting units may be insufficient to support carrying value and the goodwill assigned to it, requiring us to perform additional tests for impairment. Further impairment charges, if any, may be material to our results of operations and financial position.

Discontinued Operations and Divestitures

        In the second quarter of fiscal 2009, we recorded an additional pre-tax gain on sale of discontinued operations of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred during the fourth quarter of fiscal 2008. The total pre-tax gain on the sale of the Radio Frequency Components and Subsystem business and Automotive Radar Sensors business was $187 million and $32 million, respectively.

        During the six months ended March 27, 2009, we received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. Our Condensed Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

        In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        The Radio Frequency Components and Subsystem, Automotive Radar Sensors, and Power Systems businesses have been included in discontinued operations in all periods presented on our Condensed Consolidated Financial Statements. Prior to reclassification to held for sale, the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses were components of the Wireless Systems segment. The Power Systems business was a component of the Other segment, which was subsequently renamed the Undersea Telecommunications segment. See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

        During the second quarter of fiscal 2009, we completed the sale of the Battery Systems business which was part of the Electronic Components segment for $25 million. After working capital adjustments, total cash proceeds are expected to be $14 million, of which $6 million was received in the second quarter of fiscal 2009. The proceeds are subject to a final working capital adjustment. The divestiture resulted in a $6 million pre-tax loss on sale which is reflected in restructuring and other charges, net on the Condensed Consolidated Statements of Operations. We have presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality.

Planned Divestiture

        On April 16, 2009, we entered into a definitive agreement to sell our Wireless Systems business for $675 million in cash, subject to a final working capital adjustment. We expect to recognize a pre-tax gain of approximately $55 million on this transaction which is expected to close by the end of fiscal 2009.

        The Wireless Systems business will meet the held for sale and discontinued operation reporting criteria and be included in discontinued operations beginning in the third quarter of fiscal 2009. Prior period results will be reclassified to conform to this presentation. This business is currently reported as the Wireless Systems segment.

        The carrying amount of the Wireless Systems business's net assets was $598 million at March 27, 2009. See Note 22 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

        The divestiture of the Wireless Systems business substantially completes the streamlining of our portfolio that we began two years ago.

Manufacturing Simplification and Cost Actions due to Current Economic Environment

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from high-cost to low-cost countries, consolidating within countries, and transferring product lines to low-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry.

        The current economic environment has resulted in a decline in end-market user demand, particularly those areas that serve consumer related markets. These declines have accelerated workforce reductions through the elimination of temporary workers, attrition, and reductions in force.

        In connection with our manufacturing rationalization plan and in response to the current economic environment, we expect to incur total restructuring charges of approximately $350 million in fiscal 2009.

State of New York Contract

        On September 19, 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although we dispute that the State has any basis to do so.

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On April 8, 2009, the State filed a motion to dismiss all but the breach of contract claim.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. We have not recognized any revenue related to the lease contract.

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

	For the Quarters Ended				For the Six Months Ended
	March 27, 2009		March 28, 2008		March 27, 2009		March 28, 2008
	($ in millions)
Net sales	$2,456	100.0%	$3,662	100.0%	$5,265	100.0%	$7,220	100.0%
Cost of sales	2,016	82.1	2,692	73.5	4,271	81.1	5,358	74.2
Gross income	440	17.9	970	26.5	994	18.9	1,862	25.8
Selling, general, and administrative expenses	362	14.7	421	11.5	851	16.2	820	11.4
Pre-Separation litigation charges, net	135	5.5	23	0.6	144	2.7	23	0.3
Restructuring and other charges, net	198	8.1	25	0.7	275	5.2	46	0.6
Impairment of goodwill	3,547	144.4	—	—	3,547	67.4	—	—
(Loss) income from operations	(3,802)	(154.8)	501	13.7	(3,823)	(72.6)	973	13.5
Interest income	3	0.1	9	0.2	9	0.2	19	0.3
Interest expense	(40)	(1.6)	(49)	(1.3)	(82)	(1.6)	(99)	(1.4)
Other income, net	3	0.1	13	0.4	2	—	605	8.4
(Loss) income from continuing operations before income taxes and minority interest	(3,836)	(156.2)	474	12.9	(3,894)	(74.0)	1,498	20.7
Income tax benefit (expense)	594	24.2	(171)	(4.7)	617	11.7	(326)	(4.5)
(Loss) income from continuing operations	(3,243)	(132.0)	302	8.2	(3,280)	(62.3)	1,170	16.2
Income from discontinued operations, net of income taxes	5	0.2	(1)	—	5	0.1	80	1.1
Net (loss) income	$(3,238)	(131.8)%	$301	8.2%	$(3,275)	(62.2)%	$1,250	17.3%

        Net Sales.    Net sales decreased $1,206 million, or 32.9%, to $2,456 million in the second quarter of fiscal 2009 from $3,662 million in the second quarter of fiscal 2008. In the first six months of fiscal 2009, net sales decreased $1,955 million, or 27.1%, to $5,265 million, from $7,220 million in the first six months of fiscal 2008. On an organic basis, net sales decreased 28.4% in the second quarter of fiscal 2009 and 23.1% in the first six months of fiscal 2009, primarily as a result of declines in our Electronic Components, Specialty Products, and Network Solutions segments. Price erosion adversely affected net sales by $40 million and $82 million in the second quarter and first six months of fiscal 2009, respectively. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $162 million, or 4.5%, in the second quarter of fiscal 2009 and $290 million, or 4.0%, in the first six months of fiscal 2009. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Americas(1)	43%	35%	41%	35%
Europe/Middle East/Africa (EMEA)	33	38	33	37
Asia-Pacific	24	27	26	28

Total	100%	100%	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as well as the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 by geographic region:

	Change in Net Sales for the Quarter Ended March 27, 2009 versus Net Sales for the Quarter Ended March 28, 2008					Change in Net Sales for the Six Months Ended March 27, 2009 versus Net Sales for the Six Months Ended March 28, 2008
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Americas(3)	$(189)	(14.9)%	$(27)	$(216)	(17.0)%	$(337)	(13.3)%	$(56)	$(393)	(15.5)%
EMEA	(483)	(34.3)	(120)	(603)	(42.8)	(728)	(27.1)	(224)	(952)	(35.4)
Asia-Pacific	(372)	(38.0)	(15)	(387)	(39.4)	(600)	(30.2)	(10)	(610)	(30.7)

Total	$(1,044)	(28.4)%	$(162)	$(1,206)	(32.9)%	$(1,665)	(23.1)%	$(290)	$(1,955)	(27.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Electronic Components	52%	64%	55%	63%
Network Solutions	16	14	16	14
Specialty Products	14	12	14	12
Undersea Telecommunications	13	7	11	8
Wireless Systems	5	3	4	3

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as well as the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 by segment:

	Change in Net Sales for the Quarter Ended March 27, 2009 versus Net Sales for the Quarter Ended March 28, 2008					Change in Net Sales for the Six Months Ended March 27, 2009 versus Net Sales for the Six Months Ended March 28, 2008
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Electronic Components	$(950)	(40.9)%	$(90)	$(1,040)	(44.8)%	$(1,481)	(32.5)%	$(168)	$(1,649)	(36.2)%
Network Solutions	(59)	(11.4)	(56)	(115)	(22.2)	(70)	(6.8)	(101)	(171)	(16.6)
Specialty Products	(83)	(18.9)	(11)	(94)	(21.4)	(119)	(14.0)	(14)	(133)	(15.7)
Undersea Telecommunications	38	14.0	(1)	37	13.6	(13)	(2.2)	1	(12)	(2.0)
Wireless Systems	10	9.6	(4)	6	5.3	18	8.7	(8)	10	4.9

Total	$(1,044)	(28.4)%	$(162)	$(1,206)	(32.9)%	$(1,665)	(23.1)%	$(290)	$(1,955)	(27.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Income.    Gross income decreased by $530 million and gross income as a percentage of net sales decreased by 860 basis points in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily as a result of the sales declines and unfavorable manufacturing variances associated with reduced production levels related to lower sales and our efforts to reduce inventory levels. In the first six months of fiscal 2009, gross income decreased by $868 million and gross income as a percentage of net sales decreased by 690 basis points as compared to the first six months of fiscal 2008. The decrease was due to sales declines, unfavorable manufacturing variances associated with reduced production levels related to lower sales and our efforts to reduce inventory levels, and an impairment charge of $61 million related to the State of New York contract recorded in the first quarter of fiscal 2009.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales increased to 14.7% in the second quarter of fiscal 2009 from 11.5% in the second quarter of fiscal 2008. In the first six months of fiscal 2009, selling, general, and administrative expenses as a percentage of net sales increased to 16.2% from 11.4% in the first six months in fiscal 2008. First quarter fiscal 2009 results included charges of $50 million related to the State of New York contract and a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In the second quarter and first six months of fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding these items, selling, general, and administrative expenses decreased in both the second quarter and first six months of fiscal 2009 over the same periods of fiscal 2008, but increased as a percentage of net sales primarily due to decreases in sales volume.

        Pre-Separation Litigation Charges, Net.    We recorded charges of $135 million and $23 million related to pre-Separation securities litigation in the quarters ended March 27, 2009 and March 28, 2008, respectively. In the six months ended March 27, 2009 and March 28, 2008, we recorded charges of $144 million and $23 million, respectively, related to pre-Separation securities litigation.

        During the second quarter of fiscal 2009, pursuant to the Separation and Distribution Agreement, we, Tyco International, and Covidien settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado providing for payments of $43 million and $19 million, respectively. Additionally, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out claims and cases arising under the Employee Retirement Income Security Act. The settlement payments, along with any payments resulting from pending securities litigation claims, are subject to the sharing formula of the Separation and Distribution Agreement. As a result, we recorded a charge in the second quarter of fiscal 2009 of $135 million, for which no tax benefit was available, and have established a reserve for the two settlements and the remaining open claims of $437 million in accrued and other current liabilities with a corresponding $302 million receivable from Tyco International and Covidien in prepaid expenses and other current assets for their portion of the liability.

        In the first quarter of fiscal 2009, charges of $6 million, for which no tax benefits were available, were recorded in connection with Tyco International's settlement of securities litigation captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. for $16 million and $2 million, respectively. In addition, in the first quarter of fiscal 2009, in connection with Tyco International's settlement of securities litigation with the Commonwealth of Massachusetts Pension Reserves Investment Management Board for $11 million, we recorded a charge of $3 million, for which no tax benefit was available.

        In the second quarter of fiscal 2008, in connection with Tyco International's settlement of securities litigation with the State of New Jersey for $73 million, we recorded a charge of $23 million, for which no tax benefit was available.

        These charges represent our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. See "Part II. Item 1. Legal Proceedings" and Note 13 to the Condensed Consolidated Financial Statements for further information regarding the class action settlement and the settlement of pre-Separation securities litigation.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $198 million in the second quarter of fiscal 2009 as compared to $25 million in the second quarter of fiscal 2008. In the first six months of fiscal 2009, restructuring and other charges, net were $275 million as compared to $46 million in the first six months of fiscal 2008. Total charges, including amounts reflected in cost of sales, were $196 million and $26 million in the second quarters of fiscal 2009 and 2008, respectively, and $274 million and $47 million in the first six months of fiscal 2009 and 2008, respectively. Increases resulted primarily from new actions initiated in fiscal 2009 to reduce costs in response to market conditions and primarily related to headcount reductions in the Electronic Components, Specialty Products, Wireless Systems, and Network Solutions segments. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Impairment of Goodwill.    During the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $3,435 million in our Electronic Components segment, of which $2,088 million and $1,347 million related to the Automotive and Communications and Industrial Solutions reporting units, respectively. We also recorded a goodwill impairment charge of $112 million in our Specialty Products segment related to the Circuit Protection reporting unit. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

        (Loss) Income from Operations.    Loss from operations was $3,802 million in the second quarter of fiscal 2009 as compared to income from operations of $501 million in the second quarter of fiscal 2008. As discussed above, results for the second quarter of fiscal 2009 included goodwill impairment charges of $3,547 million, restructuring and other charges of $196 million, and pre-Separation litigation charges of $135 million. Income from operations in the second quarter of fiscal 2008 included a gain on the sale of real estate of $36 million, pre-Separation litigation charges of $23 million, and restructuring and other charges of $26 million. Excluding these items, lower sales levels and the focus on reducing inventories, partially offset by cost reduction programs, drove the decrease in income from operations.

        Loss from operations was $3,823 million in the first six months of fiscal 2009 as compared to income from operations of $973 million in the first six months of fiscal 2008. Results for the first six months of fiscal 2009 included goodwill impairment charges, restructuring and other charges, and pre-Separation litigation charges of $3,547 million, $274 million, and $144 million, respectively. In addition, results for the first six months of fiscal 2009 included charges of $111 million related to the State of New York contract and a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In the first six months of fiscal 2008, income from operations included a gain on the sale of real estate of $36 million, restructuring and other charges of $47 million, and pre-Separation litigation charges of $23 million. Excluding these items, the decreases in income from operations resulted from lower sales levels and the focus on reducing inventories, which were partially offset by cost reduction programs.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	($ in millions)
Net sales	$1,280	$2,320	$2,905	$4,554
(Loss) income from operations	$(3,653)	$342	$(3,669)	$621
Operating margin	(285.4)%	14.7%	(126.3)%	13.6%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Automotive	41%	49%	42%	49%
Communications	13	10	12	10
Computer	11	10	11	11
Industrial	6	5	6	5
Appliance	6	6	6	6
Consumer Electronics	2	2	3	2
Other	21	18	20	17

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as well as the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 27, 2009 versus Net Sales for the Quarter Ended March 28, 2008					Change in Net Sales for the Six Months Ended March 27, 2009 versus Net Sales for the Six Months Ended March 28, 2008
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Automotive	$(556)	(48.5)%	$(62)	$(618)	(53.9)%	$(883)	(39.7)%	$(114)	$(997)	(44.8)%
Communications	(67)	(28.9)	(5)	(72)	(31.2)	(111)	(23.5)	(9)	(120)	(25.4)
Computer	(86)	(36.7)	(2)	(88)	(37.8)	(160)	(33.0)	(2)	(162)	(33.3)
Industrial	(46)	(36.9)	(7)	(53)	(42.1)	(53)	(22.7)	(12)	(65)	(27.4)
Appliance	(49)	(37.2)	(4)	(53)	(40.5)	(76)	(30.0)	(7)	(83)	(32.7)
Consumer Electronics	(17)	(39.8)	1	(16)	(37.2)	(25)	(27.9)	1	(24)	(25.8)
Other	(129)	(31.3)	(11)	(140)	(34.1)	(173)	(22.1)	(25)	(198)	(25.2)

Total	$(950)	(40.9)%	$(90)	$(1,040)	(44.8)%	$(1,481)	(32.5)%	$(168)	$(1,649)	(36.2)%

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

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        In the second quarter of fiscal 2009, Electronic Components' net sales decreased $1,040 million, or 44.8%, to $1,280 million from $2,320 million in the second quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $90 million, or 3.9%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Organic net sales decreased 40.9% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to declines in volume.

        In the automotive market, our organic net sales decline of 48.5% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 resulted from declines of 48.4% in the EMEA region, 50.7% in the Asia-Pacific region, and 46.8% in the North America region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. Our organic net sales decrease of 28.9% in the communications market in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was driven by a 42.6% decline in our sales of interconnect components to mobile phone manufacturers resulting from reduced demand for higher-end phones and inventory corrections in the supply chain. In the computer market, our organic net sales decline of 36.7% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was due to general market weakness and inventory corrections in the supply chain. Our organic sales decreased 36.9% in the industrial market in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as sales of factory automation and other industrial equipment produced primarily for use in emerging markets decreased 41.2% due to a decline in capital investments. Reduced capital spending on industrial solar applications, particularly in the EMEA region, also drove a 15.9% decline in sales of products used in these applications. In the appliance market, our organic net sales decreased 37.2% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to reduced consumer demand and weak housing starts.

        Electronic Components' operating results decreased $3,995 million to a loss of $3,653 million in the second quarter of fiscal 2009 as compared to income of $342 million in the second quarter of fiscal 2008. As discussed above, second quarter fiscal 2009 segment results included goodwill impairment charges of $3,435 million relating to the Automotive and Communications and Industrial Solutions

reporting units. Also, segment results included a $36 million gain on the sale of real estate in the second quarter of fiscal 2008. Excluding these items, the remaining decrease resulted from the sales decline, inventory reductions, and increased restructuring and other charges of $151 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        Electronic Components' net sales decreased $1,649 million, or 36.2%, to $2,905 million in the first six months of fiscal 2009 from $4,554 million in the first six months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $168 million, or 3.7%, in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Organic net sales decreased 32.5% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 primarily due to lower volumes.

        Our organic net sales declined 39.7% in the automotive market in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. The decrease resulted from declines of 42.5% in the EMEA region, 36.2% in the Asia-Pacific region, and 39.3% in the North America region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. In the communications market, our organic net sales decrease of 23.5% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was driven by a 37.8% decline in our sales of interconnect components to mobile phone manufacturers resulting from reduced demand for higher-end phones and inventory corrections in the supply chain. Our organic net sales decline of 33.0% in the computer market in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was attributable to general market weakness and inventory corrections in the supply chain. Our organic sales decreased 22.7% in the industrial market in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 as a result of reduced demand for factory automation and other industrial equipment produced for use in emerging markets. In the appliance market, our organic net sales decreased 30.0% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to reduced consumer demand and weak housing starts.

        Electronic Components had an operating loss of $3,669 million in the first six months of fiscal 2009 as compared to operating income of $621 million in the first six months of fiscal 2008. As discussed above, segment results included goodwill impairment charges of $3,435 million in the first six months of fiscal 2009. Also, segment results included a $36 million gain on the sale of real estate in the first six months of fiscal 2008. Excluding these items, the remaining decrease resulted from the sales decline, inventory reductions, a net foreign currency loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies, and increased restructuring and other charges of $178 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	($ in millions)
Net sales	$402	$517	$858	$1,029
Income from operations	$22	$53	$67	$122
Operating margin	5.5%	10.3%	7.8%	11.9%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Energy	47%	45%	47%	45%
Service Providers	29	28	29	29
Enterprise Networks	23	26	23	25
Other	1	1	1	1

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as well as the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 27, 2009 versus Net Sales for the Quarter Ended March 28, 2008					Change in Net Sales for the Six Months Ended March 27, 2009 versus Net Sales for the Six Months Ended March 28, 2008
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$(19)	(8.1)%	$(27)	$(46)	(19.7)%	$(12)	(2.5)%	$(50)	$(62)	(13.4)%
Service Providers	(11)	(7.7)	(18)	(29)	(19.9)	(22)	(7.4)	(31)	(53)	(17.7)
Enterprise Networks	(29)	(22.4)	(11)	(40)	(30.1)	(36)	(14.2)	(19)	(55)	(21.6)
Other	—	15.8	—	—	—	—	0.3	(1)	(1)	(8.3)

Total	$(59)	(11.4)%	$(56)	$(115)	(22.2)%	$(70)	(6.8)%	$(101)	$(171)	(16.6)%

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

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        In the second quarter of fiscal 2009, Network Solutions' net sales decreased $115 million, or 22.2%, to $402 million from $517 million in the second quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $56 million, or 10.8%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Organic net sales decreased $59 million, or 11.4%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

        In the energy industry end market, our organic net sales decrease of 8.1% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily attributable to declines in the EMEA region driven by slower investment levels by utilities. In the service providers market, our organic net sales decrease of 7.7% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 reflected decreased spending levels at certain U.S. carriers and a general slowing of capital spending of telecommunications companies. Our organic net sales in the enterprise networks market decreased 22.4% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 largely due to global declines in commercial construction and delayed investment in network upgrades.

        Network Solutions' operating income decreased $31 million, or 58.5%, to $22 million in the second quarter of fiscal 2009 from $53 million in the second quarter of fiscal 2008. The decline resulted from decreases in sales and our targeted inventory reductions, which were partially offset by cost reduction programs in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        Network Solutions' net sales decreased $171 million, or 16.6%, to $858 million in the first six months of fiscal 2009, from $1,029 million in the first six months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $101 million, or 9.8%, in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. In the first six months of fiscal 2009, organic net sales decreased $70 million, or 6.8%, as compared to the first six months of fiscal 2008.

        Our organic net sales decrease of 2.5% in the energy industry end market in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was due to declines in Europe that were largely offset by increases in North America. Sales in Europe were negatively impacted by slower investment levels by utilities and reduced customer inventory levels. In North America, growth resulted from the upgrade of aging grids and the demand for alternate energy sources. In the service providers market, our organic net sales decline of 7.4% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was largely due to decreased spending levels at certain U.S. carriers and a general slowing of capital spending of telecommunications companies. In the enterprise networks market, our organic net sales decreased 14.2% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 as a result of global declines in commercial construction and delayed investment in network upgrades.

        Network Solutions' operating income decreased $55 million, or 45.1%, to $67 million in the first six months of fiscal 2009 from $122 million in the first six months of fiscal 2008. The decrease was the result of decreases in sales, our targeted inventory reductions, and increased restructuring and other charges of $12 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

  Specialty Products

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	($ in millions)
Net sales	$346	$440	$713	$846
(Loss) income from operations	$(82)	$77	$(54)	$150
Operating margin	(23.7)%	17.5%	(7.6)%	17.7%

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
Aerospace, Defense, and Marine	48%	43%	45%	42%
Touch Systems	23	26	23	24
Medical	18	14	18	16
Circuit Protection	11	17	14	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 as well as the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 27, 2009 versus Net Sales for the Quarter Ended March 28, 2008					Change in Net Sales for the Six Months Ended March 27, 2009 versus Net Sales for the Six Months Ended March 28, 2008
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(23)	(12.3)%	$(6)	$(29)	(15.3)%	$(21)	(6.1)%	$(11)	$(32)	(9.0)%
Touch Systems	(26)	(24.1)	(4)	(30)	(26.8)	(37)	(17.9)	(6)	(43)	(20.8)
Medical	3	4.2	(1)	2	3.2	(3)	(2.9)	(1)	(4)	(3.1)
Circuit Protection	(37)	(48.7)	—	(37)	(48.7)	(58)	(38.1)	4	(54)	(35.5)

Total	$(83)	(18.9)%	$(11)	$(94)	(21.4)%	$(119)	(14.0)%	$(14)	$(133)	(15.7)%

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

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        In the second quarter of fiscal 2009, Specialty Products' net sales decreased $94 million, or 21.4%, to $346 million from $440 million in the second quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $11 million, or 2.5%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Organic net sales decreased 18.9% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to declines in volume.

        In the aerospace, defense, and marine market, our organic net sales decrease of 12.3% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily attributable to reduced production levels for commercial aircraft and inventory corrections in the supply chain. Our organic net sales in the touch systems market decreased 24.1% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 largely due to global weakness in demand from the retail market. In the medical market, our organic net sales increase of 4.2% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was due to strong demand for products used in ultrasound and patient monitoring applications. In the circuit protection market, our organic net sales decrease of 48.7% in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 reflects reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain.

        Specialty Products' operating results decreased $159 million to a loss of $82 million in the second quarter of fiscal 2009 as compared to income of $77 million in the second quarter of fiscal 2008. As discussed above, second quarter fiscal 2009 segment results included a goodwill impairment charge of $112 million relating to the Circuit Protection reporting unit. The remaining decrease resulted from lower sales, our targeted inventory reductions, and increased restructuring and other charges of $11 million that were partially offset by cost reduction programs in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        Specialty Products' net sales decreased $133 million, or 15.7%, to $713 million in the first six months of fiscal 2009 from $846 million in the first six months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $14 million, or 1.7%, in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Organic net sales decreased 14.0% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

        Our organic net sales declined 6.1% in the aerospace, defense, and marine industry end market in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 as a result of slowing demand for commercial aircraft and inventory corrections in the supply chain. In the touch systems market, our organic net sales decreased 17.9% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to global weakness in demand from the retail market. In the medical market, our organic net sales decrease of 2.9% in the first six months of fiscal 2009 as compared to first six months of fiscal 2008 was due to inventory corrections in the supply chain and delayed capital spending by most healthcare providers. In the circuit protection market, our organic net sales decline of 38.1% in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was attributable to reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain.

        Specialty Products' operating results decreased $204 million to a loss of $54 million in the first six months of fiscal 2009 as compared to income of $150 million in the first six months of fiscal 2008. As discussed above, segment results included a goodwill impairment charge of $112 million in the first six months of fiscal 2009. The remaining decrease in operating results was due to lower sales, our targeted inventory reductions, and increased restructuring and other charges of $25 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

  Undersea Telecommunications

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	($ in millions)
Net sales	$309	$272	$574	$586
Income from operations	$55	$39	$93	$82
Operating margin	17.8%	14.3%	16.2%	14.0%

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        Undersea Telecommunications' net sales increased $37 million, or 13.6%, to $309 million in the second quarter of fiscal 2009 from $272 million in the second quarter of fiscal 2008. Undersea

Telecommunications' organic net sales increased 14.0%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 reflecting progress on contracts in backlog.

        Undersea Telecommunications' operating income increased $16 million, or 41.0%, to $55 million in the second quarter of fiscal 2009 from $39 million in the second quarter of fiscal 2008. The increase was the result of a more favorable project mix, an increase in net sales, and decreased restructuring and other charges of $1 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        In the first six months of fiscal 2009, Undersea Telecommunications' net sales decreased $12 million, or 2.0%, to $574 million from $586 million in the first six months of fiscal 2008. Undersea Telecommunications' organic net sales decreased 2.2%, in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 due to the completion, in fiscal 2008, of a transoceanic system that connects the U.S. and China. Revenue from new projects only partially offset the reduction caused by the completion of the transoceanic system and other projects.

        In the first six months of fiscal 2009, Undersea Telecommunications' operating income increased $11 million, or 13.4%, to $93 million from $82 million in the first six months of fiscal 2008. Increased restructuring and other charges of $1 million and the decrease in income from the transoceanic system were more than offset by favorable project mix in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

  Wireless Systems

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	($ in millions)
Net sales	$119	$113	$215	$205
(Loss) income from operations	$(9)	$13	$(116)	$21
Operating margin	(7.6)%	11.5%	(54.0)%	10.2%

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        Wireless Systems' net sales increased $6 million, or 5.3%, to $119 million in the second quarter of fiscal 2009 from $113 million in the second quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $4 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Organic net sales growth of 9.6% in the second quarter of fiscal 2009 over the second quarter of fiscal 2008 resulted primarily from the continued migration from analog to digital systems.

        Wireless Systems' operating results decreased $22 million to a loss of $9 million in the second quarter of fiscal 2009 as compared to income of $13 million in the second quarter of fiscal 2008 primarily resulting from increased restructuring and other charges of $11 million, unfavorable program mix, and higher costs attributable to rework on certain products in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        In the first six months of fiscal 2009, Wireless Systems' net sales increased $10 million, or 4.9%, to $215 million in the first six months of fiscal 2009 from $205 million in the first six months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $8 million in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Organic net sales growth of

8.7% in the first six months of fiscal 2009 over the first six months of fiscal 2008 was largely due to the continued migration from analog to digital systems.

        In the first six months of fiscal 2009, Wireless Systems' operating results decreased $137 million to a loss of $116 million as compared to income of $21 million in the first six months of fiscal 2008. As discussed above, charges of $111 million related to the State of New York contract were included in segment results for the first six months of fiscal 2009. Excluding these charges, the remaining decrease was primarily the result of increased restructuring and other charges of $11 million, unfavorable program mix, and higher costs attributable to rework on certain products in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $37 million in the second quarter of fiscal 2009 as compared to $40 million in the second quarter of fiscal 2008. In the first six months of fiscal 2009, net interest expense was $73 million as compared to $80 million in the first six months of fiscal 2008. The decreases were driven by lower average debt levels resulting in lower interest expense offset by lower interest income.

  Other Income, Net

        In the quarters ended March 27, 2009 and March 28, 2008, we recorded net other income of $3 million and $13 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the six months ended March 27, 2009, we recorded net other income of $2 million, primarily consisting of $5 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $3 million of unrealized losses on rabbi trust assets. In the six months ended March 28, 2008, we recorded other income of $605 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million related to certain incremental tax liabilities recorded by us upon the initial adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

  Income Taxes

        We recognized a tax benefit of $594 million, an effective income tax rate of 15.5%, for the quarter ended March 27, 2009 and recorded a tax provision of $171 million, an effective income tax rate of 36.1%, for the quarter ended March 28, 2008. The effective tax rate for the quarter ended March 27, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $135 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. The effective tax rate for the quarter ended March 28, 2008 includes the effects of accruals related to uncertain tax positions, the impact of the pre-tax charge for a pre-Separation securities litigation settlement, for which no tax benefit was recorded, and taxes recorded in connection with a gain realized on the sale of real estate in our Electronic Components segment.

        For the six months ended March 27, 2009, we recognized a tax benefit of $617 million, an effective income tax rate of 15.8%, and for the six months ended March 28, 2008 recorded a tax provision of $326 million, an effective income tax rate of 21.8%. The effective tax rate for the six months ended March 27, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $144 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. For the six months ended March 28, 2008, the effective tax rate includes the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided. In addition, the effective tax rate for the six months ended March 28, 2008 includes the effects of accruals related to uncertain tax positions and the impact of the pre-tax charge for a pre-Separation securities litigation settlement, for which no tax benefit was recorded.

  Income from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $5 million and loss from discontinued operations was $1 million in the second quarters of fiscal 2009 and 2008, respectively. In the first six months of fiscal 2009 and 2008, income from discontinued operations was $5 million and $80 million, respectively.

        In the second quarter of fiscal 2009, we recorded an additional pre-tax gain on sale of discontinued operations of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred during the fourth quarter of fiscal 2008.

        During the six months ended March 27, 2009, we received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. Our Condensed Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

        In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Liquidity and Capital Resources

        The following table summarizes the sources and uses of our cash flows from continuing operating activities:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008
	(in millions)
(Loss) income from operations	$(3,802)	$501	$(3,823)	$973
Impairment of goodwill	3,547	—	3,547	—
Class action settlement	—	(936)	—	(936)
Depreciation and amortization	130	137	262	271
Deferred income taxes	(609)	85	(719)	127
Provisions for losses on accounts receivable and inventory	12	7	103	15
Other, net	31	(32)	56	23
Changes in assets and liabilities, net	558	(8)	487	(137)
Interest income	3	9	9	19
Interest expense	(40)	(49)	(82)	(99)
Income tax benefit (expense)	594	(171)	617	(326)

Net cash provided by (used in) continuing operating activities	$424	$(457)	$457	$(70)

Other cash flow items:
Capital expenditures	$(95)	$(157)	$(211)	$(283)
Proceeds from divestitures of businesses	12	—	35	102
Payment of common dividends	(73)	(66)	(147)	(136)
Repurchase of common shares	—	(360)	(152)	(592)

  Quarter Ended March 27, 2009 Compared to Quarter Ended March 28, 2008

        Net cash provided by continuing operating activities increased to $424 million in the second quarter of fiscal 2009 from $457 million of net cash used in continuing operating activities in the second quarter of fiscal 2008. The use of cash in the second quarter of fiscal 2008 was driven by the class action settlement of $936 million. The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during the second quarter of fiscal 2008. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability. Excluding the class action settlement, net cash provided by continuing operating activities in the second quarter of fiscal 2009 was lower as compared to the second quarter of fiscal 2008. The decrease was primarily a result of lower income levels and the draw down of the $50 million letter of credit by the State of New York upon termination of the contract with us to provide a wireless communications network for the State.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $62 million in the second quarter of fiscal 2009 to $95 million as compared to $157 million in the second quarter of fiscal 2008. We expect fiscal 2009 capital spending levels to be approximately $400 million.

        In the second quarter of fiscal 2009, we received additional cash proceeds related to working capital of $6 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008. Also, in the second quarter of fiscal 2009, we received cash proceeds of $6 million related to the divestiture of the Battery Systems business.

        The amount of income taxes paid, net of refunds, during the second quarters of fiscal 2009 and 2008 was $10 million and $118 million, respectively.

  Six Months Ended March 27, 2009 Compared to Six Months Ended March 28, 2008

        Net cash provided by continuing operating activities increased to $457 million in the first six months of fiscal 2009 from $70 million of net cash used in continuing operating activities in the first six months of fiscal 2008. The increase was primarily driven by the class action settlement of $936 million in the first six months of fiscal 2008. Excluding the class action settlement, net cash provided by continuing operating activities in the first six months of fiscal 2009 was lower as compared to the first six months of 2008, primarily due to lower income levels and the draw down of the $50 million letter of credit by the State of New York upon termination of the contract with us to provide a wireless communications network for the State.

        Capital spending decreased $72 million in the first six months of fiscal 2009 to $211 million as compared to $283 million in the first six months of fiscal 2008.

        In the first six months of fiscal 2009, we received additional cash proceeds related to working capital of $29 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008. Also, in the second quarter of fiscal 2009, we received cash proceeds of $6 million related to the divestiture of the Battery Systems business. In the second quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2009 and 2008 was $74 million and $199 million, respectively. Refunds received in the first six months of fiscal 2009 included $15 million which was remitted to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

Capitalization

        Total debt at March 27, 2009 and September 26, 2008 was $2,915 million and $3,181 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding debt.

        In April 2007, our wholly-owned subsidiary, Tyco Electronics Group S.A. ("TEGSA"), entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In the quarter ended March 27, 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. As of March 27, 2009, TEGSA had $342 million of indebtedness outstanding under the Credit Facility leaving $1,083 million of remaining availability.

        At September 26, 2008, TEGSA had $647 million of commercial paper outstanding at an average interest rate of 4.01%. We have repaid and suspended our borrowings under the commercial paper program as a result of low demand and unattractive market conditions. Our commercial paper was partially replaced by borrowings under our Credit Facility and cash from operations.

        Our Credit Facility contains a financial ratio covenant that requires us to limit our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters to no more than 3.5 to 1.0. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 27, 2009, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In March 2009, our board of directors declared a regular quarterly cash dividend of $0.16 per common share to be paid on May 5, 2009. Future dividends to holders of our common shares, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that the board of directors may deem relevant.

        During the second quarter of fiscal 2009, we did not purchase any of our common shares. During the first six months of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million. Also, during the first six months of fiscal 2009, we settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 43 million shares for $1,394 million.

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and our ability to access the capital markets, money markets, or other sources of financing, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding are sufficient to meet our anticipated capital needs for the foreseeable future. Also, we may use excess capital to reduce our outstanding debt levels, including the possible repurchase of our public debt in accordance with applicable law. Current economic conditions have negatively impacted cash generated from operations; however, we continue to believe that actions taken by management to reduce costs and working capital, along with other sources of liquidity, will enable us to meet our future capital needs. There can be no assurance, however, that the cost or availability of future financing will not be impacted by continued financial market instability. We will continue to monitor financial markets, to respond as necessary to changing conditions.

Backlog

        At March 27, 2009, we had a backlog of unfilled orders of $3,063 million compared to a backlog of $3,473 million at September 26, 2008. Backlog by reportable segment was as follows:

	March 27, 2009	September 26, 2008
	(in millions)
Electronic Components	$940	$1,291
Network Solutions	304	339
Specialty Products	346	364
Undersea Telecommunications	1,086	1,128
Wireless Systems(1)	387	351

Total	$3,063	$3,473

    (1)
    Includes $50 million related to the Wireless Systems segment's contract with the State of New York at September 26, 2008. Such amounts were not included in backlog at March 27, 2009. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract.

Commitments and Contingencies

        At March 27, 2009, we had a contingent purchase price commitment of $80 million related to the fiscal 2001 acquisition of Com-Net by the Wireless Systems segment. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on our Condensed Consolidated Financial Statements as we do not believe that any payment is probable or estimable at this time.

Income Tax Matters

        In prior years, in connection with Internal Revenue Service ("IRS") audits of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal years 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Condensed Consolidated Financial Statements.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In addition, in fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and our subsidiaries. As our tax return positions continue to be updated, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the Separation.

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

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle the action entitled Hess v. Tyco International Ltd., et al. brought against certain of Tyco International's former directors and officers, Tyco International's former auditors, and Tyco International. The settlement agreement provided that Tyco International make a payment of $16 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, we recorded a charge of $5 million, for which no tax benefit was available.

        As previously reported, in November 2008, Tyco International entered into a definitive agreement to settle an action entitled Sciallo v. Tyco International Ltd., et al. brought against Tyco International and certain former Tyco International directors and executives. The settlement agreement provided that Tyco International make a payment of $2 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, we recorded a charge of $1 million, for which no tax benefit was available.

        As previously reported, in December 2008, we, Tyco International, and Covidien entered into a settlement agreement with the Commonwealth of Massachusetts Pension Reserves Investment Management Board (the "Massachusetts Pension Board") in connection with claims against Tyco International for which the Massachusetts Pension Board had opted out of the class action settlement described above. The settlement agreement and release provided that Tyco International make a payment of $11 million to the Massachusetts Pension Board, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the first quarter of fiscal 2009, we recorded a charge of $3 million, for which no tax benefit was available.

        During the second quarter of fiscal 2009, pursuant to the Separation and Distribution Agreement, we, Tyco International, and Covidien settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado providing for payments of $43 million and $19 million, respectively. Additionally, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out claims and cases arising under the Employee Retirement Income Security Act. The settlement payments, along with any payments resulting from pending securities litigation claims, are subject to the sharing formula of the Separation and Distribution Agreement. As a result, we recorded a charge in the second quarter of fiscal 2009 of $135 million, for which no tax benefit was available, and have established a reserve for the two settlements and the remaining open claims of $437 million in accrued and other current liabilities with a corresponding $302 million receivable from Tyco International and Covidien in prepaid expenses and other current assets for their portion of the liability. If the final outcome of the unresolved securities proceedings differs from the estimated reserve, our share of any potential additional expense or income under the terms of the Separation and Distribution Agreement may have a material effect on our results of operations, financial position, or cash flows.

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

        At March 27, 2009, we had outstanding letters of credit and letters of guarantee in the amount of $332 million, of which $50 million was related to our contract with the State of New York. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 13 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect our results of operations, financial position, or cash flows.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved tax matters of legacy Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved legacy tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved legacy tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at March 27, 2009 and September 26, 2008. See Notes 10 and 13 to the Condensed Consolidated Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the six months ended March 27, 2009, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

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

        In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." FSP No. FAS 140-4 and FIN 46(R)-8 enhances disclosure regarding the transfer of financial assets and the use of variable interest entities. We adopted FSP No. FAS 140-4 and FIN 46(R)-8 in the first quarter of fiscal 2009. Adoption did not have a material impact on our Condensed Consolidated Financial Statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. SFAS No. 161 was effective for and adopted by us in the second quarter of fiscal 2009. See Note 12 to the Condensed Consolidated Financial Statements for the required disclosures related to derivative instruments and hedging activities.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. We adopted SFAS No. 159 in the first quarter of fiscal 2009. We did not elect to value any existing assets or liabilities at fair value upon adoption, nor did we apply the fair value option to any eligible assets acquired or liabilities incurred during the quarter. See Note 14 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

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

Recently Issued Accounting Pronouncements

        In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP No. FAS 157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in SFAS No. 157. FSP No. FAS 157-4 is effective for us in the third quarter of fiscal 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on our results of operations, financial position, or cash flows.

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for us in the third quarter of fiscal 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on our Condensed Consolidated Financial Statements.

        In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP No. FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 is effective for us in the third quarter of fiscal 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material impact on our results of operations, financial position, or cash flows.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP No. FAS 141(R)-1 addresses initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for us in the first quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 141(R)-1 will have on our results of operations, financial position, or cash flows.

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

        The following risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and "Part II. Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2008 and in this quarterly report, and in Tyco Electronics' Registration Statement on Form S-4 relating to the Swiss Continuation, could also cause our results to differ materially from those expressed in forward-looking statements:

  •
  Current and future conditions in the global economy and global capital and credit markets;

  •
  Conditions affecting demand for products in the industries we serve, particularly the automotive industry and the telecommunications, computer, and consumer electronics industries;

  •
  Risk of future goodwill impairment;

  •
  Competition and pricing pressure;

  •
  Market acceptance of new product introductions and product innovations and product life cycles;

  •
  Consolidation and financial condition of customers and vendors;

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

  •
  Risks relating to our separation on June 29, 2007 from Tyco International Ltd.;

  •
  The possible effects on us of various U.S. and non-U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;

  •
  The impact of fluctuations in the market price of our shares;

  •
  The impact of certain provisions of our Bye-laws on unsolicited takeover proposals;

  •
  Risk that the Swiss Continuation, which is subject to shareholder approval and other conditions, will not be completed; and.

  •
  Risk that the sale of our Wireless Systems business will not be completed.

        There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market rate risk during the first six months of fiscal 2009, except the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forward and swap contracts. The objective is to manage our foreign currency exposures on intercompany transactions, accounts receivable, accounts payable, and other cash transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. Dollar from the March 27, 2009 market rates would increase the unrealized value of our forward contracts by $2 million, while a 10% depreciation of the U.S. Dollar would decrease the unrealized value of our forward contracts by $2 million. A 10% appreciation of the U.S. Dollar from the September 26, 2008 market rates would increase the unrealized value of our forward contracts by $95 million, while a 10% depreciation of the U.S. Dollar would decrease the unrealized value of our forward contracts by $116 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

        We issue debt, from time to time, in capital and money markets to fund our operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we have used and may in the future use interest rate swaps to convert a portion of the fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of the variable rate debt into fixed-rate debt (cash flow hedges). During the first six months of fiscal 2009, we terminated interest rate swaps designated as fair value hedges on $300 million principal amount of our 6.55% senior notes and $200 million principal amount of our 6.00% senior notes that had been outstanding as of September 26, 2008. See Note 12 to the Condensed Consolidated Financial Statements for additional information on the termination of the interest rate swaps. Based on our floating rate debt balances of $342 million and $1,147 million at March 27, 2009 and September 26, 2008, respectively, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $2 million and $6 million at March 27, 2009 and September 26, 2008, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 27, 2009. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        As discussed in "Part II. Item 9A. Controls and Procedures" in our Form 10-K/A for the fiscal year ended September 26, 2008, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes in our Information Statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. As a result of this material weakness, which was not remediated as of March 27, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 27, 2009.

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 27, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2008. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and to "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2008.

Securities Proceedings

        In March 2009, we, Tyco International, and Covidien entered into a settlement agreement and release with the plaintiffs in an action entitled Franklin Mutual Advisers, LLC, et al. v. Tyco International Ltd. arising from class action litigation against Tyco International. The plaintiffs in this case had opted out of the class action settlement described under "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies-Class Action Settlement." The settlement agreement provided that Tyco International make a payment of $43 million to the plaintiffs, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the second quarter of fiscal 2009, we recorded a charge of $13 million, for which no tax benefit was available.

        In March 2009, we, Tyco International, and Covidien entered into a settlement agreement and release with the Public Employees' Retirement Association of Colorado arising from class action litigation against Tyco International. The plaintiff in this case had opted out of the class action settlement described under "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies-Class Action Settlement." The settlement agreement provided that Tyco International make a payment of $19 million to the plaintiff, which payment was subject to the sharing formula contained in the Separation and Distribution Agreement. Pursuant to the sharing formula, in the second quarter of fiscal 2009, we recorded a charge of $6 million, for which no tax benefit was available.

        In March 2009, we recorded an estimated reserve of $375 million representing the best estimate of probable loss for the remaining securities litigation under the Separation and Distribution Agreement. Based upon the sharing formula, in the second quarter of fiscal 2009, we recorded a charge of $116 million, for which no tax benefit was available. At March 27, 2009, our Condensed Consolidated Balance Sheet reflected a $375 million liability in accrued and other current liabilities and a $259 million receivable from Tyco International and Covidien in prepaid expenses and other current assets for their portion of the liability.

State of New York Contract

        On September 19, 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although we dispute that the State has any basis to do so.

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On April 8, 2009, the State filed a motion to dismiss all but the breach of contract claim.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges include an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet. The impairment charge of $61 million is reflected in cost of sales with the remaining $50 million charged to selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. We have not recognized any revenue related to the lease contract.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2008 other than the modification of the risk factor set forth below. The risk factors disclosed in our Annual Report on Form 10-K/A and subsequent Quarterly Report on Form 10-Q, as updated below, in addition to the other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

  Recognition of impairment charges for our goodwill could negatively affect our results of operations.

        We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. Due to further declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, we determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, we determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating our estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which we determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively. As a result of the partial impairment charges, the Communications and Industrial Solutions and Circuit Protection reporting units have remaining goodwill allocations of $1,335 million and $120 million, respectively.

        Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for our reporting units may be insufficient to support carrying value and the goodwill assigned to it, requiring us to perform additional tests for impairment. Further impairment charges, if any, may be material to our results of operations and financial position.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended March 27, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 27, 2008—January 23, 2009	1,357	$—	—	$606,379,371
January 24—February 27, 2009	1,912	—	—	606,379,371
February 28—March 27, 2009	512	—	—	606,379,371

Total	3,781	$—	—	$606,379,371

(1)
This column includes the following transactions which occurred during the fiscal quarter ended March 27, 2009:

(i)
the acquisition of 3,781 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
10.1	Tyco Electronics Ltd. Amended and Restated Employee Stock Purchase Plan (filed herewith)
10.2	Asset Purchase Agreement between Harris Corporation, Tyco Electronics Group S.A. and, solely for the limited purposes of Section 11.09, Tyco Electronics Ltd., dated as of April 16, 2009 (filed herewith)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
	By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 4, 2009