Form 10-Q
period 2009-06-26
Tyco Electronics Ltd.
filed 2009-07-31
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)
Rheinstrasse 20 CH-8200 Schaffhausen, Switzerland (Address of principal executive offices)
+41 (0)52 633 66 61 (Registrant's telephone number)

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

        The number of common shares outstanding as of July 28, 2009 was 458,671,009.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions, except per share data)
Net sales	$2,508	$3,782	$7,558	$10,797
Cost of sales	1,921	2,683	5,713	7,632

Gross income	587	1,099	1,845	3,165
Selling, general, and administrative expenses	330	409	1,070	1,177
Research, development, and engineering expenses	130	152	405	438
Pre-Separation litigation charges, net	—	7	144	30
Restructuring and other charges, net	63	16	329	62
Impairment of goodwill	—	—	3,547	—

Operating income (loss)	64	515	(3,650)	1,458
Interest income	4	6	13	25
Interest expense	(42)	(44)	(125)	(144)
Other income, net	5	1	7	606

Income (loss) from continuing operations before income taxes and minority interest	31	478	(3,755)	1,945
Income tax (expense) benefit	(3)	(191)	577	(502)
Minority interest	(2)	(2)	(5)	(4)

Income (loss) from continuing operations	26	285	(3,183)	1,439
Income (loss) from discontinued operations, net of income taxes	(100)	45	(166)	141

Net income (loss)	$(74)	$330	$(3,349)	$1,580

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.60	$(6.95)	$2.95
Income (loss) from discontinued operations	(0.22)	0.09	(0.36)	0.29

Net income (loss)	$(0.16)	$0.69	$(7.31)	$3.24

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$0.59	$(6.95)	$2.94
Income (loss) from discontinued operations	(0.22)	0.09	(0.36)	0.28

Net income (loss)	$(0.16)	$0.68	$(7.31)	$3.22

Weighted-average number of shares outstanding:
Basic	458	478	458	487
Diluted	459	482	458	490

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 26, 2009	September 26, 2008
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,258	$1,090
Accounts receivable, net of allowance for doubtful accounts of $44 and $40, respectively	1,795	2,656
Inventories	1,640	2,159
Prepaid expenses and other current assets	662	756
Deferred income taxes	203	204
Assets held for sale	—	770

Total current assets	5,558	7,635
Property, plant, and equipment, net	3,106	3,342
Goodwill	3,152	6,749
Intangible assets, net	415	454
Deferred income taxes	2,577	1,915
Receivable from Tyco International Ltd. and Covidien Ltd.	1,246	1,218
Other assets	238	287

Total Assets	$16,292	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1	$20
Accounts payable	951	1,433
Accrued and other current liabilities	1,505	1,558
Deferred revenue	168	207
Liabilities held for sale	—	169

Total current liabilities	2,625	3,387
Long-term debt	2,578	3,161
Long-term pension and postretirement liabilities	706	721
Deferred income taxes	285	289
Income taxes	2,372	2,291
Other liabilities	645	668

Total Liabilities	9,211	10,517

Commitments and contingencies (Note 12)
Minority interest	10	10
Shareholders' Equity:
Preferred shares, none at June 26, 2009; 125,000,000 shares authorized and none outstanding, $0.20 par value, at September 26, 2008	—	—
Common shares, 468,215,574 shares authorized and issued, CHF 2.60 par value, at June 26, 2009; 1,000,000,000 shares authorized and 500,241,706 issued, $0.20 par value, at September 26, 2008	1,049	100
Capital in excess:
Share premium	—	61
Contributed surplus	8,156	10,106
Accumulated (deficit) earnings	(2,361)	1,141
Treasury shares, at cost, 10,000,000 and 36,904,702 shares, respectively	(371)	(1,264)
Accumulated other comprehensive income	598	929

Total Shareholders' Equity	7,071	11,073

Total Liabilities and Shareholders' Equity	$16,292	$21,600

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 26, 2009	June 27, 2008
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$(3,349)	$1,580
(Income) loss from discontinued operations, net of income taxes	166	(141)

Income (loss) from continuing operations	(3,183)	1,439
Adjustments to reconcile net cash provided by (used in) operating activities:
Impairment of goodwill	3,547	—
Tax sharing income	(9)	(606)
Class action settlement	—	(936)
Non-cash restructuring and other charges, net	29	28
Depreciation and amortization	382	399
Deferred income taxes	(692)	205
Provision for losses on accounts receivable and inventory	57	30
Other	56	12
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	779	(152)
Inventories	471	(269)
Inventoried costs on long-term contracts	(107)	(41)
Prepaid expenses and other current assets	224	62
Accounts payable	(470)	81
Accrued and other current liabilities	(248)	(48)
Income taxes	27	—
Deferred revenue	(41)	122
Long-term pension and postretirement liabilities	17	12
Other	(10)	(13)

Net cash provided by continuing operating activities	829	325
Net cash (used in) provided by discontinued operating activities	(42)	26

Net cash provided by operating activities	787	351

Cash Flows From Investing Activities:
Capital expenditures	(270)	(445)
Proceeds from sale of property, plant, and equipment	9	37
Class action settlement escrow	—	936
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	694	102
Proceeds from divestiture of businesses, net of cash retained by businesses sold	16	—
Other	(2)	(21)

Net cash provided by continuing investing activities	447	609
Net cash used in discontinued investing activities	(3)	(10)

Net cash provided by investing activities	444	599

Cash Flows From Financing Activities:
Net (decrease) increase in commercial paper	(649)	651
Repayment of long-term debt	(461)	(1,351)
Proceeds from long-term debt	448	500
Repurchase of common shares	(152)	(832)
Payment of common share dividends	(221)	(205)
Proceeds from exercise of share options	1	51
Transfers (to) from discontinued operations	(49)	32
Other	(4)	(12)

Net cash used in continuing financing activities	(1,087)	(1,166)
Net cash provided by (used in) discontinued financing activities	49	(31)

Net cash used in financing activities	(1,038)	(1,197)

Effect of currency translation on cash	(21)	19
Net increase (decrease) in cash and cash equivalents	172	(228)
Less: net (increase) decrease in cash and cash equivalents related to discontinued operations	(4)	15
Cash and cash equivalents at beginning of period	1,090	944

Cash and cash equivalents at end of period	$1,258	$731

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company") is a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems.

        Effective January 1, 2009, the Company established the Specialty Products Group from its existing businesses. Beginning in the second quarter of fiscal 2009, the results of this new organization are reported as a separate reporting segment. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment. See Note 20 for additional information regarding the Company's segments.

  Change of Domicile

        Effective June 25, 2009, the Company discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended (the "Bermuda Companies Act"), and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss company under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of the Company's shares are now governed by Swiss law, the Company's Swiss articles of association, and its Swiss organizational regulations. The articles of association and organizational regulations were included as exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 25, 2009.

  The Separation

        Effective June 29, 2007, the Company became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    Basis of Presentation (Continued)

conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Current Report on Form 8-K filed June 5, 2009.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2009 and fiscal 2008 are to the Company's fiscal years ending September 25, 2009 and September 26, 2008, respectively.

  Reclassifications

        During the third quarter of fiscal 2009, the Company reclassified certain expenses on its Condensed Consolidated Statements of Operations. Research, development, and engineering expenses, which were previously classified as cost of sales, are separately presented in this report. Also, intangible asset amortization expense, which was previously reflected in selling, general, and administrative expenses, is now presented in cost of sales.

        Research, development, and engineering expenses were $130 million and $152 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $405 million and $438 million for the nine months ended June 26, 2009 and June 27, 2008, respectively. Intangible asset amortization expense was $7 million and $9 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $23 million and $25 million for the nine months ended June 26, 2009 and June 27, 2008, respectively. The reclassifications had no impact on previously reported operating income (loss), net income (loss), or earnings (loss) per share. All prior periods have been reclassified to conform to the current presentation.

2.    Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events." SFAS No. 165 establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009. See Note 21 for the required disclosures related to subsequent events.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB 28-1 in the third quarter of fiscal 2009. See Note 11 for the required disclosures related to the fair value of financial instruments.

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

and hedging activities. SFAS No. 161 was adopted by the Company in the second quarter of fiscal 2009. See Note 11 for the required disclosures related to derivative instruments and hedging activities.

        In June 2007, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on non-vested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to the Company's excess tax benefit pool, as defined under SFAS No. 123(R), "Share-Based Payment." The Company adopted EITF 06-11 in the first quarter of fiscal 2009. Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 was adopted by the Company in the first quarter of fiscal 2009. The Company will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 13 for additional information related to fair value measurements.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS No. 168 introduces the FASB Accounting Standards Codification (the "Codification") that will serve as the single source of authoritative GAAP. Use of the Codification is effective for the Company in the fourth quarter of fiscal 2009. The adoption of the Codification is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 addresses accounting for variable interest entities, amending FASB Interpretation No. ("FIN") 46(R). SFAS No. 167 is effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that SFAS No. 167 will have on its results of operations, financial position, or cash flows.

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

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for the Company in the fourth quarter of fiscal 2010. The Company is currently assessing the impact that FSP No. FAS 132(R)-1 will have on its Consolidated Financial Statements.

3.    Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during the quarters and nine months ended June 26, 2009 and June 27, 2008:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Restructuring and related charges, net	$60	$16	$320	$62
Loss on divestiture and other charges	3	—	9	—

	$63	$16	$329	$62

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and nine months ended June 26, 2009 and June 27, 2008 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Electronic Components	$43	$11	$245	$41
Network Solutions	15	4	42	18
Specialty Products	1	—	27	—
Undersea Telecommunications	1	1	5	4

	60	16	319	63
Less: (charges) credits in cost of sales	—	—	1	(1)

Restructuring and related charges, net	$60	$16	$320	$62

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and nine months ended June 26, 2009 and June 27, 2008 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Cash charges	$54	$8	$290	$35
Non-cash charges	6	8	29	28

	60	16	319	63
Less: (charges) credits in cost of sales	—	—	1	(1)

Restructuring and related charges, net	$60	$16	$320	$62

Cash Charges

        Activity in the Company's restructuring reserves during the first nine months of fiscal 2009 is summarized as follows:

	Balance at September 26, 2008	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at June 26, 2009
	(in millions)
Fiscal 2009 Actions:
Employee severance	$—	$226	$(96)	$(4)	$5	$131
Facility exit costs	—	5	(2)	—	3	6
Other	—	4	(4)	—	15	15

Total	—	235	(102)	(4)	23 (1)	152

Fiscal 2008 Actions:
Employee severance	118	—	(46)	30	(7)	95
Facility exit costs	—	8	(4)	—	(1)	3
Other	2	11	(5)	—	(1)	7

Total	120	19	(55)	30	(9)	105

Pre-Fiscal 2008 Actions:
Employee severance	31	—	(22)	(4)	(2)	3
Facilities exit costs	58	11	(18)	—	(2)	49
Other	2	3	(3)	—	—	2

Total	91	14	(43)	(4)	(4)	54

Total Activity	$211	$268	$(200)	$22	$10	$311

(1)
Includes $18 million of restructuring liabilities retained when the Wireless Systems business was sold in the third quarter of fiscal 2009. See Note 4 for additional information regarding the divestiture of the Wireless Systems business.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during the nine months ended June 26, 2009, the Company recorded restructuring charges of $231 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $32 million relating to these initiated actions by completion.

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during the first nine months of fiscal 2009, the Company recorded restructuring charges of $49 million, primarily related to employee severance and benefits, including $30 million of changes in estimate primarily associated with the exit of a European manufacturing operation in the Electronic Components segment. During the first nine months of fiscal 2008, the Company recorded restructuring charges of $23 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $17 million relating to these initiated actions by completion.

  Pre-Fiscal 2008 Actions

        During the first nine months of fiscal 2009 and 2008, the Company recorded restructuring charges of $6 million and $9 million, respectively, related to fiscal 2007 actions. The Company expects to complete all restructuring activities commenced in fiscal 2007 by the end of fiscal 2009 and to incur additional charges of approximately $1 million relating to these actions by completion.

        Also, during the first nine months of fiscal 2009 and 2008, the Company recorded restructuring charges of $4 million and $3 million, respectively, primarily relating to interest accretion on restructuring reserves for activities announced in prior fiscal years.

  Non-Cash Charges

        During the first nine months of fiscal 2009 and 2008, the Company recorded non-cash charges of $29 million and $28 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    Restructuring and Other Charges, Net (Continued)

  Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	June 26, 2009	September 26, 2008
	(in millions)
Electronic Components	$215	$121
Network Solutions	34	33
Specialty Products	13	3
Undersea Telecommunications	49	54

Restructuring reserves	$311	$211

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	June 26, 2009	September 26, 2008
	(in millions)
Accrued and other current liabilities	$254	$131
Other liabilities	57	80

Restructuring reserves	$311	$211

Divestiture and Other Charges

        The Company recorded a pre-tax loss on divestiture and other charges of $3 million and $9 million during the quarter and nine months ended June 26, 2009, respectively, primarily related to the sale of the Battery Systems business which occurred during the second quarter of fiscal 2009. The Battery Systems business, which was part of the Electronic Components segment, was sold for net cash proceeds of $14 million after working capital adjustments. The Company has presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality.

4.    Discontinued Operations

        In April 2009, the Company entered into a definitive agreement to sell its Wireless Systems business. In the third quarter of fiscal 2009, the Company completed the sale for $665 million in net cash proceeds and recognized a pre-tax gain of $55 million on this transaction. The proceeds and gain on sale are subject to a final working capital adjustment.

        During the nine months ended June 26, 2009, the Company received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The Company's Condensed Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

        In the first quarter of fiscal 2008, in connection with the sale of its Power Systems business, the Company received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Discontinued Operations (Continued)

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, and Power Systems businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems business was a component of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes for the quarters and nine months ended June 26, 2009 and June 27, 2008:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Net sales	$47	$255	$262	$808

Pre-tax income (loss) from discontinued operations	$(22)	$28	$(130)	$55
Pre-tax gain on sale of discontinued operations	55	—	59	56
Income tax (provision) benefit	(133)	17	(95)	30

Income (loss) from discontinued operations, net of income taxes	$(100)	$45	$(166)	$141

        Pre-tax loss from discontinued operations for the nine months ended June 26, 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 12 for additional information regarding the State of New York contract. The income tax provision on discontinued operations for the quarter and nine months ended June 26, 2009 includes $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of adjustments to the estimated tax provision on a previously divested business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal year 2008 income tax returns.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    Discontinued Operations (Continued)

        The following table presents balance sheet information for assets and liabilities held for sale at September 26, 2008; there were no such amounts at June 26, 2009:

September 26, 2008
(in millions)
Accounts receivable, net	$70
Inventories	153
Property, plant, and equipment, net	175
Goodwill	319
Intangible assets, net	32
Other assets	21

Total assets	$770

Accounts payable	$36
Accrued and other current liabilities	38
Deferred revenue	40
Other liabilities	55

Total liabilities	$169

5.    Inventories

        Inventories consisted of the following:

	June 26, 2009	September 26, 2008
	(in millions)
Raw materials	$270	$410
Work in progress	457	670
Inventoried costs on long-term contracts	221	115
Finished goods	692	964

Inventories	$1,640	$2,159

6.    Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Specialty Products	Total
	(in millions)
Balance at September 26, 2008	$4,890	$849	$1,010	$6,749
Divestiture of the Battery Systems business	(14)	—	—	(14)
Impairment	(3,435)	—	(112)	(3,547)
Currency translation	(34)	—	(2)	(36)

Balance at June 26, 2009	$1,407	$849	$896	$3,152

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    Goodwill (Continued)

        The Company tests goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. As a result of declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, the Company determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, the Company determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which the Company determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively, in the second quarter of fiscal 2009.

7.    Intangible Assets, Net

        The Company's intangible assets were as follows:

	June 26, 2009				September 26, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$724	$(322)	$402	24 years	$764	$(323)	$441	24 years
Other	17	(4)	13	50 years	16	(3)	13	49 years

Total	$741	$(326)	$415	25 years	$780	$(326)	$454	25 years

        Intangible asset amortization expense, which is recorded in cost of sales, was $7 million and $9 million for the quarters ended June 26, 2009 and June 27, 2008, respectively, and $23 million and $25 million for the nine months ended June 26, 2009 and June 27, 2008, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2009	$8
Fiscal 2010	30
Fiscal 2011	29
Fiscal 2012	28
Fiscal 2013	28
Fiscal 2014	28
Thereafter	264

$415

8.    Debt

        Debt was as follows:

	June 26, 2009	September 26, 2008
	(in millions)
6.00% senior notes due 2012(1)	$812	$800
5.95% senior notes due 2014(1)	300	300
6.55% senior notes due 2017(1)	795	753
7.125% senior notes due 2037(1)	498	498
Commercial paper, at an average interest rate of 4.01% at September 26, 2008	—	647
Other	174	183

Total debt	2,579	3,181
Less current portion(2)	1	20

Long-term debt	$2,578	$3,161

(1)
Senior notes are recorded at face amount, net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at June 26, 2009 and September 26, 2008 was comprised of amounts shown as other.

        On June 9, 2009, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. The debt subject to the tender offer is reflected as long-term on the Company's Condensed Consolidated Balance Sheet as of June 26, 2009. Subsequent to the quarter ended June 26, 2009, the Company completed the tender offer. See Note 21 for additional information regarding the tender offer.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In the quarter ended March 27, 2009, $75 million of the commitment was assigned by

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    Debt (Continued)

Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At June 26, 2009 and September 26, 2008, TEGSA had no borrowings under the Credit Facility.

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

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. See Notes 11 and 21 for additional information on interest rate swaps.

        The fair value of the Company's debt was approximately $2,277 million and $3,115 million at June 26, 2009 and September 26, 2008, respectively.

9.    Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-Separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled by the Company with respect to unresolved pre-Separation tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved pre-Separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation. The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

        At June 26, 2009 and September 26, 2008, the Company had a FIN 45 liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million which was reflected in other liabilities on the Condensed Consolidated Balance Sheets.

        In disposing of assets or businesses, the Company often provides representations, warranties, and/or indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.    Guarantees (Continued)

the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's results of operations, financial position, or cash flows.

        At June 26, 2009, the Company had outstanding letters of credit and letters of guarantee in the amount of $341 million, of which $50 million was related to its contract with the State of New York. See Note 12 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 12, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and nine months ended June 26, 2009 and June 27, 2008 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Balance at beginning of period	$34	$23	$27	$20
Warranties issued	5	1	8	4
Warranty expirations and changes in estimate	1	2	7	3
Settlements	(5)	(1)	(7)	(2)

Balance at end of period	$35	$25	$35	$25

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Retirement Plans

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended June 26, 2009 and June 27, 2008 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Service cost	$2	$1	$15	$16	$—	$—
Interest cost	15	14	23	21	1	—
Expected return on plan assets	(15)	(19)	(16)	(18)	—	—
Amortization of prior service costs	—	—	(1)	(1)	—	—
Amortization of net actuarial loss	3	2	3	2	—	—
Settlement gain	—	—	—	(1)	—	—

Net periodic benefit cost (credit)	$5	$(2)	$24	$19	$1	$—

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the nine months ended June 26, 2009 and June 27, 2008 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Service cost	$5	$4	$44	$46	$—	$—
Interest cost	44	42	67	61	2	2
Expected return on plan assets	(46)	(56)	(48)	(54)	—	—
Amortization of prior service costs	—	—	(1)	(1)	—	—
Amortization of net actuarial loss	11	5	10	6	—	—
Settlement gain	—	—	—	(3)	—	—

Net periodic benefit cost (credit)	$14	$(5)	$72	$55	$2	$2

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2009 of $4 million for U.S. plans and $77 million for non-U.S. plans. During the nine months ended June 26, 2009, the Company contributed $70 million to its U.S. and non-U.S. plans.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.    Retirement Plans (Continued)

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2009. During the nine months ended June 26, 2009, Company contributions to its postretirement benefit plans were $1 million.

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

11.    Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of June 26, 2009 and September 26, 2008. See Note 8 for disclosure of the fair value of debt and Note 13 for additional information on fair value measurements.

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

        The Company accounts for derivative financial instrument contracts on its Condensed Consolidated Balance Sheets at fair value. For instruments not designated as hedges under SFAS No. 133, the changes in the instruments' fair value are recognized as selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. For instruments designated as cash flow hedges under SFAS No. 133, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge are recognized currently, based on the nature of the ineffectiveness, in cost of sales or selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major financial institutions worldwide with long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at June 26, 2009, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments (Continued)

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

        At June 26, 2009 and September 26, 2008, the Company had net liabilities of $7 million and $5 million, respectively, on the Condensed Consolidated Balance Sheets related to foreign exchange instruments. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

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

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. The Company recognized reductions in interest expense relating to these swaps of $2 million and $7 million during the quarter and nine months ended June 26, 2009, respectively, on the Condensed Consolidated Statements of Operations.

        During fiscal 2007, in anticipation of issuing fixed-rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under SFAS No. 133. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. The Company recognized interest expense relating to these swaps of $2 million in the quarters ended June 26, 2009 and June 27, 2008, and $5 million in the nine months ended June 26, 2009 and June 27, 2008, on the Condensed Consolidated Statements of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments (Continued)

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,279 million and $1,161 million at June 26, 2009 and September 26, 2008, respectively. As a result of the hedges of net investment, the Company reclassified a foreign exchange loss of $38 million and a gain of $54 million during the quarters ended June 26, 2009 and June 27, 2008, respectively, and losses of $17 million and $283 million during the nine months ended June 26, 2009 and June 27, 2008, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 17.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges pursuant to SFAS No. 133. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 26, 2009 and September 26, 2008, the Company's commodity hedges, which related to purchases of gold, were in a gain position of $2 million and had a notional value of $9 million and $21 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales. The Company did not engage in commodities hedges during the first nine months of fiscal 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of June 26, 2009 is summarized below.

	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$2	$2
Commodity swap contracts	2	—

Total derivatives designated as hedging instruments	4	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	5	12

Total derivatives not designated as hedging instruments	5	12

Total derivatives	$9	$14

    (1)
    All derivatives in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet, except where a right of offset against liability positions exists. As disclosed in Note 13, derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet totaled $3 million.

    (2)
    All derivatives in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 13, derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheet totaled $8 million.

    (3)
    Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations for the quarter and nine months ended June 26, 2009 were as follows:

		Amount of Gain Recognized
		For the Quarter Ended	For the Nine Months Ended
	Location of Gain Recognized on Derivative
Derivatives Designated as Fair Value Hedges		June 26, 2009	June 26, 2009
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$7

Total		$2	$7

(1)
Interest rate swaps were terminated in December 2008. See discussion above.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarter and nine months ended June 26, 2009 were as follows:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)
For the Quarter Ended June 26, 2009:
Foreign currency contracts	$—	Cost of sales	$(2)	Cost of sales(2)	$—
Commodity swap contracts	—	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(1)	—	Interest expense	(2)	Interest expense	—

Total	$—		$(3)		$—

For the Nine Months Ended June 26, 2009:
Foreign currency contracts	$(1)	Cost of sales	$(2)	Cost of sales(2)	$—
Commodity swap contracts	1	Cost of sales	2	Cost of sales	—
Forward starting interest rate swaps(1)	—	Interest expense	(5)	Interest expense	—

Total	$—		$(5)		$—

(1)
Forward starting interest rate swaps were terminated in September 2007. See discussion above.

(2)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the quarter and nine months ended June 26, 2009 were as follows:

		Amount of Loss Recognized
		For the Quarter Ended	For the Nine Months Ended
	Location of Loss Recognized on Derivative
Derivatives not Designated as Hedging Instruments		June 26, 2009	June 26, 2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(4)	$(176)

Total		$(4)	$(176)

        During the nine months ended June 26, 2009, the Company incurred losses of $176 million as a result of marking foreign currency derivatives not designated as hedging instruments to fair value, particularly derivatives related to certain Eastern European currencies. These losses were largely offset by the gains realized as a result of re-measuring assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. These gains and losses were reflected in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

        Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which the Company was responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities filed actions separately against Tyco International and/or Tyco International, Covidien, and the Company. In addition, several securities cases remain outstanding, including several cases asserting claims arising under the Employee Retirement Income Security Act ("ERISA").

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in the first quarter of fiscal 2009, Tyco International, Covidien, and the Company entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. Pursuant to the sharing formula in the Separation and Distribution Agreement, the Company recorded charges of $9 million, for which no tax benefit was available.

        As previously reported, in the second quarter of fiscal 2009, Tyco International, Covidien, and the Company settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula, the Company recorded charges of $19 million, for which no tax benefit was available. Additionally, as previously reported, the Company recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out cases and cases arising under ERISA. As a result, the Company recorded a charge in the second quarter of fiscal 2009 of $116 million for its share of the reserves, for which no tax benefit was available.

        During the third quarter of fiscal 2009, Tyco International, Covidien, and the Company settled five of the remaining opt-out cases for $199 million. Pursuant to the sharing formula, the Company's share of the settlement amounts was $62 million. As the Company had previously established reserves for these opt-out cases, the settlements did not impact its Condensed Consolidated Statement of Operations.

        During the third quarter of fiscal 2009, Tyco International, Covidien, and the Company agreed to settle for a total of $70 million, subject to the entry of a final order by the court approving the settlement, eight consolidated class actions brought under ERISA against Tyco International and

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

certain of its current and former employees, officers and directors, which are subject to the sharing formula in the Separation and Distribution Agreement. Pursuant to the sharing formula, the Company's share of the settlement amount is $22 million. As discussed above, the Company had previously established a reserve for this consolidated action.

  Investigations

        As previously reported in the Company's periodic filings, Tyco International and others received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the Separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to the Company. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, the Company's share of such potential losses also is not estimable and may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the fiscal years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The Company continues to believe that the amounts recorded on its Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to the Company's results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In connection with the amendment process, during the third quarter of fiscal 2009, the Company recorded the tax impacts of certain proposed adjustments to previously filed tax returns that resulted in a $31 million increase in income tax liabilities, a $5 million increase in deferred tax assets, an $18 million increase in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, and an $8 million decrease in contributed surplus. In addition, in fiscal 2008, Tyco International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and the Company's subsidiaries. As the Company's tax return positions continue to be updated, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the Separation.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 26, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $25 million. As of June 26, 2009, the Company concluded that the best estimate within this range is approximately $16 million, of which $4 million is included in accrued and other current liabilities and $12 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

Matters Related to the Company's Former Wireless Systems Business

        Certain liabilities and contingencies related to the Company's Wireless Systems business were retained by the Company when this business was sold in the third quarter of fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 4 for additional information regarding the divestiture of the Wireless Systems business.

  State of New York Contract

        On September 19, 2005, the Company was awarded a twenty-year lease contract with the State of New York to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, the Company was served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, the Company had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, the Company informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified the Company that, in the State's opinion, the Company had not fully remediated the issues cited by the State and it had determined that the Company was in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by the Company. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although the Company disputes that the State has any basis to do so.

        On February 13, 2009, the Company filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    Commitments and Contingencies (Continued)

convenience." On April 8, 2009, the State filed a motion to dismiss all but the breach of contract claim, thereby automatically staying all discovery in the litigation. On April 27, 2009, the Company filed a motion to lift the automatic stay on discovery, and on May 14, 2009, the Company filed a brief in opposition to the State's motion to dismiss. The return date for both of these motions was set at May 20, 2009. Both motions are currently under consideration with the court.

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as a result of the Company's sale of the Wireless Systems business. See Note 4 for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet. The Company has not recognized any revenue related to the lease contract.

  Com-Net

        At June 26, 2009, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Company's Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

13.    Fair Value Measurements

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

        SFAS No. 157 specifies a fair value hierarchy based upon the observability of the inputs utilized in the valuation. Observable inputs (highest level) reflect market data obtained from independent sources,

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Fair Value Measurements (Continued)

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

        Assets and liabilities recorded at fair value were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value at June 26, 2009
Description	Level 1	Level 2	Level 3
	(in millions)
Assets:
Commodity swap contracts	$2	$—	$—	$2
Foreign currency contracts	—	1	—	1
Rabbi trust assets	75	—	—	75

Total assets at fair value	$77	$1	$—	$78

Liabilities:
Foreign currency contracts	$—	$8	$—	$8

        The Company does not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective assets and liabilities measured at fair value:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted futures exchanges (level 1).

  •
  Foreign currency contracts—Fair value of these assets and liabilities is determined based on observable market transactions of spot currency rates and forward rates (level 2).

  •
  Rabbi trust assets—Rabbi trust assets are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets (level 1).

        The majority of derivatives entered into by the Company are valued using the over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13.    Fair Value Measurements (Continued)

derivative instruments materially differ from the amounts that could be realized upon settlement or maturity.

14.    Income Taxes

        The Company recorded a tax provision of $3 million, an effective income tax rate of 9.7%, for the quarter ended June 26, 2009 and recorded a tax provision of $191 million, an effective income tax rate of 40.0%, for the quarter ended June 27, 2008. The effective tax rate for the quarter ended June 26, 2009 reflects the tax benefits recognized in connection with fiscal 2009 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest and taxes related to uncertain tax positions. The effective tax rate for the quarter ended June 27, 2008 includes the effects of accruals related to the estimated tax impacts of certain intercompany dividends as well as accruals of interest and taxes related to uncertain tax positions.

        For the nine months ended June 26, 2009, the Company recognized a tax benefit of $577 million, an effective income tax rate of 15.4%, and for the nine months ended June 27, 2008 recorded a tax provision of $502 million, an effective income tax rate of 25.8%. The effective tax rate for the nine months ended June 26, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $144 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. For the nine months ended June 27, 2008, the effective tax rate includes the impact of $572 million of pre-tax income recognized in connection with the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," for which no tax was provided. In addition, the effective tax rate for the nine months ended June 27, 2008 includes the effects of accruals of interest and taxes related to uncertain tax positions.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 26, 2008, the Company had recorded $1,110 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,106 million was recorded in income taxes and $4 million was recorded in accrued and other current liabilities. During the quarter and nine months ended June 26, 2009, the Company recognized $38 million and $100 million, respectively, of interest and penalties on the Condensed Consolidated Statements of Operations. As of June 26, 2009, the balance of accrued interest and penalties was $1,219 million, of which $1,217 million was recorded in income taxes and $2 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    Income Taxes (Continued)

        Although it is difficult to predict the timing or results of certain pending examinations, it is possible that Tyco International may reach agreement on certain matters within the next twelve months. The Company is not aware of any matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Company's Condensed Consolidated Balance Sheet as of June 26, 2009.

15.    Other Income

        In the quarters ended June 26, 2009 and June 27, 2008, the Company recorded net other income of $5 million and $1 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the nine months ended June 26, 2009, the Company recorded net other income of $7 million, primarily consisting of $9 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $2 million of unrealized losses on rabbi trust assets. In the nine months ended June 27, 2008, the Company recorded other income of $606 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million related to certain incremental tax liabilities recorded by the Company upon the initial adoption of FIN 48.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Shareholders' Equity

        The following table sets forth the changes in the components of shareholder's equity:

	Common Shares		Treasury Shares					Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)		Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2008	500	$100	(37)	$(1,264)	$61	$10,106	$1,141	$929	$11,073
Adoption of EITF Issue No. 06-10	—	—	—	—	—	—	(5)	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,349)	—	(3,349)
Currency translation	—	—	—	—	—	—	—	(349)	(349)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	13	13
Gain on cash flow hedge	—	—	—	—	—	—	—	5	5

Total comprehensive loss									(3,680)

Change of Domicile:
Reverse share split and issuance of fully paid up shares	—	1,101	—	—	—	(1,101)	—	—	—
Cancellations of common shares held in treasury	(32)	(77)	32	1,018	—	(941)	—	—	—
Reallocation of share premium to contributed surplus	—	—	—	—	(61)	61	—	—	—
Compensation expense	—	—	—	—	—	40	—	—	40
Distributions and dividends declared	—	(75)	—	—	—	—	(147)	—	(222)
Exercise of share options	—	—	—	1	—	—	(1)	—	—
Treasury shares acquired	—	—	—	(2)	—	—	—	—	(2)
Restricted share award vestings and other activity	—	—	1	1	—	(1)	—	—	—
Adjustment for pre-Separation tax matters	—	—	—	—	—	(8)	—	—	(8)
Repurchase of common shares	—	—	(6)	(125)	—	—	—	—	(125)

Balance at June 26, 2009	468	$1,049	(10)	$(371)	$—	$8,156	$(2,361)	$598	$7,071

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Shareholders' Equity (Continued)

  Change of Domicile

        As discussed in Note 1, effective June 25, 2009, the Company changed its jurisdiction of incorporation from Bermuda to Switzerland. In connection with the Change of Domicile and in accordance with the laws of Switzerland, the par value of the Company's common shares increased from $0.20 per share to 2.60 Swiss Francs ("CHF") per share (or $2.40 based on an exchange rate in effect on June 22, 2009). The Change of Domicile was approved at a special meeting of shareholders held on June 22, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Shareholders' Equity:

  1)
  the par value of common shares was increased from $0.20 to CHF 2.60 through a 1-for-12 reverse share split, followed by the issuance of 11 fully paid bonus shares so that the same number of shares were outstanding before and after the Change of Domicile but with an increased par value per share, which reduced contributed surplus by $1.1 billion with a corresponding increase to common shares;

  2)
  the cancellation of approximately 32 million shares held in treasury;

  3)
  the elimination of share premium with a corresponding increase to contributed surplus, all of which was designated as freely distributable reserves for Swiss corporate law purposes; and

  4)
  the elimination of 125 million authorized preferred shares, none of which were issued and outstanding.

  Preferred Shares

        In connection with the Change of Domicile, as discussed above, all authorized preferred shares were eliminated. At September 26, 2008, the Company had authorized 125,000,000 preferred shares, par value of $0.20, none of which were issued and outstanding.

  Common Shares

        As a result of the adoption of the Company's new articles of association in connection with the Change of Domicile but prior to the distribution to shareholders discussed under "Distributions to Shareholders" below, the Company's ordinary share capital was $1,124 million with 468 million registered common shares and a par value of CHF 2.60 (or $2.40 based on an exchange rate in effect on June 22, 2009). Subject to certain conditions specified in the articles of association, the shareholders have authorized the Company's board of directors to increase the Company's share capital by issuing up to 234 million conditional shares and up to 234 million authorized shares (until June 22, 2011). Although the Company states its par value in Swiss Francs, it continues to use the U.S. Dollar as its reporting currency for preparing its Consolidated Financial Statements.

  Common Shares Held in Treasury

        Prior to the Change of Domicile, approximately 32 million shares held by the Company in treasury were cancelled, leaving 10 million shares held in treasury as of June 26, 2009. At September 26, 2008, there were 37 million shares held in treasury.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    Shareholders' Equity (Continued)

  Share Premium and Contributed Surplus

        As of September 26, 2008, the Company was incorporated under the laws of Bermuda. Prior to the Change of Domicile, in accordance with the Bermuda Companies Act, when the Company issued shares for cash at a premium to their par value, the resulting premium was an increase to a share premium account, a non-distributable reserve. Contributed surplus, subject to certain conditions, is a distributable reserve.

  Distributions to Shareholders

        Under current Swiss law, distributions to shareholders made in the form of a reduction of registered share capital are exempt from Swiss withholding tax. Beginning on January 1, 2011, subject to the adoption of implementing regulations and amendments to Swiss tax law, distributions to shareholders made out of contributed surplus will be exempt from Swiss withholding tax. Distributions or dividends on the Company's shares must be approved by the Company's shareholders.

        On June 22, 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.17 per share, which will be paid to holders of record on the record date upon effectiveness of the capital reduction. The record date and the payment date are expected to occur in the quarter ending September 25, 2009. This capital reduction will reduce the par value of the Company's common shares from CHF 2.60 (equivalent to $2.40) to CHF 2.43 (equivalent to $2.24). The distribution will be paid in U.S. Dollars at a rate of $0.16 per share.

        Upon approval by the shareholders of the cash distribution, the Company recorded a liability of $75 million with a corresponding charge to common shares in the quarter ended June 26, 2009. Unpaid dividends and distributions to shareholders are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at June 26, 2009 and September 26, 2008, respectively.

  Share Repurchase Program

        During the third quarter of fiscal 2009, the Company did not purchase any of its common shares under its share repurchase program. During the first nine months of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million. Also, during the first nine months of fiscal 2009, the Company settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 43 million shares for $1,394 million.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Net income (loss)	$(74)	$330	$(3,349)	$1,580
Currency translation(1)	137	—	(349)	233
Gain on cash flow hedge	3	2	5	5
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	4	2	13	5

Total comprehensive income (loss)	$70	$334	$(3,680)	$1,823

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

18.    Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the Company's net income (loss) divided by the basic weighted-average number of common shares.

        The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Weighted-average shares outstanding:
Basic	458	478	458	487
Share options and restricted share awards	1	4	—	3

Diluted	459	482	458	490

        For the nine months ended June 26, 2009, non-vested restricted share awards and non-vested options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculation of diluted loss per share, as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share were 1 million for the nine months ended June 26, 2009.

        Certain share options were not included in the computation of diluted (loss) earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 21 million and 16 million as of June 26, 2009 and June 27, 2008, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Share Plans

        The Company follows the provisions of SFAS No. 123(R). Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $12 million and $13 million during the quarters ended June 26, 2009 and June 27, 2008, respectively, of which $1 million was included in income (loss) from discontinued operations for the quarter ended June 27, 2008. During the nine months ended June 26, 2009 and June 27, 2008, total share-based compensation costs were $40 million and $48 million, respectively, of which $2 million and $3 million, respectively, were included in income (loss) from discontinued operations. All share-based compensation costs not related to discontinued operations are presented in selling, general, and administrative expenses.

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of June 26, 2009 and changes during the nine months then ended are presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2008	3,328,270	$36.97
Granted	2,897,278	14.26
Vested	(902,148)	33.67
Forfeited	(540,061)	23.07

Non-vested at June 26, 2009	4,783,339	$25.41

        As of June 26, 2009, there were $66 million of unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

  Share Options

        A summary of the Company's outstanding share option award grants as of June 26, 2009 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 26, 2008	25,465,020	$43.81
Granted	4,260,100	14.43
Exercised	(33,717)	16.46
Expired	(2,468,005)	51.38
Forfeited	(564,572)	29.80

Outstanding at June 26, 2009	26,658,826	$38.74	4.7	$24

Vested and non-vested expected to vest at June 26, 2009	25,737,551	$39.28	4.7	$22
Exercisable at June 26, 2009	19,737,826	$43.80	3.3	$8

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19.    Share Plans (Continued)

        As of June 26, 2009, there were $34 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.

  Share-Based Compensation

        The weighted-average grant-date fair value of options granted during the nine months ended June 26, 2009 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the nine months then ended were as follows:

Weighted-average grant-date fair value	$3.54
Assumptions:
Expected share price volatility	39%
Risk free interest rate	2.4%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.0

20.    Segment Data

        The Company sold its Wireless Systems business in May 2009. Beginning in the third quarter of fiscal 2009, the Wireless Systems business has been reclassified as discontinued operations. See Note 4 for additional information regarding discontinued operations and the divestiture of the Wireless Systems business. Prior to reclassification to held for sale and discontinued operations, this business was reported as the Company's former Wireless Systems segment.

        Effective January 1, 2009, the Company established the Specialty Products Group from its existing businesses. Beginning in the second quarter of fiscal 2009, the results of this new organization are reported as a separate reporting segment. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment.

        The following segment information reflects the Company's current segment reporting structure. Prior period segment results have been reclassified to conform to the current presentation.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Segment Data (Continued)

        Net sales by segment for the quarters and nine months ended June 26, 2009 and June 27, 2008 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Electronic Components	$1,424	$2,467	$4,329	$7,022
Network Solutions	425	574	1,283	1,602
Specialty Products	340	463	1,053	1,310
Undersea Telecommunications	319	278	893	863

Total(1)	$2,508	$3,782	$7,558	$10,797

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income (loss) by segment for the quarters and nine months ended June 26, 2009 and June 27, 2008 was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009		June 27, 2008
	(in millions)
Electronic Components	$(82)	$333	$(3,754	)(1)	$949
Network Solutions	31	66	96		186
Specialty Products	42	83	(13	)(1)	231
Undersea Telecommunications	73	40	165		122
Pre-Separation litigation charges, net	—	(7)	(144)		(30)

Operating income (loss)	$64	$515	$(3,650)		$1,458

(1)
The Electronic Components and Specialty Products segments recorded charges of $3,435 million and $112 million, respectively, related to the impairment of goodwill. See Note 6 for additional information regarding the impairment of goodwill.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at June 26, 2009 and September 26, 2008 were as follows:

	June 26, 2009	September 26, 2008
	(in millions)
Electronic Components	$4,237	$5,578
Network Solutions	950	1,139
Specialty Products	638	786
Undersea Telecommunications	716	654

Total segment assets(1)	6,541	8,157
Other current assets	2,123	2,820
Other non-current assets	7,628	10,623

Total assets	$16,292	$21,600

    (1)
    Segment assets are comprised of accounts receivable, inventory, and property, plant, and equipment. Corporate assets are allocated to the segments based on segment assets.

21.    Subsequent Events

        On June 9, 2009, TEGSA commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in the quarter ending September 25, 2009, the Company will record a pre-tax gain of approximately $22 million, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated starting forward interest rate swaps designated as cash flow hedges will be recognized as interest expense.

        The Company has evaluated subsequent events through July 31, 2009, the date on which the financial statements were issued.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,508	$—	$2,508
Cost of sales	—	—	1,921	—	1,921

Gross income	—	—	587	—	587
Selling, general, and administrative expenses	48	3	279	—	330
Research, development, and engineering expenses	—	—	130	—	130
Restructuring and other charges, net	—	—	63	—	63

Operating income (loss)	(48)	(3)	115	—	64
Interest income	—	—	4	—	4
Interest expense	—	(38)	(4)	—	(42)
Other income, net	—	—	5	—	5
Equity in net income (loss) of subsidiaries	(22)	96	—	(74)	—
Equity in net loss of subsidiaries of discontinued operations	—	(100)	—	100	—
Intercompany interest and fees	(4)	23	(19)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(74)	(22)	101	26	31
Income tax expense	—	—	(3)	—	(3)
Minority interest	—	—	(2)	—	(2)

Income (loss) from continuing operations	(74)	(22)	96	26	26
Loss from discontinued operations, net of income taxes	—	—	(100)	—	(100)

Net loss	$(74)	$(22)	$(4)	$26	$(74)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,782	$—	$3,782
Cost of sales	—	—	2,683	—	2,683

Gross income	—	—	1,099	—	1,099
Selling, general, and administrative expenses	7	9	393	—	409
Research, development, and engineering expenses	—	—	152	—	152
Pre-Separation litigation charges, net	7	—	—	—	7
Restructuring and other charges, net	—	—	16	—	16

Operating income (loss)	(14)	(9)	538	—	515
Interest income	—	—	6	—	6
Interest expense	—	(41)	(3)	—	(44)
Other income, net	—	1	—	—	1
Equity in net income of subsidiaries	351	330	—	(681)	—
Equity in net income of subsidiaries of discontinued operations	—	45	—	(45)	—
Intercompany interest and fees	(7)	25	(18)	—	—

Income from continuing operations before income taxes and minority interest	330	351	523	(726)	478
Income tax expense	—	—	(191)	—	(191)
Minority interest	—	—	(2)	—	(2)

Income from continuing operations	330	351	330	(726)	285
Income from discontinued operations, net of income taxes	—	—	45	—	45

Net income	$330	$351	$375	$(726)	$330

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$7,558	$—	$7,558
Cost of sales	—	—	5,713	—	5,713

Gross income	—	—	1,845	—	1,845
Selling, general, and administrative expenses	76	7	987	—	1,070
Research, development, and engineering expenses	—	—	405	—	405
Pre-Separation litigation charges, net	144	—	—	—	144
Restructuring and other charges, net	—	—	329	—	329
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(220)	(7)	(3,423)	—	(3,650)
Interest income	—	—	13	—	13
Interest expense	—	(116)	(9)	—	(125)
Other income, net	—	—	7	—	7
Equity in net loss of subsidiaries	(3,106)	(2,868)	—	5,974	—
Equity in net loss of subsidiaries of discontinued operations	—	(166)	—	166	—
Intercompany interest and fees	(23)	51	(28)	—	—

Loss from continuing operations before income taxes and minority interest	(3,349)	(3,106)	(3,440)	6,140	(3,755)
Income tax benefit	—	—	577	—	577
Minority interest	—	—	(5)	—	(5)

Loss from continuing operations	(3,349)	(3,106)	(2,868)	6,140	(3,183)
Loss from discontinued operations, net of income taxes	—	—	(166)	—	(166)

Net loss	$(3,349)	$(3,106)	$(3,034)	$6,140	$(3,349)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,797	$—	$10,797
Cost of sales	—	—	7,632	—	7,632

Gross income	—	—	3,165	—	3,165
Selling, general, and administrative expenses	33	(2)	1,146	—	1,177
Research, development, and engineering expenses	—	—	438	—	438
Pre-Separation litigation charges, net	30	—	—	—	30
Restructuring and other charges, net	—	—	62	—	62

Operating income (loss)	(63)	2	1,519	—	1,458
Interest income	—	—	25	—	25
Interest expense	—	(136)	(8)	—	(144)
Other income, net	—	—	606	—	606
Equity in net income of subsidiaries	1,658	1,592	—	(3,250)	—
Equity in net income of subsidiaries of discontinued operations	—	141	—	(141)	—
Intercompany interest and fees	(15)	59	(44)	—	—

Income from continuing operations before income taxes and minority interest	1,580	1,658	2,098	(3,391)	1,945
Income tax expense	—	—	(502)	—	(502)
Minority interest	—	—	(4)	—	(4)

Income from continuing operations	1,580	1,658	1,592	(3,391)	1,439
Income from discontinued operations, net of income taxes	—	—	141	—	141

Net income	$1,580	$1,658	$1,733	$(3,391)	$1,580

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,258	$—	$1,258
Accounts receivable, net	—	—	1,795	—	1,795
Inventories	—	—	1,640	—	1,640
Intercompany receivables	3	—	15	(18)	—
Prepaid expenses and other current assets	209	1	452	—	662
Deferred income taxes	—	—	203	—	203

Total current assets	212	1	5,363	(18)	5,558
Property, plant, and equipment, net	—	—	3,106	—	3,106
Goodwill	—	—	3,152	—	3,152
Intangible assets, net	—	—	415	—	415
Deferred income taxes	—	—	2,577	—	2,577
Investment in subsidiaries	7,221	9,178	—	(16,399)	—
Intercompany loans receivable	11	6,012	5,538	(11,561)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,246	—	1,246
Other assets	—	13	225	—	238

Total Assets	$7,444	$15,204	$21,622	$(27,978)	$16,292

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	4	—	947	—	951
Accrued and other current liabilities	354	40	1,111	—	1,505
Deferred revenue	—	—	168	—	168
Intercompany payables	15	—	3	(18)	—

Total current liabilities	373	40	2,230	(18)	2,625
Long-term debt	—	2,405	173	—	2,578
Intercompany loans payable	—	5,538	6,023	(11,561)	—
Long-term pension and postretirement liabilities	—	—	706	—	706
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,372	—	2,372
Other liabilities	—	—	645	—	645

Total Liabilities	373	7,983	12,434	(11,579)	9,211

Minority interest	—	—	10	—	10
Shareholders' Equity	7,071	7,221	9,178	(16,399)	7,071

Total Liabilities and Shareholders' Equity	$7,444	$15,204	$21,622	$(27,978)	$16,292

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET

As of September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,090	$—	$1,090
Accounts receivable, net	—	—	2,656	—	2,656
Inventories	—	—	2,159	—	2,159
Intercompany receivables	1	—	23	(24)	—
Prepaid expenses and other current assets	2	86	668	—	756
Deferred income taxes	—	—	204	—	204
Assets held for sale	—	—	770	—	770

Total current assets	3	86	7,570	(24)	7,635
Property, plant, and equipment, net	—	—	3,342	—	3,342
Goodwill	—	—	6,749	—	6,749
Intangible assets, net	—	—	454	—	454
Deferred income taxes	—	—	1,915	—	1,915
Investment in subsidiaries	11,069	12,356	—	(23,425)	—
Investment in subsidiaries of discontinued operations	—	601	—	(601)	—
Intercompany loans receivable	167	6,551	5,500	(12,218)	—
Receivable from Tyco International Ltd. and Covidien Ltd.	—	—	1,218	—	1,218
Other assets	—	21	266	—	287

Total Assets	$11,239	$19,615	$27,014	$(36,268)	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	27	—	1,406	—	1,433
Accrued and other current liabilities	83	81	1,394	—	1,558
Deferred revenue	—	—	207	—	207
Intercompany payables	23	—	1	(24)	—
Liabilities held for sale	—	—	169	—	169

Total current liabilities	133	81	3,197	(24)	3,387
Long-term debt	—	2,998	163	—	3,161
Intercompany loans payable	33	5,467	6,718	(12,218)	—
Long-term pension and postretirement liabilities	—	—	721	—	721
Deferred income taxes	—	—	289	—	289
Income taxes	—	—	2,291	—	2,291
Other liabilities	—	—	668	—	668

Total Liabilities	166	8,546	14,047	(12,242)	10,517

Minority interest	—	—	10	—	10
Shareholders' Equity	11,073	11,069	12,957	(24,026)	11,073

Total Liabilities and Shareholders' Equity	$11,239	$19,615	$27,014	$(36,268)	$21,600

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(183)	$36	$976	$—	$829
Net cash used in discontinued operating activities	—	—	(42)	—	(42)

Net cash (used in) provided by operating activities	(183)	36	934	—	787

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	9	—	9
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	694	—	694
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	—	16	—	16
Change in intercompany loans	121	610	—	(731)	—
Other	—	—	(2)	—	(2)

Net cash provided by continuing investing activities	121	610	447	(731)	447
Net cash used in discontinued investing activities	—	—	(3)	—	(3)

Net cash provided by investing activities	121	610	444	(731)	444

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Repayment of long-term debt	—	(442)	(19)	—	(461)
Proceeds from long-term debt	—	442	6	—	448
Changes in parent company equity	435	3	(438)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends	(221)	—	—	—	(221)
Proceeds from exercise of share options	1	—	—	—	1
Transfer to discontinued operations	—	—	(49)	—	(49)
Loan borrowing from parent	—	—	(731)	731	—
Other	(1)	—	(3)	—	(4)

Net cash provided by (used in) continuing financing activities	62	(646)	(1,234)	731	(1,087)
Net cash provided by discontinued financing activities	—	—	49	—	49

Net cash provided by (used in) financing activities	62	(646)	(1,185)	731	(1,038)

Effect of currency translation on cash	—	—	(21)	—	(21)
Net increase in cash and cash equivalents	—	—	172	—	172
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of period	—	—	1,090	—	1,090

Cash and cash equivalents at end of period	$—	$—	$1,258	$—	$1,258

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended June 27, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash (used in) provided by continuing operating activities	$(661)	$(17)	$1,003	$—	$325
Net cash provided by discontinued operating activities	—	—	26	—	26

Net cash (used in) provided by operating activities	(661)	(17)	1,029	—	351

Cash Flows From Investing Activities:
Capital expenditures	—	—	(445)	—	(445)
Proceeds from sale of property, plant, and equipment	—	—	37	—	37
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operation, net of cash retained by operations sold	—	—	102	—	102
Change in intercompany loans	(227)	395	—	(168)	—
Other	(8)	—	(13)	—	(21)

Net cash provided by (used in) continuing investing activities	701	395	(319)	(168)	609
Net cash used in discontinued investing activities	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	701	395	(329)	(168)	599

Cash Flows From Financing Activities:
Net increase in commercial paper	—	651	—	—	651
Repayment of long-term debt	—	(1,350)	(1)	—	(1,351)
Proceeds from long-term debt	—	500	—	—	500
Repurchase of common shares	(832)	—	—	—	(832)
Payment of common share dividends	(205)	—	—	—	(205)
Proceeds from exercise of share options	51	—	—	—	51
Changes in parent company equity	945	(178)	(767)	—	—
Transfer from discontinued operations	—	—	32	—	32
Loan borrowing from parent	—	—	(168)	168	—
Other	—	—	(12)	—	(12)

Net cash used in continuing financing activities	(41)	(377)	(916)	168	(1,166)
Net cash used in discontinued financing activities	—	—	(31)	—	(31)

Net cash used in financing activities	(41)	(377)	(947)	168	(1,197)

Effect of currency translation on cash	—	—	19	—	19
Net (decrease) increase in cash and cash equivalents	(1)	1	(228)	—	(228)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	15	—	15
Cash and cash equivalents at beginning of period	2	—	942	—	944

Cash and cash equivalents at end of period	$1	$1	$729	$—	$731

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report, as well as our Consolidated and Combined Financial Statements and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Current Report on Form 8-K filed June 5, 2009. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Forward-Looking Information" and "Part II. Item 1A. Risk Factors."

        Our Condensed Consolidated Financial Statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Change of Domicile

        Effective June 25, 2009, Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our") discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended, and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss company under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of our shares are now governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

The Separation

        Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

Overview

        We are a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems. We design, manufacture, and market approximately 500,000 different products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. We believe the end markets that we sell into are balanced with the total end market demand for our products.

        We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Undersea Telecommunications. See Note 20 to the Condensed Consolidated Financial Statements for additional information regarding our segment reporting structure. We sold our Wireless Systems business in May 2009, and beginning in the third quarter of fiscal 2009, the Wireless Systems business has been reclassified as discontinued operations. Prior to reclassification to held for sale and discontinued operations, this business was reported as our former Wireless Systems segment. Also, effective January 1, 2009, we established the Specialty Products Group from our existing businesses. Beginning in the second quarter of fiscal 2009, the results of this new organization are reported as a separate reporting segment. This new segment is comprised of the Medical Products, Circuit Protection, Touch Systems, and Aerospace, Defense, and Marine businesses which were formerly reported in the Electronic Components segment. Prior period segment results have been reclassified to conform to the current presentation.

        We have an established worldwide manufacturing presence with facilities in approximately 25 countries, and we operate in approximately 50 countries and territories. Our direct sales force, supported by approximately 7,000 engineers, serves customers in over 150 countries. Through our sales force and engineering resources, we are able to collaborate with our customers anywhere in the world to provide highly engineered products and solutions to meet their needs.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Raw material prices.  We expect to purchase approximately 125 million pounds of copper and approximately 125,000 troy ounces of gold in fiscal 2009. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile; however, current year prices have decreased from prior year levels. Copper prices remain high relative to historic levels but have declined over the past year. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Copper	Lb.	$2.42	$3.51	$2.71	$3.38
Gold	Troy oz.	893	896	841	870
  •
  Foreign exchange.  Approximately 50% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the nine months ended June 26, 2009 by major currencies invoiced was as follows:

U.S. Dollar	50%
Euro	28
Japanese Yen	7
Chinese Renminbi	4
Korean Won	2
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

Economic Conditions

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. As a result of economic trends, we experienced a 33.7% and 30.0% decrease in net sales in the third quarter and first nine months of fiscal 2009, respectively, as compared to the same periods of fiscal 2008. We also anticipate a decrease in net sales in the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 primarily due to declines in end market demand. We expect net sales for the fourth quarter of fiscal 2009 to increase slightly from third quarter fiscal 2009 levels as a result of continued improvement in consumer end markets, partially offset by a decline in our Undersea Telecommunications segment.

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

        We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. As a result of declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, we determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, we determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating our estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which we determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively, in the second quarter of fiscal 2009.

        Given current economic conditions and the impairment charges taken in the second quarter, we performed a sensitivity analysis of the estimated fair value of its reporting units using the income approach during the third quarter of fiscal 2009. Key assumptions used in the income approach include, but are not limited to, expected cash flows from the reporting unit operations and the weighted average cost of capital utilized for discounting such cash flow estimates. As a result of the sensitivity analysis, we determined that there was no further goodwill impairment as of June 26, 2009.

Discontinued Operations and Divestitures

        In April 2009, we entered into a definitive agreement to sell our Wireless Systems business. In the third quarter of fiscal 2009, we completed the sale for $665 million in net cash proceeds and recognized a pre-tax gain of $55 million on this transaction. The proceeds and gain on sale are subject to a final working capital adjustment. The divestiture of the Wireless Systems business substantially completes the streamlining of our portfolio that we began two years ago.

        During the nine months ended June 26, 2009, we received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. Our Condensed Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

        In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, and Power Systems businesses have been included in discontinued operations in all periods presented on our Condensed Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems business was a component of the Other segment, which was subsequently renamed the Undersea Telecommunications segment. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

        During the second quarter of fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Electronic Components segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a $7 million pre-tax loss on sale which is reflected in restructuring and other charges, net on the Condensed Consolidated Statements of Operations. We have presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality.

Manufacturing Simplification and Cost Actions due to Current Economic Environment

        We plan to continue to simplify our global manufacturing footprint, by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead.

        We have closed a number of manufacturing facilities since we began our simplification program in 2007. By the end of the fourth quarter of fiscal 2009, we will have fewer than 100 manufacturing sites.

        As a result of the current economic environment, we have accelerated workforce reductions through the elimination of temporary workers, attrition, and reductions in force. In the first nine months of fiscal 2009, we have reduced our headcount by 22%, or approximately 21,000 positions.

        In connection with our manufacturing rationalization plan and in response to the current economic environment, we expect to incur total restructuring charges of approximately $375 million in fiscal 2009. In the first nine months of fiscal 2009, cash spending related to restructuring was approximately $200 million. We expect total restructuring spending to be approximately $300 million in fiscal 2009. Cost savings related to these actions are expected to be $200 million in fiscal 2009. We expect annualized savings of approximately $300 million, consisting of $200 million of manufacturing cost reductions and $100 million of savings in selling, general, and administrative expenses.

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

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2009		June 27, 2008		June 26, 2009		June 27, 2008
	($ in millions)
Net sales	$2,508	100.0%	$3,782	100.0%	$7,558	100.0%	$10,797	100.0%
Cost of sales	1,921	76.6	2,683	70.9	5,713	75.6	7,632	70.7
Gross income	587	23.4	1,099	29.1	1,845	24.4	3,165	29.3
Selling, general, and administrative expenses	330	13.2	409	10.8	1,070	14.2	1,177	10.9
Research, development, and engineering expenses	130	5.2	152	4.0	405	5.4	438	4.1
Pre-Separation litigation charges, net	—	—	7	0.2	144	1.9	30	0.3
Restructuring and other charges, net	63	2.5	16	0.4	329	4.4	62	0.6
Impairment of goodwill	—	—	—	—	3,547	46.9	—	—
Operating income (loss)	64	2.6	515	13.6	(3,650)	(48.3)	1,458	13.5
Interest income	4	0.2	6	0.2	13	0.2	25	0.2
Interest expense	(42)	(1.7)	(44)	(1.2)	(125)	(1.7)	(144)	(1.3)
Other income, net	5	0.2	1	—	7	0.1	606	5.6
Income (loss) from continuing operations before income taxes and minority interest	31	1.2	478	12.6	(3,755)	(49.7)	1,945	18.0
Income tax (expense) benefit	(3)	(0.1)	(191)	(5.1)	577	7.6	(502)	(4.6)
Income (loss) from continuing operations	26	1.0	285	7.5	(3,183)	(42.1)	1,439	13.3
Income (loss) from discontinued operations, net of income taxes	(100)	(4.0)	45	1.2	(166)	(2.2)	141	1.3
Net income (loss)	$(74)	(3.0)%	$330	8.7%	$(3,349)	(44.3)%	$1,580	14.6%

        Net Sales.    Net sales decreased $1,274 million, or 33.7%, to $2,508 million in the third quarter of fiscal 2009 from $3,782 million in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, net sales decreased $3,239 million, or 30.0%, to $7,558 million, from $10,797 million in the first nine months of fiscal 2008. On an organic basis, net sales decreased 28.4% in the third quarter of fiscal 2009 and 25.5% in the first nine months of fiscal 2009, primarily as a result of declines in our Electronic Components, Specialty Products, and Network Solutions segments. Price erosion adversely affected net sales by $54 million and $136 million in the third quarter and first nine months of fiscal

2009, respectively. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $166 million, or 4.4%, in the third quarter of fiscal 2009 and $429 million, or 4.0%, in the first nine months of fiscal 2009. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Americas(1)	37%	33%	38%	33%
Europe/Middle East/Africa (EMEA)	34	40	34	39
Asia-Pacific	29	27	28	28

Total	100%	100%	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as well as the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by geographic region:

	Change in Net Sales for the Quarter Ended June 26, 2009 versus Net Sales for the Quarter Ended June 27, 2008						Change in Net Sales for the Nine Months Ended June 26, 2009 versus Net Sales for the Nine Months Ended June 27, 2008
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Americas(3)	$(265)	(21.4)%	$(15)	$(28)	$(308)	(24.9)%	$(636)	(17.8)%	$(52)	$(23)	$(711)	(19.9)%
EMEA	(509)	(33.8)	(130)	—	(639)	(42.5)	(1,238)	(29.5)	(351)	(2)	(1,591)	(37.9)
Asia-Pacific	(304)	(29.1)	(21)	(2)	(327)	(31.4)	(881)	(29.0)	(26)	(30)	(937)	(30.9)

Total	$(1,078)	(28.4)%	$(166)	$(30)	$(1,274)	(33.7)%	$(2,755)	(25.5)%	$(429)	$(55)	$(3,239)	(30.0)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Electronic Components	57%	65%	57%	65%
Network Solutions	17	15	17	15
Specialty Products	13	12	14	12
Undersea Telecommunications	13	8	12	8

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as well as the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by segment:

	Change in Net Sales for the Quarter Ended June 26, 2009 versus Net Sales for the Quarter Ended June 27, 2008						Change in Net Sales for the Nine Months Ended June 26, 2009 versus Net Sales for the Nine Months Ended June 27, 2008
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Electronic Components	$(908)	(36.9)%	$(105)	$(30)	$(1,043)	(42.3)%	$(2,384)	(34.0)%	$(254)	$(55)	$(2,693)	(38.4)%
Network Solutions	(98)	(17.2)	(51)	—	(149)	(26.0)	(168)	(10.6)	(151)	—	(319)	(19.9)
Specialty Products	(112)	(24.3)	(11)	—	(123)	(26.6)	(232)	(17.8)	(25)	—	(257)	(19.6)
Undersea Tele- communications	40	14.5	1	—	41	14.7	29	3.3	1	—	30	3.5

Total	$(1,078)	(28.4)%	$(166)	$(30)	$(1,274)	(33.7)%	$(2,755)	(25.5)%	$(429)	$(55)	$(3,239)	(30.0)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Income.    Gross income decreased by $512 million and gross income as a percentage of net sales decreased by 570 basis points in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. In the first nine months of fiscal 2009, gross income decreased by $1,320 million and gross income as a percentage of net sales decreased by 490 basis points as compared to the first nine months of fiscal 2008. The decrease in both the third quarter and first nine months of fiscal 2009 over the same periods of fiscal 2008 was due to sales declines and unfavorable absorption of manufacturing costs associated with reduced production levels related to lower sales and our efforts to reduce inventory levels. As of the end of the third quarter of fiscal 2009, our inventory has been reduced to levels we believe are appropriate given current business conditions.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales increased to 13.2% in the third quarter of fiscal 2009 from 10.8% in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, selling, general, and administrative expenses as a percentage of net sales increased to 14.2% from 10.9% in the first nine months in fiscal 2008. Results for the nine months ended June 26, 2009 included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In the first nine months of fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding these items, selling, general, and administrative expenses decreased in both the third quarter and first nine months of fiscal 2009 over the same periods of fiscal 2008, but increased as a percentage of net sales primarily due to decreases in sales volume.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales increased to 5.2% in the third quarter of fiscal 2009 from 4.0% in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, research, development, and engineering expenses as a percentage of net sales increased to 5.4% from 4.1% in the first nine months of fiscal 2008. The increase as a percentage of net sales in both the third quarter and first nine months of fiscal 2009 over the same periods of fiscal 2008 was due to decreases in sales volume as well as our continued focus on future technologies within all four of our operating segments.

        Pre-Separation Litigation Charges, Net.    We recorded charges of $7 million related to pre-Separation securities litigation in the quarter ended June 27, 2008. There were no such charges in the quarter ended June 26, 2009. In the nine months ended June 26, 2009 and June 27, 2008, we recorded charges of $144 million and $30 million, respectively, related to pre-Separation securities litigation.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien settled five opt-out cases for $199 million. Pursuant to the sharing formula in the Separation and Distribution Agreement, our share of the settlement amounts was $62 million. As we had previously established reserves for these opt-out cases, the settlements did not impact our Condensed Consolidated Statement of Operations.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien agreed to settle for a total of $70 million, subject to the entry of a final order by the court approving the settlement, eight consolidated class actions brought under Employee Retirement Income Security Act ("ERISA") against Tyco International and certain of its current and former employees, officers and directors, which are subject to the sharing formula in the Separation and Distribution Agreement. Pursuant to the sharing formula, our share of the settlement amount is $22 million. As discussed below, we had previously established a reserve for this consolidated action.

        During the third quarter of fiscal 2008, we recorded $11 million of charges related to the settlement of securities litigation captioned Ballard v. Tyco International Ltd., et al. and $4 million of income related to the recovery of certain costs from insurers.

        In the first nine months of fiscal 2009, we, Tyco International, and Covidien entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and opt-out cases brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board, Franklin Mutual Advisers, LLC and related plaintiffs, and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $28 million for which no tax benefit was available. Additionally, in the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out cases and cases arising under ERISA. As a result, we recorded a charge in the first nine months of fiscal 2009 of $116 million for our share of the reserves, for which no tax benefit was available.

        During the first nine months of fiscal 2008, we recorded charges of $23 million related to the settlement of securities litigation with the State of New Jersey. In addition, as discussed above, we recorded $11 million of charges related to the settlement of securities litigation captioned Ballard v. Tyco International Ltd., et al. and $4 million of income related to the recovery of certain costs from insurers.

        These charges represent our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. See "Part II. Item 1. Legal Proceedings" and Note 12 to the Condensed Consolidated Financial Statements for further information regarding the settlement of pre-Separation securities litigation.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $63 million in the third quarter of fiscal 2009 as compared to $16 million in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, net restructuring and other charges were $329 million as compared to $62 million in the first nine months of fiscal 2008. Total charges, including amounts reflected in cost of sales, were $328 million and $63 million in the first nine months of fiscal 2009 and 2008, respectively. Increases resulted primarily from new actions initiated in fiscal 2009 to reduce costs in response to market conditions and primarily related to headcount reductions in the Electronic Components, Network Solutions, and Specialty Products segments. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Impairment of Goodwill.    During the first nine months of fiscal 2009, we recorded a goodwill impairment charge of $3,435 million in our Electronic Components segment, of which $2,088 million and $1,347 million related to the Automotive and Communications and Industrial Solutions reporting units, respectively. We also recorded a goodwill impairment charge of $112 million in our Specialty Products segment related to the Circuit Protection reporting unit. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

        Operating Income (Loss).    Operating income was $64 million in the third quarter of fiscal 2009 as compared to $515 million in the third quarter of fiscal 2008. As discussed above, results for the third quarter of fiscal 2009 included restructuring and other charges of $63 million. Operating income in the third quarter of fiscal 2008 included restructuring and other charges of $16 million and pre-Separation litigation charges of $7 million. Excluding these items, lower sales levels and unfavorable absorption of manufacturing costs associated with reduced production levels and the focus on reducing inventories, partially offset by cost reduction programs, drove the decrease in operating income.

        Operating loss was $3,650 million in the first nine months of fiscal 2009 as compared to operating income of $1,458 million in the first nine months of fiscal 2008. Results for the first nine months of fiscal 2009 included goodwill impairment charges, restructuring and other charges, and pre-Separation litigation charges of $3,547 million, $328 million, and $144 million, respectively. In addition, results for the first nine months of fiscal 2009 included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In the first nine months of fiscal 2008, operating income included a gain on the sale of real estate of $36 million, restructuring and other charges of $63 million, and pre-Separation litigation charges of $30 million. Excluding these items, the decreases in operating income resulted from lower sales levels and unfavorable absorption of manufacturing costs associated with reduced production levels and the focus on reducing inventories, which were partially offset by cost reduction programs.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	($ in millions)
Net sales	$1,424	$2,467	$4,329	$7,022
Operating income (loss)	$(82)	$333	$(3,754)	$949
Operating margin	(5.8)%	13.5%	(86.7)%	13.5%

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Automotive	49%	49%	45%	49%
Communications	11	10	12	10
Computer	10	9	11	10
Appliance	6	6	6	6
Industrial	5	6	5	5
Consumer Electronics	2	2	2	2
Other	17	18	19	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as well as the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 26, 2009 versus Net Sales for the Quarter Ended June 27, 2008						Change in Net Sales for the Nine Months Ended June 26, 2009 versus Net Sales for the Nine Months Ended June 27, 2008
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$(433)	(35.9)%	$(78)	$—	$(511)	(42.4)%	$(1,317)	(38.4)%	$(192)	$—	$(1,509)	(44.0)%
Communications	(69)	(28.3)	2	(22)	(89)	(36.3)	(179)	(24.9)	11	(43)	(211)	(29.3)
Computer	(101)	(41.6)	(2)	(1)	(104)	(43.0)	(262)	(35.9)	(3)	(2)	(267)	(36.6)
Appliance	(46)	(32.6)	(5)	—	(51)	(35.9)	(122)	(30.8)	(12)	—	(134)	(33.8)
Industrial	(73)	(51.1)	(7)	2	(78)	(54.9)	(125)	(33.1)	(21)	2	(144)	(38.2)
Consumer Electronics	(12)	(25.4)	1	(5)	(16)	(34.0)	(36)	(25.9)	4	(7)	(39)	(28.1)
Other	(174)	(39.1)	(16)	(4)	(194)	(43.8)	(343)	(27.9)	(41)	(5)	(389)	(31.6)

Total	$(908)	(36.9)%	$(105)	$(30)	$(1,043)	(42.3)%	$(2,384)	(34.0)%	$(254)	$(55)	$(2,693)	(38.4)%

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

  Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

        In the third quarter of fiscal 2009, Electronic Components' net sales decreased $1,043 million, or 42.3%, to $1,424 million from $2,467 million in the third quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $105 million, or 4.3%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Organic net sales decreased 36.9% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to declines in volume.

        In the automotive market, our organic net sales decline of 35.9% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 resulted from declines of 46.9% in the North America region, 38.7% in the EMEA region, and 27.6% in the Asia-Pacific region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. Our organic net sales decrease of 28.3% in the communications market in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was driven by a 33.6% decline in our sales of interconnect components to communication equipment manufacturers resulting from reduced demand from service providers and inventory corrections in the supply chain in all major regions. In the computer market, our organic net sales decline of 41.6% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was due to general market weakness and inventory corrections in the supply chain. In the appliance market, our organic net sales decreased 32.6% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 due to reduced consumer demand and weak housing starts. Our organic sales decreased 51.1% in the industrial market in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as sales of factory automation and other industrial equipment decreased 51.4% due to a decline in capital investments. Reduced capital spending on industrial solar applications, particularly in the EMEA region, also drove a 50.0% decline in sales of products used in these applications.

        Electronic Components' operating results decreased $415 million to a loss of $82 million in the third quarter of fiscal 2009 as compared to income of $333 million in the third quarter of fiscal 2008. The decrease resulted from the sales decline, unfavorable absorption of manufacturing costs associated with reduced production levels and inventory reductions, and increased restructuring and other charges of $35 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

  Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

        Electronic Components' net sales decreased $2,693 million, or 38.4%, to $4,329 million in the first nine months of fiscal 2009 from $7,022 million in the first nine months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $254 million, or 3.6%, in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Organic net sales decreased 34.0% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 primarily due to lower volumes.

        Our organic net sales declined 38.4% in the automotive market in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. The decrease resulted from declines of 41.7% in the North America region, 41.2% in the EMEA region, and 33.2% in the Asia-Pacific region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. In the communications market, our organic net sales decrease of 24.9% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was driven by declines of 21.5% and 31.3% in our sales of interconnect components to communication equipment manufacturers and mobile phone manufacturers, respectively. Our organic net sales decline of 35.9% in the computer market in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was attributable to general market weakness and inventory corrections in the supply chain. In the appliance market, our organic net sales decreased 30.8% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 due to reduced consumer demand and weak housing starts. Our organic sales decreased 33.1% in the industrial market in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 primarily as a result of reduced demand for factory automation and other industrial equipment due to declines in capital investments.

        Electronic Components had an operating loss of $3,754 million in the first nine months of fiscal 2009 as compared to operating income of $949 million in the first nine months of fiscal 2008. As discussed above, segment results included goodwill impairment charges of $3,435 million in the first nine months of fiscal 2009. Also, segment results included a $36 million gain on the sale of real estate in the first nine months of fiscal 2008. Excluding these items, the remaining decrease resulted from the sales decline, unfavorable absorption of manufacturing costs associated with reduced production levels and inventory reductions, a net foreign currency loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies, and increased restructuring and other charges of $213 million in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	($ in millions)
Net sales	$425	$574	$1,283	$1,602
Operating income	$31	$66	$96	$186
Operating margin	7.3%	11.5%	7.5%	11.6%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Energy	46%	45%	46%	45%
Service Providers	29	28	29	29
Enterprise Networks	24	26	24	25
Other	1	1	1	1

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as well as the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 26, 2009 versus Net Sales for the Quarter Ended June 27, 2008					Change in Net Sales for the Nine Months Ended June 26, 2009 versus Net Sales for the Nine Months Ended June 27, 2008
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$(38)	(14.7)%	$(26)	$(64)	(24.8)%	$(49)	(6.8)%	$(76)	$(125)	(17.4)%
Service Providers	(20)	(12.3)	(16)	(36)	(22.4)	(42)	(9.1)	(47)	(89)	(19.3)
Enterprise Networks	(40)	(27.0)	(11)	(51)	(33.8)	(76)	(18.9)	(30)	(106)	(26.0)
Other	—	(4.8)	2	2	50.0	(1)	(10.0)	2	1	6.7

Total	$(98)	(17.2)%	$(51)	$(149)	(26.0)%	$(168)	(10.6)%	$(151)	$(319)	(19.9)%

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

  Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

        In the third quarter of fiscal 2009, Network Solutions' net sales decreased $149 million, or 26.0%, to $425 million from $574 million in the third quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $51 million, or 8.8%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Organic net sales decreased $98 million, or 17.2%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

        In the energy industry end market, our organic net sales decrease of 14.7% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily attributable to declines in the EMEA region driven by slower investment levels by utilities. In the service providers market, our organic net sales decrease of 12.3% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 reflected decreased capital spending of telecommunications companies. Our organic net sales in the enterprise networks market decreased 27.0% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 largely due to global declines in commercial construction and delayed investment in network upgrades.

        Network Solutions' operating income decreased $35 million, or 53.0%, to $31 million in the third quarter of fiscal 2009 from $66 million in the third quarter of fiscal 2008. The decline resulted from decreases in sales and unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, which were partially offset by cost reduction programs and increased restructuring and other charges of $11 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

  Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

        Network Solutions' net sales decreased $319 million, or 19.9%, to $1,283 million in the first nine months of fiscal 2009, from $1,602 million in the first nine months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $151 million, or 9.3%, in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. In the first nine months of fiscal 2009, organic net sales decreased $168 million, or 10.6%, as compared to the first nine months of fiscal 2008.

        Our organic net sales decrease of 6.8% in the energy industry end market in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was due to declines in Europe that were partially offset by increases in North America. Sales in Europe were negatively impacted by slower investment levels by utilities and reduced customer inventory levels. In North America, growth resulted from the upgrade of aging grids and the demand for alternate energy sources. In the service providers market, our organic net sales decline of 9.1% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was largely due to decreased spending levels at certain U.S. carriers and a general slowing of capital spending of telecommunications companies. In the enterprise networks market, our organic net sales decreased 18.9% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 as a result of global declines in commercial construction and delayed investment in network upgrades.

        Network Solutions' operating income decreased $90 million, or 48.4%, to $96 million in the first nine months of fiscal 2009 from $186 million in the first nine months of fiscal 2008. The decrease was the result of decreases in sales, unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, and increased restructuring and other charges of $24 million in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

  Specialty Products

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	($ in millions)
Net sales	$340	$463	$1,053	$1,310
Operating income (loss)	$42	$83	$(13)	$231
Operating margin	12.4%	17.9%	(1.2)%	17.6%

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
Aerospace, Defense, and Marine	45%	42%	45%	42%
Touch Systems	23	26	23	25
Medical	17	15	18	15
Circuit Protection	15	17	14	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 as well as the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 26, 2009 versus Net Sales for the Quarter Ended June 27, 2008					Change in Net Sales for the Nine Months Ended June 26, 2009 versus Net Sales for the Nine Months Ended June 27, 2008
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(38)	(19.6)%	$(6)	$(44)	(22.6)%	$(60)	(11.1)%	$(16)	$(76)	(13.8)%
Touch Systems	(39)	(32.6)	(4)	(43)	(35.5)	(76)	(23.3)	(10)	(86)	(26.2)
Medical	(9)	(12.5)	(1)	(10)	(14.5)	(12)	(6.2)	(2)	(14)	(7.0)
Circuit Protection	(26)	(33.5)	—	(26)	(33.3)	(84)	(36.5)	3	(81)	(35.1)

Total	$(112)	(24.3)%	$(11)	$(123)	(26.6)%	$(232)	(17.8)%	$(25)	$(257)	(19.6)%

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

  Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

        In the third quarter of fiscal 2009, Specialty Products' net sales decreased $123 million, or 26.6%, to $340 million from $463 million in the third quarter of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $11 million, or 2.3%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Organic net sales decreased 24.3% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to declines in volume.

        In the aerospace, defense, and marine market, our organic net sales decrease of 19.6% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily attributable to reduced production levels for commercial aircraft and inventory corrections in the supply chain. Our organic net sales in the touch systems market decreased 32.6% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 largely due to global weakness in demand from the retail market. In the medical market, our organic net sales decrease of 12.5% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was due to reduced demand for products used in capital intensive ultrasound and patient monitoring applications. In the circuit protection market, our organic net sales decrease of 33.5% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 reflects reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain.

        Specialty Products' operating income decreased $41 million, or 49.4%, to $42 million in the third quarter of fiscal 2009 as compared to $83 million in the third quarter of fiscal 2008. The decrease resulted from lower sales, unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, and increased restructuring and other charges of $1 million that were partially offset by cost reduction programs in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

  Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

        Specialty Products' net sales decreased $257 million, or 19.6%, to $1,053 million in the first nine months of fiscal 2009 from $1,310 million in the first nine months of fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $25 million, or 1.8%, in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Organic net sales decreased 17.8% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

        Our organic net sales declined 11.1% in the aerospace, defense, and marine industry end market in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 as a result of slowing demand for commercial aircraft and inventory corrections in the supply chain. In the touch systems market, our organic net sales decreased 23.3% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 due to global weakness in demand from the retail market. In the medical market, our organic net sales decrease of 6.2% in the first nine months of fiscal 2009 as compared to first nine months of fiscal 2008 was due to inventory corrections in the supply chain and delayed capital spending by most healthcare providers. In the circuit protection market, our organic net sales decline of 36.5% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was attributable to reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain.

        Specialty Products' operating results decreased $244 million to a loss of $13 million in the first nine months of fiscal 2009 as compared to income of $231 million in the first nine months of fiscal 2008. As discussed above, segment results included a goodwill impairment charge of $112 million in the first nine months of fiscal 2009. The remaining decrease in operating results was due to lower sales, unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, and increased restructuring and other charges of $27 million in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

  Undersea Telecommunications

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	($ in millions)
Net sales	$319	$278	$893	$863
Operating income	$73	$40	$165	$122
Operating margin	22.9%	14.4%	18.5%	14.1%

  Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

        Undersea Telecommunications' net sales increased $41 million, or 14.7%, to $319 million in the third quarter of fiscal 2009 from $278 million in the third quarter of fiscal 2008. Undersea Telecommunications' organic net sales increased 14.5% in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 reflecting project execution and progress on contracts in backlog.

        Undersea Telecommunications' operating income increased $33 million, or 82.5%, to $73 million in the third quarter of fiscal 2009 from $40 million in the third quarter of fiscal 2008. The increase was the result of project execution and a more favorable project mix as well as an increase in net sales in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

  Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

        In the first nine months of fiscal 2009, Undersea Telecommunications' net sales increased $30 million, or 3.5%, to $893 million from $863 million in the first nine months of fiscal 2008. Undersea Telecommunications' organic net sales increased 3.3% in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 as revenue from new projects more than offset the reduction caused by the completion, in fiscal 2008, of a transoceanic system that connects the U.S. and China.

        In the first nine months of fiscal 2009, Undersea Telecommunications' operating income increased $43 million, or 35.2%, to $165 million from $122 million in the first nine months of fiscal 2008. Increased restructuring and other charges of $1 million and the decrease in income from the transoceanic system were more than offset by income from new projects and favorable project mix in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $38 million in the third quarter of fiscal 2009 and 2008. In the first nine months of fiscal 2009, net interest expense was $112 million as compared to $119 million in the first nine months of fiscal 2008. The decrease in the first nine months of fiscal 2009 was driven by lower average debt levels resulting in lower interest expense offset by lower interest income.

  Other Income, Net

        In the third quarter of fiscal 2009 and 2008, we recorded net other income of $5 million and $1 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the nine months ended June 26, 2009, we recorded net other income of $7 million, primarily consisting of $9 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $2 million of unrealized losses on rabbi trust assets. In the nine months ended June 27, 2008, we recorded other income of $606 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $572 million related to certain incremental tax liabilities recorded by us upon the initial adoption of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

  Income Taxes

        We recorded a tax provision of $3 million, an effective income tax rate of 9.7%, for the quarter ended June 26, 2009 and recorded a tax provision of $191 million, an effective income tax rate of 40.0%, for the quarter ended June 27, 2008. The effective tax rate for the quarter ended June 26, 2009 reflects the tax benefits recognized in connection with fiscal 2009 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest and taxes related to uncertain tax positions. The effective tax rate for the quarter ended June 27, 2008 includes the effects of accruals related to the estimated tax impacts of certain intercompany dividends as well as accruals of interest and taxes related to uncertain tax positions.

        For the nine months ended June 26, 2009, we recognized a tax benefit of $577 million, an effective income tax rate of 15.4%, and for the nine months ended June 27, 2008 recorded a tax provision of $502 million, an effective income tax rate of 25.8%. The effective tax rate for the nine months ended June 26, 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $144 million pre-tax charge related to pre-Separation securities litigation, for which no tax benefit was recorded. For the nine months ended June 27, 2008, the effective tax rate includes the impact of $572 million of pre-tax income recognized in connection with our adoption of FIN 48, for which no tax was provided. In addition, the effective tax rate for the nine months ended June 27, 2008 includes the effects of accruals of interest and taxes related to uncertain tax positions.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $100 million and income from discontinued operations was $45 million in the third quarters of fiscal 2009 and 2008, respectively. In the first nine months of fiscal 2009 and 2008, loss from discontinued operations was $166 million and income from discontinued operations was $141 million, respectively.

        In April 2009, we entered into a definitive agreement to sell our Wireless Systems business. We completed the sale for $665 million in net cash proceeds and recognized a pre-tax gain of $55 million on this transaction in the third quarter of fiscal 2009. The proceeds and gain on sale are subject to a final working capital adjustment.

        Pre-tax loss from discontinued operations for the nine months ended June 26, 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract. The income tax provision on discontinued operations for the quarter and nine months ended June 26, 2009 includes $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of adjustments to the estimated tax provision on a previously divested business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

        In the first quarter of fiscal 2008, in connection with the sale of our Power Systems business, we received $102 million in net cash proceeds and recorded a $56 million pre-tax gain on the sale.

        See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

 Liquidity and Capital Resources

        The following table summarizes the sources and uses of our cash flows from continuing operating activities:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008
	(in millions)
Operating income (loss)	$64	$515	$(3,650)	$1,458
Impairment of goodwill	—	—	3,547	—
Class action settlement	—	—	—	(936)
Depreciation and amortization	130	138	382	399
Deferred income taxes	(13)	90	(692)	205
Provisions for losses on accounts receivable and inventory	19	17	57	30
Other, net	24	14	78	36
Changes in assets and liabilities, net	153	(124)	642	(246)
Interest income	4	6	13	25
Interest expense	(42)	(44)	(125)	(144)
Income tax (expense) benefit	(3)	(191)	577	(502)

Net cash provided by continuing operating activities	$336	$421	$829	$325

Other cash flow items:
Capital expenditures	$(61)	$(165)	$(270)	$(445)
Net proceeds from divestiture of businesses and discontinued operations	675	—	710	102
Payment of common share dividends	(74)	(69)	(221)	(205)
Repurchase of common shares	—	(240)	(152)	(832)

  Quarter Ended June 26, 2009 Compared to Quarter Ended June 27, 2008

        Net cash provided by continuing operating activities decreased to $336 million in the third quarter of fiscal 2009 as compared to $421 million in the third quarter of fiscal 2008. The decrease was primarily a result of lower income levels partially offset by working capital improvements.

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $104 million in the third quarter of fiscal 2009 to $61 million as compared to $165 million in the third quarter of fiscal 2008 as we continue to closely manage our capital. We expect fiscal 2009 capital spending levels to be approximately $350 million.

        In the third quarter of fiscal 2009, we received net cash proceeds of $665 million related to the sale of our Wireless Systems business. Also, in the third quarter of fiscal 2009, we received additional cash proceeds of $10 million primarily related to the divestiture of the Battery Systems business.

        The amount of income taxes paid, net of refunds, during the third quarter of fiscal 2009 and 2008 was $15 million and $105 million, respectively. The decrease reflects lower taxable earnings levels.

  Nine Months Ended June 26, 2009 Compared to Nine Months Ended June 27, 2008

        Net cash provided by continuing operating activities increased to $829 million in the first nine months of fiscal 2009 from $325 million in the first nine months of fiscal 2008. The increase was primarily driven by the class action settlement of $936 million in the first nine months of fiscal 2008.

The finalization of the class action settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during the first nine months of fiscal 2008. It did not affect the cash balance on the Condensed Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability. Excluding the class action settlement, net cash provided by continuing operating activities in the first nine months of fiscal 2009 was lower as compared to the first nine months of 2008, primarily due to lower income levels partially offset by working capital improvements.

        Capital spending decreased $175 million in the first nine months of fiscal 2009 to $270 million as compared to $445 million in the first nine months of fiscal 2008.

        In the first nine months of fiscal 2009, we received net cash proceeds of $665 million related to the sale of our Wireless Systems business. Also, in the first nine months of fiscal 2009, we received additional cash proceeds related to working capital of $29 million in connection with the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which occurred in the fourth quarter of fiscal 2008 and $16 million primarily related to the divestiture of the Battery Systems business.

        In the third quarter of fiscal 2008, we received $102 million in net cash proceeds related to the sale of the Power Systems business.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2009 and 2008 was $87 million and $297 million, respectively. Refunds received in the first nine months of fiscal 2009 included $15 million which was remitted to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

Capitalization

        Total debt at June 26, 2009 and September 26, 2008 was $2,579 million and $3,181 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding debt.

        On June 9, 2009, our wholly-owned subsidiary, Tyco Electronics Group S.A. ("TEGSA"), commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in the quarter ending September 25, 2009, we will record a pre-tax gain of approximately $22 million, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated starting forward interest rate swaps designated as cash flow hedges will be recognized as interest expense.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In the quarter ended March 27, 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At June 26, 2009, TEGSA had no borrowings under the Credit Facility.

        At September 26, 2008, TEGSA had $647 million of commercial paper outstanding at an average interest rate of 4.01%. We have repaid and suspended our borrowings under the commercial paper program as a result of unfavorable market conditions.

        Our Credit Facility contains a financial ratio covenant that requires us to limit our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters to no more than 3.5 to 1.0. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 26, 2009, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        On June 22, 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.17 per share, which will be paid to holders of record on the record date upon effectiveness of the capital reduction. The record date and the payment date are expected to occur in the quarter ending September 25, 2009. This capital reduction will reduce the par value of our common shares from CHF 2.60 (equivalent to $2.40) to CHF 2.43 (equivalent to $2.24). The distribution will be paid in U.S. Dollars at a rate of $0.16 per share. In July 2009, our board of directors approved a capital reduction recommendation of $0.16 per share cash distribution for each of the first and second quarters of fiscal 2010. This capital reduction, and future distributions or dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such distributions or dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant.

        During the third quarter of fiscal 2009, we did not purchase any of our common shares under our share repurchase program. During the first nine months of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million. Also, during the first nine months of fiscal 2009, we settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 43 million shares for $1,394 million.

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

Backlog

        At June 26, 2009, we had a backlog of unfilled orders of $2,523 million compared to a backlog of $3,122 million at September 26, 2008. Backlog by reportable segment was as follows:

	June 26, 2009	September 26, 2008
	(in millions)
Electronic Components	$1,064	$1,291
Network Solutions	292	339
Specialty Products	356	364
Undersea Telecommunications	811	1,128

Total	$2,523	$3,122

Commitments and Contingencies

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the fiscal years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to these matters are appropriate; however, the ultimate resolution is uncertain and, should Tyco International lose its appeal, it could result in a material impact to our results of operations, financial position, or cash flows.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. In connection with the amendment process, during the third quarter of fiscal 2009, we recorded the tax impacts of certain proposed adjustments to previously filed tax returns that resulted in a $31 million increase in income tax liabilities, a $5 million increase in deferred tax assets, an $18 million increase in the receivable from Tyco International and Covidien recorded in connection with the Tax Sharing Agreement, and an $8 million decrease in contributed surplus. In addition, in fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and our subsidiaries. As our tax return positions continue to be updated, additional adjustments may be identified and recorded on the

Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the Separation.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our financial position. However, one or more of the proceedings could have a material adverse effect on our results of operations for a future period. See "Part II. Item 1. Legal Proceedings" and Note 12 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

Class Action Settlement

        As previously reported, Tyco International settled 32 purported securities class action lawsuits arising from actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The settlement did not resolve all securities cases, and several remain outstanding. See "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and Note 12 to the Condensed Consolidated Financial Statements and "Part II. Item 1. Legal Proceedings" of this report for additional information about these proceedings.

Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        As previously reported, in the first six months of fiscal 2009, we, Tyco International, and Covidien entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and opt-out cases brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board, Franklin Mutual Advisers, LLC and related plaintiffs, and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $28 million for which no tax benefit was available. Additionally, as previously reported, in the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement. As a result, we recorded a charge in the second quarter of fiscal 2009 of $116 million for our share of the reserves, for which no tax benefit was available.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien settled five of the remaining opt-out cases for $199 million. Pursuant to the sharing formula, our share of the settlement amounts was $62 million. As we had previously established reserves for these opt-out cases, the settlements did not impact our Condensed Consolidated Statement of Operations.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien agreed to settle for a total of $70 million, subject to the entry of a final order by the court approving the settlement, eight consolidated class actions brought under ERISA against Tyco International and certain of its current and former employees, officers and directors, which are subject to the sharing formula in the Separation and Distribution Agreement. Pursuant to the sharing formula, our share of the settlement amount is $22 million. As discussed above, we had previously established a reserve for this consolidated action.

Matters Related to the Company's Former Wireless Systems Business

        Certain liabilities and contingencies related to our Wireless Systems business were retained by us when this business was sold in the third quarter of fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 4 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

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

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On April 8, 2009, the State filed a motion to dismiss all but the breach of contract claim, thereby automatically staying all discovery in the litigation. On April 27, 2009, we filed a motion to lift the automatic stay on discovery, and on May 14, 2009, we filed a brief in opposition to the State's motion to dismiss. The return date for both of these motions was set at May 20, 2009. Both motions are currently under consideration with the court.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as a result of our sale of the Wireless Systems business. See Note 4 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet. We have not recognized any revenue related to the lease contract.

Com-Net

        At June 26, 2009, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on our Condensed Consolidated Financial Statements as we do not believe that any payment is probable or estimable at this time.

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

        At June 26, 2009, we had outstanding letters of credit and letters of guarantee in the amount of $341 million, of which $50 million was related to our contract with the State of New York. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 12 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New

York discussed below, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        As disclosed in Note 12 to the Condensed Consolidated Financial Statements, in January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on our results of operations, financial position, and cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-Separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled by us with respect to unresolved pre-Separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled by the companies with respect to unresolved pre-Separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at June 26, 2009 and September 26, 2008. See Notes 9 and 12 to the Condensed Consolidated Financial Statements for additional information.

        We record estimated product warranty costs at the time of sale. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the nine months ended June 26, 2009, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Current Report on Form 8-K filed June 5, 2009.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events." SFAS No. 165 establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. We adopted SFAS No. 165 in the third quarter of fiscal 2009. See Note 21 to the Condensed Consolidated Financial Statements for the required disclosures related to subsequent events.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP No. FAS 107-1 and APB 28-1 in the third quarter of fiscal 2009. See Note 11 to the Condensed Consolidated Financial Statements for the required disclosures related to the fair value of financial instruments.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. SFAS No. 161 was adopted by us in the second quarter of fiscal 2009. See Note 11 to the Condensed Consolidated Financial Statements for the required disclosures related to derivative instruments and hedging activities.

        In June 2007, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on non-vested restricted shares and restricted share units be reflected as an increase in contributed surplus and reflected as an addition to our excess tax benefit pool, as defined under SFAS No. 123(R), "Share-Based Payment." We adopted EITF 06-11 in the first quarter of fiscal 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 was adopted by us in the first quarter of fiscal 2009. We will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 13 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS No. 168 introduces the FASB Accounting Standards Codification (the "Codification") that will serve as the single source of authoritative GAAP. Use of the Codification is effective for us in the fourth quarter of fiscal 2009. The adoption of the Codification is not expected to have a material impact on our Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 addresses accounting for variable interest entities, amending FIN 46(R). SFAS No. 167 is effective us in the first quarter of fiscal 2011. We are currently assessing the impact that SFAS No. 167 will have on our results of operations, financial position, or cash flows.

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

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." FSP No. FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. FSP No. FAS 132(R)-1 is effective for us in the fourth quarter of fiscal 2010. We are currently assessing the impact that FSP No. FAS 132(R)-1 will have on our Consolidated Financial Statements.

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

        The following risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and "Part II. Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended December 26, 2008 and March 27, 2009 and in this quarterly report could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Financial condition and consolidation of customers and vendors;

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

  •
  The impact of fluctuations in the market price of our shares; and

  •
  The impact of certain provisions of our articles of association on unsolicited takeover proposals.

        There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2009, except the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008.

  Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forward and swap contracts. The objective is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions denominated in certain foreign currencies. A 10% appreciation of the U.S. Dollar from the June 26, 2009 market rates would increase the unrealized value of our forward contracts by $2 million, while a 10% depreciation of the U.S. Dollar would decrease the unrealized value of our forward contracts by $3 million. A 10% appreciation of the U.S. Dollar from the September 26, 2008 market rates would increase the unrealized value of our forward contracts by $95 million, while a 10% depreciation of the U.S. Dollar would decrease the unrealized value of our forward contracts by $116 million. However, such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

  Interest Rate Exposures

        We issue debt, from time to time, in capital and money markets to fund our operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we have used, and may in the future use, interest rate swaps to convert a portion of the fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of the variable rate debt into fixed-rate debt (cash flow hedges). During the first nine months of fiscal 2009, we terminated interest rate swaps designated as fair value hedges on $300 million principal amount of our 6.55% senior notes and $200 million principal amount of our 6.00% senior notes that had been outstanding as of September 26, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional information on the termination of the interest rate swaps. At June 26, 2009, we had no floating rate debt outstanding. Based on our floating rate debt balance of $1,147 million at September 26, 2008, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $6 million at September 26, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 26, 2009. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        As discussed in "Part II. Item 9A. Controls and Procedures" in our Form 10-K/A for the fiscal year ended September 26, 2008, we disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes in our Information Statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. As a result of this material weakness, which was not remediated as of June 26, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 26, 2009.

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 26, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Except as discussed below, there have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2009. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and to "Part II. Item 1. Legal Proceedings" in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 26, 2008 and March 27, 2009.

Securities Proceedings

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien settled five of the remaining opt-out cases for which the plaintiffs had opted out of the class action settlement described under "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies-Class Action Settlement." Pursuant to the sharing formula contained in the Separation and Distribution Agreement, our share of the settlement amounts was $62 million. As we had previously established reserves for these opt-out cases, the settlements did not impact our Condensed Consolidated Statement of Operations.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien agreed to settle for a total of $70 million, subject to the entry of a final order by the court approving the settlement, eight consolidated class actions brought under ERISA against Tyco International and certain of its current and former employees, officers and directors, which are subject to the sharing formula in the Separation and Distribution Agreement. Pursuant to the sharing formula, our share of the settlement amount is $22 million. We had previously established a reserve for this consolidated action.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and in "Part II. Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 26, 2008 and March 27, 2009. The risk factors disclosed in our Annual Report on Form 10-K/A and subsequent Quarterly Reports on Form 10-Q, in addition to the other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended June 26, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 28—April 24, 2009	1,038	$—	—	$606,379,371
April 25—May 29, 2009	79	—	—	606,379,371
May 30—June 26, 2009	30,640	—	—	606,379,371

Total	31,757	$—	—	$606,379,371

(1)
This column includes the following transactions which occurred during the fiscal quarter ended June 26, 2009:

(i)
the acquisition of 31,757 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2009 Annual General Meeting of Shareholders (the "AGM") of Tyco Electronics Ltd. was held on June 22, 2009 to elect eleven nominees for director to one-year terms, to approve the amended and restated Tyco Electronics Ltd. 2007 Stock and Incentive Plan, and to appoint the Company's independent registered public accounting firm ("Independent Auditor") for the ensuing year and authorize the audit committee of the board of directors to set the Independent Auditor's remuneration.

        In addition, Tyco Electronics Ltd. held a Special General Meeting of Shareholders (the "SGM") immediately following the AGM.

        Proxies for the AGM and the SGM were solicited pursuant to Regulation 14A under the Exchange Act, and there was no solicitation in opposition to Tyco Electronics Ltd.'s solicitation.

Annual General Meeting

        A total of 414,500,593 common shares (90.50% of 458,020,148 common shares outstanding as of April 3, 2009, the record date for the AGM) were present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the AGM. The three proposals submitted at the AGM were passed as described below.

        The following is a brief description of each matter voted upon at the AGM. Percentages indicated below reflect the percentage of the total number of common shares voted at the AGM.

          Proposal 1.     To elect the board of directors of the Company:

        The following is a tabulation of the votes submitted in respect of this proposal. There were zero broker non-votes.

	Number of Votes For	% of Quorum	Number of Votes Withheld
Pierre R. Brondeau	398,247,721	96.08%	16,252,872
Ram Charan	412,543,367	99.53	1,957,226
Juergen W. Gromer	411,715,470	99.33	2,785,123
Robert M. Hernandez	410,350,488	99.00	4,150,105
Thomas J. Lynch	412,469,056	99.51	2,031,537
Daniel J. Phelan	412,535,146	99.53	1,965,447
Frederic M. Poses	412,128,061	99.43	2,372,532
Lawrence S. Smith	398,591,927	96.16	15,908,666
Paula A. Sneed	412,582,699	99.54	1,917,894
David P. Steiner	412,612,530	99.54	1,888,063
John C. Van Scoter	412,606,258	99.54	1,894,335

          Proposal 2.     To approve the amended and restated Tyco Electronics Ltd. 2007 Stock and Incentive Plan:

        A total of 376,019,922 shares (90.72%) were voted for and 11,118,776 shares (2.68%) were voted against this proposal. There were 654,111 abstentions and 26,707,784 broker non-votes.

          Proposal 3.    To appoint Deloitte & Touche LLP as the Independent Auditor and to authorize the audit committee to set the Independent Auditor's remuneration:

        A total of 412,763,724 shares (99.58%) were voted for and 1,340,777 shares (0.32%) were voted against this proposal. There were 396,092 abstentions and zero broker non-votes.

Special General Meeting

        A total of 415,429,811 common shares (90.70% of 458,020,148 common shares outstanding as of April 6, 2009, the record date for the SGM) were present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the SGM. Of the proposals submitted at the SGM, Proposals 1 through 11 and Proposal 14 were carried by the necessary majority. Proposals 12 and 13 were not passed.

        The following is a brief description of each matter voted upon at the SGM. Except as specified below, percentages indicated below reflect the percentage of the total number of common shares voted at the SGM.

          Proposal 1.     To approve the Company's discontinuance from Bermuda as provided in Section 132G of The Companies Act 1981 of Bermuda and the continuance, according to the Swiss Federal Code on International Private Law and the Swiss Code of Obligations, as a Swiss corporation (the "Swiss Continuation"):

        A total of 383,944,530 shares (92.42%) were voted for and 5,127,081 shares (1.23%) were voted against this proposal. There were 551,283 abstentions and 25,806,917 broker non-votes.

          Proposal 2.     To approve a resolution to amend the Company's Bye-laws to eliminate supermajority vote requirements to amend certain provisions of the Bye-laws that have an anti-takeover effect:

        A total of 413,231,690 shares (90.22% of outstanding shares entitled to vote) were voted for and 1,435,751 shares (0.31% of outstanding shares entitled to vote) were voted against this proposal. There were 762,370 abstentions and zero broker non-votes.

          Proposal 3.    To approve a resolution to authorize the steps, including an amendment to the Bye-Laws, necessary to reflect the increase in Tyco Electronics Ltd.'s registered share capital:

        A total of 411,318,485 shares (99.01%) were voted for and 3,412,854 shares (0.82%) were voted against this proposal. There were 698,472 abstentions and zero broker non-votes.

          Proposal 4.    To approve a distribution to shareholders through a capital reduction and the creation of authorized and conditional capital based on the relevant registered share capital amount:

        A total of 412,037,627 shares (99.18%) were voted for and 2,642,096 shares (0.64%) were voted against this proposal. There were 750,088 abstentions and zero broker non-votes.

          Proposal 5.    To approve the proposal, in connection with the Swiss Continuation, to confirm Swiss law as Tyco Electronics' authoritative governing legislation:

        A total of 410,081,854 shares (98.71%) were voted for and 4,563,714 shares (1.10%) were voted against this proposal. There were 784,243 abstentions and zero broker non-votes.

          Proposal 6.     To approve, in connection with the Swiss Continuation, our corporate name as Tyco Electronics Ltd.:

        A total of 412,397,353 shares (99.27%) were voted for and 2,476,087 shares (0.60%) were voted against this proposal. There were 556,371 abstentions and zero broker non-votes.

          Proposal 7.     To approve, in connection with the Swiss Continuation, the change in the Company's corporate purpose:

        A total of 410,005,934 shares (98.69%) were voted for and 4,481,997 shares (1.08%) were voted against this proposal. There were 941,880 abstentions and zero broker non-votes.

          Proposal 8.     To approve, in connection with the Swiss Continuation, the proposed Swiss articles of association:

        A total of 410,013,781 shares (98.70%) were voted for and 4,606,388 shares (1.11%) were voted against this proposal. There were 809,642 abstentions and zero broker non-votes.

          Proposal 9.    To approve, in connection with the Swiss Continuation, Tyco Electronics Ltd.'s principal place of business as Schaffhausen, Switzerland:

        A total of 410,100,116 shares (98.72%) were voted for and 4,591,462 shares (1.11%) were voted against this proposal. There were 738,233 abstentions and zero broker non-votes.

          Proposal 10.     To approve, in connection with the Swiss Continuation, the appointment of PricewaterhouseCoopers AG, Zürich as special auditor until our next annual general meeting of shareholders:

        A total of 410,691,092 shares (98.86%) were voted for and 3,975,254 shares (0.96%) were voted against this proposal. There were 763,465 abstentions and zero broker non-votes.

          Proposal 11.    To approve, in connection with the Swiss Continuation, the appointment of Deloitte AG, Zürich as the Company's Swiss registered auditor until our next annual general meeting of shareholders:

        A total of 410,479,316 shares (98.81%) were voted for and 4,325,462 shares (1.04%) were voted against this proposal. There were 625,033 abstentions and zero broker non-votes.

          Proposal 12.     To approve, in connection with the Swiss Continuation, the additional provisions of our Swiss articles of association that would limit the number of shares that may be registered and/or voted by a single shareholder or group to 15% of our registered share capital:

        A total of 81,736,816 shares (19.68%) were voted for and 332,994,354 shares (80.16%) were voted against this proposal. There were 698,641 abstentions and zero broker non-votes.

          Proposal 13.     To approve, in connection with the Swiss Continuation, additional provisions of our Swiss articles of association that would require a supermajority vote to amend the provisions referred to in Proposal 12 and certain other provisions of our Swiss articles of association:

        A total of 74,169,616 shares (17.85%) were voted for and 340,503,761 shares (81.96%) were voted against this proposal. There were 756,434 abstentions and zero broker non-votes.

          Proposal 14.     To approve any adjournments or postponements of the SGM:

        A total of 393,571,793 shares (94.74%) were voted for and 21,169,075 shares (5.10%) were voted against this proposal. There were 688,943 abstentions and zero broker non-votes.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Tyco Electronics Ltd. for the quarterly period ended June 26, 2009, filed on July 31, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
	By:	/s/ TERRENCE R. CURTIN
Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 31, 2009