Form 10-K
period 2009-09-25
Tyco Electronics Ltd.
filed 2009-11-18
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 2.43	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $5,480,996,000 as of March 27, 2009, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 13, 2009 was 458,868,901.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2010 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        Tyco Electronics Ltd. ("we," "Tyco Electronics," or the "Company") is a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. Our products are produced in nearly 100 manufacturing sites in approximately 25 countries. With approximately 7,000 engineers and worldwide manufacturing, sales, and customer service capabilities, Tyco Electronics' commitment is our customers' advantage.

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of Tyco International Ltd. ("Tyco International"). For the period following its incorporation, Tyco Electronics Ltd. did not engage in any significant business activities and held minimal assets. Effective June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics to its common shareholders (referred to in this report as the "separation"). Tyco Electronics Ltd. became an independent, publicly traded company owning the former electronics businesses of Tyco International Ltd. In connection with the separation, the equity interests in the entities that hold all of the assets and liabilities of Tyco International's electronics businesses were transferred to Tyco Electronics.

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

        Effective June 25, 2009, we discontinued our existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended (the "Bermuda Companies Act"), and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued our existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations. The rights of holders of our shares are now governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Undersea Telecommunications. In May 2009, we sold our Wireless Systems business which has been reclassified as discontinued operations. Prior to reclassification to held for sale and discontinued operations, this business was reported as our former Wireless Systems segment. Also, effective January 1, 2009, we established the Specialty Products Group from our existing businesses. The results of this new organization are reported as a separate reporting segment. This new segment is comprised of the Aerospace, Defense, and Marine; Touch Systems; Medical; and Circuit Protection businesses which were formerly reported in the Electronic Components segment. Prior period segment information has been revised to conform to the current segment reporting structure in all periods presented. See Notes 1 and 24 to the Consolidated and Combined Financial Statements for additional information regarding our segments.

        Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2009 net sales contribution of each segment, and the key products and markets that we serve:

Segment	Electronic Components		Network Solutions		Specialty Products		Undersea Telecommunications
% of Fiscal 2009 Net Sales	58%		17%		14%		11%
Key Products	•	Connector systems	•	Connector systems	•	Connector systems	•	Undersea
	•	Relays	•	Heat shrink tubing	•	Touch screens		telecommunication
	•	Heat shrink tubing	•	Fiber optics	•	Circuit protection		systems
	•	Fiber optics	•	Wire and cable		devices
	•	Wire and cable	•	Racks and panels	•	Wire and cable
	•	Application tooling	•	Intelligent building	•	Relays
				controls	•	Heat shrink
			•	Network interface		tubing
devices
Key Markets	•	Automotive	•	Energy	•	Aerospace, defense,	•	Communication
	•	Computer	•	Communication		and marine		service providers
	•	Communications		service providers	•	Touch systems	•	Oil and gas
	•	Appliance	•	Enterprise networks	•	Medical
	•	Industrial			•	Circuit protection
	•	Consumer electronics

See Note 24 to the Consolidated and Combined Financial Statements for certain segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Global leader in passive components.  With net sales of approximately $10.3 billion in fiscal 2009, we are significantly larger than many of our competitors. In the fragmented connector industry, which was estimated to be $34 billion in fiscal 2009, our net sales were approximately $6 billion. We have established a global leadership position in the connector industry with leading market positions in the following markets:

  •
  Automotive—#1

  •
  Industrial—#1

  •
  Computers and peripherals—#2

  •
  Telecom/data communications—#3

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

  •
  Process and product technology leadership.  We employ approximately 7,000 engineers dedicated to product research, development, and engineering. Our investment of over $530 million in product and process engineering and development together with our capital spending of over $300 million in fiscal 2009, enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

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

  •
  Balanced geographic sales mix.  We have an established manufacturing presence in approximately 25 countries and our sales are global. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile. In addition, our strategy is to continue to increase the percentage of production from lower-cost countries.

  •
  Strong and experienced management team.  We believe we have a management team that has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average more than 20 years of experience of which most is in the electronics industry. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry.

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

  •
  Achieve market leadership in attractive and under-penetrated industries.  We plan to accelerate growth in end-user markets in which we do not have the number one market share but which we believe have attractive growth and profitability characteristics. These markets include: the alternate energy and lighting markets with respect to our Electronic Components segment; the energy, communication service providers, and enterprise networks markets with respect to our Network Solutions segment; and the aerospace, defense, and marine, touch systems, and medical markets with respect to our Specialty Products segment. We believe that we can further leverage our customer service and our new product and technology capabilities in order to achieve a leading position in these markets.

  •
  Extend our leadership in key emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, and India, which we expect will experience higher growth rates than those of more developed regions in the world. In fiscal 2009, we generated $1.4 billion of net sales in China, $0.7 billion of net sales in Eastern Europe, and $0.2 billion of net sales in each of India and Brazil. We believe that expansion in these regions will enable us to grow faster than the overall global market.

  •
  Supplement organic growth with strategic acquisitions.  We will evaluate and selectively pursue strategic acquisitions that strengthen our market position, enhance our existing product offering, enable us to enter attractive markets, expand our technological capabilities, and provide synergy opportunities.

  •
  Improve operating margins.  We intend to continue to increase our productivity and reduce our manufacturing costs. We plan to achieve this by developing best in class manufacturing, enhancing our purchasing strategy through design initiatives and sourcing of materials from suppliers in lower-cost regions, simplifying our distribution network, and further implementing best practice continuous improvement programs. We also plan to continue to simplify our global manufacturing footprint, both by migrating facilities from higher-cost to lower-cost countries and by consolidating within countries. With respect to our manufacturing rationalization plan, we expect to incur restructuring charges of approximately $350 million through 2011 related to current as well as future restructuring actions. These initiatives are designed to help us maintain our competitiveness in the industry.

  •
  Accelerate new product development through research and development excellence. We seek to continue to increase the percentage of our annual net sales from new products. In fiscal 2009, we derived approximately 31% of our net sales from new products launched within the previous three years. In order to accomplish this goal, we intend to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2009	2008	2007
Electronic Components	58%	65%	68%
Network Solutions	17	15	15
Specialty Products	14	12	13
Undersea Telecommunications	11	8	4

Total	100%	100%	100%

  Electronic Components

        Our Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, communications, industrial, appliance, and consumer electronics markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex telecommunications and computer equipment.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive, telecommunications, and industrial industries, including electric sunroofs, anti-lock braking systems, and fuel injection coils for the automotive industry and signal and power relay technologies for the telecommunications industry.

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

  •
  Wire and Cable.  We provide highly engineered cable and wire products to the data transmission, telecommunications, and industrial markets. We offer a broad range of cable, including UTP and PVC ribbon cables, SCSI, and IEEE 1394 computer cables.

  •
  Application Tooling.  We offer a broad portfolio of hand tools, semi-automatic bench machines, and fully-automatic machine systems for processing terminal products.

        In addition to the above product families which represent approximately 90% of the Electronic Components segment net sales, we also offer identification products, antennas, magnetics, sensors, and switches.

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

  Specialty Products

        Our Specialty Products segment is a leader in providing highly-engineered custom solutions, components, and connectors for electronic systems, subsystems, and devices in the aerospace, defense, and marine; touch systems; medical; and circuit protection markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex aerospace and defense and medical equipment.

  •
  Touch Screens.  We develop, manufacture, and market a complete line of touch products for transactional kiosks, point-of-sale terminals, machine and process control, and automated teller machines. We offer component touch systems for original equipment manufacturers and a broad line of standard and custom LCD touch monitors and computers.

  •
  Circuit Protection Devices.  We offer a range of circuit protection devices, which limit the flow of high current during fault conditions and automatically reset after the fault is cleared and power to the circuit is restored. We also offer surface-mount chip fuses, thyristor surge protectors, multi layer varistors, gas discharge tubes for overvoltage protection, and electrostatic discharge (ESD) protection devices.

  •
  Wire and Cable.  We provide highly engineered cable and wire products to the aerospace and medical markets. We offer a broad range of cable, including NASA-spec cable, and other cables suitable for use in the aerospace industry. We provide custom-engineered medical device solutions within the diagnostic instrument, surgical device, non-invasive therapeutic and interventional catheter areas of the medical market.

  •
  Relays.  Our relay products can be used in a wide range of high-performance applications for the aerospace industry.

  •
  Heat Shrink Tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

        In addition to the above product families which represent in excess of 90% of the total Specialty Products segment net sales, the segment also sells identification products, sensors, fiber optics, antennas, and application tooling.

  Undersea Telecommunications

        Our Undersea Telecommunications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2009 was as follows:

Markets	Percentage
Automotive	27%
Telecommunications	27
Energy	8
Aerospace, Defense, and Marine	6
Computer	6
Industrial	5
Appliance	4
Enterprise Networks	4
Service Providers	4
Medical	2
Other	7

Total	100%

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

        Aerospace, Defense, and Marine.    Our products are used in military and commercial aircraft, missile systems, satellites, space programs, radar systems, and offshore oil and gas applications.

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

        Enterprise Networks.    We provide structured cabling systems and cable management products for commercial buildings and office campuses, products that enable high-bandwidth voice and data communications throughout facilities ranging from data centers to office buildings to hotel and resort complexes.

        Service Providers.    Our products are used by communication service providers to facilitate the high-speed delivery of services from central offices to customer premises. This industry services the needs of emerging countries that are building out their communications infrastructure as well as countries upgrading networks to support high-speed internet connectivity and delivery of high-definition television.

        Medical.    Our products are used in medical equipment for imaging, surgical, and monitoring applications, ranging from general surgical to ultrasound to "smart" vital sign monitoring equipment.

        Other.    Our products are used in numerous products, including instrumentation and measurement equipment, commercial and building equipment, building network and cabling systems, and railway equipment. This category also includes products sold through third-party distributors.

Customers

        Our customers include automobile, telecommunication, computer, industrial, aerospace, and consumer products manufacturers that operate both globally and locally. Our customers also include contract manufacturers and third-party distributors. We serve over 150,000 customer locations in over 150 countries, and we maintain a strong local presence in each of the geographic areas in which we operate.

        Our net sales by geographic area as a percentage of our total net sales were as follows:

	Fiscal
	2009	2008	2007
Americas(1)	37%	34%	33%
Europe/Middle East/Africa	34	38	38
Asia-Pacific	29	28	29

Total	100%	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        See Note 24 to the Consolidated and Combined Financial Statements for additional information regarding geographic areas.

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for more than 10% of our net sales in fiscal 2009, 2008, or 2007. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

Raw Materials

        We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding, precious metals such as gold and silver for plating, and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand dynamics.

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

        Our research and development expense for fiscal 2009, 2008, and 2007 was as follows:

	Fiscal
	2009	2008	2007
	(in millions)
Electronic Components	$291	$325	$293
Network Solutions	54	60	54
Specialty Products	62	68	56
Undersea Telecommunications	32	29	25

Total	$439	$482	$428

        Our research, development, and engineering efforts are supported by approximately 7,000 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions, introduced during the previous three years comprised approximately 31% of our net sales for fiscal 2009.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2009, our direct sales represented 83% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

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

        Backlog by reportable segment at fiscal year end 2009 and 2008 was as follows:

	Fiscal
	2009	2008
	(in millions)
Electronics Components	$1,265	$1,291
Network Solutions	290	339
Specialty Products	334	364
Undersea Telecommunications	920	1,128

Total	$2,809	$3,122

        We expect that the majority of our backlog at September 25, 2009 will be filled during fiscal 2010.

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

  •
  Electronic Components.  This segment competes against numerous companies, including Molex, Amphenol, FCI, JST, and Omron.

  •
  Network Solutions.  This segment's major competitors include Corning, Commscope, and 3M.

  •
  Specialty Products.  This segment competes against numerous companies, including Molex, Amphenol, Deutsch, Radiall, 3M, Touch International, Littelfuse, Bel Fuse, and Lemo.

  •
  Undersea Telecommunications.  This segment primarily competes against Alcatel-Lucent.

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

Employees

        As of September 25, 2009, we employed approximately 78,000 people worldwide, of whom 20,000 were in the Americas region, 23,000 were in the Europe/Middle East/Africa region, and 35,000 were in the Asia-Pacific region. Of our total employees, approximately 46,000 were employed in manufacturing and 18,000 were represented by collective bargaining agreements. Approximately 60% of our employees were based in lower-cost countries, primarily China. We believe that our relations with our employees are satisfactory.

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

Environmental

        We are committed to complying with all applicable environmental, health, and safety laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards, staff dedicated to environmental, health, and safety issues, periodic compliance auditing, training, and other measures. We have a program for compliance with the European Union ("EU") Restriction on Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China RoHS law, and similar laws.

        We have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $13 million to $26 million. As of September 25, 2009, we believe that the best estimate within this range is approximately $16 million.

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

Risks Relating to Our Business

         Current and future conditions in the global economy and global capital markets, and cyclical industry conditions, may adversely affect our results of operations, financial position, and cash flows.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. As a result of global economic trends, the credit market crisis, lower consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial position, and cash flows could be materially adversely affected.

        Additionally, we are heavily dependent on the end market industry dynamics for our products, and our operating results can be adversely affected by cyclical and reduced demand patterns of these markets. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. For example, the automotive industry, which accounted for approximately 27% of our net sales in fiscal 2009, is experiencing a significant downturn described below. The telecommunications industry, which accounted for approximately 27% of our net sales in fiscal 2009, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation, which reflects current market conditions. The aerospace and defense industry, which accounted for 6% of our net sales in fiscal 2009, has similarly undergone significant fluctuations in demand, depending on worldwide economic and political conditions. These periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

         We are dependent on the automotive industry which is experiencing significant declines in the current economic environment.

        Approximately 27% of our net sales for fiscal 2009 were to customers in the automotive industry. Automotive manufacturers globally are experiencing significant declines in sales of vehicles from the current economic downturn and credit conditions. Additionally, the automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

         We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 27% of our net sales for fiscal 2009 came from sales to the telecommunications industry. Demand for these products is subject to rapid technological change and has been affected by declines in consumer and business spending due to global economic conditions. Additionally, these markets are dominated by several large manufacturers that can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our failure to do so would materially impair our results of operations, financial position, and cash flows.

        Approximately 7% of our net sales for fiscal 2009 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends primarily on underlying business and consumer demand for new computer and consumer electronics products, which has been affected by reduced spending due to global economic conditions. The amount of this demand and therefore our sales and profitability will be affected by a variety of factors, including the rate of technological change, degree of consumer acceptance of new products, and general economic conditions. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

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

        We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2009 and determined that no impairment existed.

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

        During the second quarter of fiscal 2009, as a result of declines in sales and profitability of the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment, we determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. The testing for goodwill impairment is a two step process. In performing step I of impairment testing, we determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating our estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which we determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively, in the second quarter of fiscal 2009.

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

         We are dependent on market acceptance of new product introductions and product innovations for future revenue growth.

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

        Over the past several years we have experienced, and we expect to continue to experience, pressure each year to lower our prices. In recent years, we have experienced price erosion averaging from 1% to 2%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our results of operations, financial position, and cash flows.

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

        We are a large buyer of resin, copper, gold, brass, steel, chemicals and additives, and zinc. Many of these raw materials are produced in a limited number of regions around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold, has increased in recent years and continues to fluctuate. Over the last three years, we have only been able to partially offset these increases through higher selling prices. Our results of operations, financial position, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are continued significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. Approximately 50% of our net sales for fiscal 2009 were invoiced in currencies other than the U.S. Dollar, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Therefore, when the U.S. Dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to the contracts, our efforts to manage these risks might not be successful.

         The life cycles of our products can be very short.

        The life cycles of certain of our products can be very short relative to the development cycles. As a result, the resources devoted to product sales and marketing may not result in material revenue, and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover and we were not able to compensate for those expenses, our results of operations, financial position, and cash flows would be materially and adversely affected.

         A decline in the market value of our pension plans' investment portfolios could adversely affect our results of operations, financial position, and cash flows.

        Concerns about deterioration in the global economy, together with the current credit crisis, have caused significant volatility in interest rates and equity prices, which could decrease the value of our pension plans' investment portfolios. A decrease in the value of our pension plans' investment portfolios could have an adverse effect on our results of operations, financial position, and cash flows.

         We may use components and products manufactured by third parties.

        We may rely on third-party suppliers for the components used in our products, and we may rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial position, and cash flows could be adversely affected if such third parties lack sufficient quality control or if there are significant changes in their financial or business condition. We also have third-party arrangements for the manufacture of certain products, parts, and components. If these third parties fail to deliver quality products, parts, and components on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.

         Our future success is substantially dependent on our ability to attract and retain highly qualified technical, managerial, marketing, finance, and administrative personnel.

        Our success depends upon our continued ability to hire and retain key employees at our operations around the world. We depend on highly skilled technical personnel to design, manufacture, and support our wide range of electronic components. Additionally, we rely upon experienced managerial, marketing, and support personnel to manage our business effectively and to successfully promote our wide range of products. Any difficulties in obtaining or retaining the necessary global management, technical, human resource, and financial skills to achieve our objectives may have adverse affects on our results of operations, financial position, and cash flows.

         If any of our operations are found not to comply with applicable antitrust or competition laws, our business may suffer.

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the United States and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial, including distribution, agreements and practices with respect to the electrical components or other markets is found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected.

         Future acquisitions may not be successful.

        We regularly evaluate the possible acquisition of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offerings. We cannot assure you, however, that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

         Future acquisitions could require us to issue additional debt or equity.

        If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our shares.

         Divestitures of some of our businesses or product lines may materially adversely affect our results of operations or financial position.

        While we have substantially completed the streamlining of our portfolio that we began over two years ago, we may in the future evaluate the performance of specific businesses and may continue to sell businesses or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

         We are subject to global risks of political, economic, and military instability.

        Our workforce, manufacturing, administrative, and sales facilities, markets, customers, and suppliers are located throughout the world, and we are exposed to risks that could negatively affect sales or profitability, including:

  •
  tariffs, trade barriers, and trade disputes;

  •
  regulations related to customs and import/export matters;

  •
  variations in lengths of payment cycles;

  •
  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country, and difficulties in repatriating in a tax-efficient manner cash generated or held in a number of jurisdictions;

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

        We have sizeable operations in China, including manufacturing operations, and in fiscal 2009, 14% of our net sales were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

         We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

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

        While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot assure you that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our results of operations, financial position, and cash flows or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present, or future business activities.

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

         We are a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations, financial position, and cash flows.

        In the ordinary course of business, we are a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, and product liability. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial position, and cash flows.

         Covenants in our debt instruments may adversely affect us.

        Our bank credit facility contains financial and other covenants, such as a limit on the ratio of debt (as defined in the credit facility) to earnings before interest, taxes, depreciation and amortization (as defined in the credit facility), and limits on subsidiary debt and incurrence of liens. Our outstanding indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of these covenants could result in a default under our credit facility or indentures. Upon the occurrence of certain defaults under our credit facility and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our bank credit facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facility and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

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

        In connection with our separation from Tyco International on June 29, 2007, we, Tyco International, and its former healthcare businesses ("Covidien") entered into a Separation and Distribution Agreement which governs the relationships among us, Tyco International, and Covidien subsequent to the separation and provided for the allocation among us, Tyco International, and Covidien of Tyco International's assets, liabilities, and obligations attributable to periods prior to the separation. Under the Separation and Distribution Agreement, subject to certain exceptions contained in the Tax Sharing Agreement among the parties, we, Tyco International, and Covidien have agreed to assume and be responsible for 31%, 27%, and 42%, respectively, of certain of Tyco International's contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation, any actions with respect to the separation or the distribution brought by any third party and tax liabilities for periods prior to and including the date of separation of June 29, 2007. For more information on the contingent tax liabilities, see "We share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities for tax periods prior to and including the distribution date." Contingent and other corporate liabilities do not include liabilities that are specifically related to one of the three separated companies, which were allocated 100% to the relevant company.

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

        Prior to the announcement by Tyco International of the planned separation of Tyco Electronics and Covidien in January 2006, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits, most of which were part of a class action settlement of 32 lawsuits reached in 2007 and others of which have been settled subsequently, for which we were responsible for 31%. We are responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation. Of the remaining securities cases, three remain outstanding, for which we have established a reserve. If the unresolved securities proceedings were to be determined adversely to Tyco International, our share of any additional potential losses under the terms of the Separation and Distribution Agreement, which are not presently estimable, may have a material adverse effect on our results of operations, financial position, and cash flows.

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

        Under the Tax Sharing Agreement, we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        All the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, became our tax liabilities. Although we agreed to share certain of these tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

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

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that we have assessed under the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740 (Income Taxes) have been reflected as a liability on the Consolidated and Combined Financial Statements. The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

Risks Relating to Our Swiss Jurisdiction of Incorporation

         Legislative and other proposals in Switzerland, the United States, and other jurisdictions could cause a material change in our worldwide effective corporate tax rate.

        Various U.S. and non-U.S. legislative proposals and other initiatives have been directed at companies incorporated in lower-tax jurisdictions. We believe that recently there has been heightened focus on adoption of such legislation and other initiatives. If adopted, these proposed changes could materially increase our worldwide corporate effective tax rate. We believe that, since becoming a Swiss corporation in June 2009, we are less likely to be subject to such legislation and other initiatives because Switzerland has both a generally imposed corporate income tax and comprehensive tax treaties with the United States and other jurisdictions in which we operate. However, we cannot predict the outcome of any specific legislation or initiative and we cannot assure you that any such legislation or initiative will not apply to us.

         Legislation in the United States could adversely impact our results of operations, financial position, and cash flows.

        Various U.S. federal and state legislative proposals have been introduced in recent years that may negatively impact the growth of our business by denying government contracts to U.S. companies that have moved to lower-tax jurisdictions.

        We expect the U.S. Congress to continue to consider implementation and/or expansion of policies that would restrict the federal and state governments from contracting with entities that move their corporate locations abroad. We believe that we are less likely to be subject to such proposals since becoming a Swiss corporation in June 2009. However, we cannot predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, the effect such enactments and increased regulatory scrutiny may have on our business, or the outcome of any specific legislative proposals. Therefore, we cannot assure you that any such legislative action will not apply to us. In addition, we are unable to predict whether the final form of any potential legislation discussed above also would affect our indirect sales to U.S. federal or state governments or the willingness of our non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact of any proposed legislation in this area and cannot assure you that the impact will not be materially adverse to us.

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management.

        As a Swiss corporation, our board of directors may not declare and pay distributions or dividends on our shares without shareholder approval and without satisfying certain other requirements. Our articles of association authorize us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

         Swiss law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

        We are organized under the laws of Switzerland. It may not be possible to enforce court judgments obtained in the United States against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of United States jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to that nation's public policy.

        Swiss corporate law, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers. Thus, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Risks Relating to Our Shares

         The market price of our shares may fluctuate widely.

        The market price of our shares may fluctuate widely, depending upon many factors, including:

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

         We might not be able to make distributions on our shares without subjecting shareholders to Swiss withholding tax.

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making any future distributions to shareholders, prior to January 1, 2011, through a reduction of registered share capital or, after January 1, 2011, out of registered share capital or contributed surplus (as determined for Swiss tax purposes). Distributions to our shareholders in the form of a reduction of registered share capital are not subject to Swiss withholding tax. To date since we became a Swiss corporation, all distributions on our shares recommended by our board of directors for approval by our shareholders and approved by our shareholders have been distributions through reductions in our registered share capital. If we were to make future distributions to our shareholders through a dividend out of contributed surplus (as determined for Swiss tax purposes) rather than through a reduction of registered share capital prior to January 1, 2011, any dividends that we would pay generally would be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund if the shareholder is a qualified pension fund). A Swiss tax resident holder may apply any tax withheld for a full credit against Swiss income tax upon proper declaration of the related income in such Swiss resident holder's personal Swiss income tax return. There can be no assurance that our shareholders will approve distributions through reductions in our registered share capital in the future, that we will be able to meet the other legal requirements for a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited.

         Currency fluctuations between the U.S. Dollar and the Swiss Franc may limit the amount available for any future distributions on our shares without subjecting shareholders to Swiss withholding tax.

        Under Swiss corporate law, we are required to state our year-end unconsolidated Swiss statutory financial statements in Swiss Francs. Although distributions that are effected through a return of registered share capital or contributed surplus are expected to be paid in U.S. Dollars, shareholder resolutions with respect to such distributions are required to be stated in Swiss Francs. If the U.S. Dollar were to increase in value relative to the Swiss Franc, the U.S. Dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

         We have certain restrictions on our ability to repurchase our shares.

        The Swiss Code of Obligations limits a corporation's ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, only if the shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation.

         Registered holders of our shares must be registered as shareholders with voting rights in order to vote at shareholder meetings.

        Our articles of association contain a provision regarding voting rights that is required by Swiss law for Swiss companies like us that issue registered shares (as opposed to bearer shares). This provision provides that to be able to exercise voting rights, holders of our shares must be registered in our share register (Aktienbuch) as shareholders with voting rights. Only shareholders whose shares have been registered with voting rights on the record date may participate in and vote at our shareholders' meetings, but all shareholders will be entitled to dividends, distributions, preemptive rights, advance subscription rights, and liquidation proceeds. The board of directors may, in its discretion, refuse to register shares as shares with voting rights if a shareholder does not fulfill certain disclosure requirements as set forth in our articles of association.

         Certain provisions of our articles of association may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that our shareholders might consider favorable.

        Our articles of association contain provisions that could be considered "anti-takeover" provisions because they would make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these provisions, among others:

  •
  shareholders may act only at shareholder meetings and not by written consent, and

  •
  restrictions will apply to any merger or other business combination between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors, both of which provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in the case of issuances from authorized capital, until June 22, 2011 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate nearly 120 manufacturing, warehousing, and office locations in approximately 25 states in the United States. We also operate over 250 manufacturing, warehousing, and office locations in over 50 countries and territories outside the United States.

        We own approximately 20 million square feet of space and lease approximately 10 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in approximately 25 countries worldwide. These manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to lower-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and through the migration of manufacturing to lower-cost countries.

        Our centers of manufacturing output at September 25, 2009 included sites in the following countries:

	Number of Manufacturing Facilities
	Electronic Components	Network Solutions	Specialty Products	Undersea Telecommunications	Total
Americas:
United States	15	1	10	1	27
Mexico	4	1	2	—	7
Brazil	1	—	—	—	1
Europe/Middle East/Africa:
United Kingdom	3	4	1	—	8
Germany	4	3	—	—	7
India	4	1	1	—	6
Switzerland	3	1	—	—	4
Belgium	1	1	—	—	2
Czech Republic	2	—	—	—	2
France	1	1	—	—	2
Italy	2	—	—	—	2
Spain	2	—	—	—	2
Austria	1	—	—	—	1
Hungary	1	—	—	—	1
Poland	1	—	—	—	1
Portugal	1	—	—	—	1
Asia-Pacific:
China	13	2	—	—	15
Japan	1	—	2	—	3
Korea	1	—	—	—	1
Malaysia	—	1	—	—	1
New Zealand	1	—	—	—	1
Singapore	1	—	—	—	1
Thailand	—	1	—	—	1

Total	63	17	16	1	97

        We estimate that our manufacturing production by region in fiscal 2009 was approximately: Americas—30%, Europe/Middle East/Africa—40%, and Asia-Pacific—30%.

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

        Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial positions, or cash flows in a future period.

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among us, Tyco International, and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to our and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, we assumed the liability for, and control of, all pending and threatened legal matters at separation related to our business or assumed or retained liabilities, and will indemnify the other parties for any liability arising out of or resulting from such assumed legal matters. Tyco Electronics remains responsible for 31% of certain potential liabilities that may arise from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien are responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Tyco International, Covidien, and us.

Tyco International Legal Proceedings

  Securities Class Actions and Settlement

        As previously reported in our periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation. Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings.

A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which we were responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities filed actions separately against Tyco International and/or Tyco International, Covidien, and us, all of which have been settled subsequently. In addition, several cases asserting claims arising under the Employee Retirement Income Security Act ("ERISA") were filed, all of which have been settled. See Note 15 to the Consolidated and Combined Financial Statements for further information regarding settlements of securities cases and reserves. Only three of the securities cases remain outstanding.

  Outstanding Securities Actions

        As previously reported, on October 30, 2003, Stumpf v. Tyco International Ltd., et al. was transferred to the United States District Court for the District of New Hampshire by the Judicial Panel on Multidistrict Litigation. The complaint asserts claims against Tyco International based on Sections 11 and 15 of the Securities Act of 1933 (the "Securities Act") and Sections 10(b) and 20(a) of the Exchange Act. This action is in the pre-trial stage.

        As previously reported, an action filed on September 2, 2004 captioned Jasin v. Tyco International Ltd., et al. is pending in the United States District Court for the District of New Hampshire. The pro se plaintiff named as additional defendants Tyco International (U.S.) Inc. and certain of Tyco International's former executives. Plaintiff's complaint asserts causes of action under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act. Claims against the former executives also are asserted under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and Section 20A of the Exchange Act, as well as Sections 11, 12(a)(2) and 15 of the Securities Act. Plaintiff also asserts common law fraud, negligent misrepresentation, unfair trade practice, breach of contract, breach of the duty of good faith and fair dealing, and violation of Section 1-402 of the Pennsylvania Securities Act of 1972. This action is in the pre-trial stage.

        As previously reported, the Judicial Panel on Multidistrict Litigation transferred Hall v. Kozlowski, et al., an action relating to plaintiff's employment, 401(k) and pension plans, and ownership of Tyco International stock, to the United States District Court for the District of New Hampshire. This action is in the pre-trial stage.

  Investigations

        As previously reported, Tyco International and others received various subpoenas and requests from the SEC's Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised us that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments may be allocated to us. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, our share of such potential losses also is not estimable and may have a material adverse effect on our results of operations, financial position, or cash flows.

  Compliance Matters

        As previously reported, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the SEC the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act, and that it would continue to investigate and make periodic progress reports to these agencies. To date, our baseline review has revealed that some of our former business practices may not comply with FCPA requirements. At this time, we cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that we may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on our results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or us would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

Litigation Matters Related to Our Former Wireless Systems Business

  State of New York Contract

        On September 19, 2005, our former Wireless Systems business was awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although we dispute that the State has any basis to do so.

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On September 25, 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. On November 16, 2009, the State filed an answer to the complaint and counterclaim. The counterclaim asserts a claim for breach of contract and alleges that the State has incurred damages in excess of $275 million. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. The parties are now proceeding with discovery.

  Com-Net

        At September 25, 2009, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net, representing the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to security holders for a vote during the fourth quarter of the fiscal year ended September 25, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Tyco Electronics' common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL," and began trading on the NYSE on a "when-issued" basis on June 14, 2007 prior to Tyco Electronics' spin-off from Tyco International on June 29, 2007. The following table sets forth the high and low closing sales prices of Tyco Electronics' common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 25, 2009 and September 26, 2008.

	Market Price Range
Fiscal Year Ended September 25, 2009	High	Low
First Quarter	$27.66	$12.97
Second Quarter	17.55	7.44
Third Quarter	20.39	10.54
Fourth Quarter	23.94	16.68
Fiscal Year Ended September 26, 2008
First Quarter	$37.97	$31.36
Second Quarter	37.13	31.18
Third Quarter	40.12	34.04
Fourth Quarter	37.40	26.90

        The number of registered holders of Tyco Electronics' common shares at November 16, 2009 was 35,741.

Dividends

        The following table sets forth (in U.S. Dollars) the dividends paid on Tyco Electronics' common shares during the quarterly periods presented below.

Fiscal Year Ended September 25, 2009	Dividend per Common Share
First Quarter	$0.16
Second Quarter	0.16
Third Quarter	0.16
Fourth Quarter(1)	0.16
Fiscal Year Ended September 26, 2008
First Quarter	0.14
Second Quarter	0.14
Third Quarter	0.14
Fourth Quarter	0.14

(1)
Paid in the form of a reduction of registered share capital. The reduction was declared in Swiss Francs ("CHF") at CHF 0.17 and paid in U.S. Dollars based on a U.S. Dollar/Swiss Franc exchange rate shortly before declared.

        Future dividends on our common shares or reductions of registered share capital for distribution to shareholders, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends or distributions be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit our ability to pay dividends or to distribute capital reductions.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco Electronics' common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components & Equipment Index, assuming investment of $100 on June 14, 2007, the first day of "when-issued" trading of Tyco Electronics' common shares on the NYSE prior to our separation from Tyco International on June 29, 2007, including the reinvestment of dividends, and the investment of $100 in the Indexes on June 14, 2007. The graph shows the cumulative total return as of the fiscal years ended September 28, 2007, September 26, 2008, and September 25, 2009. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TYCO ELECTRONICS LTD., S&P 500 INDEX
AND DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT

	6/14/07*	9/28/07	9/26/08	9/25/09
Tyco Electronics Ltd.	100.00	91.56	71.65	61.15
S&P 500	100.00	100.34	78.28	72.88
Dow Jones Electrical Components & Equipment	100.00	99.97	78.08	75.75

*
$100 invested on 6/14/07 in Tyco Electronics' common shares, including reinvestment of dividends, and $100 invested on 6/14/07 in Indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended September 25, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 27—July 24, 2009	27,762	$—	—	$606,379,371
July 25—August 28, 2009	3,161	—	—	606,379,371
August 29—September 25, 2009	4,418	—	—	606,379,371

Total	35,341	$—	—	$606,379,371

(1)
This column includes the following transactions which occurred during the fiscal quarter ended September 25, 2009:

(i)
the acquisition of 35,341 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted shares issued under equity compensation plans.

(2)
Our $2.0 billion share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents selected consolidated and combined financial and other operating data for Tyco Electronics. The consolidated and combined statement of operations data for fiscal 2009, 2008, and 2007 and the consolidated balance sheet data as of September 25, 2009 and September 26, 2008 are derived from our audited consolidated and combined financial statements included elsewhere in this Annual Report. The combined statement of operations data for fiscal 2006 and 2005 and the consolidated and combined balance sheet data as of September 28, 2007, September 29, 2006 and September 30, 2005 are derived from our audited consolidated and combined financial statements not included elsewhere in this Annual Report.

        The data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company prior to June 29, 2007.

	As of or for Fiscal
	2009(1)	2008(2)(6)	2007(3)(6)	2006(4)(6)	2005(5)(6)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$10,256	$14,373	$12,574	$11,431	$10,543
Gross income	2,536	4,173	3,719	3,556	3,322
Pre-Separation litigation charges, net	144	22	887	—	—
Separation costs	—	—	44	—	—
Restructuring and other charges (credits), net	375	219	92	7	(312)
Impairment of goodwill	3,547	103	—	—	—
Operating income (loss)	(3,474)	1,663	655	1,679	1,890
Income (loss) from continuing operations	(3,100)	1,527	(214)	1,402	949
Income (loss) from discontinued operations, net of income taxes	(156)	255	(340)	(201)	184
Cumulative effect of accounting change, net of income taxes	—	—	—	(8)	11
Net income (loss)	$(3,256)	$1,782	$(554)	$1,193	$1,144
Per Share Data(7)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(6.75)	$3.16	$(0.43)	$2.82	$1.91
Net income (loss)	(7.09)	3.69	(1.11)	2.40	2.30
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(6.75)	$3.14	$(0.43)	$2.82	$1.91
Net income (loss)	(7.09)	3.67	(1.11)	2.40	2.30
Cash dividends declared and distributions approved per common share	$0.64	$0.58	$0.14	$—	$—
Balance Sheet Data
Total current assets	$5,579	$7,635	$10,545	$7,245	$6,902
Total assets	16,220	21,600	23,688	19,091	18,473
Total current liabilities	2,615	3,387	6,218	3,181	3,204
Long-term debt and obligations under capital leases	2,316	3,161	3,373	3,371	3,816
Total equity	7,016	11,073	11,377	11,160	9,842
Working capital(8)	2,964	4,248	4,327	4,064	3,698
Other Operating Data
Capital expenditures	$328	$610	$863	$506	$451

(1)
Fiscal 2009 loss from continuing operations includes net pre-Separation litigation charges of $144 million, net restructuring and other charges of $375 million, impairment of goodwill of $3,547 million, a gain on retirement of debt of $22 million, other expense of $68 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $49 million attributable to adjustments to prior year tax returns. (See Notes 15, 4, 8, 11, 19, and 18 to the Consolidated and Combined Financial Statements.) Fiscal 2009 net loss includes $156 million of loss, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated and Combined Financial Statements.)

(2)
Fiscal 2008 income from continuing operations includes net pre-Separation litigation charges of $22 million, net restructuring and other charges of $219 million, impairment of goodwill of $103 million, other income of $567 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $33 million related to the analysis and reconciliation of tax accounts. (See Notes 15, 4, 8, 19, and 18 to the Consolidated and Combined Financial Statements.) Fiscal 2008 net income includes $255 million of income, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated and Combined Financial Statements.)

(3)
Fiscal 2007 loss from continuing operations includes net pre-Separation litigation charges of $887 million, separation costs of $44 million, net restructuring and other charges of $92 million, and allocated loss on retirement of debt of $232 million. (See Notes 15, 3, 4, and 11 to the Consolidated and Combined Financial Statements.) Fiscal 2007 net loss includes $340 million of loss, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated and Combined Financial Statements.)

(4)
Fiscal 2006 net income includes a $201 million loss, net of income taxes, from discontinued operations as well as an $8 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of ASC 410-20 (Asset Retirement and Environmental Obligations: Asset Retirement Obligations).

(5)
Fiscal 2005 income from continuing operations includes a $301 million gain on the divestiture of the Tyco Global Network as well as a $365 million loss on retirement of debt. Fiscal 2005 net income includes $184 million of income, net of income taxes, from discontinued operations and an $11 million gain, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the change in measurement date for pension and postretirement benefit plans.

(6)
The Wireless Systems business met the held for sale and discontinued operations criteria in fiscal 2009. As such, we have reclassified amounts previously reported to reflect this business as discontinued operations in all periods presented. For additional information regarding discontinued operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations" and Note 5 to the Consolidated and Combined Financial Statements. In addition, in fiscal 2009, we reclassified certain expenses on the Consolidated and Combined Statements of Operations. The reclassifications had no impact on previously reported operating income (loss), net income (loss), or earnings (loss) per share. All periods presented have been reclassified to conform to the current presentation. See Note 1 to the Consolidated and Combined Financial Statements for additional information regarding the reclassifications.

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

Change of Domicile

        Effective June 25, 2009, Tyco Electronics Ltd. ("Tyco Electronics" or the "Company"), which may be referred to as "we," "us," or "our") discontinued its existence as a Bermuda company as provided in the Bermuda Companies Act, and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations. The rights of holders of our shares are now governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

The Separation

        Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

Overview

        The Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded entity subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for the period prior to the Separation.

        Our Consolidated and Combined Financial Statements have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Consolidated and Combined Financial Statements for the period prior to the Separation may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company prior to June 29, 2007. Certain general corporate overhead, net class action settlement costs, net interest expense, and other expenses for the period prior to the Separation were allocated to us by Tyco International. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly-traded company for the period prior to the Separation. See Note 17 to the Consolidated and Combined Financial Statements for further information regarding allocations.

        We are a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems. We design, manufacture, and market approximately 450,000 different products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. We believe the end markets that we sell into are balanced with the total end market demand for our products.

        We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Undersea Telecommunications. In May 2009, we sold our Wireless Systems business which has been reclassified as discontinued operations. Prior to reclassification to held for sale and discontinued operations, this business was reported as our former Wireless Systems segment. Also, effective January 1, 2009, we established the Specialty Products Group from our existing businesses. The results of this new organization are reported as a separate reporting segment. This new segment is comprised of the Aerospace, Defense, and Marine; Touch Systems; Medical; and Circuit Protection businesses which were formerly reported in the Electronic Components segment. Prior period segment information has been revised to conform to the current segment reporting structure in all periods presented. See Notes 1 and 24 to the Consolidated and Combined Financial Statements for additional information regarding our segments.

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by approximately 7,000 engineers, as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers throughout the world to provide highly engineered products and solutions to meet their needs.

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

        Key business factors that influenced our results of operations for the periods discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include:

  •
  Raw material price increases.  We purchased approximately 125 million pounds of copper and 125,000 troy ounces of gold in fiscal 2009. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile and current year prices have increased from prior year levels. Copper prices remain high relative to historic levels but have declined over the past year. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		Fiscal
	Measure	2009	2008	2007
Copper	Lb.	$2.75	$3.40	$3.20
Gold	Troy oz.	$878	$870	$653

    In fiscal 2010, we expect to purchase approximately 125 million pounds of copper and 150,000 troy ounces of gold.

  •
  Foreign exchange.  Approximately 50% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in fiscal 2009 by major currencies invoiced was as follows:

U.S. Dollar	50%
Euro	28
Japanese Yen	7
Chinese Renminbi	4
Brazilian Real	2
British Pound Sterling	2
Korean Won	2
All others	5

Total	100%

  Economic Conditions

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. As a result of economic trends, we experienced a 28.6% decrease in net sales in fiscal 2009 as compared to fiscal 2008. We expect net sales in the first quarter of fiscal 2010 to be $2.7 billion to $2.8 billion, a flat to 4% increase from fourth quarter fiscal 2009 levels, as a result of continued improvements in consumer end markets, partially offset by a decline in net sales in our Undersea Telecommunications segment.

        We are monitoring the current environment and its potential effects on our customers and on the end markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. (See further discussion in "Liquidity and Capital Resources.")

        We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2009 and determined that no impairment existed.

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

  Discontinued Operations

        During fiscal 2009, we entered into a definitive agreement to sell our Wireless Systems business. In May 2009, we completed the sale for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on this transaction. The divestiture of the Wireless Systems business substantially completes the streamlining of our portfolio that we began two years ago.

        In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, we also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. In fiscal 2009, we recorded an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. Also during fiscal 2009, we received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

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

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses have been included in discontinued operations in all periods presented on our Consolidated and Combined Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. Both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment. See Note 5 to the Consolidated and Combined Financial Statements for additional information regarding discontinued operations.

  Other Divestitures

        During fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Electronic Components segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a $7 million pre-tax loss on sale which is reflected in restructuring and other charges, net on the Consolidated and Combined Statement of Operations. We have presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality. See Note 4 to the Consolidated and Combined Financial Statements for additional information regarding the divestiture of the Battery Systems business.

        Subsequent to fiscal year end 2009, we signed an agreement with a third party to sell the Dulmison connectors and fittings product line within our energy business for $16 million in cash, subject to final working capital adjustments. We expect the sale to be completed in the first quarter of fiscal 2010. A pre-tax impairment charge of $12 million was recorded in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. The charge is reflected in restructuring and other charges, net on the Consolidated and Combined Statement of Operations. The product line, which was part of our Network Solutions segment, generated sales of $53 million in fiscal 2009. See Note 4 to the Consolidated and Combined Financial Statements for additional information regarding the impairment charge.

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

        We have closed a number of manufacturing facilities since we began our simplification program in 2007. As of fiscal year end 2009, we had fewer than 100 manufacturing sites as compared to over 130 at the end of fiscal 2006.

        As a result of the current economic environment, we have accelerated workforce reductions through the elimination of temporary workers, attrition, and reductions in force. In fiscal 2009, we reduced our headcount by 17%, or approximately 16,000 positions.

        In connection with our manufacturing simplification plan and in response to the current economic environment, we expect to incur restructuring charges of approximately $350 million from fiscal 2010 through 2011. In fiscal 2009, cash spending related to restructuring was approximately $260 million, and we anticipate spending approximately $300 million in fiscal 2010. Cost savings related to these actions were $200 million in fiscal 2009. Thereafter, annualized savings are expected to be $300 million, consisting of $200 million of manufacturing cost reductions and $100 million of savings in selling, general, and administrative expenses.

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

	Fiscal
	2009		2008		2007
	($ in millions)
Net sales	$10,256	100.0%	$14,373	100.0%	$12,574	100.0%
Cost of sales	7,720	75.3	10,200	71.0	8,855	70.4
Gross income	2,536	24.7	4,173	29.0	3,719	29.6
Selling, general, and administrative expenses	1,408	13.7	1,573	10.9	1,509	12.0
Research, development, and engineering expenses	536	5.2	593	4.1	532	4.2
Pre-Separation litigation charges, net	144	1.4	22	0.2	887	7.1
Separation costs	—	—	—	—	44	0.3
Restructuring and other charges, net	375	3.7	219	1.5	92	0.7
Impairment of goodwill	3,547	34.6	103	0.7	—	—
Operating income (loss)	(3,474)	(33.9)	1,663	11.6	655	5.2
Interest income	17	0.2	32	0.2	53	0.4
Interest expense	(165)	(1.6)	(190)	(1.3)	(232)	(1.8)
Other income (expense), net	(48)	(0.5)	567	3.9	(219)	(1.7)
Income (loss) from continuing operations before income taxes and minority interest	(3,670)	(35.8)	2,072	14.4	257	2.0
Income tax (expense) benefit	576	5.6	(540)	(3.8)	(465)	(3.7)
Income (loss) from continuing operations	(3,100)	(30.2)	1,527	10.6	(214)	(1.7)
Income (loss) from discontinued operations, net of income taxes	(156)	(1.5)	255	1.8	(340)	(2.7)
Net income (loss)	$(3,256)	(31.7)%	$1,782	12.4%	$(554)	(4.4)%

        Net Sales.    Net sales decreased $4,117 million, or 28.6%, to $10,256 million in fiscal 2009 from $14,373 million in fiscal 2008. In fiscal 2008, net sales increased $1,799 million, or 14.3%, to $14,373 million from $12,574 million in fiscal 2007. On an organic basis, net sales decreased $3,542 million, or 24.6%, in fiscal 2009, primarily as a result of declines in our Electronic Components, Specialty Products, and Network Solutions segments. Organic net sales increased $944 million, or 7.5%, in fiscal 2008 as a result of strong growth in our Undersea Telecommunications segment and sales in international markets. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $482 million, or 3.4%, in fiscal 2009 and favorably impacted net sales by $823 million, or 6.5%, in fiscal 2008. Price erosion adversely affected net sales by $187 million in fiscal 2009, $187 million in fiscal 2008, and $197 million in fiscal 2007. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2009	2008	2007
Americas	37%	34%	33%
Europe/Middle East/Africa (EMEA)	34	38	38
Asia-Pacific	29	28	29

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2009						2008
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Americas(3)	$(892)	(18.5)%	$(59)	$(55)	$(1,006)	(20.9)%	$611	15.0%	$65	$45	$721	17.7%
EMEA	(1,581)	(28.6)	(403)	(3)	(1,987)	(36.0)	116	2.4	583	—	699	14.5
Asia-Pacific	(1,069)	(26.3)	(20)	(35)	(1,124)	(27.7)	217	5.9	175	(13)	379	10.3

Total	$(3,542)	(24.6)%	$(482)	$(93)	$(4,117)	(28.6)%	$944	7.5%	$823	$32	$1,799	14.3%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2009	2008	2007
Electronic Components	58%	65%	68%
Network Solutions	17	15	15
Specialty Products	14	12	13
Undersea Telecommunications	11	8	4

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2009						2008
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Electronic Components	$(2,936)	(31.7)%	$(287)	$(93)	$(3,316)	(35.7)%	$121	1.4%	$593	$32	$746	8.7%
Network Solutions	(270)	(12.5)	(173)	—	(443)	(20.5)	117	6.1	148	—	265	14.0
Specialty Products	(332)	(18.8)	(22)	—	(354)	(20.0)	107	6.7	81	—	188	11.9
Undersea Tele-communications	(4)	(0.4)	—	—	(4)	(0.3)	599	105.8	1	—	600	106.2

Total	$(3,542)	(24.6)%	$(482)	$(93)	$(4,117)	(28.6)%	$944	7.5%	$823	$32	$1,799	14.3%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Income.    Gross income decreased $1,637 million in fiscal 2009 as compared to fiscal 2008 and gross income as a percentage of net sales decreased by 430 basis points in fiscal 2009 as compared to fiscal 2008. The decrease was due to sales declines and unfavorable absorption of manufacturing costs associated with reduced production levels related to lower sales and our efforts to reduce inventory levels, partially offset by cost reductions from restructuring actions.

        In fiscal 2008, gross income increased $454 million over fiscal 2007; however, gross income as a percentage of net sales decreased by 60 basis points. We were negatively impacted by lower volume growth in certain consumer related end markets in our Electronic Components segment and significant growth in our Undersea Telecommunications segment which has a margin below our Company average.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales increased to 13.7% in fiscal 2009 as compared to 10.9% in fiscal 2008. In fiscal 2009, results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding these items, selling, general, and administrative expenses decreased in fiscal 2009 from fiscal 2008, but increased as a percentage of sales due to decreases in sales volume.

        Selling, general, and administrative expenses as a percentage of net sales were 10.9% and 12.0% in fiscal 2008 and 2007, respectively. As discussed above, in fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate. Excluding this gain, selling, general, and administrative expenses were lower as a percentage of sales in fiscal 2008 due to sales volume leverage of our overhead structure. In 2007, selling, general, and administrative expenses included allocated overhead expenses from Tyco International of $152 million. Also, we incurred costs of $41 million in fiscal 2007 related to building separate company functions. A portion of these costs were duplicative in fiscal 2007 as we were also allocated costs related to these functions from Tyco International until the Separation date.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales increased to 5.2% in fiscal 2009 from 4.1% in fiscal 2008 and 4.2% in fiscal 2007. The increase as a percentage of net sales in fiscal 2009 was due to decreases in sales volume as well as our continued focus on future technologies within all four of our operating segments.

        Pre-Separation Litigation Charges, Net.    In fiscal 2009, we recorded charges of $144 million related to pre-Separation securities litigation. During the first six months of fiscal 2009, we, Tyco International, and Covidien entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and opt-out cases brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board, Franklin Mutual Advisers, LLC and related plaintiffs, and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $28 million for which no tax benefit was available. Additionally, in the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out cases and cases arising under ERISA. As a result, we recorded a pre-tax charge in the first six months of fiscal 2009 of $116 million for our share of the reserves. Upon final settlement of the ERISA cases in the fourth quarter of fiscal 2009, we recorded a $25 million tax benefit. There were no tax benefits attributable for the other cases.

        During the third and fourth quarters of fiscal 2009, we, Tyco International, and Covidien, settled the remaining opt-out cases for $201 million and eight consolidated class actions brought under ERISA against Tyco International and certain of our current and former employees, officers and directors for a total of $70 million. Pursuant to the sharing formula, our share of the settlement amounts was $85 million. As we had previously established reserves for these opt-out cases and consolidated actions during the second quarter of fiscal 2009, the settlements did not impact our Consolidated and Combined Statement of Operations.

        In fiscal 2008, we recorded a net charge of $22 million related to pre-Separation securities litigation. A charge of $11 million, for which no tax benefit was available, was recorded in connection with Tyco International's settlement of previously disclosed securities litigation captioned Ballard v. Tyco International Ltd., et al. for $36 million. Also, in connection with Tyco International's settlement of securities litigation with the State of New Jersey for $73 million, we recorded a charge of $23 million, for which no tax benefit was available. These charges represent our share of the settlement costs in accordance with the sharing percentages included in the Separation and Distribution Agreement. Also, we recorded income of $12 million in fiscal 2008 related to Tyco International's recovery of certain costs from insurers.

        In fiscal 2007, we were allocated a charge from Tyco International of $922 million for the class action settlement, for which no tax benefit was available. In addition, in fiscal 2007, we were allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers.

        See "Part I. Item 3. Legal Proceedings" and Note 15 to the Consolidated and Combined Financial Statements for additional information regarding the class action settlement and the settlement of pre-Separation securities litigation.

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

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $375 million in fiscal 2009 as compared to $219 million in fiscal 2008. Total charges, including amounts reflected in cost of sales, increased $145 million to $373 million in fiscal 2009 from $228 million in fiscal 2008. Increases resulted primarily from new actions initiated in fiscal 2009 to reduce costs in response to market conditions and primarily related to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. Fiscal 2009 charges included a long-lived asset impairment in our Network Solutions segment of $14 million primarily related to the divestiture of the Dulmison connectors and fittings product line within our energy business. As discussed above, subsequent to fiscal year end 2009, we signed an agreement with a third party to sell this product line. Fiscal 2008 charges included long-lived asset impairments in our Electronic Components segment of $34 million, consisting of $22 million related to the divestiture of our Battery Systems business and $12 million related to certain dedicated manufacturing lines serving the North American automotive market.

        In fiscal 2008, net restructuring and other charges were $219 million as compared to $92 million in fiscal 2007. Total charges, including amounts reflected in cost of sales, were $228 million and $97 million in fiscal 2008 and 2007, respectively. As discussed above, fiscal 2008 charges included long-lived asset impairments of $34 million. Additional increases in fiscal 2008 over fiscal 2007 resulted from our strategic priority to simplify our manufacturing footprint. During fiscal 2008 and 2007, we initiated restructuring actions primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. Restructuring charges recorded in both fiscal 2008 and 2007 primarily related to employee severance and benefits.

        See Note 4 to the Consolidated and Combined Financial Statements for additional information regarding net restructuring and other charges.

        Impairment of Goodwill.    During fiscal 2009, we recorded a goodwill impairment charge of $3,435 million in our Electronic Components segment, of which $2,088 million and $1,347 million related to the Automotive and Communications and Industrial Solutions reporting units, respectively. We also recorded a goodwill impairment charge of $112 million in our Specialty Products segment related to the Circuit Protection reporting unit.

        During fiscal 2008, we recorded a goodwill impairment charge of $103 million which related to the Global Application Tooling Division reporting unit of our Electronic Components segment.

        See Note 8 to the Consolidated and Combined Financial Statements for further information regarding the impairment of goodwill.

        Operating Income (Loss).    Operating loss was $3,474 million in fiscal 2009 as compared to operating income of $1,663 million in fiscal 2008. Fiscal 2009 results included goodwill impairment charges, restructuring and other charges, and pre-Separation litigation charges of $3,547 million, $373 million, and $144 million, respectively. In addition, fiscal 2009 results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transaction and resulting primarily from the devaluation of certain eastern European currencies. In fiscal 2008, operating income included restructuring and other charges of $228 million, goodwill impairment charges of $103 million, a gain on the sale of real estate of $36 million, and pre-Separation litigation charges of $22 million. Excluding these items, the decreases in operating income resulted from lower sales levels and unfavorable absorption of manufacturing costs associated with reduced production levels and the focus on reducing inventories, which were partially offset by cost reduction programs.

        Operating income was $1,663 million, or 11.6% of net sales, in fiscal 2008 as compared to $655 million, or 5.2% of net sales, in fiscal 2007. As discussed above, fiscal 2008 results included restructuring and other charges of $228 million, goodwill impairment charges of $103 million, a gain on the sale of real estate of $36 million, and pre-Separation litigation charges of $22 million. Fiscal 2007 results included $887 million of allocated pre-Separation litigation charges, $97 million of restructuring related and other charges, $44 million of separation costs, and $41 million of costs related to building separate company functions. Excluding these items, higher sales levels in fiscal 2008 drove the increases in operating income. The increase as a percentage of net sales resulted from increased operating margin in our Undersea Telecommunications segment, primarily due to sales volume leverage of our overhead structure.

Results of Operations by Segment

  Electronic Components

	Fiscal
	2009		2008	2007
	($ in millions)
Net sales	$5,961		$9,277	$8,531
Operating income (loss)	$(3,716)		$978	$1,063
Operating margin	NM	(1)	10.5%	12.5%

(1)
Not meaningful.

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	Fiscal
	2009	2008	2007
Automotive	46%	48%	47%
Computer	11	11	12
Communications	11	10	10
Appliance	6	6	6
Industrial	5	5	5
Consumer Electronics	2	2	2
Other	19	18	18

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2009						2008
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$(1,471)	(33.1)%	$(227)	$—	$(1,698)	(38.2)%	$107	2.7%	$365	$—	$472	11.8%
Computer	(350)	(35.9)	2	(3)	(351)	(36.0)	(62)	(6.0)	31	(2)	(33)	(3.3)
Communications	(258)	(26.4)	18	(74)	(314)	(32.1)	96	12.0	35	22	153	18.8
Appliance	(156)	(29.1)	(12)	—	(168)	(31.4)	(11)	(2.0)	35	—	24	4.8
Industrial	(181)	(35.2)	(23)	2	(202)	(39.4)	72	18.5	41	—	113	28.7
Consumer Electronics	(53)	(27.7)	2	(8)	(59)	(31.1)	(11)	(4.9)	4	4	(3)	(1.5)
Other	(467)	(28.2)	(47)	(10)	(524)	(31.9)	(70)	(4.2)	82	8	20	1.2

Total	$(2,936)	(31.7)%	$(287)	$(93)	$(3,316)	(35.7)%	$121	1.4%	$593	$32	$746	8.7%

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

  Fiscal 2009 Compared to Fiscal 2008

        In fiscal 2009 Electronic Components' net sales decreased $3,316 million, or 35.7%, to $5,961 million from $9,277 million in fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $287 million, or 3.1%, in fiscal 2009 as compared to fiscal 2008. Organic net sales decreased by $2,936 million, or 31.7%, in fiscal 2009 primarily due to declines in volume in all of the end markets we serve.

        Electronic Components organic net sales decreased 33.1% in the automotive market in fiscal 2009 as compared to fiscal 2008. The decrease was broad-based and resulted from declines of 36.8% in North America region, 36.9% in the EMEA region, and 25.6% in the Asia-Pacific region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. Our organic net sales decline of 35.9% in the computer market in fiscal 2009 as compared to fiscal 2008 was attributable to general market weakness, inventory corrections in the supply chain, and reductions in market share related to our strategy to improve margins by exiting certain low-margin portions of this market. In the communications market, our organic net sales decline of 26.4% in fiscal 2009 as compared to fiscal 2008 was driven by declines of 25.9% and 27.4% in our sales of interconnect components to communication equipment manufacturers and mobile phone manufacturers, respectively. In the appliance market, our organic net sales decreased 29.1% in fiscal 2009 as compared to fiscal 2008 due to reduced consumer demand, weak housing starts, and retailer inventory reductions. In fiscal 2009, our organic net sales decreased 35.2% in the industrial market as compared to fiscal 2008 primarily as a result of reduced demand for factory automation and other industrial equipment due to declines in capital investments by our customers.

        Electronic Components had an operating loss of $3,716 million in fiscal 2009 as compared to income of $978 million in fiscal 2008. As discussed above, segment results included goodwill impairment charges of $3,435 million and $103 million in fiscal 2009 and fiscal 2008, respectively. Also, segment results included a $36 million gain on the sale of real estate in fiscal 2008. Excluding these items, the remaining decrease in fiscal 2009 as compared to fiscal 2008 resulted from the sales decline and unfavorable absorption of manufacturing costs associated with reduced production levels and inventory reductions, partially offset by cost savings from restructuring actions. In addition, fiscal 2009 segment results were negatively impacted by an increase in restructuring and other charges of $80 million and a net foreign currency loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies.

  Fiscal 2008 Compared to Fiscal 2007

        In fiscal 2008, Electronic Components' net sales increased $746 million, or 8.7%, to $9,277 million from $8,531 million in fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $593 million, or 6.9%, in fiscal 2008 as compared to fiscal 2007. Organic net sales growth of $121 million, or 1.4%, in fiscal 2008 resulted from increases in volume partially offset by price erosion.

        Electronic Components' organic net sales growth by industry end market was strongest in the industrial and communications markets in fiscal 2008. Our organic net sales growth of 18.5% in the industrial market in fiscal 2008 over fiscal 2007 was due to global demand for products in the solar market and investment in industrial equipment for emerging markets. In the communications market, our organic net sales growth of 12.0% in fiscal 2008 as compared to fiscal 2007 was primarily due to 30.3% growth in our sales of interconnect components to mobile phone manufacturers resulting from our strategic efforts to increase our market share as well as end market unit growth. In the automotive market, our organic net sales growth of 2.7% in fiscal 2008 over fiscal 2007 resulted from growth in the Asia-Pacific region of 12.4% and the EMEA region of 3.7% partially offset by a 16.1% decline in the North America region that was driven by continued reductions in production by automotive manufacturers. In the computer market, our organic net sales decline of 6.0% in fiscal 2008 as compared to fiscal 2007 resulted from a strategic decision to exit certain low-margin products, which negatively impacted net sales by approximately $57 million, and to be more selective in the new projects in which we participate.

        Electronic Components' operating income decreased $85 million, or 8.0%, to $978 million in fiscal 2008 from $1,063 million in fiscal 2007. In fiscal 2008, segment results included goodwill impairment charges of $103 million and a gain on the sale of real estate of $36 million. In addition, Electronic Components incurred $28 million of costs in fiscal 2007 that related to our Separation from Tyco International. Excluding these items, higher sales were partially offset by higher raw material costs as well as an increase in restructuring costs of $146 million in fiscal 2008 over fiscal 2007.

  Network Solutions

	Fiscal
	2009	2008	2007
	($ in millions)
Net sales	$1,719	$2,162	$1,897
Operating income	$133	$251	$229
Operating margin	7.7%	11.6%	12.1%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2009	2008	2007
Energy	47%	45%	44%
Service Providers	28	29	30
Enterprise Networks	24	25	25
Other	1	1	1

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2009					2008
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Energy	$(88)	(9.0)%	$(89)	$(177)	(18.1)%	$50	6.0%	$76	$126	15.0%
Service Providers	(76)	(12.3)	(53)	(129)	(20.9)	20	3.5	41	61	10.8
Enterprise Networks	(105)	(19.1)	(35)	(140)	(25.5)	51	10.6	37	88	18.4
Other	(1)	(5.7)	4	3	16.7	(4)	(28.6)	(6)	(10)	(58.8)

Total	$(270)	(12.5)%	$(173)	$(443)	(20.5)%	$117	6.1%	$148	$265	14.0%

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

  Fiscal 2009 Compared to Fiscal 2008

        Network Solutions' net sales decreased $443 million, or 20.5%, to $1,719 million in fiscal 2009 from $2,162 million in fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $173 million, or 8.0%, in fiscal 2009 over fiscal 2008. Organic net sales decreased $270 million, or 12.5%, in fiscal 2009 over fiscal 2008.

        Our organic net sales decreased 9.0% in the energy industry end market in fiscal 2009 as compared to fiscal 2008 primarily due to declines in Europe. Sales in Europe were negatively impacted by slower investment levels by utilities and reduced customer inventory levels. In the service providers market, our organic net sales decrease of 12.3% in fiscal 2009 as compared to fiscal 2008 was largely due to a general slowing of capital spending by telecommunications companies. Our organic sales in the enterprise networks market decreased 19.1% in fiscal 2009 as compared to fiscal 2008 as a result of global declines in commercial construction and delayed investment in network upgrades.

        Network Solutions' operating income decreased $118 million, or 47.0%, to $133 million in fiscal 2009 from $251 million in fiscal 2008. The decrease was the result of decreased sales, unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, and an increase in restructuring and other charges of $34 million in fiscal 2009 as compared to fiscal 2008.

  Fiscal 2008 Compared to Fiscal 2007

        Network Solutions' net sales increased $265 million, or 14.0%, to $2,162 million in fiscal 2008 from $1,897 million in fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $148 million, or 7.9%, in fiscal 2008 over fiscal 2007. Organic net sales growth was $117 million, or 6.1%, in fiscal 2008 over fiscal 2007.

        On an organic basis, Network Solutions' net sales growth was strongest in the enterprise networks industry end market in fiscal 2008 over fiscal 2007 with growth of 10.6% attributable to strong global demand for faster, higher capacity, and more secure networks. In the energy market, our organic net sales growth of 6.0% in fiscal 2008 as compared to fiscal 2007 was attributable to solid growth in EMEA, Asia, and North America. In western Europe and North America, growth resulted from the upgrade of aging power grids and the demand for alternate energy sources. In emerging markets within Asia and eastern Europe, growth was due to the build-out of energy infrastructure. In the service providers market, our organic net sales growth of 3.5% in fiscal 2008 over fiscal 2007 reflects increased spending levels at certain U.S. telecommunications carriers that more than offset declines in EMEA.

        Network Solutions' operating income increased $22 million, or 9.6%, to $251 million in fiscal 2008 from $229 million in fiscal 2007. The operating income increase resulted from increases in volume and a decrease in restructuring costs of $14 million partially offset by a lower margin product mix and lower productivity levels in fiscal 2008 as compared to fiscal 2007. In addition, Network Solutions incurred $5 million of costs in fiscal 2007 that related to our Separation from Tyco International.

  Specialty Products

	Fiscal
	2009	2008	2007
	($ in millions)
Net sales	$1,415	$1,769	$1,581
Operating income	$34	$296	$258
Operating margin	2.4%	16.7%	16.3%

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	Fiscal
	2009	2008	2007
Aerospace, Defense, and Marine	44%	42%	41%
Touch Systems	24	25	25
Medical	17	16	16
Circuit Protection	15	17	18

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2009					2008
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(104)	(14.0)%	$(18)	$(122)	(16.4)%	$65	9.9%	$28	$93	14.3%
Touch Systems	(106)	(23.7)	(10)	(116)	(26.0)	33	8.5	23	56	14.4
Medical	(23)	(8.6)	(2)	(25)	(9.3)	3	1.0	8	11	4.2
Circuit Protection	(99)	(32.1)	8	(91)	(29.5)	6	2.3	22	28	10.0

Total	$(332)	(18.8)%	$(22)	$(354)	(20.0)%	$107	6.7%	$81	$188	11.9%

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

  Fiscal 2009 Compared to Fiscal 2008

        In fiscal 2009, Specialty Products' net sales decreased $354 million, or 20.0%, to $1,415 million from $1,769 million in fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $22 million, or 1.2%, in fiscal 2009 as compared to fiscal 2008. Organic net sales decreased $332 million, or 18.8%, in fiscal 2009 as compared to fiscal 2008.

        Our organic net sales declined 14.0% in the aerospace, defense, and marine market in fiscal 2009 as compared to fiscal 2008 as a result of slowing demand for commercial aircraft and inventory corrections in the supply chain. In the touch systems market, our organic net sales decreased 23.7% in fiscal 2009 from fiscal 2008 due to global weakness in demand from the retail market. In the medical market, our organic net sales decrease of 8.6% in fiscal 2009 as compared to fiscal 2008 was due to inventory corrections in the supply chain and delayed capital spending by most healthcare providers. On an organic basis, our net sales decline of 32.1% in the circuit protection market in fiscal 2009 as compared to fiscal 2008 was due to reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain.

        Specialty Products' operating results decreased $262 million to $34 million in fiscal 2009 from $296 million in fiscal 2008. As discussed above, segment results included a goodwill impairment charge of $112 million in fiscal 2009. The remaining decrease in operating results was due to lower sales, unfavorable absorption of manufacturing costs associated with reduced production levels and our targeted inventory reductions, and an increase in restructuring and other charges of $28 million in fiscal 2009 as compared to fiscal 2008.

  Fiscal 2008 Compared to Fiscal 2007

        In fiscal 2008, Specialty Products' net sales increased $188 million, or 11.9%, to $1,769 million from $1,581 million in fiscal 2007. The strengthening of certain foreign currencies favorably affected net sales by $81 million, or 5.2%, in fiscal 2008 over fiscal 2007. Organic net sales growth of $107 million, or 6.7%, in fiscal 2008 over fiscal 2007 primarily related to sales of products to the aerospace, defense, and marine and touch systems markets.

        In the aerospace, defense, and marine market, our organic net sales growth of 9.9% in fiscal 2008 as compared to fiscal 2007 was primarily attributable to strong demand in the commercial aviation market and spending for certain defense programs. Our organic net sales in the touch systems market increased 8.5% in fiscal 2008 as compared to fiscal 2007 largely due to the growing use of touch screen interfaces in numerous markets, particularly in the retail, gaming, medical, and industrial markets. In the circuit protection market, our organic net sales growth slowed to 2.3% in fiscal 2008 as compared to fiscal 2007 as a result of slowing growth in demand in the lithium-ion battery market for much of fiscal 2008 and the supply chain inventory correction in this market in late fiscal 2008. In the medical market, our organic net sales increase of 1.0% in fiscal 2008 as compared to fiscal 2007 reflected higher demand in surgical and imaging applications that was largely offset by the exit of certain low margin business in patient monitoring applications.

        Specialty Products' operating results increased $38 million to $296 million in fiscal 2008 from $258 million in fiscal 2007. The operating income increase resulted from increases in volume and a higher margin product mix in fiscal 2008 as compared to fiscal 2007. These increases were partially offset by an increase in research, development, and engineering of $16 million. In addition, Specialty Products incurred $8 million of costs in fiscal 2008 related to a customs settlement. In fiscal 2007, Specialty Products also incurred $7 million of costs that related to our Separation from Tyco International.

  Undersea Telecommunications

	Fiscal
	2009	2008	2007
	($ in millions)
Net sales	$1,161	$1,165	$565
Operating income	$219	$160	$36
Operating margin	18.9%	13.7%	6.4%

  Fiscal 2009 Compared to Fiscal 2008

        In fiscal 2009, Undersea Telecommunications' net sales decreased $4 million, or 0.3%, to $1,161 million from $1,165 million in fiscal 2008. Undersea Telecommunications' organic net sales decreased 0.4% in fiscal 2009 as compared to fiscal 2008 as revenue from existing and new projects offset the reduction caused by the completion, in fiscal 2008, of a transoceanic system that connects U.S. and China.

        In fiscal 2009, Undersea Telecommunications' operating income increased $59 million to $219 million from $160 million in fiscal 2008. The decrease in income from the transoceanic system and an increase in restructuring and other charges of $3 million were more than offset by income from existing and new projects and favorable project mix in fiscal 2009 as compared to fiscal 2008.

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

        In fiscal 2008, Undersea Telecommunications' operating income increased $124 million to $160 million from $36 million in fiscal 2007 as a result of increased volumes and improved operating leverage. Segment results included $1 million of costs in fiscal 2007 that related to our Separation from Tyco International.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $148 million in fiscal 2009 as compared to $158 million in fiscal 2008 and $179 million in fiscal 2007. The decrease of $10 million, or 6.3%, in fiscal 2009 from fiscal 2008 as well as the decrease of $21 million, or 11.7%, in fiscal 2008 from fiscal 2007 was driven by lower average debt levels resulting in lower interest expense partially offset by lower interest income.

        A portion of Tyco International's net interest expense was allocated to us through June 1, 2007. During fiscal 2007, we were allocated net interest expense of $130 million, which included the impact of Tyco International's interest rate swaps. Management believes the net interest expense allocation basis was reasonable; however, these amounts may not be indicative of the actual amounts that we would have incurred had we been operating as an independent, publicly-traded company for the period prior to Separation.

  Other Income (Expense), Net

        In fiscal 2009, we recorded net other expense of $48 million, consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, a $22 million gain on the retirement of debt, and $2 million of unrealized losses on rabbi trust assets. The $68 million of expense is attributable to a net reduction of an indemnification asset primarily as a result of the settlement of various matters with the IRS. See Note 15 to the Consolidated and Combined Financial Statements for further information regarding the Tax Sharing Agreement. See Note 11 to the Consolidated and Combined Financial Statements for additional information regarding the gain on retirement of debt.

        In fiscal 2008, we recorded other income of $567 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $545 million related to certain incremental tax liabilities recorded in connection with the adoption of the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740 (Income Taxes). See Note 18 to the Consolidated and Combined Financial Statements for additional information regarding the adoption of the uncertain tax position provisions of ASC 740.

        Net other expense of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 11 to the Consolidated and Combined Financial Statements for additional information. Additionally, in fiscal 2007, we recorded other income of $13 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation. In fiscal 2009, we changed our place of incorporation from Bermuda to Switzerland. We do not expect the change to materially impact our tax provision or cash tax burden.

        Our effective tax rate was 15.7% for fiscal 2009 and includes the effects of the $3,547 million pre-tax impairment of goodwill for which a partial tax benefit of $523 million was recorded, a $28 million charge related to the settlement of a tax matter, a $144 million pre-tax charge related to pre-Separation securities litigation for which a partial tax benefit of $25 million was recorded, and a $24 million detriment related to a $68 million pre-tax expense recognized pursuant to our Tax Sharing Agreement with Tyco International and Covidien. Additionally, the effective tax rate for fiscal 2009 reflects adjustments related to prior years tax returns, including a $49 million tax benefit.

        Our effective income tax rate was 26.1% for fiscal 2008 and includes a benefit of $198 million primarily related to the pre-tax income of $545 million recognized in connection with our adoption of the uncertain tax position provisions of ASC 740, for which no tax was provided. The effective tax rate was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain pre-Separation tax issues. In addition, the effective tax rate for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

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

        The valuation allowance for deferred tax assets of $2,487 million and $873 million at fiscal year end 2009 and 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheet as payment is not expected within one year.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2010. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 25, 2009, certain subsidiaries had approximately $14 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $156 million in fiscal 2009 compared to income from discontinued operations of $255 million in fiscal 2008. In fiscal 2007, loss from discontinued operations was $340 million.

        During fiscal 2009, we entered into a definitive agreement to sell our Wireless Systems business. In May 2009, we completed the sale for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on this transaction.

        Pre-tax loss from discontinued operations for fiscal 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 15 to the Consolidated and Combined Financial Statements for additional information regarding the State of New York contract. The income tax provision on discontinued operations for fiscal 2009 included $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of adjustments to the estimated tax provision on the Power Systems business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

        In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, we also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. In fiscal 2009, we recorded an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The total pre-tax gain on the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses was $187 million and $32 million, respectively. Also during fiscal 2009, we received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses.

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

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Consolidated and Combined Statements of Cash Flows, for fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Net cash provided by (used in) operating activities	$1,329	$989	$1,525
Net cash provided by (used in) investing activities	391	895	(1,528)
Net cash provided by (used in) financing activities	(1,254)	(1,739)	431
Effect of currency translation on cash	(31)	1	46

Net increase (decrease) in cash and cash equivalents	$435	$146	$474

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and our ability to access the capital markets, money markets, or other sources of financing, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding are sufficient to meet our anticipated capital needs for the foreseeable future. Also, we may use excess capital to reduce our outstanding debt levels, including the possible repurchase of our public debt in accordance with applicable law, and purchase a portion of our outstanding common shares pursuant to our authorized share repurchase program. Current economic conditions have negatively impacted cash generated from operations; however, we continue to believe that actions taken by management to reduce costs and working capital, along with other sources of liquidity, will enable us to meet our future capital needs. There can be no assurance, however, that the cost or availability of future financing will not be impacted by continued financial market instability. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities for fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Operating income (loss)	$(3,474)	$1,663	$655
Impairment of goodwill	3,547	103	—
Class action settlement	—	(936)	887
Non-cash restructuring and other charges, net	49	81	23
Depreciation and amortization	515	539	496
Deferred income taxes	(583)	164	144
Provisions for losses on accounts receivable and inventory	74	42	74
Other, net	67	37	(18)
Income tax advance payment	—	—	(163)
Changes in assets and liabilities, net:
Accounts receivable, net	651	(107)	(97)
Inventories	638	(221)	(76)
Accounts payable	(420)	41	79
Other	(114)	214	87
Interest income	17	32	53
Interest expense	(165)	(190)	(232)
Income tax (expense) benefit	576	(540)	(465)

Net cash provided by (used in) continuing operating activities	1,378	922	1,447
Net cash provided by (used in) discontinued operating activities	(49)	67	78

Net cash provided by (used in) operating activities	$1,329	$989	$1,525

        Net cash provided by continuing operating activities was $1,378 million in fiscal 2009 as compared to $922 million in fiscal 2008 and $1,447 million in fiscal 2007.

        The finalization of the class action settlement in February 2008 negatively impacted cash flows from operating activities during 2008. It resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $936 million. It did not affect the cash balance on the Consolidated Balance Sheet because we had fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability during fiscal 2007. Related net class action settlement costs of $887 million were recognized in fiscal 2007.

        Excluding the class action settlement, net cash provided by continuing operating activities was lower in fiscal 2009 as compared to fiscal 2008 primarily due to lower income levels partially offset by working capital improvements. Inventory levels decreased in the current year, with days on hand decreasing from 78 at fiscal year end 2008 to 68 at fiscal year end 2009.

        The amount of pension and postretirement benefit contributions reflected in fiscal 2009, 2008, and 2007, were $145 million, $77 million, and $71 million, respectively. These amounts included voluntary pension contributions of $61 million in fiscal 2009. We expect pension contributions to be $85 million in fiscal 2010, before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2009, 2008, and 2007, was $121 million, $359 million, $446 million, respectively. The decrease in fiscal 2009 reflects lower taxable earnings levels. The amount of income taxes paid, net of refunds, during fiscal 2007 included a $163 million advance payment to the IRS for pre-Separation tax liabilities.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities for fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Capital expenditures	$(328)	$(610)	$(863)
Proceeds from sale of property, plant, and equipment	13	42	41
Class action settlement escrow	—	936	(928)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	693	571	227
Proceeds from divestiture of businesses, net of cash retained by businesses sold	17	—	—
Other	(1)	(29)	(3)

Net cash provided by (used in) continuing investing activities	394	910	(1,526)
Net cash provided by (used in) discontinued investing activities	(3)	(15)	(2)

Net cash provided by (used in) investing activities	$391	$895	$(1,528)

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $282 million in fiscal 2009 to $328 million as compared to $610 million in fiscal 2008. We expect fiscal 2010 capital spending levels to be approximately $425 million. During fiscal 2007, we exercised our option to buy five cable-laying sea vessels that were previously leased to us and used by the Undersea Telecommunications segment at a cost of $280 million, which was reflected as a capital expenditure.

        In fiscal 2009, we received net cash proceeds of $664 million related to the sale of our Wireless Systems business. Also, in fiscal 2009, we received additional cash proceeds related to working capital of $29 million in connection with the sale of the Radio Frequency Components and Subsystems and Automotive Radar Sensors businesses which occurred in fiscal 2008 and $17 million primarily related to the divestiture of the Battery Systems business.

        In fiscal 2008, we received net cash proceeds of $102 million, $427 million, and $42 million related to the sale of the Power Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses, respectively.

        In fiscal 2007, we received $227 million in net cash proceeds related to the sale of the Printed Circuit Group business.

        As discussed above, during fiscal 2007, we funded our portion of the class action settlement escrow for $928 million. The finalization of the class action settlement in fiscal 2008 resulted in an increase to cash flows from investing activities of $936 million, but did not affect the cash balance on the Consolidated Balance Sheet.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities for fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Net (decrease) increase in commercial paper	$(649)	$630	$—
Proceeds from long-term debt	448	900	5,676
Repayment of long-term debt	(602)	(1,751)	(2,455)
Allocated debt activity	—	—	(3,743)
Net transactions with former parent	—	—	1,112
Repurchase of common shares	(152)	(1,242)	—
Payment of common share dividends and cash distributions to shareholders	(294)	(271)	—
Other	(61)	47	(86)

Net cash provided by (used in) continuing financing activities	(1,310)	(1,687)	504
Net cash provided by (used in) discontinued financing activities	56	(52)	(73)

Net cash provided by (used in) financing activities	$(1,254)	$(1,739)	$431

        Total debt at fiscal year end 2009 and 2008 was $2,417 million and $3,181 million, respectively. See Note 11 to the Consolidated and Combined Financial Statements for additional information regarding debt.

        During June 2009, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in fiscal 2009, we recorded a pre-tax gain of $22 million, which is included in other income, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated starting forward interest rate swaps designated as cash flow hedges were recognized as interest expense.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. Borrowings under the Credit Facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. As of fiscal year end 2009 and 2008, TEGSA had no borrowings under the Credit Facility. Borrowings under the commercial paper program are backed by the Credit Facility.

        As of fiscal year end 2008, TEGSA had $647 million of commercial paper outstanding at an average interest rate of 4.01%. We have repaid and suspended our borrowings under the commercial paper program as a result of unfavorable market conditions in fiscal 2009.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 25, 2009, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, Credit Facility, commercial paper, and profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Payments of common share dividends and cash distributions to shareholders were $294 million and $271 million in fiscal 2009 and 2008, respectively. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.17 per share for each of the first and second quarters of fiscal 2010. This capital reduction will reduce the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92). The distribution will be paid in U.S. Dollars at a rate of $0.16 per share for each of the first and second quarters of fiscal 2010. Future distributions or dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such distributions or dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant.

        During fiscal 2009, we purchased approximately 6 million of our common shares for $125 million under our share repurchase program. Also, during fiscal 2009, we settled purchases of $27 million of our common shares which occurred prior to the end of fiscal 2008. In fiscal 2008, we repurchased approximately 37 million common shares for $1,269 million under this program, of which $1,242 million was paid as of September 26, 2008. No common shares were repurchased under this program in fiscal 2007. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 43 million shares for $1,394 million.

 Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payments obligations under non-cancelable leases, and other obligations at fiscal year end 2009.

		Payments due by fiscal year
	Total	2010	2011	2012	2013	2014	There- after
	(in millions)
Debt(1)	$2,417	$101	$7	$1	$786	$301	$1,221
Operating leases	406	108	76	56	37	32	97
Purchase obligations(2)	76	71	4	1	—	—	—

Total contractual cash obligations(3)(4)(5)	$2,899	$280	$87	$58	$823	$333	$1,318

(1)
Excludes interest.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized tax benefits of $1,799 million and related accrued interest and penalties of $1,215 million, the timing of which is uncertain. See Note 18 to the Consolidated and Combined Financial Statements for additional information regarding unrecognized tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $85 million to pension and postretirement benefit plans in fiscal 2010, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 14 to the Consolidated and Combined Financial Statements.

(5)
Other long-term liabilities of $634 million, of which $339 million related to our ASC 460 (Guarantees) liability, are excluded from the table above as we are unable to estimate the timing of payment for these items. See Note 12 to the Consolidated and Combined Financial Statements for more information regarding ASC 460.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-Separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by Tyco Electronics with respect to unresolved pre-Separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-Separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation.

        Prior to Separation, certain of our subsidiaries filed combined tax returns with Tyco International. Those and other of our income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to Tyco Electronics entities, have been recorded on the Consolidated and Combined Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated and Combined Financial Statements. See Note 12 to the Consolidated and Combined Financial Statements for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Consolidated and Combined Financial Statements.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2009, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and in connection with these adjustments, we recorded a $97 million increase in income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, we recorded a $225 million decrease in income tax liabilities, a $42 million decrease in deferred tax assets, a $140 million decrease in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco International and Covidien, and a $14 million charge to contributed surplus. See Note 12 to the Consolidated and Combined Financial Statements for additional information regarding the indemnification liability to Tyco International and Covidien.

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

        As our tax return positions continue to be updated for periods prior to Separation, additional adjustments may be identified and recorded on the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact of $458 million which was paid by Tyco International during fiscal 2007. Our portion of this payment was $163 million. It is our understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International is vigorously opposing the assertion of any such penalties.

        It is our understanding that Tyco International has made progress during fiscal 2009 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, we recorded a $28 million income tax charge in the fourth quarter of fiscal 2009 to reflect the disallowance of a portion of these deductions. The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004.

        We continue to believe that the amounts recorded on our Consolidated and Combined Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows in a future period. See "Part I. Item 3. Legal Proceedings" and Note 15 to the Consolidated and Combined Financial Statements for further information regarding legal proceedings.

        As previously reported, prior to the Separation Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits, including ERISA-related litigation. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities actions were allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these securities actions are set forth in the Separation and Distribution Agreement among Tyco International, Covidien, and us.

  Class Action Settlement

        As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management. All legal contingencies that could have affected the final order approving the settlement expired on February 21, 2008. The settlement did not resolve all securities cases. Additional settlements of remaining securities actions have been reached subsequently as discussed below. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities filed actions separately against Tyco International and/or Tyco International, Covidien, and us, all of which have been settled subsequently as discussed below. See "Part I. Item 3. Legal Proceedings" and Note 15 to the Consolidated and Combined Financial Statements for additional information about these proceedings.

        In fiscal 2007, we were allocated a charge from Tyco International of $922 million for the class action settlement, for which no tax benefit was available. In addition, in fiscal 2007, we were allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $887 million was recorded on the Consolidated and Combined Statement of Operations as pre-Separation litigation charges, net. The portion allocated to us was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that was payable to the class. In addition, interest was accrued on the class action settlement liability.

        The finalization of the class action settlement in February 2008 resulted in the extinguishment of our class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Consolidated Balance Sheet in fiscal 2008. The finalization of the settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during fiscal 2008. It did not affect the cash balance on the Consolidated Balance Sheet because we had previously fully funded our portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        In fiscal 2008, Tyco International settled securities litigation captioned New Jersey v. Tyco International Ltd., et al. and Ballard v. Tyco International Ltd., et al. for $73 million and $36 million, respectively. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $34 million, for which no tax benefit was available, in fiscal 2008. In addition, we recorded income of $12 million in fiscal 2008 related to Tyco International's recovery of certain costs from insurers.

        During the first quarter of fiscal 2009, we, Tyco International, and Covidien entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $9 million, for which no tax benefit was available.

        During the second quarter of fiscal 2009, we, Tyco International, and Covidien settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula, we recorded charges of $19 million, for which no tax benefit was available. Additionally, we recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out cases and cases arising under ERISA. As a result, we recorded a pre-tax charge in the second quarter of fiscal 2009 of $116 million for our share of the reserves. Upon final settlement of the ERISA cases in the fourth quarter of fiscal 2009, we recorded a $25 million tax benefit. There were no tax benefits attributable for the other cases.

        During the third quarter of fiscal 2009, we, Tyco International, and Covidien settled five of the remaining opt-out cases for $199 million. Pursuant to the sharing formula, our share of the settlement amounts was $62 million. As we had previously established reserves for these opt-out cases during the second quarter of fiscal 2009, the settlements did not impact our Consolidated and Combined Statement of Operations.

        During the fourth quarter of fiscal 2009, we, Tyco International, and Covidien settled for a total of $70 million eight consolidated class actions brought under ERISA against Tyco International and certain of its current and former employees, officers and directors. Pursuant to the sharing formula, our share of the settlement amount was $22 million. Also, during the fourth quarter of fiscal 2009, we, Tyco International, and Covidien agreed to settle the remaining opt-out case for $2 million. Pursuant to the sharing formula, our share of the settlement amount was $1 million. As we had previously established reserves for these consolidated actions and this opt-out case during the second quarter of fiscal 2009, the settlements did not impact our Consolidated and Combined Statement of Operations. Only three of the securities cases remain outstanding.

  Matters Related to Our Former Wireless Systems Business

        Certain liabilities and contingencies related to our former Wireless Systems business were retained by us when this business was sold in the third quarter of fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 5 to the Consolidated and Combined Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

  State of New York Contract

        On September 19, 2005, we were awarded a twenty-year lease contract with the State of New York to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. On August 29, 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. On October 16, 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. On January 15, 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, on January 16, 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although we dispute that the State has any basis to do so.

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On September 25, 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. On November 16, 2009, the State filed an answer to the complaint and counterclaim. The counterclaim asserts a claim for breach of contract and alleges that the State has incurred damages in excess of $275 million. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. The parties are now proceeding with discovery.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in income (loss) from discontinued operations on the Consolidated and Combined Statement of Operations as a result of our sale of the Wireless Systems business. See Note 5 to the Consolidated and Combined Financial Statements for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Consolidated Balance Sheet. We have not recognized any revenue related to the lease contract.

  Com-Net

        At September 25, 2009, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Consolidated and Combined Financial Statements as we do not believe that any payment is probable or estimable at this time.

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2010 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        As of September 25, 2009, we had outstanding letters of credit and letters of guarantee in the amount of $395 million, of which $50 million was related to our contract with the State of New York. See Note 15 to the Consolidated and Combined Financial Statements for additional information regarding the State of New York contract.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 15 to the Consolidated and Combined Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        As disclosed in Note 15 to the Consolidated and Combined Financial Statements, in January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on our results of operations, financial position, and cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-Separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-Separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-Separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460 and, accordingly, liabilities amounting to $339 million were recorded on the Consolidated Balance Sheet at September 25, 2009. See Notes 12 and 15 to the Consolidated and Combined Financial Statements for additional information.

        We generally record estimated product warranty costs at the time of sale. See Note 12 to the Consolidated and Combined Financial Statements for further information regarding estimated product warranty.

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

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605 (Revenue Recognition) and SEC Staff Accounting Bulletin Nos. 101 and 104.

        Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is established at the time of sale based on historical experience and is recorded as a reduction of sales.

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within our Undersea Telecommunications segment.

  Inventories

        Inventories are recorded at the lower of cost or market value, except for inventoried costs which are costs incurred in the performance of long-term contracts primarily by our Undersea Telecommunications segment. Provisions for slow moving and obsolete inventory are made based upon product demand and historical experience. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

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

        When testing for goodwill impairment, we follow the guidance prescribed in ASC 350-20 (Intangibles—Goodwill and Other: Goodwill). First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Prior to September 26, 2009, if a change in a valuation allowance occurred, which was established in connection with an acquisition, the adjustment of such allowance may have affected goodwill rather than the income tax provision. Subsequent to the adoption of the business combination provisions of ASC 805 (Business Combinations) on September 26, 2009, any changes in a valuation allowance that was established in connection with an acquisition, regardless of when the acquisition occurred, will be reflected in the income tax provision.

        Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, financial position, or cash flows.

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740 (Income Taxes), we recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheet as payment is not expected within one year.

  Pension and Postretirement Benefit

        Our pension expense and obligations are developed from actuarial assumptions. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by $110 million, while a 25 basis point increase in the discount rate would decrease our present value of pension obligations by $105 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. During fiscal 2008, our Investment Committee made the decision to change the target asset allocation of the U.S. Plans' Master Trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008. As a result of economic conditions during 2009, we have slowed the transition of the Master Trust asset allocation change. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. Plans' Master Trust. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by $9 million, while a 50 basis point increase in the expected long-term return on plan assets would decrease our pension expense by $9 million.

  Share-Based Compensation

        Under ASC 718 (Compensation—Stock Compensation), we determine the fair value of share awards on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. (See Note 23 to the Consolidated and Combined Financial Statements for additional information related to share-based compensation.) An increase in the volatility of the Company's stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") to serve as the single source of authoritative GAAP. We adopted the ASC in the fourth quarter of fiscal 2009. Adoption did not have an impact on our Consolidated and Combined Financial Statements.

        In May 2009, the FASB issued guidance in ASC 855 (Subsequent Events). ASC 855 establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. We adopted ASC 855 in the third quarter of fiscal 2009. See Note 26 to the Consolidated and Combined Financial Statements for the required disclosures related to subsequent events.

        In March 2008, the FASB issued updates to guidance in ASC 815 (Derivatives and Hedging), amending and expanding the disclosure requirements related to the use of derivative instruments and hedging activities to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The new disclosure provisions of ASC 815 were adopted by us in the second quarter of fiscal 2009. See Note 13 to the Consolidated and Combined Financial Statements for the required disclosures related to derivative instruments and hedging activities.

        In March 2007, the FASB issued guidance in ASC 715-60 (Compensation—Retirement Benefits: Defined Benefit Plans—Other Postretirement) related to the accounting for collateral assignment split-dollar life insurance arrangements. We adopted the guidance in ASC 715-60 in the first quarter of fiscal 2009. Accordingly, we recognized accrued and other current liabilities of $1 million and other liabilities of $4 million on our Consolidated Balance Sheet at the beginning of the first quarter of fiscal 2009 with a corresponding decrease in the opening balance of accumulated deficit of $5 million.

        In September 2006, the FASB issued guidance in ASC 820 (Fair Value Measurements and Disclosures) that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. ASC 820 was adopted by us in the first quarter of fiscal 2009. We did not elect to value any existing assets or liabilities at fair value upon adoption, nor did we apply the fair value option to any eligible assets acquired or liabilities incurred during the quarter. We will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 16 to the Consolidated and Combined Financial Statements for additional information related to fair value measurements.

        In September 2006, the FASB issued guidance in ASC 715 (Compensation—Retirement Benefits) that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under ASC 715, companies are required to measure plan assets and benefit obligations as of their fiscal year end. We adopted the presentation requirements of ASC 715 on September 28, 2007 and the measurement date provisions in the fourth quarter of fiscal 2009. As a result of the change in measurement date, we recorded a charge of $7 million to accumulated deficit. See Note 14 to the Consolidated and Combined Financial Statements for additional information related to the change in measurement date provisions.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued updates to guidance in ASC 810 (Consolidation) that address accounting for variable interest entities. These updates to ASC 810 are effective for us in the first quarter of fiscal 2011. We are currently assessing the impact that adoption will have on our results of operations, financial position, or cash flows.

        In April 2009 and December 2007, the FASB issued guidance in ASC 805 (Business Combinations). ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. ASC 805 is effective for us in the first quarter of fiscal 2010. Adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

        In December 2008, the FASB issued updates to the guidance in ASC 715 (Compensation—Retirement Benefits) that enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates to ASC 715 are effective for us in the fourth quarter of fiscal 2010. We are currently assessing the impact that adoption will have on our Consolidated and Combined Financial Statements.

        In December 2007, the FASB issued updates to guidance in ASC 810 (Consolidation) that address the accounting and reporting framework for minority interests by a parent company. These updates to ASC 810 are effective for us in the first quarter of fiscal 2010. Adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

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

        The following risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," could also cause our results to differ materially from those expressed in forward-looking statements:

  •
  Current and future conditions in the global economy and global capital and credit markets, and cyclical industry conditions;

  •
  Conditions affecting demand for products in the industries we serve, particularly the automotive industry and the telecommunications, computer, and consumer electronics industries;

  •
  Competition and pricing pressure;

  •
  Risk of future goodwill impairment;

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

  •
  Risks associated with future acquisitions and divestitures;

  •
  Global risks of political, economic, and military instability;

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

  •
  Various risks associated with being a Swiss corporation;

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign exchange forward and swap contracts. The objective is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. A 10% appreciation of the U.S. Dollar from the September 25, 2009 market rates would decrease the unrealized value of our forward contracts by $2 million, while a 10% depreciation of the U.S. Dollar would increase the unrealized value of our forward contracts by $2 million. A 10% appreciation of the U.S. Dollar from the September 26, 2008 market rates would have increased the unrealized value of our forward contracts by $95 million, while a 10% depreciation of the U.S. Dollar would have decreased the unrealized value of our forward contracts by $116 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate Exposures

        We issue debt, from time to time, in capital and money markets to fund our operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we have used, and may in the future use, interest rate swaps to convert a portion of fixed-rate debt into variable rate debt (fair value hedges) and/or convert a portion of variable rate debt into fixed-rate debt (cash flow hedges). During fiscal 2009, we terminated interest rate swaps designated as fair value hedges on $300 million principal amount of our 6.55% senior notes and $200 million principal amount of our 6.00% senior notes that had been outstanding as of September 26, 2008. See Note 13 to the Consolidated and Combined Financial Statements for additional information on the termination of the interest rate swaps. At September 25, 2009, we had no floating rate debt outstanding. Based on our floating rate debt balance of $1,147 million at

September 26, 2008, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $6 million.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we have used and may use in the future forward and option contracts. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next twelve to twenty-four months and periodically enter into commodity forward or option contracts in order to hedge a portion of usage requirements over that period. At September 25, 2009 and September 26, 2008, our commodity hedges, which related to purchases of gold, were in a gain position of $1 million and $2 million, respectively, and had a notional value of $29 million and $21 million, respectively. A 10% appreciation of the price of a troy ounce of gold from the September 25, 2009 prices would increase the unrealized value of our forward contracts by $3 million, while a 10% depreciation of prices would decrease the unrealized value of our forward contracts by $3 million. A 10% appreciation of the price of a troy ounce of gold from the September 26, 2008 prices would have increased the unrealized value of our forward contracts by $2 million, while a 10% depreciation of prices would have decreased the unrealized value of our forward contracts by $2 million.

        See Note 13 to the Consolidated and Combined Financial Statements for additional information on financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated and Combined Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated and Combined Statements of Operations for the Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

    Consolidated Balance Sheets at September 25, 2009 and September 26, 2008

    Consolidated and Combined Statements of Equity for the Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

    Consolidated and Combined Statements of Cash Flows for the Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

    Notes to Consolidated and Combined Financial Statements

        Financial Statement Schedule:

    Schedule II—Valuation and Qualifying Accounts

        All other financial statements and schedules have been omitted since the information required to be submitted has been included on the Consolidated and Combined Financial Statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 25, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 25, 2009.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 25, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 25, 2009, which is included in this Annual Report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We previously disclosed a material weakness in our internal control over financial reporting relating to accounting for income taxes in our Annual Report on Form 10-K/A for the fiscal year ended September 26, 2008 and our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K on June 8, 2007. Subsequent to the filing of our combined financial statements for fiscal 2006, 2005, and 2004 in the initial filing of our registration statement with the SEC, we determined that our combined financial statements contained certain errors. The errors primarily resulted from the process of carving out certain income tax accounts from Tyco International's consolidated financial statements and related information. We substantially relied upon the processes at Tyco International to prepare our carve-out accounts for income taxes. We determined that certain of those tax processes utilized by Tyco International in determining certain carve out amounts for income taxes did not operate at a sufficient level of precision relative to our materiality for us to ensure that the carve-out accounts were materially correct. We also determined that we did not have sufficient control processes in place to ensure that the information provided by Tyco International was complete and accurate and concluded that the absence of these control processes was a material weakness in our internal control over financial reporting relating to income taxes.

        We enhanced our tax accounting resources and capabilities to remediate the material weakness indicated above, and implemented new control processes and procedures during fiscal 2007 and 2008. Improvements to our control processes included the following:

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

        These processes have been operating for a sufficient period of time, and we have determined that they are operating effectively. As a result of these improvements in our control processes, we believe that the material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

        Except for the remediation of the material weakness discussed above, during the quarter ended September 25, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders (the "2010 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2010 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2010 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2010 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 25, 2009 with respect to Tyco Electronics' common shares issuable under its equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	10,670,448	$24.88	10,091,396
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	19,327,975	$43.25

Total	29,998,423		10,091,396

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

(3)
The 2007 Plan applies a weighting factor of 1.8 to outstanding non-vested restricted shares, restricted share units, deferred stock units, and performance units. The remaining shares issuable are increased by forfeitures and cancellations, among other factors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2010 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in our 2010 Proxy Statement set forth under the caption "Agenda Item No. 6—Election of Auditors—Agenda Item No. 6.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

Exhibit Number	Description
2.1	Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
3.1	Articles of Association of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed September 16, 2009)
3.2	Organizational Regulations of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.2 to Tyco Electronics' Current Report on Form 8-K, filed June 25, 2009)
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

Exhibit Number	Description
10.3	Guarantor Assumption Agreement between Tyco International Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.6 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
10.4	Tyco Electronics Ltd. 2007 Stock and Incentive Plan (as amended and restated)*‡
10.5	Tyco Electronics Ltd. Employee Stock Purchase Plan (as amended and restated)*‡
10.6	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
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
10.10	Tyco Electronics Ltd. Change in Control Severance Plan for Certain U.S. Officers and Executives*‡
10.11	Tyco Electronics Ltd. Severance Plan for U.S. Officers and Executives*‡
10.12
Tyco Electronics Ltd. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.16 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.13	Tyco Electronics Corporation Supplemental Savings and Retirement Plan*‡
10.14
Tyco Electronics Ltd. UK Savings Related Share Plan (Incorporated by reference to Exhibit 10.23 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed October 16, 2009)
10.16
Stock and Asset Purchase Agreement among Tyco Electronics Group S.A., Cobham Defense Electronic Systems Corporation and Cobham plc, dated as of May 12, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2008, filed August 1, 2008)
21.1	Subsidiaries of Tyco Electronics Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Annual Report on Form 10-K of Tyco Electronics Ltd. for the fiscal year ended September 25, 2009, filed on November 18, 2009, formatted in XBRL: (i) the Consolidated and Combined Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated and Combined Statements of Equity, (iv) the Consolidated and Combined Statements of Cash Flows, and (v) the Notes to Consolidated and Combined Financial Statements tagged as blocks of text.**

*
Filed herewith

**
Furnished herewith

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

        Date: November 18, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2009
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2009
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 18, 2009
* Pierre R. Brondeau	Director	November 18, 2009
* Ram Charan	Director	November 18, 2009
* Juergen W. Gromer	Director	November 18, 2009
* Robert M. Hernandez	Director	November 18, 2009

Signature	Title	Date

* Daniel J. Phelan	Director	November 18, 2009
* Frederic M. Poses	Director	November 18, 2009
* Lawrence S. Smith	Director	November 18, 2009
* Paula A. Sneed	Director	November 18, 2009
* David P. Steiner	Director	November 18, 2009
* John C. Van Scoter	Director	November 18, 2009
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
Robert A. Scott Attorney-in-fact

 TYCO ELECTRONICS LTD.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tyco Electronics Ltd.:

        We have audited the accompanying consolidated balance sheets of Tyco Electronics Ltd. and subsidiaries (the "Company") as of September 25, 2009 and September 26, 2008 and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended September 25, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2009 and September 26, 2008 and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated and combined financial statements, prior to its separation from Tyco International Ltd. ("Tyco International"), the Company was comprised of the assets and liabilities used in managing and operating the electronics businesses of Tyco International. The combined financial statements also included allocations of corporate overhead, net class action settlement costs, net interest expense, and other expenses from Tyco International. These allocations may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Tyco International.

        As discussed in Note 18 to the consolidated and combined financial statements, in fiscal 2008, the Company adopted the Financial Accounting Standards Board ("FASB")-issued guidance in Accounting Standards Codification ("ASC") 740 (Income Taxes) relating to the accounting for uncertainties in income taxes.

        As discussed in Note 12 to the consolidated and combined financial statements, in connection with its separation from Tyco International, the Company entered into certain guarantee commitments with Tyco International and Covidien plc and has recorded the fair value of these guarantees.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tyco Electronics Ltd.:

        We have audited Tyco Electronics Ltd. and subsidiaries' (the "Company's") internal control over financial reporting as of September 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule of the Company as of and for the year ended September 25, 2009, and our report dated November 18, 2009 expressed an unqualified opinion on those consolidated and combined financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 18, 2009

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

	Fiscal
	2009	2008	2007
	(in millions, except per share data)
Net sales	$10,256	$14,373	$12,574
Cost of sales	7,720	10,200	8,855

Gross income	2,536	4,173	3,719
Selling, general, and administrative expenses	1,408	1,573	1,509
Research, development, and engineering expenses	536	593	532
Pre-Separation litigation charges, net	144	22	887
Separation costs	—	—	44
Restructuring and other charges, net	375	219	92
Impairment of goodwill	3,547	103	—

Operating income (loss)	(3,474)	1,663	655
Interest income	17	32	53
Interest expense	(165)	(190)	(232)
Other income (expense), net	(48)	567	(219)

Income (loss) from continuing operations before income taxes and minority interest	(3,670)	2,072	257
Income tax (expense) benefit	576	(540)	(465)
Minority interest	(6)	(5)	(6)

Income (loss) from continuing operations	(3,100)	1,527	(214)
Income (loss) from discontinued operations, net of income taxes	(156)	255	(340)

Net income (loss)	$(3,256)	$1,782	$(554)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(6.75)	$3.16	$(0.43)
Income (loss) from discontinued operations	(0.34)	0.53	(0.68)

Net income (loss)	$(7.09)	$3.69	$(1.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(6.75)	$3.14	$(0.43)
Income (loss) from discontinued operations	(0.34)	0.53	(0.68)

Net income (loss)	$(7.09)	$3.67	$(1.11)

Weighted-average number of shares outstanding:
Basic	459	483	497
Diluted	459	486	497

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED BALANCE SHEETS

As of September 25, 2009 and September 26, 2008

	Fiscal
	2009	2008
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,521	$1,090
Accounts receivable, net of allowance for doubtful accounts of $48 and $40, respectively	1,975	2,656
Inventories	1,435	2,159
Prepaid expenses and other current assets	487	756
Deferred income taxes	161	204
Assets held for sale	—	770

Total current assets	5,579	7,635
Property, plant, and equipment, net	3,111	3,342
Goodwill	3,160	6,749
Intangible assets, net	407	454
Deferred income taxes	2,518	1,915
Receivable from Tyco International Ltd. and Covidien plc	1,211	1,218
Other assets	234	287

Total Assets	$16,220	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$101	$20
Accounts payable	1,068	1,433
Accrued and other current liabilities	1,243	1,558
Deferred revenue	203	207
Liabilities held for sale	—	169

Total current liabilities	2,615	3,387
Long-term debt	2,316	3,161
Long-term pension and postretirement liabilities	1,129	721
Deferred income taxes	188	289
Income taxes	2,312	2,291
Other liabilities	634	668

Total Liabilities	9,194	10,517

Commitments and contingencies (Note 15)
Minority interest	10	10
Shareholders' Equity:
Preferred shares, none at September 25, 2009; 125,000,000 shares authorized and none outstanding, $0.20 par value, at September 26, 2008	—	—
Common shares, 468,215,574 shares authorized and issued, CHF 2.43 par value, at September 25, 2009; 1,000,000,000 shares authorized and 500,241,706 shares issued, $0.20 par value, at September 26, 2008	1,049	100
Capital in excess:
Share premium	—	61
Contributed surplus	8,135	10,106
Accumulated earnings (deficit)	(2,274)	1,141
Treasury shares, at cost, 9,425,172 shares at September 25, 2009; 36,904,702 shares at September 26, 2008	(349)	(1,264)
Accumulated other comprehensive income	455	929

Total Shareholders' Equity	7,016	11,073

Total Liabilities and Shareholders' Equity	$16,220	$21,600

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

	Common Shares		Treasury Shares						Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Parent Company Investment	Accumulated Earnings (Deficit)		Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 29, 2006	—	$—	—	$—	$—	$—	$10,490	$—	$670	$11,160
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	(810)	256	—	(554)
Currency translation	—	—	—	—	—	—	—	—	453	453
Minimum pension liability, net of income taxes	—	—	—	—	—	—	—	—	207	207
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	—	(53)	(53)

Total comprehensive income										53

Adoption of funded status recognition provisions of ASC 715 (Compensation—Retirement Benefits), net of tax	—	—	—	—	—	—	—	—	(225)	(225)
Net transfers from former parent	—	—	—	—	—	—	848	—	—	848
Transfer of parent company investment to contributed surplus	—	—	—	—	—	10,528	(10,528)	—	—	—
Guarantees and shared tax liabilities to Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	—	—	(296)	—	—	—	(296)
Due from Tyco International and Covidien in accordance with the Tax Sharing Agreement	—	—	—	—	—	844	—	—	—	844
Income tax liabilities assumed upon Separation	—	—	—	—	—	(1,091)	—	—	—	(1,091)
Issuance of common shares	497	99	—	—	—	—	—	—	—	99
Compensation expense, including charge related to Tyco International equity award conversion	—	—	—	—	—	44	—	—	—	44
Dividends declared	—	—	—	—	—	—	—	(70)	—	(70)
Exercise of share options	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2)	—	—	—	—	—	(2)

Balance at September 28, 2007	497	99	—	(2)	13	10,029	—	186	1,052	11,377
Adoption of uncertain tax position provisions of ASC 740 (Income Taxes)	—	—	—	—	—	—	—	(549)	—	(549)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,782	—	1,782
Currency translation	—	—	—	—	—	—	—	—	(22)	(22)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	—	(107)	(107)
Gain on cash flow hedge	—	—	—	—	—	—	—	—	7	7
Unrealized loss on securities, net of income taxes	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive income										1,659

Compensation expense	—	—	—	—	—	61	—	—	—	61
Dividends declared	—	—	—	—	—	—	—	(276)	—	(276)
Exercise of share options	3	1	—	7	48	—	—	(2)	—	54
Adjustment for pre-Separation tax matters	—	—	—	—	—	16	—	—	—	16
Repurchase of common shares	—	—	(37)	(1,269)	—	—	—	—	—	(1,269)

Balance at September 26, 2008	500	$100	(37)	$(1,264)	$61	$10,106	$—	$1,141	$929	$11,073

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (Continued)

Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

	Common Shares		Treasury Shares						Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Parent Company Investment	Accumulated Earnings (Deficit)		Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2008	500	$100	(37)	$(1,264)	$61	$10,106	$—	$1,141	$929	$11,073
Adoption of provisions of ASC 715-60 (Compensation—Retirement Benefits: Defined Benefit Plans—Other Postretirement) related to the accounting for collateral assignment split-dollar life insurance arrangements	—	—	—	—	—	—	—	(5)	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,256)	—	(3,256)
Currency translation	—	—	—	—	—	—	—	—	(206)	(206)
Adjustments to unrecognized pension and postretirement benefit costs, including a gain of $2 million related to adoption of measurement date provisions of ASC 715 (Compensation—Retirement Benefits), net of income taxes	—	—	—	—	—	—	—	—	(279)	(279)
Gain on cash flow hedge	—	—	—	—	—	—	—	—	11	11

Total comprehensive loss										(3,730)

Change of Domicile:
Reverse share split and issuance of fully paid up shares	—	1,101	—	—	—	(1,101)	—	—	—	—
Cancellations of common shares held in treasury	(32)	(77)	32	1,018	—	(941)	—	—	—	—
Reallocation of share premium to contributed surplus	—	—	—	—	(61)	61	—	—	—	—
Adoption of measurement date provisions of ASC 715 (Compensation—Retirement Benefits), net of tax	—	—	—	—	—	—	—	(7)	—	(7)
Compensation expense	—	—	—	—	—	52	—	—	—	52
Dividends declared and distributions approved	—	(75)	—	2	—	—	—	(147)	—	(220)
Exercise of share options	—	—	—	1	—	—	—	—	—	1
Restricted share award vestings and other activity	—	—	2	19	—	(20)	—	—	—	(1)
Adjustment for pre-Separation tax matters	—	—	—	—	—	(22)	—	—	—	(22)
Repurchase of common shares	—	—	(6)	(125)	—	—	—	—	—	(125)

Balance at September 25, 2009	468	$1,049	(9)	$(349)	$—	$8,135	$—	$(2,274)	$455	$7,016

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

	Fiscal
	2009	2008	2007
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$(3,256)	$1,782	$(554)
(Income) loss from discontinued operations, net of income taxes	156	(255)	340

Income (loss) from continuing operations	(3,100)	1,527	(214)
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	3,547	103	—
Class action settlement	—	(936)	887
Non-cash restructuring and other charges, net	49	81	23
Depreciation and amortization	515	539	496
Deferred income taxes	(583)	164	144
Provision for losses on accounts receivable and inventory	74	42	74
Tax sharing income	68	(567)	(13)
Allocated loss on retirement of debt	—	—	232
Other	53	42	(12)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	651	(107)	(97)
Inventories	638	(221)	(76)
Inventoried costs on long-term contracts	(4)	(46)	16
Prepaid expenses and other current assets	184	56	(138)
Accounts payable	(420)	41	79
Accrued and other liabilities	(124)	120	108
Income taxes	(115)	18	(112)
Deferred revenue	(7)	120	34
Other	(48)	(54)	16

Net cash provided by (used in) continuing operating activities	1,378	922	1,447
Net cash provided by (used in) discontinued operating activities	(49)	67	78

Net cash provided by (used in) operating activities	1,329	989	1,525

Cash Flows From Investing Activities:
Capital expenditures	(328)	(610)	(863)
Proceeds from sale of property, plant, and equipment	13	42	41
Class action settlement escrow	—	936	(928)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	693	571	227
Proceeds from divestiture of businesses, net of cash retained by businesses sold	17	—	—
Other	(1)	(29)	(3)

Net cash provided by (used in) continuing investing activities	394	910	(1,526)
Net cash provided by (used in) discontinued investing activities	(3)	(15)	(2)

Net cash provided by (used in) investing activities	391	895	(1,528)

Cash Flows From Financing Activities:
Net (decrease) increase in commercial paper	(649)	630	—
Proceeds from long-term debt	448	900	5,676
Repayment of long-term debt	(602)	(1,751)	(2,455)
Allocated debt activity	—	—	(3,743)
Net transactions with former parent	—	—	1,112
Repurchase of common shares	(152)	(1,242)	—
Payment of common share dividends and cash distributions to shareholders	(294)	(271)	—
Proceeds from exercise of share options	1	54	13
Transfers (to) from discontinued operations	(56)	5	(84)
Minority interest distributions paid	(5)	(11)	(7)
Other	(1)	(1)	(8)

Net cash provided by (used in) continuing financing activities	(1,310)	(1,687)	504
Net cash provided by (used in) discontinued financing activities	56	(52)	(73)

Net cash provided by (used in) financing activities	(1,254)	(1,739)	431

Effect of currency translation on cash	(31)	1	46
Net increase (decrease) in cash and cash equivalents	435	146	474
Less: net (increase) decrease in cash and cash equivalents related to discontinued operations	(4)	—	(3)
Cash and cash equivalents at beginning of fiscal year	1,090	944	473

Cash and cash equivalents at end of fiscal year	$1,521	$1,090	$944

Supplementary Cash Flow Information:
Interest paid	$163	$100	$231
Income taxes paid, net of refunds	121	359	446

See Notes to Consolidated and Combined Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company") is a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems.

  Change of Domicile

        Effective June 25, 2009, the Company discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended (the "Bermuda Companies Act"), and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of the Company's shares are now governed by Swiss law, the Company's Swiss articles of association, and the Company's Swiss organizational regulations.

  The Separation

        Effective June 29, 2007, the Company became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "Separation").

  Basis of Presentation

        The accompanying Consolidated and Combined Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries as an independent, publicly-traded company subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the electronics businesses of Tyco International, including Tyco Electronics Ltd., for the period prior to the Separation.

        The Consolidated and Combined Financial Statements have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated and Combined Financial Statements include restructuring and other charges, acquisition liabilities, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal contingencies, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

        The Consolidated and Combined Financial Statements for the period prior to the Separation may not be indicative of the Company's future performance and do not necessarily reflect what its consolidated and combined results of operations, financial position, and cash flows would have been had it operated as an independent, publicly-traded company prior to June 29, 2007. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying Consolidated and Combined Financial Statements. Certain general corporate overhead, net class action settlement costs, net interest expense, and other expenses for the period prior to the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

Separation were allocated by Tyco International to the Company. Management believes such allocations were reasonable; however, they may not be indicative of the actual results of the Company had the Company been operating as an independent, publicly-traded company for the period prior to the Separation. See Note 17 for further information regarding allocations.

  Description of the Business

        The Company consists of four reportable segments:

  •
  Electronic Components.  The Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, computer, communications, industrial, appliance, and consumer electronics markets.

  •
  Network Solutions.  The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for telecommunications and energy markets. These components include connectors, above-and below-ground enclosures, heat shrink tubing, cable accessories, surge arrestors, fiber optic cabling, copper cabling, and racks for copper and fiber networks. This segment also provides electronic systems for test access and intelligent cross-connect applications as well as integrated cabling solutions for cabling and building management.

  •
  Specialty Products.  The Specialty Products segment is a leader in providing highly-engineered custom solutions, components, and connectors for electronic systems, subsystems, and devices in the aerospace, defense, and marine; touch systems; medical; and circuit protection markets.

  •
  Undersea Telecommunications.  The Undersea Telecommunications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

  Principles of Consolidation

        The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares or otherwise has the ability to control through similar rights. In addition, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities' expected losses or stands to gain from a majority of the entities' expected returns. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included on the Consolidated and Combined Financial Statements from the effective date of acquisition or up to the date of disposal.

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated and Combined Financial Statements to fiscal 2009, fiscal 2008, and fiscal 2007 are to Tyco Electronics' fiscal years ended September 25, 2009, September 26, 2008, and September 28, 2007. Tyco Electronics' fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks, with the first such occurrence taking place in fiscal 2011.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

  Reclassifications

        During fiscal 2009, the Company reclassified certain expenses on its Consolidated and Combined Statements of Operations. Research, development, and engineering expenses, which were previously classified as cost of sales, are separately presented on the Consolidated and Combined Statements of Operations. Intangible asset amortization expense, which was previously reflected in selling, general, and administrative expenses, is now presented in cost of sales. Also, impairment of long-lived assets which was previously presented in impairment of goodwill and long-lived assets is now reflected in restructuring and other charges, net.

        Research, development, and engineering expenses were $536 million, $593 million, and $532 million in fiscal 2009, 2008, and 2007, respectively. Intangible asset amortization expense in fiscal 2009, 2008, and 2007 was $31 million, $33 million, and $32 million, respectively. Impairment of long-lived assets was $14 million and $34 million in fiscal 2009 and 2008, respectively. The reclassifications had no impact on previously reported operating income (loss), net income (loss), or earnings (loss) per share. All prior periods have been reclassified to conform to the current presentation.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        The Company's revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, the Company has deferred the recognition of revenue.

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

        Contract sales for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract sales for construction related projects are generated primarily within the Company's Undersea Telecommunications segment.

        The Company generally warrants that its products will conform to the Company's or mutually agreed to specifications and that its products will be free from material defects in materials and workmanship for a limited time. The Company limits its warranty to the replacement or repair of

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

defective parts or a refund or credit of the price of the defective product. The Company accepts returned goods only when the customer makes a verified claim and the Company has authorized the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales.

        Additionally, certain of the Company's long-term contracts in its Undersea Telecommunications segment have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2009, 2008, and 2007 were $439 million, $482 million, and $428 million, respectively.

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

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value, except for inventoried costs which are costs incurred in the performance of long-term contracts primarily by the Company's Undersea Telecommunications segment.

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

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized on a straight-line basis. See Note 9 for additional information regarding intangible assets. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth quarter of each year or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        At fiscal year end 2009, the Company had 9 reporting units, of which 7 contained goodwill. See Note 8 for information regarding goodwill impairment testing. When changes occur in the composition of one or more operating segments or reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, the Company performs a step I goodwill impairment test to identify a potential impairment. In doing so, the Company compares the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, the Company compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by additional transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount factors, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Income Taxes

        Income taxes are computed in accordance with the provisions of Accounting Standards Codification 740 (Income Taxes). In these Consolidated and Combined Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated and Combined Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Financial Instruments

        In order to address certain financial exposures, the Company has established policies regarding the use of derivative financial instruments. The Company currently enters into foreign exchange forward and swap contracts to reduce the effects of fluctuating foreign exchange rates and forward contracts to reduce the effects of commodity price fluctuations. Also, the Company has designated certain intercompany non-derivative financial instruments denominated in foreign currencies as a hedge of its net investments in certain foreign operations denominated in the same foreign currencies.

        All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivative instruments that are not designated as either cash flow or fair value hedges are recognized currently in earnings in selling, general, and administrative expenses on the Consolidated and Combined Statements of Operations. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings. Changes in the fair value of derivative instruments designated as cash flow hedges are reflected in other comprehensive income, a component of equity, to the extent that they are deemed effective. Effectiveness of cash flow hedges is measured quarterly and any changes in fair value that are determined to be ineffective are recognized currently in earnings in either cost of sales or selling, general, and administrative expenses. The remeasurement of the intercompany non-derivative financial instruments designated as a hedge of the Company's net investment in foreign operations is recorded in cumulative translation adjustment in accumulated other comprehensive income on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the Company's net investments in certain foreign operations.

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

  Share-Based Compensation

        Under Accounting Standards Codification 718 (Compensation—Stock Compensation), the Company determines the fair value of share awards on the date of grant. Share options are valued using the Black-Scholes-Merton valuation model; restricted share awards are valued using the end-of-day share price of Tyco Electronics on the date of grant. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. See Note 23 for additional information related to the Company's share-based compensation.

  Currency Translation

        For the Company's non-U.S. Dollar functional currency subsidiaries, assets and liabilities are translated into U.S. Dollars using year-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within equity.

        Gains and losses resulting from foreign currency transactions, which are included in net income (loss), were $71 million of losses during fiscal 2009 and immaterial amounts in fiscal 2008 and 2007.

  Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") to serve as the single source of authoritative GAAP. The Company adopted the ASC in the fourth quarter of fiscal 2009. Adoption did not have an impact on its Consolidated and Combined Financial Statements.

        In May 2009, the FASB issued guidance in ASC 855 (Subsequent Events). ASC 855 establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. The Company adopted ASC 855 in the third quarter of fiscal 2009. See Note 26 for the required disclosures related to subsequent events.

        In March 2008, the FASB issued updates to guidance in ASC 815 (Derivatives and Hedging), amending and expanding the disclosure requirements related to the use of derivative instruments and hedging activities to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The new disclosure provisions of ASC 815 were adopted by the Company in the second quarter of fiscal 2009. See Note 13 for the required disclosures related to derivative instruments and hedging activities.

        In March 2007, the FASB issued guidance in ASC 715-60 (Compensation—Retirement Benefits: Defined Benefit Plans—Other Postretirement) related to the accounting for collateral assignment split-dollar life insurance arrangements. The Company adopted the guidance in ASC 715-60 in the first quarter of fiscal 2009. Accordingly, the Company recognized accrued and other current liabilities of $1 million and other liabilities of $4 million on its Consolidated Balance Sheet at the beginning of the first quarter of fiscal 2009 with a corresponding decrease in the opening balance of accumulated deficit of $5 million.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued guidance in ASC 820 (Fair Value Measurements and Disclosures) that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. ASC 820 was adopted by the Company in the first quarter of fiscal 2009. The Company did not elect to value any existing assets or liabilities at fair value upon adoption, nor did it apply the fair value option to any eligible assets acquired or liabilities incurred during the quarter. The Company will adopt the non-financial asset and liability fair value provisions in fiscal 2010. See Note 16 for additional information related to fair value measurements.

        In September 2006, the FASB issued guidance in ASC 715 (Compensation—Retirement Benefits) that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under ASC 715, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of ASC 715 on September 28, 2007 and the measurement date provisions in the fourth quarter of fiscal 2009. As a result of the change in measurement date, the Company recorded a charge of $7 million to accumulated deficit. See Note 14 for additional information related to the change in measurement date provisions.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued updates to guidance in ASC 810 (Consolidation) that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its results of operations, financial position, or cash flows.

        In April 2009 and December 2007, the FASB issued guidance in ASC 805 (Business Combinations). ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. ASC 805 is effective for the Company in the first quarter of fiscal 2010. Adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

        In December 2008, the FASB issued updates to the guidance in ASC 715 (Compensation—Retirement Benefits) that enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates to ASC 715 are effective for the Company in the fourth quarter of fiscal 2010. The Company is currently assessing the impact that adoption will have on its Consolidated and Combined Financial Statements.

        In December 2007, the FASB issued updates to guidance in ASC 810 (Consolidation) that address the accounting and reporting framework for minority interests by a parent company. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2010. Adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

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

4. Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Restructuring and related charges, net	$354	$185	$92
Loss on divestiture	7	—	—
Impairment of long-lived assets	14	34	—

	$375	$219	$92

Restructuring and Related Charges, Net

        Charges to operations by segment during fiscal 2009, 2008, and 2007 were as follows:

	Fiscal
	2009	2008	2007
	(in millions)
Electronic Components	$269	$164	$52
Network Solutions	44	22	36
Specialty Products	31	3	4
Undersea Telecommunications	8	5	5

	352	194	97
Less: (charges) credits in cost of sales	2	(9)	(5)

Restructuring and related charges, net	$354	$185	$92

        Amounts recognized on the Consolidated and Combined Statements of Operations during fiscal 2009, 2008, and 2007 were as follows:

	Fiscal
	2009	2008	2007
	(in millions)
Cash charges	$317	$147	$74
Non-cash charges	35	47	23

	352	194	97
Less: (charges) credits in cost of sales	2	(9)	(5)

Restructuring and related charges, net	$354	$185	$92

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in the Company's restructuring reserves during fiscal 2009, 2008, and 2007 is summarized as follows:

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Year
	(in millions)
Fiscal 2009 Activity:
Fiscal 2009 Actions
Employee severance	$—	$247	$(138)	$(3)	$10	$116
Facilities exit costs	—	6	(3)	—	—	3
Other	—	5	(4)	—	—	1

Total	—	258	(145)	(3)	10	120

Fiscal 2008 Actions
Employee severance	118	—	(58)	31	(2)	89
Facilities exit costs	—	8	(5)	—	(1)	2
Other	2	12	(6)	—	(1)	7

Total	120	20	(69)	31	(4)	98

Fiscal 2007 Actions
Employee severance	31	—	(22)	(4)	(3)	2
Facilities exit costs	2	5	(5)	—	—	2
Other	2	3	(4)	—	—	1

Total	35	8	(31)	(4)	(3)	5

Pre-Fiscal 2007 Actions
Facilities exit costs	56	7	(15)	—	(1)	47

Total fiscal 2009 activity	$211	$293	$(260)	$24	$2	$270

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other		Balance at End of Year
	(in millions)
Fiscal 2008 Activity:
Fiscal 2008 Actions
Employee severance	$—	$125	$(7)	$—	$—		$118
Facilities exit costs	—	1	(1)	—	—		—
Other	—	4	(2)	—	—		2

Total	—	130	(10)	—	—		120

Fiscal 2007 Actions
Employee severance	62	—	(39)	(1)	9		31
Facilities exit costs	1	6	(6)	1	—		2
Other	1	6	(5)	—	—		2

Total	64	12	(50)	—	9		35

Pre-Fiscal 2007 Actions
Facilities exit costs	64	4	(16)	1	3		56

Total fiscal 2008 activity	$128	$146	$(76)	$1	$12		$211

Fiscal 2007 Activity:
Fiscal 2007 Actions
Employee severance	$—	$66	$(3)	$—	$(1)		$62
Facilities exit costs	—	1	(1)	—	1		1
Other	—	2	(1)	—	—		1

Total	—	69	(5)	—	—		64

Pre-Fiscal 2007 Actions
Employee severance	2	—	(2)	—	—		—
Facilities exit costs	66	5	(16)	—	9		64

Total	68	5	(18)	—	9		64

Total fiscal 2007 activity	$68	$74	$(23)	$—	$9	(1)	$128

(1)
During fiscal 2007, the Printed Circuit Group business was sold and $8 million of restructuring liabilities were retained by the Company. See Note 5 for additional information regarding the divestiture of the Printed Circuit Group business.

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during fiscal 2009, the Company recorded restructuring charges of $255 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $20 million relating to these initiated actions by completion.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during fiscal 2009, the Company recorded restructuring charges of $51 million, primarily related to employee severance and benefits, including $31 million of changes in estimate primarily associated with the exit of a European manufacturing operation in the Electronic Components segment. During fiscal 2008, the Company recorded restructuring charges of $130 million, primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $10 million relating to these initiated actions by completion.

  Fiscal 2007 Actions

        Fiscal 2007 actions included the migration of product lines to lower-cost countries and the exit of manufacturing operations in the Electronic Components and Network Solutions segments and the rationalization of a product line in the Wireless Systems segment. In connection with these actions, during fiscal 2009, 2008, and 2007, the Company recorded restructuring charges of $4 million, $12 million, and $69 million, respectively, primarily related to employee severance and benefits. As of fiscal year end 2009, all actions under these plans are complete.

  Pre-Fiscal 2007 Actions

        During fiscal 2002, the Company recorded restructuring charges of $779 million primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2009, the remaining restructuring reserves related to the fiscal 2002 actions were $47 million, relating to exited lease facilities. During fiscal 2009, 2008, and 2007 the Company recorded restructuring charges of $7 million, $4 million, and $5 million, respectively, for interest accretion on these reserves. The Company expects that its remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Restructuring and Related Non-Cash Charges and Credits

        During fiscal 2009, the Company recorded non-cash charges of $35 million primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

Total Restructuring Reserves

        The Company's restructuring reserves by segment at fiscal year end 2009 and 2008 were as follows:

	Fiscal
	2009	2008
	(in millions)
Electronic Components	$186	$121
Network Solutions	27	33
Specialty Products	9	3
Undersea Telecommunications	48	54

Restructuring reserves	$270	$211

        At fiscal year end 2009 and 2008, restructuring reserves were included on the Consolidated Balance Sheets as follows:

	Fiscal
	2009	2008
	(in millions)
Accrued and other current liabilities	$231	$131
Other liabilities	39	80

Restructuring reserves	$270	$211

Loss on Divestiture

        During fiscal 2009, the Company recorded a pre-tax loss on divestiture of $7 million related to the sale of the Battery Systems business. The Battery Systems business, which was part of the Electronic Components segment, was sold for net cash proceeds of $14 million after working capital adjustments. The loss is reflected in restructuring and other charges, net on the Consolidated and Combined Statement of Operations. The Company has presented the loss on sale and the operations of the Battery Systems business in continuing operations due to immateriality.

Impairment of Long-Lived Assets

        During fiscal 2009, the Company recorded long-lived asset impairment charges of $14 million primarily related to the divestiture of the Dulmison connectors and fittings product line. During fiscal 2009, the Company's board of directors authorized management to pursue the divestiture of the product line within the Company's energy business in the Network Solutions segment. Based on an estimated sales price of $16 million, the Company determined that the carrying value of the product line's assets and liabilities was in excess of its fair value. An impairment charge of $12 million was recorded in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. The charge is presented in restructuring and other charges, net on the Consolidated and Combined Statement of Operations. The Dulmison connectors and fittings product line generated sales of $53 million in fiscal 2009.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

        During fiscal 2008, the Company's board of directors authorized management to proceed with strategic alternatives with respect to the Company's Battery Systems business. Based on a negotiated sales price of $30 million, the Company determined that the carrying value of the Battery Systems business' assets and liabilities exceeded its fair value. Consequently, a pre-tax impairment charge of $22 million was recorded in fiscal 2008 to write the carrying value of the assets and liabilities down to the fair value. The charge is presented in restructuring and other charges, net on the Consolidated and Combined Statement of Operations.

        During fiscal 2008, the Company determined that the certain North American automotive customer-specific product lines in the Electronic Components segment were impaired due to declining future production expectations. The Company determined that an impairment test was necessary due to changes in the North American automotive industry. These asset groups were assessed for recoverability and impaired based on estimates of the asset group fair values. Using a discounted cash flows analysis, the Company determined that a pre-tax impairment charge of $12 million was required to write the carrying value down to the fair value. The charge is presented in restructuring and other charges, net on the Consolidated and Combined Statement of Operations.

5. Discontinued Operations

        During fiscal 2009, the Company entered into a definitive agreement to sell its Wireless Systems business. In May 2009, the Company completed the sale for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on this transaction.

        In September 2008, the Company completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, the Company also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. In fiscal 2009, the Company recorded an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments relating to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The total pre-tax gain on the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses was $187 million and $32 million, respectively. Also during fiscal 2009, the Company received additional cash proceeds related to working capital of $29 million in connection with the fiscal 2008 sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses. The Consolidated Balance Sheet reflected the $29 million in prepaid expenses and other current assets at September 26, 2008.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. Both the Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Undersea Telecommunications segment.

        The following table reflects net sales, pre-tax income (loss) from discontinued operations, pre-tax gain on sale of discontinued operations including impairments and costs to sell, and income taxes for fiscal 2009, 2008, and 2007:

	Fiscal
	2009	2008	2007
	(in millions)
Net sales	$262	$1,064	$1,376

Pre-tax income (loss) from discontinued operations	$(135)	$99	$(536)
Pre-tax gain on sale of discontinued operations	63	266	45
Income tax (expense) benefit	(84)	(110)	151

Income (loss) from discontinued operations, net of income taxes	$(156)	$255	$(340)

        Pre-tax loss from discontinued operations for fiscal 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 15 for additional information regarding the State of New York contract. The income tax provision on discontinued operations for fiscal 2009 included $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of adjustments to the estimated tax provision on the Power Systems business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

        The following table presents balance sheet information for assets and liabilities held for sale at fiscal year end 2008; there were no such amounts at fiscal year end 2009:

Fiscal 2008
(in millions)
Accounts receivable, net	$70
Inventories	153
Property, plant, and equipment, net	175
Goodwill	319
Intangible assets, net	32
Other assets	21

Total assets	$770

Accounts payable	$36
Accrued and other current liabilities	38
Deferred revenue	40
Other liabilities	55

Total liabilities	$169

6. Inventories

        At fiscal year end 2009 and 2008, inventories consisted of the following:

	Fiscal
	2009	2008
	(in millions)
Raw materials	$253	$410
Work in progress	439	670
Finished goods	624	964
Inventoried costs on long-term contracts	119	115

Inventories	$1,435	$2,159

7. Property, Plant, and Equipment, Net

        At fiscal year end 2009 and 2008, net property, plant, and equipment consisted of the following:

	Fiscal
	2009	2008
	(in millions)
Land and improvements	$259	$252
Buildings and leasehold improvements	1,342	1,338
Machinery and equipment	6,600	6,477
Construction in process	373	481

Gross property, plant, and equipment	8,574	8,548
Accumulated depreciation	(5,463)	(5,206)

Property, plant, and equipment, net	$3,111	$3,342

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7. Property, Plant, and Equipment, Net (Continued)

        Depreciation expense was $484 million, $506 million, and $464 million in fiscal 2009, 2008, and 2007, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2009 and 2008 were as follows:

	Electronic Components	Network Solutions	Specialty Products	Total
	(in millions)
Balance at September 28, 2007	$4,998	$850	$1,010	$6,858
Purchase accounting adjustments	2	—	1	3
Impairment	(103)	—	—	(103)
Currency translation	(7)	(1)	(1)	(9)

Balance at September 26, 2008	4,890	849	1,010	6,749
Divestiture of businesses and other	(14)	(6)	—	(20)
Impairment	(3,435)	—	(112)	(3,547)
Currency translation	(28)	4	2	(22)

Balance at September 25, 2009	$1,413	$847	$900	$3,160

        The Company tests goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2009 and determined that no impairment existed.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

        During the fiscal 2008 annual impairment test, the Company determined that the book value of the Global Application Tooling Division, a reporting unit in the Electronic Components segment, exceeded its fair value. Fair value was determined using a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The goodwill impairment test indicated that there was no implied value related to the goodwill, resulting in an impairment of the reporting unit's entire goodwill balance of $103 million.

        All goodwill impairment charges are presented in impairment of goodwill on the Consolidated and Combined Statements of Operations.

9. Intangible Assets, Net

        The Company's intangible assets at fiscal year end 2009 and 2008 were as follows:

	Fiscal
	2009				2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$724	$(330)	$394	24 years	$764	$(323)	$441	24 years
Other	17	(4)	13	50 years	16	(3)	13	49 years

Total	$741	$(334)	$407	25 years	$780	$(326)	$454	25 years

        Intangible asset amortization expense, which is recorded in cost of sales, was $31 million, $33 million, and $32 million for fiscal 2009, 2008, and 2007, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Fiscal 2010	$30
Fiscal 2011	29
Fiscal 2012	28
Fiscal 2013	28
Fiscal 2014	28
Thereafter	264

$407

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Accrued and Other Current Liabilities

        At fiscal year end 2009 and 2008, accrued and other current liabilities consisted of the following:

	Fiscal
	2009	2008
	(in millions)
Accrued payroll and employee benefits	$303	$404
Restructuring reserves	231	131
Interest payable	65	79
Income taxes payable	48	215
Deferred income taxes	22	28
Dividends payable	—	74
Other	574	627

Accrued and other current liabilities	$1,243	$1,558

11. Debt

        Debt at fiscal year end 2009 and 2008 was as follows:

	Fiscal
	2009	2008
	(in millions)
6.00% senior notes due 2012(1)	$720	$800
5.95% senior notes due 2014(1)	300	300
6.55% senior notes due 2017(1)	744	753
7.125% senior notes due 2037(1)	475	498
Commercial paper, at an average interest rate of 4.01% at September 26, 2008	—	647
Other	178	183

Total debt	2,417	3,181
Less current portion(2)	101	20

Long-term debt	$2,316	$3,161

(1)
Senior notes are recorded at face amount, net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at fiscal year end 2009 and 2008 was comprised of amounts shown as other.

        During June 2009, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in fiscal 2009, the Company recorded a pre-tax gain of $22 million, which is included in other income, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated starting forward interest rate swaps designated as cash flow hedges were recognized as interest expense.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. Borrowings under the Credit Facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. As of fiscal year end 2009 and 2008, TEGSA had no borrowings under the Credit Facility. Borrowings under the commercial paper program are backed by the Credit Facility.

        The Credit Facility contains a financial ratio covenant providing that if the Company's ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and the Company's other debt agreements contain other customary covenants.

        TEGSA's payment obligations under its senior notes, Credit Facility, commercial paper, and profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. See Note 13 for additional information on interest rate swaps.

        In periods prior to Separation, Tyco International's consolidated debt, exclusive of amounts incurred directly by the Company, was proportionately allocated to the Company based on the historical funding requirements of the Company using historical data. Net interest expense was allocated in the same proportions as debt through June 1, 2007 and includes the impact of interest rate swap agreements designated as fair value hedges. For fiscal 2007, Tyco International allocated to Tyco Electronics interest expense of $150 million and interest income of $20 million.

        In addition, Tyco International allocated to the Company loss on retirement of debt in the amount of $232 million for fiscal 2007, which is included in other income (expense), net on the Consolidated and Combined Statement of Operations. The method utilized to allocate loss on retirement of debt was consistent with the allocation of debt and net interest expense as described above.

        Management believes the allocation basis for debt, net interest expense, and loss on retirement of debt was reasonable based on the historical financing needs of the Company; however, these amounts may not be indicative of the actual amounts that the Company would have incurred in fiscal 2007 had it been operating as an independent, publicly-traded company for the period prior to Separation.

        The fair value of the Company's debt was approximately $2,420 million and $3,115 million at fiscal year end 2009 and 2008, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        The aggregate amounts of total debt maturing during the next five years and thereafter are as follows:

(in millions)
Fiscal 2010	$101
Fiscal 2011	7
Fiscal 2012	1
Fiscal 2013	786
Fiscal 2014	301
Thereafter	1,221

Total	$2,417

12. Guarantees

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

  Tax Sharing Agreement

        Upon Separation, the Company entered into a Tax Sharing Agreement, under which the Company shares responsibility for certain of its, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. The Company, Covidien, and Tyco International share 31%, 42%, and 27%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to its, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled in cash by the Company with respect to unresolved pre-Separation tax matters. Pursuant to that

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-Separation tax matters. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. The Company is responsible for all of its own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

  Indemnification

        The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460 (Guarantees). ASC 460 addresses the measurement and disclosure of a guarantor's obligation to pay a debt incurred by a third party. To value the initial guarantee obligation, the Company considered a range of probability-weighted future cash flows that represented the likelihood of payment of each class of liability by each of the three post-Separation companies. The expected cash flows incorporated interest and penalties that the companies believed would be incurred on each class of liabilities and were discounted to the present value to reflect the value associated with each at Separation. The calculation of the guarantee liability also included a premium that reflected the cost for an insurance carrier to stand in and assume the payment obligation at the Separation date.

        At inception of the guarantee, based on the probability-weighted future cash flows related to unresolved tax matters, the Company, under the Tax Sharing Agreement, faced a maximum potential liability of $3 billion, based on undiscounted estimates and interest and penalties used to determine the fair value of the guarantee and an assumption of 100% default on the parts of Tyco International and Covidien, a likelihood that management believes to be remote. In the event that the Company is required, due to bankruptcy or other business interruption on the part of Tyco International or Covidien, to pay more than the contractually determined 31%, the Company retains the right to seek payment from the effected entity.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

        At September 28, 2007, the probability-weighted cash flows and risk premium of certain unresolved pre-Separation tax matters for which the Company has made indemnifications to Tyco International and Covidien resulted in a fair value of the liability of $296 million, which was reflected as an adjustment to contributed surplus on the Consolidated Balance Sheet. During fiscal 2008, the Company, while assessing its income tax positions under the uncertain tax position provisions of ASC 740, decreased this liability by $14 million and recorded the adjustment to other income on the Consolidated and Combined Statement of Operations. Also, in fiscal 2008, this liability was increased by $57 million as a result of the completion by Tyco International of certain proposed tax adjustments to U.S. federal income tax returns. (See Note 15 for additional information regarding the proposed tax adjustments.) As of September 25, 2009, the total liability of $339 million was recorded in other liabilities on the Consolidated Balance Sheet. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-Separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

  Other Matters

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

        At September 25, 2009, the Company had outstanding letters of credit and letters of guarantee in the amount of $395 million, of which $50 million was related to its contract with the State of New York. See Note 15 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 15, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for fiscal 2009 and 2008 were as follows:

	Fiscal
	2009	2008
	(in millions)
Balance at beginning of fiscal year	$27	$20
Warranties issued during the fiscal year	18	6
Warranty expirations and changes in estimate	1	3
Settlements	(3)	(2)

Balance at end of fiscal year	$43	$27

13. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of September 25, 2009 and September 26, 2008. See Note 11 for additional information on the fair value of debt and Note 16 for additional information on fair value measurements.

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

        The Company accounts for derivative financial instrument contracts on its Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815 (Derivatives and Hedging), the changes in the instruments' fair value are recognized as selling, general, and administrative expenses on the Consolidated and Combined Statements of Operations. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge are recognized currently, based on the nature of the ineffectiveness, in cost of sales or selling, general, and administrative expenses on the Consolidated and Combined Statements of Operations. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        To the extent that Tyco International entered into hedges on behalf of the Company prior to Separation, the statement of operations effects of those hedges have been allocated to the Company as part of the Tyco International general corporate overhead expense allocation or interest expense allocation as appropriate. See Note 17 for additional information regarding allocated expenses.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated and Combined Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of financial institutions worldwide with long-term Standard & Poor's, Moody's, and/or Fitch credit ratings

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 25, 2009, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forward and swap contracts, a portion of which are designated as cash flow hedges pursuant to ASC 815-30 (Derivatives and Hedging: Cash Flow Hedges). The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions.

        At September 25, 2009 and September 26, 2008, the Company had net liabilities of $1 million and $5 million, respectively, on the Consolidated Balance Sheets related to foreign exchange instruments. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments will be reclassified into the Consolidated and Combined Statements of Operations within the next twelve months as adjustments to cost of sales.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital and money markets to fund its operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company has used, and may use in the future, interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (fair value hedges) and/or convert a portion of variable-rate debt into fixed-rate debt (cash flow hedges).

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes. As a result of the termination of the interest rate swaps the Company recognized reductions in interest expense of $8 million during fiscal 2009. As a result of the Company's tender offer, as discussed in Note 11, the Company recognized $12 million of the premiums as a component of the gain on retirement of debt included in other income (expense), net on the Consolidated and Combined Statement of Operations.

        During fiscal 2007, in anticipation of issuing fixed-rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments under ASC 815-30. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. As a result of the termination of the forward starting interest rate swaps, the Company recognized interest expense of $9 million, $6 million, and $1 million during the years ended September 25, 2009, September 26, 2008, and September 28, 2007, respectively. Interest expense recognized during fiscal 2009 included $3 million of interest expense recognized as a result of the Company's tender offer. See Note 11 for additional information regarding the tender offer.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 25, 2009 and September 26, 2008, the Company's commodity hedges, which related to purchases of gold, were in a gain position of $1 million and $2 million, respectively, and had a notional value of $29 million and $21 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Consolidated and Combined Statements of Operations within the next twelve months as adjustments to cost of sales.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,027 million and $1,161 million at September 25, 2009 and September 26, 2008, respectively. The Company reclassified foreign exchange losses of $72 million, $168 million, and $118 million in fiscal 2009, 2008, and 2007, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See Note 22 for additional information.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments at September 25, 2009 is summarized below.

	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$4	$2
Commodity swap contracts	1	—

Total derivatives designated as hedging instruments	5	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	8	11

Total derivatives not designated as hedging instruments	8	11

Total derivatives	$13	$13

(1)
All derivatives in asset positions are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheet, except where a right of offset against liability positions exists. As disclosed in Note 16, derivative instruments in prepaid expenses and other current assets on the Consolidated Balance Sheet totaled $4 million.

(2)
All derivatives in liability positions are recorded in accrued and other current liabilities on the Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 16, derivative instruments in accrued and other current liabilities on the Consolidated Balance Sheet totaled $4 million.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Consolidated and Combined Statement of Operations at fiscal year end 2009 were as follows:

Derivatives Designated as Fair Value Hedges	Location of Gain Recognized on Derivative	Amount of Gain Recognized
		(in millions)
Interest rate swaps(1)	Interest expense	$8
Interest rate swaps(2)	Other income	12

Total		$20

(1)
Interest rate swaps were terminated in December 2008. See discussion above.

(2)
As a result of the Company's tender offer, as discussed in Note 11, the Company recognized $12 million of the premiums as a component of the gain on retirement of debt included in other income (expense), net on the Consolidated and Combined Statement of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Consolidated and Combined Statement of Operations at fiscal year end 2009 were as follows:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in millions)
Foreign currency contracts	$1	Cost of sales	$(1)	Cost of sales(1)	$—
Commodity swap contracts	3	Cost of sales	3	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense(3)	(9)	Interest expense	—

Total	$4		$(7)		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Forward starting interest rate swaps were terminated in September 2007. See discussion above.

(3)
Interest expense recognized during fiscal 2009 included $3 million of interest expense recognized as a result of the Company's tender offer. See Note 11 for additional information regarding the tender offer.

        The effects of derivative instruments not designated as hedging instruments on the Consolidated and Combined Statement of Operations at fiscal year end 2009 were as follows:

Derivatives not Designated as Hedging Instruments	Location of Loss Recognized on Derivative	Amount of Loss Recognized
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(178)

Total		$(178)

        During fiscal 2009, the Company incurred losses of $178 million as a result of marking foreign currency derivatives not designated as hedging instruments to fair value, particularly derivatives related to certain Eastern European currencies during the first quarter of fiscal 2009. These losses were largely offset by the gains realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. These gains and losses were reflected in selling, general, and administrative expenses on the Consolidated and Combined Statement of Operations.

14. Retirement Plans

  Adoption of Measurement Date Provisions and Funded Status Recognition Provisions of ASC 715

        In the fourth quarter of fiscal 2009, the Company adopted the measurement date provisions of ASC 715 (Compensation—Retirement Benefits), which require that plan assets and benefits obligations

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

be measured as of fiscal year end. Prior to adoption of this provision, the Company's measurement date was August 31. The Company elected not to re-measure plan assets and benefit obligations as of the first day of fiscal 2009. As a result, the impact of adoption in fiscal 2009 was an after-tax charge of $7 million, equal to approximately one-twelfth of annual net periodic benefit costs on a pre-tax basis, to accumulated deficit, and an after-tax increase of $2 million in accumulated other comprehensive income on the Consolidated Balance Sheet.

        The Company adopted the funded status recognition provisions of ASC 715 effective September 28, 2007. The impact of the adoption resulted in an after-tax decrease of $225 million in accumulated other comprehensive income at September 28, 2007.

  Defined Benefit Pension Plans

        The Company has a number of contributory and noncontributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with local customs and practice. Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to the Consolidated and Combined Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are actuarially determined. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

        Prior to Separation, the Company participated through Tyco International in one co-mingled plan that included plan participants of other Tyco International subsidiaries. The Company recorded its portion of the co-mingled plan's expense and the related obligation, which has been actuarially determined based on the Company's specific benefit formulas by participants and allocated plan assets. The contribution amounts were determined in total for the co-mingled plan and allocated to the Company based on headcount. Management believes such allocations were reasonable. In fiscal 2007, this plan was legally separated, resulting in a reallocation of assets based on the Employee Retirement Income Security Act ("ERISA") prescribed calculation.

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans in fiscal 2009, 2008, and 2007 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2009	2008	2007	2009	2008	2007
	($ in millions)
Service cost	$7	$5	$5	$55	$73	$60
Interest cost	58	56	55	81	83	70
Expected return on plan assets	(61)	(75)	(74)	(57)	(73)	(60)
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net actuarial loss	15	7	13	13	8	20
Curtailment/settlement gain and special termination benefits	—	1	(10)	—	(3)	(1)

Net periodic benefit cost (credit)	$19	$(6)	$(11)	$92	$86	$87

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2009	2008	2007	2009	2008	2007
	($ in millions)
Weighted-average assumptions used to determine net pension cost (credit) during the period:
Discount rate	7.05%	6.35%	6.00%	5.11%	4.70%	4.15%
Expected return on plan assets	7.54%	7.99%	7.99%	5.75%	5.98%	5.73%
Rate of compensation increase	4.00%	4.00%	4.00%	3.63%	3.45%	3.19%

        The following table represents the changes in benefit obligations, plan assets, and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at fiscal year end 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	($ in millions)
Change in benefit obligations:
Benefit obligation at end of prior period	$858	$918	$1,785	$1,758
Service cost	7	5	55	73
Interest cost	58	56	81	83
Employee contributions	—	—	5	7
Plan amendments	—	—	—	2
Actuarial loss (gain)	103	(58)	113	(51)
Benefits and administrative expenses paid	(62)	(63)	(80)	(68)
New plans	—	—	1	4
Curtailment/settlement gain and special termination benefits	—	—	(54)	(9)
Impact of measurement date change	2	—	10	—
Currency translation	—	—	(7)	(14)

Benefit obligation at end of period	$966	$858	$1,909	$1,785

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	($ in millions)
Change in plan assets:
Fair value of plan assets at end of prior period	$843	$964	$1,099	$1,194
Actual return on plan assets	(30)	(59)	(60)	(80)
Employer contributions	52	1	100	76
Employee contributions	—	—	5	7
New plans	—	—	1	—
Benefits and administrative expenses paid	(62)	(63)	(80)	(68)
Settlement gain and special termination benefits	—	—	(50)	(7)
Impact of measurement date change	(4)	—	—	—
Currency translation	—	—	(38)	(23)

Fair value of plan assets at end of period	$799	$843	$977	$1,099

Funded status	$(167)	$(15)	$(932)	$(686)
Contributions after the measurement date	—	—	—	8

Net amount recognized	$(167)	$(15)	$(932)	$(678)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$2	$7	$8
Accrued and other current liabilities	(3)	(4)	(11)	(10)
Long-term pension and postretirement liabilities	(164)	(13)	(928)	(676)

Net amount recognized	$(167)	$(15)	$(932)	$(678)

Weighted-average assumptions used to determine pension benefit obligations at period end:
Discount rate	5.85%	7.05%	4.59%	5.11%
Rate of compensation increase	4.00%	4.00%	3.51%	3.63%

        During fiscal 2009, the funded status of the Company's pension plans deteriorated as a result of asset losses in its U.S. and non-U.S. plans totaling $30 million and $60 million, respectively. As of September 25, 2009, the benefit obligations were also negatively impacted by a decrease in the discount rates, as compared to September 26, 2008, used to present value the obligations. Weighted-average decreases of 120 basis points and 52 basis points for the U.S. and non-U.S. plans' discount rates increased the obligations by $103 million and $113 million, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans in fiscal 2009 and 2008 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	(in millions)
Change in net loss:
Unrecognized net loss at end of prior period	$238	$170	$326	$240
Current year changes recorded to accumulated other comprehensive income (loss)	199	75	235	98
Amortization reclassified to earnings	(15)	(7)	(13)	(8)
Curtailment/settlement reclassified to earnings	—	—	(7)	3
Impact of measurement date change	(1)	—	(1)	—
Other	—	—	11	(7)

Unrecognized net loss at end of period	$421	$238	$551	$326

Change in prior service credits:
Unrecognized prior service credit at end of prior period	$—	$—	$(13)	$(18)
Amortization reclassified to earnings	—	—	—	2
Impact of measurement date change	—	—	2	—
Other	—	—	4	3

Unrecognized prior service credit at end of period	$—	$—	$(7)	$(13)

        The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2010 is as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Amortization of net actuarial loss	$(33)	$(30)
Amortization of prior service credit	—	1

	$(33)	$(29)

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations as provided by its external advisors.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        During fiscal 2008, the Company's Investment Committee made the decision to change the target asset allocation of the U.S. Plans' Master Trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008. As a result of economic conditions during fiscal 2009, the Company has slowed the transition of the Master Trust asset allocation change. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. Plans' Master Trust.

        Target weighted-average asset allocations and weighted-average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2009 and 2008 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2009	Fiscal 2008	Target	Fiscal 2009	Fiscal 2008
Asset Category:
Equity securities	30%	44%	54%	45%	40%	45%
Debt securities	70	52	44	44	47	45
Real estate	—	—	—	3	3	3
Cash and cash equivalents	—	4	2	8	10	7

Total	100%	100%	100%	100%	100%	100%

        Tyco Electronics' common shares are not a direct investment of the Company's pension funds; however, the pension funds may indirectly include Tyco Electronics shares. The aggregate amount of the Tyco Electronics common shares would not be considered material relative to the total pension fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2010 of $3 million for U.S. plans and $80 million for non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2010	$56	$63
Fiscal 2011	56	68
Fiscal 2012	59	73
Fiscal 2013	61	83
Fiscal 2014	62	78
Fiscal 2015-2019	335	480

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2009 and 2008 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	(in millions)
Accumulated benefit obligation	$963	$855	$1,619	$1,518

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2009 and 2008 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	(in millions)
Accumulated benefit obligation	$958	$808	$1,560	$1,314
Fair value of plan assets	794	793	900	862

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2009 and 2008 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2009	2008	2009	2008
	(in millions)
Projected benefit obligation	$962	$810	$1,879	$1,726
Fair value of plan assets	794	793	939	1,032

  Defined Contribution Retirement Plans

        The Company maintains several defined contribution retirement plans, which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $55 million, $66 million, and $61 million for fiscal 2009, 2008, and 2007, respectively.

  Deferred Compensation Plans

        The Company maintains nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in Tyco Electronics' 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $43 million and $38 million at fiscal year end 2009 and 2008, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

  Rabbi Trusts

        The Company has established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds and equities. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $76 million and $84 million at fiscal year end 2009 and 2008, respectively. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $9 million and $14 million at fiscal year end 2009 and 2008, respectively. Plan participants are general creditors of the Company with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, the Company also provides certain health care coverage continuation for qualifying retirees from date of retirement to age 65.

        Net periodic postretirement benefit cost in fiscal 2009, 2008, and 2007 was as follows:

	Fiscal
	2009	2008	2007
	($ in millions)
Service cost	$1	$1	$1
Interest cost	2	2	3
Curtailment/settlement gain and special termination benefits	(1)	—	(3)

Net periodic postretirement benefit cost	$2	$3	$1

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	7.05%	6.35%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at fiscal year end 2009 and 2008, were as follows:

	Fiscal
	2009	2008
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of period	$38	$41
Service cost	1	1
Interest cost	2	2
Actuarial loss (gain)	4	(3)
Benefits paid	(2)	(3)
Other	(1)	—

Benefit obligation at end of period	$42	$38

Change in plan assets:
Fair value of assets at beginning of period	$4	$4
Employer contributions	1	3
Benefits paid	(2)	(3)
Impact of measurement date change	—	—

Fair value of plan assets at end of period	$3	$4

Funded status / net amount recognized	$(39)	$(34)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other postretirement liabilities	$(2)	$(2)
Long-term pension and postretirement liabilities	(37)	(32)

Net amount recognized	(39)	$(34)

Weighted-average assumptions used to determine postretirement benefit obligations at period end:
Discount rate	6.05%	7.05%
Rate of compensation increase	4.00%	4.00%

        Unrecognized prior service costs and actuarial losses of $4 million and $2 million at fiscal year end 2009 and 2008, respectively, were recorded in accumulated other comprehensive income. There is expected to be no significant amortization of the current balance into net periodic benefit cost in fiscal 2010.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2010.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

(in millions)
Fiscal 2010	$3
Fiscal 2011	3
Fiscal 2012	3
Fiscal 2013	3
Fiscal 2014	3
Fiscal 2015-2019	14

        Health care cost trend assumptions are as follows:

	Fiscal
	2009	2008
Health care cost trend rate assumed for next fiscal year	9.19%	9.21%
Rate to which the cost trend rate is assumed to decline	5.00%	5.00%
Fiscal year the ultimate trend rate is achieved	2015	2014

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(3)

15. Commitments and Contingencies

General Matters

        The Company has facility, land, vehicle, and equipment leases that expire at various dates through the year 2056. Rental expense under these leases was $153 million, $168 million, and $152 million for fiscal 2009, 2008, and 2007, respectively. At fiscal year end 2009, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2010	$108
Fiscal 2011	76
Fiscal 2012	56
Fiscal 2013	37
Fiscal 2014	32
Thereafter	97

Total	$406

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2009, the Company had commitments to purchase $71 million in fiscal 2010, $4 million in fiscal 2011, and $1 million in fiscal 2012.

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

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among the Company, Tyco International, and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Company's and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, the Company assumed the liability for, and control of, all pending and threatened legal matters at Separation related to the Company's business or assumed or retained liabilities, and will indemnify the other parties for any liability arising out of or resulting from such assumed legal matters. Tyco Electronics remains responsible for 31% of certain potential liabilities that may arise from litigation pending or threatened at Separation that was not allocated to one of the three parties, and Tyco International and Covidien are responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which will be allocated in the manner described above, will be borne equally by Tyco International, Covidien, and the Company.

Tyco International Legal Proceedings

  Securities Class Actions and Settlement

        As previously reported in the Company's periodic filings, prior to the Separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

International, Covidien, and the Company. The Company is responsible for 31% of potential liabilities that may arise upon the resolution of the remaining pending litigation. Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings. A consolidated securities class action complaint was filed in these proceedings and on June 12, 2006, the court entered an order certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." As previously reported, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management, for which the Company was responsible for 31%. All legal contingencies that could have affected the final order entered in the United States District Court for the District of New Hampshire approving the settlement expired on February 21, 2008. As of the opt-out deadline for the settlement, Tyco International received opt-out notices from individuals and entities totaling approximately 4% of the shares owned by class members. A number of these individuals and entities filed actions separately against Tyco International and/or Tyco International, Covidien, and the Company, all of which have been settled subsequently as discussed below. In addition, several cases asserting claims arising under ERISA were filed, all of which have been settled subsequently as discussed below.

        In fiscal 2007, the Company was allocated a charge from Tyco International of $922 million for the class action settlement, for which no tax benefit was available. In addition, in fiscal 2007, the Company was allocated $35 million of income relating to Tyco International's expected recovery of certain costs from insurers. The net charge of $887 million was recorded on the Consolidated and Combined Statement of Operations as pre-Separation litigation charges, net. The portion allocated to the Company was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that was payable to the class. In addition, interest was accrued on the class action settlement liability.

        The finalization of the class action settlement in February 2008 resulted in the extinguishment of the Company's class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Consolidated Balance Sheet in fiscal 2008. The finalization of the settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during fiscal 2008. It did not affect the cash balance on the Consolidated Balance Sheet because the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Settlement of Securities Proceedings Not Covered by the Class Action Settlement

        In fiscal 2008, Tyco International settled securities litigation captioned New Jersey v. Tyco International Ltd., et al. and Ballard v. Tyco International Ltd., et al. for $73 million and $36 million, respectively. Pursuant to the sharing formula in the Separation and Distribution Agreement, the Company recorded charges of $34 million, for which no tax benefit was available, in fiscal 2008. In addition, the Company recorded income of $12 million in fiscal 2008 related to Tyco International's recovery of certain costs from insurers.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        During the first quarter of fiscal 2009, Tyco International, Covidien, and the Company entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. Pursuant to the sharing formula in the Separation and Distribution Agreement, the Company recorded charges of $9 million, for which no tax benefit was available.

        During the second quarter of fiscal 2009, Tyco International, Covidien, and the Company settled opt-out cases with Franklin Mutual Advisers, LLC and related plaintiffs and the Public Employees' Retirement Association of Colorado. Pursuant to the sharing formula, the Company recorded charges of $19 million, for which no tax benefit was available. Additionally, the Company recorded reserves totaling $375 million representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement, including remaining opt-out cases and cases arising under ERISA. As a result, the Company recorded a pre-tax charge in the second quarter of fiscal 2009 of $116 million for its share of the reserves. Upon final settlement of the ERISA cases in the fourth quarter of fiscal 2009, the Company recorded a $25 million tax benefit. There were no tax benefits attributable for the other cases.

        During the third quarter of fiscal 2009, Tyco International, Covidien, and the Company settled five of the remaining opt-out cases for $199 million. Pursuant to the sharing formula, the Company's share of the settlement amounts was $62 million. As the Company had previously established reserves for these opt-out cases during the second quarter of fiscal 2009, the settlements did not impact its Consolidated and Combined Statement of Operations.

        During the fourth quarter of fiscal 2009, Tyco International, Covidien, and the Company settled for a total of $70 million eight consolidated class actions brought under ERISA against Tyco International and certain of its current and former employees, officers and directors. Pursuant to the sharing formula, the Company's share of the settlement amount was $22 million. Also, during the fourth quarter of fiscal 2009, Tyco International, Covidien, and the Company agreed to settle the remaining opt-out case for $2 million. Pursuant to the sharing formula, the Company's share of the settlement amount was $1 million. As the Company had previously established reserves for these consolidated actions and this opt-out case during the second quarter of fiscal 2009, the settlements did not impact its Consolidated and Combined Statement of Operations. Only three of the securities cases remain outstanding.

  Investigations

        As previously reported in the Company's periodic filings, Tyco International and others received various subpoenas and requests from the Securities and Exchange Commission's ("SEC") Division of Enforcement, the U.S. Department of Labor, the General Services Administration, and others seeking the production of documents in connection with various investigations into Tyco International's governance, management, operations, accounting, and related controls prior to the Separation. The Department of Labor is investigating Tyco International and the administrators of certain of its benefit plans. Tyco International has advised the Company that it cannot predict when these investigations will be completed, nor can it predict what the results of these investigations may be. It is possible that Tyco International will be required to pay material fines or suffer other penalties, and pursuant to the liability sharing provisions of the Separation and Distribution Agreement, a portion of such payments

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

may be allocated to the Company. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of these matters. As a result, the Company's share of such potential losses also is not estimable and may have a material adverse effect on the Company's results of operations, financial position, or cash flows.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon Separation, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-Separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled in cash by the Company with respect to unresolved pre-Separation tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-Separation tax matters. If any of the companies responsible for all or a portion of such liabilities

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation.

        Prior to Separation, certain of the Company's subsidiaries filed combined tax returns with Tyco International. Those and other of the Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to Tyco Electronics entities have been recorded on the Consolidated and Combined Financial Statements. In addition, the Company may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated and Combined Financial Statements. See Note 12 for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Consolidated and Combined Financial Statements.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns. In fiscal 2009, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and in connection with these adjustments, the Company recorded a $97 million increase in income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. In fiscal 2008, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and presented to the IRS. As a result, in fiscal 2008, the Company recorded a $225 million decrease in income tax liabilities, a $42 million decrease in deferred tax assets, a $140 million decrease in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, a $57 million increase in the indemnification liability to Tyco International and Covidien, and a $14 million charge to contributed surplus. See Note 12 for additional information regarding the indemnification liability to Tyco International and Covidien.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        As the Company's tax return positions continue to be updated for periods prior to Separation, additional adjustments may be identified and recorded on the Consolidated and Combined Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the Separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued anticipated Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the periods under audit. Tyco International has agreed with the IRS on adjustments totaling $498 million, with an estimated cash impact of $458 million which was paid by Tyco International during fiscal 2007. The Company's portion of this payment was $163 million. It is the Company's understanding that Tyco International has appealed other proposed adjustments totaling approximately $1 billion and is vigorously defending its prior filed tax return positions. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Any penalty imposed would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties.

        It is the Company's understanding that Tyco International has made progress during fiscal 2009 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, the Company recorded a $28 million income tax charge in the fourth quarter of fiscal 2009 to reflect the disallowance of a portion of these deductions. The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004.

        The Company continues to believe that the amounts recorded in its Consolidated and Combined Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to the Company's results of operations, financial position, or cash flows.

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2009, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $13 million to $26 million. As of fiscal year end 2009, the Company concluded that the best estimate within this range is approximately $16 million, of which $5 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $16 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Matters Related to the Company's Former Wireless Systems Business

        Certain liabilities and contingencies related to the Company's former Wireless Systems business were retained by the Company when this business was sold in the third quarter of fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 5 for additional information regarding the divestiture of the Wireless Systems business.

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

        On February 13, 2009, the Company filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On September 25, 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. On November 16, 2009, the State filed an answer to the complaint and counterclaim. The counterclaim asserts a claim for breach of contract and alleges that the State has incurred damages in excess of $275 million. The Company believes that the counterclaim is without merit and intends to vigorously pursue its claims in this matter. The parties are now proceeding with discovery.

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in income (loss) from discontinued operations on the Consolidated and Combined Statement of Operations as a result of the Company's sale of the Wireless Systems business. See Note 5 for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

Consolidated Balance Sheet. The Company has not recognized any revenue related to the lease contract.

  Com-Net

        At September 25, 2009, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Consolidated and Combined Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

16. Fair Value Measurements

        The Company adopted ASC 820 (Fair Value Measurements and Disclosures) on September 27, 2008. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company will adopt the provisions of ASC 820 for nonfinancial assets and liabilities in fiscal 2010; adoption will not have a material impact on the Company's results of operations, financial position, or cash flows.

        ASC 820 specifies a fair value hierarchy based upon the observability of the inputs utilized in the valuation. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with ASC 820, fair value measurements are classified under the following hierarchy:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

        The adoption of the fair value provisions of ASC 820 had no effect on the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

        Assets and liabilities recorded at fair value were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value at September 25, 2009
Description	Level 1	Level 2	Level 3
	(in millions)
Assets:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	3	—	3
Rabbi trust assets	76	—	—	76

Total assets at fair value	$77	$3	$—	$80

Liabilities:
Foreign currency contracts	$—	$4	$—	$4

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

17. Related Party Transactions

  Trade Activity

        Prior to Separation, the Company sold certain of its manufactured products consisting primarily of connectors and cable assemblies to Tyco International and its affiliates, at prices which approximated fair value. Sales to Tyco International and its affiliates, which are included in net sales on the Consolidated and Combined Statements of Operations, were $60 million during the first nine months of fiscal 2007.

  Debt Related Allocations

        The Company was allocated a portion of Tyco International's net interest expense and loss on retirement of debt in fiscal 2007. See Note 11 for further information regarding these allocations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

17. Related Party Transactions (Continued)

  Allocated Expenses

        In fiscal 2007, the Company was allocated a net charge from Tyco International of $887 million related to the class action settlement. See Note 15 for further information regarding the class action settlement.

        Prior to Separation, the Company was allocated general corporate overhead expenses from Tyco International for corporate-related functions based on a pro-rata percentage of Tyco International's consolidated net revenue. General corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources, and risk management functions. During fiscal 2007, the Company was allocated $152 million of general corporate overhead expenses incurred by Tyco International, which are included within selling, general, and administrative expenses on the Consolidated and Combined Statement of Operations.

        As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses and net class action settlement costs from Tyco International were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company had it been operating as an independent, publicly-traded company during the period prior to Separation.

  Transactions with Tyco Electronics' and Tyco International's Directors

        During fiscal 2009, 2008, and 2007, the Company engaged in commercial transactions in the normal course of business with companies where Tyco Electronics' directors were employed and served as officers. Purchases from and sales to such companies were not material during each of these periods. In addition, during the period prior to the Separation in fiscal 2007, the Company engaged in commercial transactions in the normal course of business with companies where Tyco International's directors were employed and served as officers. Tyco Electronics' purchases from and sales to such companies were not material in pre-Separation fiscal 2007.

18. Income Taxes

        The Company's operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which its operations are conducted and income and loss from operations is subject to taxation. In fiscal 2009, the Company changed its place of incorporation from Bermuda to Switzerland. The Company does not expect the change to materially impact its tax provision or cash tax burden.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        Significant components of the income tax provision (benefit) for fiscal 2009, 2008, and 2007 were as follows:

	Fiscal
	2009	2008	2007
	(in millions)
Current:
United States:
Federal	$(92)	$132	$45
State	(16)	(20)	—
Non-U.S.	115	264	276

Current income tax provision (benefit)	7	376	321

Deferred:
United States:
Federal	(490)	116	151
State	(12)	34	(9)
Non-U.S.	(81)	14	2

Deferred income tax provision (benefit)	(583)	164	144

	$(576)	$540	$465

        The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes and minority interest for 2009, 2008, and 2007 were as follows:

	Fiscal
	2009	2008	2007
	(in millions)
U.S.	$(3,813)	$271	$282
Non-U.S.	143	1,801	(25)

Income (loss) from continuing operations before income taxes and minority interest	$(3,670)	$2,072	$257

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision (benefit) for income taxes on continuing operations for fiscal 2009, 2008, and 2007 was as follows:

	Fiscal
	2009	2008	2007
	(in millions)
Notional U.S. federal income tax expense (benefit) at the statutory rate	$(1,285)	$725	$90
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	(18)	2	(5)
Other (income) expense—Tax Sharing Agreement	24	(198)	(5)
Class action settlement	26	8	312
Divestitures and impairments	734	21	—
Proposed adjustments to prior year tax returns	—	(4)	9
Tax law changes	(21)	5	(11)
Tax credits	(19)	(8)	(6)
Non-U.S. net earnings(1)	(127)	(121)	(99)
Nondeductible charges	6	10	5
Change in accrued income tax liabilities	48	100	53
Allocated loss (gain) on retirement of debt	(7)	—	81
Valuation allowance	48	23	26
Adjustment to tax account balances	—	(33)	—
Other	15	10	15

Provision (benefit) for income taxes	$(576)	$540	$465

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The tax provision for fiscal 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a partial tax benefit of $523 million was recorded, a $28 million charge related to the settlement of a tax matter (see Note 15 for additional information), a $144 million pre-tax charge related to pre-Separation securities litigation for which a partial tax benefit of $25 million was recorded, and a $24 million detriment related to a $68 million pre-tax expense recognized pursuant to the Company's Tax Sharing Agreement with Tyco International and Covidien. See Notes 15 and 19 for additional information regarding the Tax Sharing Agreement. Additionally, the fiscal 2009 tax provision included adjustments related to prior years tax returns, including a $49 million tax benefit, as discussed below. The $49 million tax benefit is reflected in change in accrued income tax liabilities in fiscal 2009 in the reconciliation above.

        During fiscal 2009, in connection with the IRS examination of the Company's 2001 through 2004 U.S. federal income tax returns, certain favorable adjustments were identified and presented to the IRS. These adjustments resulted in a net $49 million tax benefit included in the tax provision, a $42 million increase to deferred tax assets, and a $7 million reduction of income tax liabilities. The Company concluded these items were not material to current or prior years financial statements and, accordingly, recorded them during the fourth quarter of fiscal 2009.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The provision for fiscal 2008 includes a benefit of $198 million primarily related to the pre-tax income of $545 million recognized in connection with the adoption of the uncertain tax position provisions of ASC 740, for which no tax was provided. The provision was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain pre-Separation tax issues. In addition, the provision for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2009 and 2008 were as follows:

	Fiscal
	2009	2008
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$292	$273
Tax loss and credit carryforwards	4,131	2,512
Inventories	79	46
Pension and postretirement benefits	301	175
Deferred revenue	20	43
Interest	196	227
Unrecognized tax benefits	413	392
Other	16	23

	5,448	3,691

Deferred tax liabilities:
Intangible assets	(368)	(875)
Property, plant, and equipment	(86)	(94)
Other	(38)	(47)

	(492)	(1,016)

Net deferred tax asset before valuation allowance	4,956	2,675
Valuation allowance	(2,487)	(873)

Net deferred tax asset	$2,469	$1,802

        During fiscal 2009, tax loss and credit carryforwards increased primarily due to tax losses of $1,550 million (tax effected) generated in connection with the write-down of investments in subsidiaries in certain jurisdictions. The valuation allowance was increased by a corresponding amount due to the uncertainty of the future realization of these tax losses.

        At fiscal year end 2009, the Company had approximately $1,447 million of U.S. federal and $181 million of U.S state net operating loss carryforwards (tax effected) which will expire in future years through 2029. In addition, at fiscal year end 2009, the Company had approximately $149 million of U.S. federal tax credit carryforwards, of which $29 million have no expiration and $120 million will expire in future years through 2029, and $31 million of U.S. state tax credits carryforwards which will expire in future years through 2024. The Company also had $84 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2014 at fiscal year end 2009.

        At fiscal year end 2009, the Company had approximately $2,228 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,728 million have no expiration and $500 million will expire in future years through 2023. Also, at fiscal year end 2009, there were $4 million of non-U.S. tax credit carryforwards which will expire in future years through 2023 and $7 million of non-U.S. capital loss carryforwards (tax effected) with no expiration.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The valuation allowance for deferred tax assets of $2,487 million and $873 million at fiscal year end 2009 and 2008, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on its Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2009, approximately $40 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        The calculation of the Company's tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where the Company conducts its operations. Under the uncertain tax position provisions of ASC 740, the Company recognizes liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from the Company's current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If the Company's current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If the Company's current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. Substantially all of these tax liabilities and related interest are recorded in income taxes on the Consolidated Balance Sheet as payment is not expected within one year.

        The Company has provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2010. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 25, 2009, certain subsidiaries had approximately $14 billion of undistributed earnings that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Uncertain Tax Position Provisions of ASC 740

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted the uncertain tax position provisions of ASC 740. In connection with the adoption, the Company recorded a net increase in contingent tax liabilities of $1,197 million, an increase in deferred tax assets of $648 million, and a corresponding decrease in the opening balance of accumulated earnings of $549 million. Furthermore,

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 15 for additional information regarding responsibilities for unresolved pre-Separation tax matters. Tyco International and Covidien are contractually obligated for $531 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of the uncertain tax position provisions of ASC 740. Accordingly, the Company recorded this amount in 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, in connection with the adoption of the uncertain tax position provisions of ASC 740, the Company reassessed and decreased its guarantee liabilities pursuant to ASC 460 liability to Tyco International and Covidien and recorded $14 million of other income. See Note 12 for additional information regarding the Company's indemnifications under the Tax Sharing Agreement. These adjustments are summarized in the following table:

  Adoption of Uncertain Tax Position Provisions of ASC 740 and Related Tax Sharing Agreement Income:

	Adjustment to Opening Balance of Accumulated Earnings	Tax Sharing Income
	(in millions)
Contingent tax liabilities	$(1,197)	$531
Deferred tax assets	648	—
Guarantee liabilities pursuant to ASC 460	—	14

	$(549)	$545

        As of September 25, 2009, the Company had total unrecognized tax benefits of $1,799 million. If recognized in future periods, $1,732 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. Of the remaining currently unrecognized tax benefits, $10 million is associated with discontinued operations. As of September 26, 2008, the Company had total unrecognized tax benefits of $2,009 million. If recognized in future periods, $1,773 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. Of the remaining currently unrecognized tax benefits, $57 million is associated with discontinued operations. The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Fiscal
	2009	2008
	(in millions)
Balance at beginning of fiscal year	$2,009	$1,906
Adjustments to beginning balance	—	123
Additions related to prior periods tax positions	57	259
Reductions related to prior periods tax positions	(292)	(312)
Additions related to current period tax positions	29	42
Settlements	(2)	(1)
Reductions due to lapse of applicable statute of limitations	(2)	(8)

Balance at end of fiscal year	$1,799	$2,009

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 25, 2009, the Company had recorded $1,215 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet of which $1,214 million was recorded in income taxes and $1 million was recorded in accrued and other current liabilities. During fiscal 2009 and 2008, the Company recognized $82 million and $115 million, respectively, of interest and penalties on the Consolidated and Combined Statements of Operations. As of September 26, 2008, the balance of accrued interest and penalties was $1,110 million of which $1,106 million was recorded in income taxes and $4 million was recorded in accrued and other current liabilities.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 15 for additional information regarding the status of IRS examinations.

        The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 4 years. Various state and local income tax returns are currently in the process of examination or administrative appeal.

        The Company's non-U.S. subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years. Various non-U.S. subsidiary income tax returns are currently in the process of examination by taxing authorities.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        As of September 25, 2009, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2006 through 2009
Brazil	2004 through 2009
Canada	2002 through 2009
China	1999 through 2009
Czech Republic	2006 through 2009
France	2007 through 2009
Germany	2003 through 2009
Hong Kong	2003 through 2009
India	2001 through 2009
Italy	2004 through 2009
Japan	2003 through 2009
Korea	2004 through 2009
Luxembourg	2004 through 2009
Netherlands	2006 through 2009
Portugal	2006 through 2009
Singapore	2000 through 2009
Spain	2004 through 2009
Switzerland	2008 through 2009
United Kingdom	2007 through 2009
United States, federal and state and local	1994 through 2009

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International has made progress during fiscal 2009 towards resolving with the IRS certain disputed tax adjustments related to Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on these matters within the next twelve months. However, the ultimate resolution is uncertain and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Consolidated Balance Sheet as of September 25, 2009.

        The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Consolidated Balance Sheet as of September 25, 2009.

19. Other Income (Expense), Net

        In fiscal 2009, the Company recorded net other expense of $48 million, consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, a $22 million gain on the retirement of debt, and $2 million of unrealized losses on rabbi trust assets. The $68 million of expense is attributable to a net reduction of an indemnification asset primarily as a

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

19. Other Income (Expense), Net (Continued)

result of the settlement of various matters with the IRS. See Note 15 for further information regarding the Tax Sharing Agreement. See Note 11 for additional information regarding the gain on retirement of debt.

        In fiscal 2008, the Company recorded other income of $567 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $545 million ($1.13 for basic earnings per share and $1.12 for diluted earnings per share in fiscal 2008) related to certain incremental tax liabilities recorded by the Company in connection with the adoption of the uncertain tax position provisions of ASC 740. See Note 18 for additional information regarding the adoption of the uncertain tax position provisions of ASC 740.

        Net other expense of $219 million in fiscal 2007 includes an allocation from Tyco International of $232 million for loss on retirement of debt. See Note 11 for additional information. Additionally, in fiscal 2007, the Company recorded other income of $13 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

20. Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the Company's net income (loss) divided by the basic weighted-average number of common shares outstanding. The computation of diluted earnings (loss) per share is based on the Company's net income (loss) divided by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	Fiscal
	2009	2008	2007
	(in millions)
Weighted-average shares outstanding:
Basic	459	483	497
Share options and restricted share awards	—	3	—

Diluted	459	486	497

        For fiscal 2009, 2008, and 2007, certain share options were not included in the computation of diluted earnings (loss) per share because the underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings (loss) per share totaled 20 million, 21 million, and 20 million as of September 25, 2009, September 26, 2008, and September 28, 2007, respectively.

        For fiscal 2009 and 2007, non-vested restricted share awards and options to purchase Tyco Electronics' common shares with the underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share as inclusion of these securities would have been antidilutive. Such shares not included in the computation of diluted loss per share totaled 1 million and 3 million as of September 25, 2009 and September 28, 2007, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

21. Equity

  Change of Domicile

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

  Common Shares

        As a result of the adoption of the Company's new articles of association in connection with the Change of Domicile but prior to the distribution to shareholders discussed under "Distributions to Shareholders" below, the Company's ordinary share capital was $1,124 million with 468 million registered common shares and a par value of CHF 2.60 (or $2.40 based on an exchange rate in effect on June 22, 2009). Subject to certain conditions specified in the articles of association, the shareholders have authorized the Company's board of directors to increase the Company's share capital (the value, in CHF, of authorized shares multiplied by the par value), by issuing up to 234 million conditional shares and up to 234 million authorized shares (until June 22, 2011). Although the Company states its par value in Swiss Francs, it continues to use the U.S. Dollar as its reporting currency for preparing its Consolidated and Combined Financial Statements.

  Common Shares Held in Treasury

        During the fourth quarter of fiscal 2009, the Company transferred 10 million common shares held in treasury to a subsidiary. Shares held by the subsidiary continue to be presented as treasury shares on the Consolidated Balance Sheet.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

21. Equity (Continued)

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

        On June 22, 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.17 per share. During the quarter ended September 25, 2009, the distribution was paid in U.S. Dollars at a rate of $0.16 per share. This capital reduction reduced the par value of the Company's common shares from CHF 2.60 (equivalent to $2.40) to CHF 2.43 (equivalent to $2.24).

        Upon approval by the shareholders of the cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. There were no unpaid dividends and distributions to shareholders as of September 25, 2009. Dividends declared but not paid were recorded in accrued and other current liabilities on the Consolidated Balance Sheet at September 26, 2008.

  Share Repurchase Program

        During fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million under its share repurchase program. Also, during fiscal 2009, the Company settled purchases of $27 million of its common shares which occurred prior to the end of fiscal 2008. In fiscal 2008, the Company repurchased approximately 37 million common shares for $1,269 million under this program, of which $1,242 million was paid as of September 26, 2008. No common shares were repurchased under this program in fiscal 2007. Since inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 43 million shares for $1,394 million.

  Parent Company Investment and Separation Related Equity Adjustments

        For the period prior to June 29, 2007, Tyco International's investment in the electronics businesses is shown as parent company investment on the Consolidated and Combined Financial Statements. Parent company investment represents the historical investment of capital into the Company, the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

21. Equity (Continued)

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

        During fiscal 2007, the Company assumed $1,091 million of contingent tax liabilities from Tyco International and recorded a related receivable of $844 million from Tyco International and Covidien to reflect the 69% indemnification granted by each. These items were recorded as adjustments to contributed surplus on the Consolidated and Combined Financial Statements. Certain adjustments were made to those amounts assumed on Separation in periods subsequent to fiscal 2007.

22. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	Currency Translation(1)	Unrealized Gain (Loss) on Securities	Unrecognized Pension and Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 29, 2006	$899	$1	$(230)	$—	$670
Pre-tax current period change	453	—	319	(53)	719
Income tax expense	—	—	(112)	—	(112)

	1,352	1	(23)	(53)	1,277
Adoption of funded status recognition provisions of ASC 715:
Pre-tax current period change	—	—	(347)	—	(347)
Income tax benefit	—	—	122	—	122

Total	—	—	(225)	—	(225)

Balance at September 28, 2007	1,352	1	(248)	(53)	1,052
Pre-tax current period change	(22)	—	(159)	8	(173)
Income tax (expense) benefit	—	(1)	52	(1)	50

Balance at September 26, 2008	1,330	—	(355)	(46)	929

Pre-tax current period change	(206)	—	(416)	11	(611)
Income tax benefit	—	—	137	—	137

Balance at September 25, 2009	$1,124	$—	$(634)	$(35)	$455

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Share Plans

        All equity awards (restricted share awards and share options) granted by the Company subsequent to Separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"). The 2007 Plan is administered by the Management Development and Compensation Committee of the board of directors of Tyco Electronics, which consists exclusively of independent directors of Tyco Electronics and provides for the award of share options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards"). The 2007 Plan provides for a maximum of 25 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. The 2007 Plan allows for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards. As of September 25, 2009, the Company had 10 million shares available under the 2007 Plan.

        Prior to the Separation on June 29, 2007, all equity awards held by Company employees were granted by Tyco International under the Tyco International Ltd. 2004 Stock and Incentive Plan or other Tyco International equity incentive plans. Based on the grant date, type of award, and employing company, awards converted from Tyco International to Tyco Electronics awards in different manners. As a result of the conversion, all Tyco Electronics restricted share awards granted to employees of Tyco International and Covidien are fully vested. Approximately 4 million vested options to purchase common shares of the Company are held by current or former employees of Tyco International and Covidien. All share option award conversions were done in accordance with Sections 409A and 424 of the Code.

  Restricted Share Awards

        Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may lapse, depending on the terms and conditions of the particular grant. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. For grants that vest based on certain specified performance criteria, the fair market value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair market value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the market value of the Company's shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the Management Development and Compensation Committee, or upon attainment of various levels of performance that equal or exceed targeted levels, if applicable. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

        Restricted share award activity for grants as of fiscal year end 2009 and changes during the year then ended is presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 26, 2008	3,328,270	$36.97
Granted	2,938,062	14.30
Vested	(1,409,434)	35.45
Forfeited	(604,708)	23.00

Non-vested at September 25, 2009	4,252,190	$23.80

        The weighted-average grant-date fair value of Tyco Electronics restricted share awards granted during fiscal 2009, 2008, and 2007 were $14.30, $33.94, and $39.69, respectively. The weighted-average grant-date fair value of Tyco International restricted share awards granted to Tyco Electronics employees during pre-Separation fiscal 2007 was $30.34.

        As of fiscal year end 2009, there was $57 million of total unrecognized compensation cost related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

  Deferred Stock Units

        Deferred Stock Units ("DSUs") are notional units that are tied to the value of Tyco Electronics common shares with distribution deferred until termination of employment. Distribution, when made, will be in the form of actual shares. Similar to restricted share grants that vest through the passage of time, the fair value of DSUs is determined based on the market value of the Company's shares on the grant date and is amortized to expense over the vesting period. Recipients of DSUs do not have the right to vote such shares and do not have the right to receive cash dividends. However, they have the right to receive dividend equivalents, which are delivered at the same time as the underlying DSUs. Conditions of vesting are determined at the time of grant. As of fiscal year end 2009 and 2008, 111,138 and 53,295 vested but undistributed DSUs were outstanding, respectively. The grant-date fair value of vested but undistributed DSU grants was expensed immediately, is included in the total share-based compensation cost referred to below, and was not significant during fiscal 2009, fiscal 2008, and post-Separation fiscal 2007. There were no DSUs issued prior to Separation.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

        Share option activity for grants as of fiscal year end 2009 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 26, 2008	25,465,020	$43.81
Granted	4,260,100	14.44
Exercised	(62,551)	16.48
Expired	(3,384,433)	51.77
Forfeited	(643,041)	29.45

Outstanding at September 25, 2009	25,635,095	$38.30	4.6	$48

Vested and non-vested expected to vest at September 25, 2009	24,949,666	$38.73	4.6	$45
Exercisable at September 25, 2009	19,485,960	$43.26	3.3	$16

        The conversion of Tyco International share option awards into Tyco Electronics share option awards at Separation was considered a modification of an award in accordance with ASC 718. As a result, the Company compared the fair value of the award immediately prior to the Separation to the fair value immediately after the Separation to measure incremental compensation cost. The conversion resulted in an increase in the fair value of the awards of $13 million. Of that amount, the Company recorded non-cash compensation expense of $1 million, $1 million, and $11 million in selling, general, and administrative and separation costs on the Consolidated and Combined Statements of Operations for fiscal 2009, 2008, and 2007, respectively.

        As of fiscal year end 2009, there was $29 million of total unrecognized compensation cost related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.3 years.

  Share-Based Compensation

        Share-based compensation cost during fiscal 2009, 2008, and 2007 totaled $53 million, $62 million, and $100 million, respectively, of which $51 million, $56 million, and $89 million, respectively, have been included on the Consolidated and Combined Statements of Operations within selling, general, and administrative expenses and separation costs. Share-based compensation expense of $2 million, $6 million, and $11 million has been included on the Consolidated and Combined Statements of Operations within income (loss) from discontinued operations, net of tax for fiscal 2009, 2008, and 2007, respectively. The Company has recognized a related tax benefit associated with its share-based compensation arrangements of $13 million, $17 million, and $27 million in fiscal 2009, 2008, and 2007, respectively.

        The grant-date fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of peers of Tyco

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

Electronics and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend per share was based on Tyco Electronics' expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average grant-date fair value of Tyco Electronics options granted during fiscal 2009, fiscal 2008, and post-Separation fiscal 2007 and the weighted-average assumptions Tyco Electronics used in the Black-Scholes-Merton option pricing model for fiscal 2009, fiscal 2008, and post-Separation fiscal 2007 were as follows:

	Fiscal
	2009	2008	2007
Weighted-average grant-date fair value	$3.54	$8.87	$12.34
Assumptions:
Expected share price volatility	39%	30%	30%
Risk free interest rate	2.4%	3.2%	4.9%
Expected annual dividend per share	$0.64	$0.59	$0.56
Expected life of options (years)	5.0	5.0	5.2

        The weighted-average grant-date fair values of Tyco International options granted to Tyco Electronics employees during pre-Separation fiscal 2007 and the weighted-average assumptions Tyco International used in the Black-Scholes-Merton option pricing model for pre-Separation fiscal 2007 were as follows:

Fiscal 2007
Weighted-average grant-date fair value	$9.52
Assumptions:
Expected share price volatility	32%
Risk free interest rate	4.3%
Expected annual dividend per share	$0.64
Expected life of options (years)	4.9

        The total intrinsic value of Tyco Electronics options exercised during fiscal 2009 was insignificant. The total intrinsic value of Tyco Electronics options exercised during fiscal 2008 and post-Separation fiscal 2007 were $39 million and $7 million, respectively. The total cash received by the Company related to the exercise of options totaled $1 million, $54 million, and $13 million in fiscal 2009, fiscal 2008, and post-Separation fiscal 2007, respectively. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2009, 2008, and 2007 on the Consolidated and Combined Statements of Cash Flows was not significant.

        The total intrinsic value of Tyco International options exercised by Tyco Electronics employees during pre-Separation fiscal 2007 was $48 million.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

  Employee Stock Purchase Plans

        The Company also maintains employee stock purchase plans for the benefit of employees of certain qualified U.S. and non-U.S. subsidiaries. The terms of these plans provide employees the right to purchase shares of the Company's stock at a stated price and receive certain tax benefits. The significant plans are discussed below.

        Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in the Tyco Electronics Ltd. Employee Stock Purchase Plan (the "ESP Plan"). Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction on the first $40,000 of payroll deductions. All common shares purchased under the ESP Plan are purchased from a subsidiary of the Company. Participation in the ESP Plan began in December 2007. The Company incurred $1 million in matching contribution expense in both fiscal 2009 and 2008.

        Substantially all full-time employees of the Company's United Kingdom subsidiaries are eligible to participate in the Tyco Electronics Ltd. Savings Related Share Plan (the "UK SAYE Plan"). Under the UK SAYE Plan, eligible employees are granted options to purchase shares at the end of three years of service at 85% of the market price at the time of grant. Options under the UK SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. Participation in the UK SAYE Plan began in February 2008. As of fiscal year end 2009 and 2008, 206,614 and 123,818 non-vested options are outstanding under the UK SAYE Plan, respectively; there are no vested options outstanding. Non-cash compensation expense related to the UK SAYE Plan, which is included in the total share-based compensation cost referred to above, was not significant in fiscal 2009 and 2008.

24. Segment and Geographic Data

        The Company operates through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Undersea Telecommunications. See Note 1 for a description of the segments in which the Company operates. The Company aggregates its operating segments into reportable segments based upon the Company's internal business structure. Segment information has been revised to reflect the Company's current segment reporting structure. Prior period segment results have been reclassified to conform to the current presentation.

        The Company sold its Wireless Systems business in May 2009. This business has been reclassified as discontinued operations on the Consolidated and Combined Financial Statements. See Note 5 for additional information regarding discontinued operations and the divestiture of the Wireless Systems business. Prior to reclassification to held for sale and discontinued operations, this business was reported as the Company's former Wireless Systems segment.

        Effective January 1, 2009, the Company established the Specialty Products Group from its existing businesses. The results of this new organization are reported as a separate reporting segment on the Consolidated and Combined Financial Statements. This new segment is comprised of the Aerospace, Defense, and Marine; Touch Systems; Medical; and Circuit Protection businesses which were formerly reported in the Electronic Components segment.

        Segment performance is evaluated based on net sales and operating income. Generally, the Company considers all expenses to be of an operating nature, and, accordingly, allocates them to each

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Segment and Geographic Data (Continued)

reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Pre-Separation litigation charges and separation costs were not allocated to the segments. Intersegment sales are not material and are recorded at selling prices that approximate market prices. Corporate assets are allocated to the segments based on segment assets.

        Net sales and operating income (loss) by business segment are presented in the following table for fiscal 2009, 2008, and 2007:

	Net Sales			Operating Income (Loss)
	Fiscal			Fiscal
	2009	2008	2007	2009		2008		2007
	(in millions)
Electronic Components	$5,961	$9,277	$8,531	$(3,716	)(1)	$978	(2)	$1,063
Network Solutions	1,719	2,162	1,897	133		251		229
Specialty Products	1,415	1,769	1,581	34	(1)	296		258
Undersea Telecommunications	1,161	1,165	565	219		160		36
Pre-Separation litigation charges, net and separation costs	—	—	—	(144)		(22)		(931)

Total	$10,256	$14,373	$12,574	$(3,474)		$1,663		$655

(1)
The Electronic Components and Specialty Products segments recorded charges of $3,435 million and $112 million, respectively, related to the impairment of goodwill in fiscal 2009. See Note 8 for additional information regarding the impairment of goodwill.

(2)
Includes goodwill impairment of $103 million in fiscal 2008. See Note 8 for additional information regarding the impairment of goodwill.

        No single customer accounted for more than 10% of net sales in fiscal 2009, 2008, or 2007.

        As the Company is not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures for fiscal 2009, 2008, and 2007 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2009	2008	2007	2009	2008	2007
	(in millions)
Electronic Components	$417	$438	$419	$257	$479	$472
Network Solutions	48	48	33	31	66	52
Specialty Products	23	28	22	29	51	51
Undersea Telecommunications	27	25	22	11	14	288	(1)

Total	$515	$539	$496	$328	$610	$863

(1)
Includes $280 million related to the Company's exercise of its option to buy five cable-laying sea vessels in fiscal 2007.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

24. Segment and Geographic Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2009, 2008, and 2007 were as follows:

	Segment Assets
	Fiscal
	2009	2008	2007
	(in millions)
Electronic Components	$4,340	$5,578	$5,438
Network Solutions	929	1,139	1,027
Specialty Products	624	786	688
Undersea Telecommunications	628	654	511

Total segment assets(1)	6,521	8,157	7,664
Other current assets	2,169	2,820	6,112
Non-current assets	7,530	10,623	9,912

Total assets	$16,220	$21,600	$23,688

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

        Net sales by geographic region for fiscal 2009, 2008, and 2007 and net property, plant, and equipment by geographic area at fiscal year end 2009, 2008, and 2007 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2009	2008	2007	2009	2008	2007
	(in millions)
Americas:
United States	$3,373	$4,208	$3,604	$842	$923	$934
Other Americas	421	592	475	48	45	51

Total Americas	3,794	4,800	4,079	890	968	985

Europe/Middle East/Africa:
Switzerland	2,651	4,197	3,538	78	87	86
Germany	334	488	440	451	458	443
Other Europe/Middle East/Africa	543	830	838	759	856	791

Total Europe/Middle East/Africa	3,528	5,515	4,816	1,288	1,401	1,320

Asia-Pacific:
China	1,407	1,815	1,604	356	388	343
Other Asia-Pacific	1,527	2,243	2,075	577	585	583

Total Asia-Pacific	2,934	4,058	3,679	933	973	926

Total	$10,256	$14,373	$12,574	$3,111	$3,342	$3,231

(1)
Net sales from external customers is attributed to individual countries based on the legal entity that records the sale.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended September 25, 2009 and September 26, 2008 were as follows:

	Fiscal 2009				Fiscal 2008
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	First Quarter(5)	Second Quarter(6)	Third Quarter(7)	Fourth Quarter(8)
	(in millions, except per share data)
Net sales	$2,713	$2,337	$2,508	$2,698	$3,466	$3,549	$3,782	$3,576
Gross income(9)	724	534	587	691	998	1,068	1,099	1,008
Income (loss) from continuing operations	30	(3,239)	26	83	862	292	285	88
Income (loss) from discontinued operations, net of income taxes	(67)	1	(100)	10	87	9	45	114
Net income (loss)	(37)	(3,238)	(74)	93	949	301	330	202
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.07	$(7.07)	$0.06	$0.18	$1.74	$0.60	$0.60	$0.19
Income (loss) from discontinued operations, net of income taxes	(0.15)	—	(0.22)	0.02	0.17	0.02	0.09	0.24
Net income (loss)	(0.08)	(7.07)	(0.16)	0.20	1.91	0.62	0.69	0.43
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.07	$(7.07)	$0.06	$0.18	$1.73	$0.60	$0.59	$0.19
Income (loss) from discontinued operations, net of income taxes	(0.15)	—	(0.22)	0.02	0.17	0.02	0.09	0.24
Net income (loss)	(0.08)	(7.07)	(0.16)	0.20	1.90	0.62	0.68	0.43
Weighted-average number of shares outstanding:
Basic	459	458	458	459	496	486	478	470
Diluted	461	458	459	461	499	489	482	473

(1)
Income from continuing operations for the first quarter of fiscal 2009 includes $77 million of net restructuring and other charges. Net loss for the first quarter of fiscal 2009 includes $67 million of loss, net of income taxes, from discontinued operations.

(2)
Loss from continuing operations for the second quarter of fiscal 2009 includes $135 million of pre-Separation litigation charges, $189 million of net restructuring and other charges, and $3,547 million of goodwill impairment charges.

(3)
Income from continuing operations for the third quarter of fiscal 2009 includes $63 million of net restructuring and other charges. Net loss for the third quarter of fiscal 2009 includes $100 million of loss, net of income taxes, from discontinued operations.

(4)
Income from continuing operations for the fourth quarter of fiscal 2009 includes $46 million of net restructuring and other charges, a $22 million gain on retirement of debt, other expense of $77 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and a $49 million income tax benefit attributable to adjustments to prior year tax returns. Net income for the fourth quarter of fiscal 2009 includes $10 million of income, net of income taxes, from discontinued operations.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Data (Unaudited) (Continued)

(5)
Income from continuing operations for the first quarter of fiscal 2008 includes $21 million of net restructuring and other charges and $592 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. Net income for the first quarter of fiscal 2008 includes $87 million of income, net of income taxes, from discontinued operations.

(6)
Income from continuing operations for the second quarter of fiscal 2008 includes $23 million of pre-Separation litigation charges, $25 million of net restructuring and other charges, and $13 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. Net income for the second quarter of fiscal 2008 includes $9 million of income, net of income taxes, from discontinued operations.

(7)
Income from continuing operations for the third quarter of fiscal 2008 includes $16 million of net restructuring and other charges. Net income for the third quarter of fiscal 2008 includes $45 million of income, net of income taxes, from discontinued operations.

(8)
Income from continuing operations for the fourth quarter of fiscal 2008 includes $157 million of net restructuring and other charges, $103 million of goodwill impairment charges, $39 million of other expense related to the Tax Sharing Agreement with Tyco International and Covidien, and $33 million of income tax benefit related to the analysis and reconciliation of tax accounts. Net income for the fourth quarter of fiscal 2008 includes $114 million of income, net of income taxes, from discontinued operations.

(9)
During fiscal 2009, the Company reclassified certain expenses on its Consolidated and Combined Statements of Operations. Research, development, and engineering expenses, which were previously classified as cost of sales, are separately presented on the Consolidated and Combined Statements of Operations. Intangible asset amortization expense, which was previously reflected in selling, general, and administrative expenses, is now presented in cost of sales. Also, impairment of long-lived assets which was previously presented in impairment of goodwill and long-lived assets is now reflected in restructuring and other charges, net. These expenses were as follows during the quarters of fiscal 2009 and 2008:

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Research, development, and engineering expenses	$144	$131	$130	$131	$141	$145	$152	$155
Intangible asset amortization expense	8	8	7	8	8	8	9	8
Impairment of long-lived assets	—	—	2	12	—	—	—	34

   The reclassifications had no impact on previously reported operating income (loss), net income (loss), or earnings (loss) per share. All prior periods have been reclassified to conform to the current presentation. See Note 1 for additional information regarding the reclassifications.

26. Subsequent Events

        In October 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.17 per share for each of the first and second quarters of fiscal 2010. This capital reduction will reduce the par value of the Company's common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92). The distribution will be paid in U.S. Dollars at a rate of $0.16 per share for each of the first and second quarters of fiscal 2010.

        The Company has evaluated subsequent events through November 18, 2009, the date on which the financial statements were issued.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A.

        In December 2006, prior to the Separation, TEGSA, a 100%-owned subsidiary of Tyco Electronics Ltd., was formed. TEGSA, a Luxembourg company, is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes, Credit Facility, and commercial paper, all of which, including profit sharing notes issued by a subsidiary, are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

Consolidating Statement of Operations

For the Fiscal Year Ended September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,256	$—	$10,256
Cost of sales	—	—	7,720	—	7,720

Gross income	—	—	2,536	—	2,536
Selling, general, and administrative expenses	108	10	1,290	—	1,408
Research, development, and engineering expenses	—	—	536	—	536
Pre-Separation litigation charges, net	74	—	70	—	144
Restructuring and other charges, net	—	—	375	—	375
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(182)	(10)	(3,282)	—	(3,474)
Interest income	—	—	17	—	17
Interest expense	—	(155)	(10)	—	(165)
Other income (expense), net	—	22	(70)	—	(48)
Equity in net loss of subsidiaries	(2,891)	(2,824)	—	5,715	—
Equity in net loss of subsidiaries of discontinued operations	(156)	(156)	—	312	—
Intercompany interest and fees	(27)	76	(49)	—	—

Loss from continuing operations before income taxes and minority interest	(3,256)	(3,047)	(3,394)	6,027	(3,670)
Income tax benefit	—	—	576	—	576
Minority interest	—	—	(6)	—	(6)

Loss from continuing operations	(3,256)	(3,047)	(2,824)	6,027	(3,100)
Loss from discontinued operations, net of income taxes	—	—	(156)	—	(156)

Net loss	$(3,256)	$(3,047)	$(2,980)	$6,027	$(3,256)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Operations

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$14,373	$—	$14,373
Cost of sales	—	—	10,200	—	10,200

Gross income	—	—	4,173	—	4,173
Selling, general, and administrative expenses	41	10	1,522	—	1,573
Research, development, and engineering expenses	—	—	593	—	593
Pre-Separation litigation charges, net	22	—	—	—	22
Restructuring and other charges, net	—	—	219	—	219
Impairment of goodwill	—	—	103	—	103

Operating income (loss)	(63)	(10)	1,736	—	1,663
Interest income	—	—	32	—	32
Interest expense	—	(180)	(10)	—	(190)
Other income, net	—	—	567	—	567
Equity in net income of subsidiaries	1,615	1,721	—	(3,336)	—
Equity in net income of subsidiaries of discontinued operations	255	255	—	(510)	—
Intercompany interest and fees	(25)	84	(59)	—	—

Income from continuing operations before income taxes and minority interest	1,782	1,870	2,266	(3,846)	2,072
Income tax expense	—	—	(540)	—	(540)
Minority interest	—	—	(5)	—	(5)

Income from continuing operations	1,782	1,870	1,721	(3,846)	1,527
Income from discontinued operations, net of income taxes	—	—	255	—	255

Net income	$1,782	$1,870	$1,976	$(3,846)	$1,782

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Operations

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,574	$—	$12,574
Cost of sales	—	—	8,855	—	8,855

Gross income	—	—	3,719	—	3,719
Selling, general, and administrative expenses	27	(34)	1,516	—	1,509
Research, development, and engineering expenses	—	—	532	—	532
Pre-Separation litigation charges, net	887	—	—	—	887
Separation costs	—	—	44	—	44
Restructuring and other charges, net	—	—	92	—	92

Operating income (loss)	(914)	34	1,535	—	655
Interest income	—	11	42	—	53
Interest expense	—	(105)	(127)	—	(232)
Other income (expense), net	—	(232)	13	—	(219)
Equity in net income of subsidiaries	700	885	—	(1,585)	—
Equity in net loss of subsidiaries of discontinued operations	(340)	(340)	—	680	—
Intercompany interest and fees	—	107	(107)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(554)	360	1,356	(905)	257
Income tax expense	—	—	(465)	—	(465)
Minority interest	—	—	(6)	—	(6)

Income (loss) from continuing operations	(554)	360	885	(905)	(214)
Loss from discontinued operations, net of income taxes	—	—	(340)	—	(340)

Net income (loss)	$(554)	$360	$545	$(905)	$(554)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Balance Sheet

As of September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,521	$—	$1,521
Accounts receivable, net	—	—	1,975	—	1,975
Inventories	—	—	1,435	—	1,435
Intercompany receivables	2	—	—	(2)	—
Prepaid expenses and other current assets	75	1	411	—	487
Deferred income taxes	—	—	161	—	161

Total current assets	77	1	5,503	(2)	5,579
Property, plant, and equipment, net	—	—	3,111	—	3,111
Goodwill	—	—	3,160	—	3,160
Intangible assets, net	—	—	407	—	407
Deferred income taxes	—	—	2,518	—	2,518
Investment in subsidiaries	7,055	8,669	—	(15,724)	—
Intercompany loans receivable	10	6,128	5,468	(11,606)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,211	—	1,211
Other assets	—	12	222	—	234

Total Assets	$7,142	$14,810	$21,600	$(27,332)	$16,220

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$101	$—	$101
Accounts payable	2	—	1,066	—	1,068
Accrued and other current liabilities	109	63	1,071	—	1,243
Deferred revenue	—	—	203	—	203
Intercompany payables	—	—	2	(2)	—

Total current liabilities	111	63	2,443	(2)	2,615
Long-term debt	—	2,239	77	—	2,316
Intercompany loans payable	15	5,453	6,138	(11,606)	—
Long-term pension and postretirement liabilities	—	—	1,129	—	1,129
Deferred income taxes	—	—	188	—	188
Income taxes	—	—	2,312	—	2,312
Other liabilities	—	—	634	—	634

Total Liabilities	126	7,755	12,921	(11,608)	9,194

Minority interest	—	—	10	—	10
Equity	7,016	7,055	8,669	(15,724)	7,016

Total Liabilities and Shareholders' Equity	$7,142	$14,810	$21,600	$(27,332)	$16,220

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Balance Sheet

As of September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,090	$—	$1,090
Accounts receivable, net	—	—	2,656	—	2,656
Inventories	—	—	2,159	—	2,159
Intercompany receivables	1	—	23	(24)	—
Prepaid expenses and other current assets	2	86	668	—	756
Deferred income taxes	—	—	204	—	204
Assets held for sale	—	—	770	—	770

Total current assets	3	86	7,570	(24)	7,635
Property, plant, and equipment, net	—	—	3,342	—	3,342
Goodwill	—	—	6,749	—	6,749
Intangible assets, net	—	—	454	—	454
Deferred income taxes	—	—	1,915	—	1,915
Investment in subsidiaries	11,069	12,356	—	(23,425)	—
Investment in subsidiaries of discontinued operations	—	601	—	(601)	—
Intercompany loans receivable	167	6,551	5,500	(12,218)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,218	—	1,218
Other assets	—	21	266	—	287

Total Assets	$11,239	$19,615	$27,014	$(36,268)	$21,600

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$20	$—	$20
Accounts payable	27	—	1,406	—	1,433
Accrued and other current liabilities	83	81	1,394	—	1,558
Deferred revenue	—	—	207	—	207
Intercompany payables	23	—	1	(24)	—
Liabilities held for sale	—	—	169	—	169

Total current liabilities	133	81	3,197	(24)	3,387
Long-term debt	—	2,998	163	—	3,161
Intercompany loans payable	33	5,467	6,718	(12,218)	—
Long-term pension and postretirement liabilities	—	—	721	—	721
Deferred income taxes	—	—	289	—	289
Income taxes	—	—	2,291	—	2,291
Other liabilities	—	—	668	—	668

Total Liabilities	166	8,546	14,047	(12,242)	10,517

Minority interest	—	—	10	—	10
Equity	11,073	11,069	12,957	(24,026)	11,073

Total Liabilities and Shareholders' Equity	$11,239	$19,615	$27,014	$(36,268)	$21,600

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(262)	$40	$1,600	$—	$1,378
Net cash provided by (used in) discontinued operating activities	—	—	(49)	—	(49)

Net cash provided by (used in) operating activities	(262)	40	1,551	—	1,329

Cash Flows From Investing Activities:
Capital expenditures	—	—	(328)	—	(328)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	693	—	693
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	—	17	—	17
Change in intercompany loans	123	409	—	(532)	—
Other	—	—	(1)	—	(1)

Net cash provided by (used in) continuing investing activities	123	409	394	(532)	394
Net cash provided by (used in) discontinued investing activities	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	123	409	391	(532)	391

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Proceeds from long-term debt	—	442	6	—	448
Repayment of long-term debt	—	(583)	(19)	—	(602)
Changes in parent company equity	584	341	(925)	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends and cash distributions to shareholders	(294)	—	—	—	(294)
Proceeds from exercise of share options	1	—	—	—	1
Transfers (to) from discontinued operations	—	—	(56)	—	(56)
Loan borrowing from parent	—	—	(532)	532	—
Minority interest distributions paid	—	—	(5)	—	(5)
Other	—	—	(1)	—	(1)

Net cash provided by (used in) continuing financing activities	139	(449)	(1,532)	532	(1,310)
Net cash provided by (used in) discontinued financing activities	—	—	56	—	56

Net cash provided by (used in) financing activities	139	(449)	(1,476)	532	(1,254)

Effect of currency translation on cash	—	—	(31)	—	(31)
Net increase (decrease) in cash and cash equivalents	—	—	435	—	435
Less: net (increase) decrease in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of fiscal year	—	—	1,090	—	1,090

Cash and cash equivalents at end of fiscal year	$—	$—	$1,521	$—	$1,521

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(649)	$(38)	$1,609	$—	$922
Net cash provided by (used in) discontinued operating activities	—	—	67	—	67

Net cash provided by (used in) operating activities	(649)	(38)	1,676	—	989

Cash Flows From Investing Activities:
Capital expenditures	—	—	(610)	—	(610)
Proceeds from sale of property, plant, and equipment	—	—	42	—	42
Class action settlement escrow	936	—	—	—	936
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	571	—	571
Change in intercompany loans	(222)	159	—	63	—
Other	(8)	—	(21)	—	(29)

Net cash provided by (used in) continuing investing activities	706	159	(18)	63	910
Net cash provided by (used in) discontinued investing activities	—	—	(15)	—	(15)

Net cash provided by (used in) investing activities	706	159	(33)	63	895

Cash Flows From Financing Activities:
Net increase in commercial paper	—	630	—	—	630
Proceeds from long-term debt	—	800	100	—	900
Repayment of long-term debt	—	(1,750)	(1)	—	(1,751)
Changes in parent company equity	1,398	199	(1,597)	—	—
Repurchase of common shares	(1,242)	—	—	—	(1,242)
Payment of common share dividends	(271)	—	—	—	(271)
Proceeds from exercise of share options	54	—	—	—	54
Transfers (to) from discontinued operations	—	—	5	—	5
Loan borrowing from parent	—	—	63	(63)	—
Minority interest distributions paid	—	—	(11)	—	(11)
Other	2	—	(3)	—	(1)

Net cash provided by (used in) continuing financing activities	(59)	(121)	(1,444)	(63)	(1,687)
Net cash provided by (used in) discontinued financing activities	—	—	(52)	—	(52)

Net cash provided by (used in) financing activities	(59)	(121)	(1,496)	(63)	(1,739)

Effect of currency translation on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	(2)	—	148	—	146
Cash and cash equivalents at beginning of fiscal year	2	—	942	—	944

Cash and cash equivalents at end of fiscal year	$—	$—	$1,090	$—	$1,090

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 28, 2007

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(74)	$(264)	$1,785	$—	$1,447
Net cash provided by (used in) discontinued operating activities	—	—	78	—	78

Net cash provided by (used in) operating activities	(74)	(264)	1,863	—	1,525

Cash Flows From Investing Activities:
Capital expenditures	—	—	(863)	—	(863)
Proceeds from sale of property, plant, and equipment	—	—	41	—	41
Class action settlement escrow	(928)	—	—	—	(928)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	227	—	227
Change in intercompany loans	—	2,011	—	(2,011)	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) continuing investing activities	(928)	2,011	(598)	(2,011)	(1,526)
Net cash provided by (used in) discontinued investing activities	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	(928)	2,011	(600)	(2,011)	(1,528)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	5,676	—	—	5,676
Repayment of long-term debt	—	(2,393)	(62)	—	(2,455)
Allocated debt activity	—	(3,743)	—	—	(3,743)
Net transactions with former parent	875	(2,956)	3,193	—	1,112
Changes in parent company equity	129	1,669	(1,798)	—	—
Proceeds from exercise of share options	13	—	—	—	13
Transfers (to) from discontinued operations	—	—	(84)	—	(84)
Loan borrowing from parent	—	—	(2,011)	2,011	—
Minority interest distributions paid	—	—	(7)	—	(7)
Other	(13)	—	5	—	(8)

Net cash provided by (used in) continuing financing activities	1,004	(1,747)	(764)	2,011	504
Net cash provided by (used in) discontinued financing activities	—	—	(73)	—	(73)

Net cash provided by (used in) financing activities	1,004	(1,747)	(837)	2,011	431

Effect of currency translation on cash	—	—	46	—	46
Net increase (decrease) in cash and cash equivalents	2	—	472	—	474
Less: net (increase) decrease in cash and cash equivalents related to discontinued operations	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of fiscal year	—	—	473	—	473

Cash and cash equivalents at end of fiscal year	$2	$—	$942	$—	$944

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

28. Disclosures Required by Swiss Law

        Following the Change of Domicile, the Company became subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

  Personnel Expenses

        Total personnel expenses were $2,931 million and $3,686 million in fiscal 2009 and 2008, respectively.

  Fire Insurance Value

        The fire insurance value of property, plant, and equipment was $10,258 million and $9,778 million at year end fiscal 2009 and 2008, respectively.

  Risk Assessment

        The Company's Board of Directors is responsible for appraising the Company's major risks and overseeing that appropriate risk management and control procedures are in place. The Audit Committee of the Board meets to review and discuss, as determined to be appropriate, with management, the internal auditor, and the independent registered public accountants, the Company's major financial and accounting risk exposures and related policies and practices to assess and control such exposures, and assist the Board in fulfilling its oversight responsibilities regarding the Company's policies and guidelines with respect to risk assessment and risk management.

        The Company's risk assessment process was in place upon Separation from Tyco International and followed by the Board of Directors.

TYCO ELECTRONICS LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 25, 2009, September 26, 2008, and September 28, 2007

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2009
Allowance for Doubtful Accounts Receivable	$40	$22	$—	$(14)	$48
Fiscal 2008
Allowance for Doubtful Accounts Receivable	55	6	(1)	(20)	40
Fiscal 2007
Allowance for Doubtful Accounts Receivable	53	9	4	(11)	55