Form 10-Q
period 2009-12-25
Tyco Electronics Ltd.
filed 2010-01-28
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2009
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

        The number of common shares outstanding as of January 25, 2010 was 459,097,961.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions, except per share data)
Net sales	$2,892	$2,713
Cost of sales	2,051	1,989

Gross margin	841	724
Selling, general, and administrative expenses	368	411
Research, development, and engineering expenses	138	144
Pre-separation litigation charges, net	—	9
Restructuring and other charges, net	66	77

Operating income	269	83
Interest income	4	6
Interest expense	(39)	(42)
Other income (expense), net	8	(1)

Income from continuing operations before income taxes	242	46
Income tax expense	(69)	(14)

Income from continuing operations	173	32
Income (loss) from discontinued operations, net of income taxes	—	(67)

Net income (loss)	173	(35)
Less: net income attributable to noncontrolling interests	(1)	(2)

Net income (loss) attributable to Tyco Electronics Ltd.	$172	$(37)

Amounts attributable to Tyco Electronics Ltd.:
Income from continuing operations	$172	$30
Income (loss) from discontinued operations	—	(67)

Net income (loss)	$172	$(37)

Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income from continuing operations	$0.37	$0.07
Income (loss) from discontinued operations	—	(0.15)

Net income (loss)	$0.37	$(0.08)

Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income from continuing operations	$0.37	$0.07
Income (loss) from discontinued operations	—	(0.15)

Net income (loss)	$0.37	$(0.08)

Weighted-average number of shares outstanding:
Basic	459	459
Diluted	462	461

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 25, 2009	September 25, 2009
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,695	$1,521
Accounts receivable, net of allowance for doubtful accounts of $41 and $48, respectively	2,033	1,975
Inventories	1,458	1,435
Prepaid expenses and other current assets	481	487
Deferred income taxes	153	161

Total current assets	5,820	5,579
Property, plant, and equipment, net	3,008	3,111
Goodwill	3,153	3,160
Intangible assets, net	388	407
Deferred income taxes	2,486	2,518
Receivable from Tyco International Ltd. and Covidien plc	1,198	1,211
Other assets	230	234

Total Assets	$16,283	$16,220

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$101	$101
Accounts payable	1,221	1,068
Accrued and other current liabilities	1,265	1,243
Deferred revenue	174	203

Total current liabilities	2,761	2,615
Long-term debt	2,314	2,316
Long-term pension and postretirement liabilities	1,106	1,129
Deferred income taxes	174	188
Income taxes	2,312	2,312
Other liabilities	609	634

Total Liabilities	9,276	9,194

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 2.26 par value, at December 25, 2009; 468,215,574 shares authorized and issued, CHF 2.43 par value, at September 25, 2009	899	1,049
Contributed surplus	8,116	8,135
Accumulated deficit	(2,102)	(2,274)
Treasury shares, at cost, 9,168,652 and 9,425,172 shares, respectively	(328)	(349)
Accumulated other comprehensive income	413	455

Total Tyco Electronics Ltd. shareholders' equity	6,998	7,016
Noncontrolling interests	9	10

Total Shareholders' Equity	7,007	7,026

Total Liabilities and Shareholders' Equity	$16,283	$16,220

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$173	$(35)
(Income) loss from discontinued operations, net of income taxes	—	67

Income from continuing operations	173	32
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	19	10
Depreciation and amortization	138	127
Deferred income taxes	53	(70)
Provision for losses on accounts receivable and inventories	(5)	27
Other	12	16
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(76)	495
Inventories	(20)	(116)
Inventoried costs on long-term contracts	(20)	(28)
Prepaid expenses and other current assets	27	154
Accounts payable	162	(199)
Accrued and other current liabilities	(97)	(357)
Income taxes	—	22
Deferred revenue	(28)	(52)
Other	(8)	(29)

Net cash provided by continuing operating activities	330	32
Net cash provided by discontinued operating activities	—	1

Net cash provided by operating activities	330	33

Cash Flows From Investing Activities:
Capital expenditures	(76)	(115)
Proceeds from sale of property, plant, and equipment	2	4
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	23
Proceeds from divestiture of business, net of cash retained by business sold	12	—
Other	(2)	(4)

Net cash used in continuing investing activities	(64)	(92)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	(64)	(93)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(400)
Proceeds from long-term debt	—	191
Repayment of long-term debt	—	(19)
Repurchase of common shares	(18)	(152)
Payment of common share dividends and cash distributions to shareholders	(74)	(74)
Other	(1)	(3)

Net cash used in financing activities	(93)	(457)

Effect of currency translation on cash	1	(24)
Net increase (decrease) in cash and cash equivalents	174	(541)
Cash and cash equivalents at beginning of period	1,521	1,090

Cash and cash equivalents at end of period	$1,695	$549

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of Tyco Electronics Ltd. ("Tyco Electronics" or the "Company") have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated and Combined Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2010 and fiscal 2009 are to the Company's fiscal years ending September 24, 2010 and September 25, 2009, respectively.

  Reclassifications

        The Company has reclassified certain items on its Condensed Consolidated Financial Statements to conform to the current year presentation. See additional information regarding the Company's adoption of updates to guidance in Accounting Standards Codification ("ASC") 810, Consolidation, in Note 2.

2. Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance in ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. The Company adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. The Company adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 13 for additional information related to fair value measurements.

        In April 2009 and December 2007, the FASB issued guidance in ASC 805, Business Combinations, addressing the recognition and accounting for identifiable assets acquired, liabilities assumed, and

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Accounting Pronouncements (Continued)

noncontrolling interests in business combinations. The Company adopted the business combination provisions on September 26, 2009. Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In December 2007, the FASB issued updates to guidance in ASC 810 that address the accounting and reporting framework for noncontrolling interests by a parent company. The Company adopted the updates on September 26, 2009. As a result of adopting the presentation requirements related to noncontrolling interests, the Company has retrospectively adjusted its Condensed Consolidated Financial Statements. Adoption of the accounting requirements for noncontrolling interests did not have a material impact on the Company's results of operations, financial position, or cash flows.

3. Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during the quarters ended December 25, 2009 and December 26, 2008:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Restructuring and related charges, net	$51	$77
Loss on divestiture and impairment of long-lived assets	15	—

	$66	$77

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters ended December 25, 2009 and December 26, 2008 were as follows:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Electronic Components	$44	$42
Network Solutions	2	19
Specialty Products	—	14
Undersea Telecommunications	2	3

	48	78
Less: (charges) credits in cost of sales	3	(1)

Restructuring and related charges, net	$51	$77

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters ended December 25, 2009 and December 26, 2008 were as follows:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Cash charges	$44	$68
Non-cash charges	4	10

	48	78
Less: (charges) credits in cost of sales	3	(1)

Restructuring and related charges, net	$51	$77

Cash Charges

        Activity in the Company's restructuring reserves during the first quarter of fiscal 2010 is summarized as follows:

	Balance at September 25, 2009	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at December 25, 2009
	(in millions)
Fiscal 2010 Actions:
Employee severance	$—	$32	$—	$—	$(1)	$31
Facility exit costs	—	7	—	—	7 (1)	14
Other	—	1	—	—	—	1

Total	—	40	—	—	6	46

Fiscal 2009 Actions:
Employee severance	116	—	(36)	(2)	(2)	76
Facility exit costs	3	1	(1)	—	—	3
Other	1	2	(3)	—	—	—

Total	120	3	(40)	(2)	(2)	79

Pre-Fiscal 2009 Actions:
Employee severance	91	1	(21)	(1)	(1)	69
Facilities exit costs	51	3	(4)	(1)	2	51
Other	8	1	(2)	—	—	7

Total	150	5	(27)	(2)	1	127

Total Activity	$270	$48	$(67)	$(4)	$5	$252

(1)
Reclassification of $7 million lease obligation from other reserves to restructuring reserves.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Electronic Components segment. In connection with these actions, during the quarter ended December 25, 2009, the Company recorded restructuring charges of $40 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $3 million relating to these initiated actions by completion.

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during the quarters ended December 25, 2009 and December 26, 2008, respectively, the Company recorded net restructuring charges of $1 million and $55 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $15 million relating to these initiated actions by completion.

  Pre-Fiscal 2009 Actions

        During the quarters ended December 25, 2009 and December 26, 2008, the Company recorded net restructuring charges of $3 million and $13 million, respectively, related to pre-fiscal 2009 actions. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $9 million relating to these actions by completion.

Restructuring and Related Non-Cash Charges

        During the quarters ended December 25, 2009 and December 26, 2008, the Company recorded non-cash charges of $4 million and $10 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	December 25, 2009	September 25, 2009
	(in millions)
Electronic Components	$170	$186
Network Solutions	25	27
Specialty Products	9	9
Undersea Telecommunications	48	48

Restructuring reserves	$252	$270

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	December 25, 2009	September 25, 2009
	(in millions)
Accrued and other current liabilities	$209	$231
Other liabilities	43	39

Restructuring reserves	$252	$270

Loss on Divestiture and Impairment of Long-Lived Assets

        In the first quarter of fiscal 2010, in connection with the anticipated sale of the Dulmison connectors and fittings product line, the Company recorded an impairment charge of $12 million related to long-lived assets. In December 2009, the Company completed the sale of the product line which was part of the Company's energy business in the Network Solutions segment. The product line was sold for net cash proceeds of $12 million, subject to a final working capital adjustment. The divestiture resulted in a pre-tax loss on sale of $3 million.

        The loss on sale and the impairment charge are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. The Company has presented the loss on sale, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

4. Discontinued Operations

        In May 2009, the Company completed the sale of its Wireless Systems business. This business met the held for sale and discontinued operations criteria and has been included in discontinued operations in fiscal 2009. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems business was a component of the former Wireless Systems segment.

        The following table reflects net sales, pre-tax loss from discontinued operations, and income taxes for the quarter ended December 26, 2008; there were no such amounts for the quarter ended December 25, 2009:

For the Quarter Ended December 26, 2008
(in millions)
Net sales	$96

Pre-tax loss from discontinued operations	$(104)
Income tax benefit	37

Loss from discontinued operations, net of income taxes	$(67)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations (Continued)

        Pre-tax loss from discontinued operations for the quarter ended December 26, 2008 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 11 for additional information regarding the State of New York contract.

5. Inventories

        Inventories consisted of the following:

	December 25, 2009	September 25, 2009
	(in millions)
Raw materials	$260	$253
Work in progress	461	439
Finished goods	598	624
Inventoried costs on long-term contracts	139	119

Inventories	$1,458	$1,435

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Specialty Products	Total
	(in millions)
Balance at September 25, 2009	$1,413	$847	$900	$3,160
Currency translation	(3)	(2)	(2)	(7)

Balance at December 25, 2009	$1,410	$845	$898	$3,153

7. Intangible Assets, Net

        The Company's intangible assets were as follows:

	December 25, 2009				September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$707	$(332)	$375	24 years	$724	$(330)	$394	24 years
Other	17	(4)	13	50 years	17	(4)	13	50 years

Total	$724	$(336)	$388	25 years	$741	$(334)	$407	25 years

        Intangible asset amortization expense was $8 million for the quarters ended December 25, 2009 and December 26, 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2010	$22
Fiscal 2011	29
Fiscal 2012	28
Fiscal 2013	27
Fiscal 2014	27
Fiscal 2015	27
Thereafter	228

$388

8. Debt

        Debt was as follows:

	December 25, 2009	September 25, 2009
	(in millions)
6.00% senior notes due 2012(1)	$720	$720
5.95% senior notes due 2014(1)	300	300
6.55% senior notes due 2017(1)	743	744
7.125% senior notes due 2037(1)	475	475
Other	177	178

Total debt	2,415	2,417
Less current portion(2)	101	101

Long-term debt	$2,314	$2,316

(1)
Senior notes are recorded at face amount, net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at December 25, 2009 and September 25, 2009 was comprised of amounts shown as other.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At December 25, 2009 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

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

        TEGSA's payment obligations under its senior notes, Credit Facility, and profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        During the first quarter of fiscal 2010, the Company entered into options to enter into interest rate swaps ("swaptions") and forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the anticipated issuance of fixed-rate debt that is probable of occurring when the Company's 6.00% senior notes mature in fiscal 2012. These swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. Also, during the first quarter of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes.

        See Note 12 for additional information on swaptions, forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $2,460 million and $2,420 million at December 25, 2009 and September 25, 2009, respectively.

9. Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation from Tyco International Ltd. ("Tyco International") on June 29, 2007, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien plc ("Covidien"). Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled in cash by the Company with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees.

        At December 25, 2009, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million of which $321 million was reflected in other liabilities and $18 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 25, 2009, the liability of

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

$339 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

        At December 25, 2009, the Company had outstanding letters of credit and letters of guarantee in the amount of $388 million, of which $50 million was related to its contract with the State of New York. See Note 11 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 11, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. The State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters ended December 25, 2009 and December 26, 2008 were as follows:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Balance at beginning of period	$43	$27
Warranties issued	2	2
Warranty expirations and changes in estimate	4	1
Settlements	(1)	(1)

Balance at end of period	$48	$29

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans and postretirement benefit plans in the quarters ended December 25, 2009 and December 26, 2008 was as follows:

	Defined Benefit Pension Plans				Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended		For the Quarters Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
	(in millions)
Service cost	$2	$2	$15	$15	$—	$—
Interest cost	14	14	21	22	1	1
Expected return on plan assets	(15)	(15)	(14)	(16)	—	—
Amortization of net actuarial loss	8	4	8	3	—	—
Settlement/curtailment loss (gain)	2	—	(1)	(1)	—	—

Net periodic benefit cost	$11	$5	$29	$23	$1	$1

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2010 of $3 million for U.S. plans and $80 million for non-U.S. plans. During the quarter ended December 25, 2009, the Company contributed $46 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2010. During the quarter ended December 25, 2009, Company contributions to its postretirement benefit plans were insignificant.

11. Commitments and Contingencies

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

11. Commitments and Contingencies (Continued)

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

  Securities Proceedings and Settlements

        As previously reported in the Company's periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and the Company. The Company is responsible for 31% of potential liabilities that may arise upon the resolution of remaining pending litigation. Most of the securities class actions were transferred to the United States District Court for the District of New Hampshire for coordinated or consolidated pre-trial proceedings, and the court entered an order in 2006 certifying a class "consisting of all persons and entities who purchased or otherwise acquired Tyco securities between December 13, 1999 and June 7, 2002, and who were damaged thereby, excluding defendants, all of the officers, directors and partners thereof, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which any of the foregoing have or had a controlling interest." In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which the Company was responsible for 31% of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and the Company, all of which actions have been settled subsequently. Tyco International has settled all but two of the remaining securities lawsuits (Stumpf v. Tyco International Ltd., et al. and Hall v. Kozlowski, et al.), and the Company was responsible for 31% of the settlement amounts. In fiscal 2009, the Company recorded reserves representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        In the prior period covered by this Quarterly Report, Tyco International, Covidien, and the Company entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. During the first quarter of fiscal 2009, pursuant to the sharing formula in the Separation and Distribution Agreement, the Company recorded charges of $9 million, for which no tax benefit was available.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

Income Taxes

        In prior years, in connection with the Internal Revenue Service ("IRS") audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Condensed Consolidated Financial Statements.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns and in fiscal 2009 and 2008, proposed certain adjustments to the returns. In addition, in fiscal 2008, Tyco International, Covidien, and the Company completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and the Company's subsidiaries.

        As the Company's tax return positions continue to be updated for periods prior to the separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the separation.

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

        It is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004.

        The Company continues to believe that the amounts recorded in its Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to the Company's results of operations, financial position, or cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 25, 2009, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $26 million. As of December 25, 2009, the Company concluded that the best estimate within this range is approximately $15 million, of which $4 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $15 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

11. Commitments and Contingencies (Continued)

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

  Com-Net

        At December 25, 2009, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

12. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of December 25, 2009 and September 25, 2009. See Note 8 for disclosure of the fair value of debt and Note 13 for additional information on fair value measurements.

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The Company accounts for derivative financial instrument contracts on its Condensed Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized as selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions, including amounts excluded from the hedging relationship, of a cash flow hedge are recognized currently, based on the nature of the ineffectiveness, in cost of sales, selling, general, and administrative expenses, or interest expense on the Condensed Consolidated Statements of Operations. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals primarily with a variety of financial institutions worldwide with long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at December 25, 2009, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign exchange forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions.

        At December 25, 2009 and September 25, 2009, the Company had net assets of $1 million and net liabilities of $1 million, respectively, on the Condensed Consolidated Balance Sheets related to foreign exchange instruments. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital and money markets to fund its operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (fair value hedges) and/or convert a portion of variable-rate debt into

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

fixed-rate debt (cash flow hedges). The Company also uses interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (cash flow hedges).

        During the first quarter of fiscal 2010, the Company entered into swaptions and forward starting interest rate swaps to manage interest rate exposure prior to the anticipated issuance of fixed-rate debt that is probable of occurring when the Company's 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. These swaptions and forward starting interest rate swaps were designated as cash flow hedges of the probable interest payments. Premiums of $5 million paid to enter into the swaptions will be recognized as interest expense over the term of the swaptions. As of December 25, 2009, the Company's swaptions and forward starting interest rate swaps were in an asset position of $6 million and $3 million, respectively. There were no outstanding interest rate swaps designated as cash flow hedges as of September 25, 2009.

        Also during the first quarter of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this agreement, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on the one month U.S. Dollar London interbank offered rate. As of December 25, 2009, these interest rate swaps were in an asset position of $1 million. As of September 25, 2009, the Company had no outstanding interest rate swaps designated as fair value hedges.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums are recognized as a reduction in interest expense over the life of the respective notes. As a result of the termination of the interest rate swaps, the Company recognized reductions in interest expense of $2 million and $3 million during the quarters ended December 25, 2009 and December 26, 2008, respectively, on the Condensed Consolidated Statements of Operations.

        During fiscal 2007, in anticipation of issuing fixed-rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. As a result of the termination of the forward starting interest rate swaps, the Company recognized interest expense of $1 million and $2 million in the quarters ended December 25, 2009 and December 26, 2008, respectively, on the Condensed Consolidated Statements of Operations.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,111 million and $1,027 million at December 25, 2009 and September 25, 2009, respectively. The Company reclassified foreign exchange gains of $16 million and losses of $65 million during the quarters ended December 25, 2009 and December 26, 2008, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 17.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At December 25, 2009 and September 25, 2009, the Company's commodity hedges, which related to purchases of gold, were in a gain position of $5 million and $1 million, respectively, and had a notional value of $72 million and $29 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of December 25, 2009 and September 25, 2009 is summarized below.

	December 25, 2009		September 25, 2009
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$1	$4	$2
Interest rate swaps and swaptions	10	—	—	—
Commodity swap contracts	5	—	1	—

Total derivatives designated as hedging instruments	16	1	5	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	4	3	8	11

Total derivatives	$20	$4	$13	$13

(1)
All foreign currency and commodity swap derivatives in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. As disclosed in Note 13, derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $7 million and $4 million at December 25, 2009 and September 25, 2009, respectively. All interest rate swaps and swaption derivatives are recorded in other assets on the Condensed Consolidated Balance Sheets.

(2)
All foreign currency and commodity swap derivatives in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 13, derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $1 million and $4 million at December 25, 2009 and September 25, 2009, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters ended December 25, 2009 and December 26, 2008 were as follows:

		Amount of Gain (Loss) Recognized
		For the Quarters Ended
Derivatives Designated as Fair Value Hedges	Location of Gain (Loss) Recognized on Derivative	December 25, 2009	December 26, 2008
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$3

(1)
Certain interest rate swaps were terminated in December 2008. See discussion above. Terminated interest rate swaps resulted in a gain of $2 million in the quarter ended December 25, 2009; interest rate swaps in place at December 25, 2009 had no gain or loss recognized in the Condensed Consolidated Statement of Operations during the period.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended December 25, 2009 and December 26, 2008 were as follows:

Derivatives Designated as Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
	(in millions)
For the Quarter Ended December 25, 2009:
Foreign currency contracts	$(2)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	4	Cost of sales	1	Cost of sales	—
Interest rate swaps and swaptions(2)	6	Interest expense	(1)	Interest expense	(1)

Total	$8		$—		$(1)

For the Quarter Ended December 26, 2008:
Interest rate swaps and swaptions(2)	$—	Interest expense	$(2)	Interest expense	$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. See discussion above. Terminated forward starting interest rate swaps resulted in losses of $1 million and $2 million reflected in interest expense in the quarters ended December 25, 2009 and December 26, 2008, respectively. Forward starting interest rate swaps in place at December 25, 2009 resulted in gains of $3 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at December 25, 2009 resulted in gains of $3 million in other comprehensive income related to the effective portions of the hedge and losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship during the period.

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters ended December 25, 2009 and December 26, 2008 were as follows:

		Amount of Gain (Loss) Recognized
		For the Quarters Ended
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivative	December 25, 2009	December 26, 2008
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$5	$(167)

        During the quarter ended December 26, 2008, the Company incurred losses of $167 million as a result of marking foreign currency derivatives not designated as hedging instruments to fair value, particularly derivatives related to certain Eastern European currencies. These losses were largely offset by the gains realized as a result of re-measuring the underlying assets and liabilities denominated in

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

foreign currencies to primarily the Euro or U.S. Dollar. These gains and losses were reflected in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

13. Fair Value Measurements

        Guidance on fair value measurement in ASC 820 specifies a fair value hierarchy based upon the observability of the inputs utilized in valuation of certain assets and liabilities. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
December 25, 2009:
Assets:
Commodity swap contracts	$5	$—	$—	$5
Interest rate swaps and swaptions	—	10	—	10
Foreign currency contracts	—	2	—	2
Rabbi trust assets	77	—	—	77

Total assets at fair value	$82	$12	$—	$94

Liabilities:
Foreign currency contracts	$—	$1	$—	$1

September 25, 2009:
Assets:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	3	—	3
Rabbi trust assets	76	—	—	76

Total assets at fair value	$77	$3	$—	$80

Liabilities:
Foreign currency contracts	$—	$4	$—	$4

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

        The Company does not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted futures exchanges (level 1).

  •
  Interest rate swaps and swaptions—Fair value of these assets is determined based on observable inputs other than quoted prices. The positions are primarily valued using standard models that use readily observable interest rates as their basis (level 2).

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

        The Company adopted fair value recognition, measurement, and disclosure provisions for non-financial assets and liabilities on September 26, 2009. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities measured at fair value in business combinations. Adoption of these provisions did not have a material impact on the Company's results of operations, financial position, or cash flows.

        The impact of fair value adjustments made to non-financial assets and liabilities was as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value	Total Losses
Description	Level 1	Level 2	Level 3
	(in millions)
December 25, 2009:
Long-lived assets held and used(1)	$—	$—	$—	$—	$(12)

(1)
The Company used significant other observable inputs (level 2) to calculate impairment charges on long-lived assets that are held and used. The $12 million impairment loss related to the Dulmison connectors and fittings product line sold during the quarter ended December 25, 2009 for $12 million. See Note 3 for additional information.

14. Income Taxes

        The Company recorded a tax provision of $69 million, an effective income tax rate of 28.5%, for the quarter ended December 25, 2009 and $14 million, an effective income tax rate of 30.4%, for the quarter ended December 26, 2008. The effective tax rate for the quarter ended December 25, 2009

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

reflects tax benefits recognized in connection with expected fiscal 2010 increased profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and the estimated tax impacts of certain intercompany dividends. The effective tax rate for the quarter ended December 26, 2008 reflects the tax impacts related to approximately $50 million of net losses associated with the termination of economic hedges of certain anticipated future transactions that were primarily realized in lower tax rate jurisdictions. In addition, the effective tax rate for the first quarter of fiscal 2009 reflects accruals of interest related to uncertain tax positions, the favorable resolution of an uncertain tax position, and tax benefits related to the profitability of entities operating in lower tax rate jurisdictions.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 25, 2009, the Company had recorded $1,242 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,239 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities. During the quarter ended December 25, 2009, the Company recognized $29 million of interest and penalties on the Condensed Consolidated Statements of Operations. As of September 25, 2009, the balance of accrued interest and penalties was $1,215 million, of which $1,214 million was recorded in income taxes and $1 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 11 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving with the IRS certain disputed tax adjustments related to Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on these matters within the next twelve months. However, the ultimate resolution is uncertain and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Condensed Consolidated Balance Sheet as of December 25, 2009. The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 25, 2009.

15. Other Income (Expense)

        In the quarter ended December 25, 2009, the Company recorded net other income of $8 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the quarter ended December 26, 2008, the Company recorded net other expense of $1 million, consisting of $3 million of unrealized losses on rabbi trust assets and $2 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Shareholders' Equity

  Common Shares

        Subject to certain conditions specified in the articles of association, the shareholders have authorized the Company's board of directors to increase the Company's share capital (the value, in Swiss Francs ("CHF"), of authorized shares multiplied by the par value), by issuing up to 234 million conditional shares and up to 234 million authorized shares (until June 22, 2011). Although the Company states its par value in Swiss Francs, it continues to use the U.S. Dollar as its reporting currency for preparing its Condensed Consolidated Financial Statements.

  Common Shares Held in Treasury

        At December 25, 2009 and September 25, 2009, all common shares held in treasury were owned by a subsidiary of the Company. Shares held by the subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheet.

  Contributed Surplus

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

        In October 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. During the quarter ended December 25, 2009, the Company paid the first installment of the distribution at a rate of $0.16 per share. This capital reduction reduced the par value of the Company's common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.26 (equivalent to $2.08).

        Upon approval by the shareholders of the cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. The declared but unpaid portion of the distribution of CHF 0.17 (equivalent to $0.16) per share is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at December 25, 2009. There were no unpaid dividends and distributions to shareholders as of September 25, 2009.

  Share Repurchase Program

        During the first quarter of fiscal 2010, the Company purchased approximately 750 thousand of its common shares for $18 million. During the first quarter of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million and also settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Shareholders' Equity (Continued)

inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 44 million shares for $1,412 million.

17. Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Net income (loss)	$173	$(35)
Currency translation(1)	(56)	(343)
Gain on cash flow hedge	8	2
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	6	4

	131	(372)
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)

Comprehensive income (loss) attributable to Tyco Electronics Ltd.	$130	$(374)

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

18. Earnings (Loss) Per Share

        Basic earnings (loss) per share attributable to Tyco Electronics Ltd. is computed by dividing net income (loss) attributable to Tyco Electronics Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings (loss) per share attributable to Tyco Electronics Ltd. is computed by dividing net income (loss) attributable to Tyco Electronics Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Weighted-average shares outstanding:
Basic	459	459
Share options and restricted share awards	3	2

Diluted	462	461

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Earnings (Loss) Per Share (Continued)

        Certain share options were not included in the computation of diluted earnings (loss) per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation were 22 million as of December 25, 2009 and December 26, 2008.

19. Share Plans

        Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $15 million and $16 million during the quarters ended December 25, 2009 and December 26, 2008, respectively, of which $1 million was included in loss from discontinued operations for the quarter ended December 26, 2008. All share-based compensation costs in continuing operations are presented in selling, general, and administrative expenses.

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of December 25, 2009 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	4,252,190	$23.80
Granted	2,172,253	24.59
Vested	(876,914)	21.28
Forfeited	(46,854)	28.51

Non-vested at December 25, 2009	5,500,675	$24.47

        As of December 25, 2009, there were $95 million of unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.1 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

  Share Options

        A summary of the Company's outstanding share option awards as of December 25, 2009 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 25, 2009	25,635,095	$38.30
Granted	3,718,750	24.60
Exercised	(96,781)	15.00
Expired	(1,212,386)	50.08
Forfeited	(85,038)	25.56

Outstanding at December 25, 2009	27,959,640	$36.09	5.3	$56

Vested and non-vested expected to vest at December 25, 2009	26,895,933	$36.59	5.3	$53
Exercisable at December 25, 2009	19,473,476	$41.46	3.6	$27

        As of December 25, 2009, there were $46 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.6 years.

        The grant-date fair value of each share option grant is estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of peers of Tyco Electronics and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend per share was based on Tyco Electronics' expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average grant-date fair value of options granted during the quarter ended December 25, 2009 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the quarter then ended were as follows:

Weighted-average grant-date fair value	$6.83
Assumptions:
Expected share price volatility	37%
Risk free interest rate	2.3%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.0

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data

        Net sales and operating income (loss) by segment for the quarters ended December 25, 2009 and December 26, 2008 were as follows:

	Net Sales(1)		Operating Income (Loss)
	For the Quarters Ended		For the Quarters Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
	(in millions)
Electronic Components	$1,911	$1,625	$163	$(18)
Network Solutions	422	456	20	44
Specialty Products	358	367	51	28
Undersea Telecommunications	201	265	35	38
Pre-separation litigation charges, net	—	—	—	(9)

Total	$2,892	$2,713	$269	$83

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Segment assets and a reconciliation of segment assets to total assets at December 25, 2009 and September 25, 2009 were as follows:

	December 25, 2009	September 25, 2009
	(in millions)
Electronic Components	$4,448	$4,340
Network Solutions	866	929
Specialty Products	606	624
Undersea Telecommunications	579	628

Total segment assets(1)	6,499	6,521
Other current assets	2,329	2,169
Other non-current assets	7,455	7,530

Total assets	$16,283	$16,220

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

21. Subsequent Events

        In January 2010, the Company completed the acquisition of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $62 million in cash, subject to certain holdback provisions and working capital adjustments. This acquisition will be reported as part of the Company's Specialty Products segment.

        The Company has evaluated subsequent events through January 28, 2010, the date on which the financial statements were issued.

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

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,892	$—	$2,892
Cost of sales	—	—	2,051	—	2,051

Gross margin	—	—	841	—	841
Selling, general, and administrative expenses	32	4	332	—	368
Research, development, and engineering expenses	—	—	138	—	138
Restructuring and other charges, net	—	—	66	—	66

Operating income (loss)	(32)	(4)	305	—	269
Interest income	—	—	4	—	4
Interest expense	—	(37)	(2)	—	(39)
Other income, net	—	—	8	—	8
Equity in net income of subsidiaries	208	223	—	(431)	—
Intercompany interest and fees	(4)	26	(22)	—	—

Income before income taxes	172	208	293	(431)	242
Income tax expense	—	—	(69)	—	(69)

Net income	172	208	224	(431)	173
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Tyco Electronics Ltd.	$172	$208	$223	$(431)	$172

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,713	$—	$2,713
Cost of sales	—	—	1,989	—	1,989

Gross margin	—	—	724	—	724
Selling, general, and administrative expenses	9	1	401	—	411
Research, development, and engineering expenses	—	—	144	—	144
Pre-separation litigation charges, net	9	—	—	—	9
Restructuring and other charges, net	—	—	77	—	77

Operating income (loss)	(18)	(1)	102	—	83
Interest income	—	—	6	—	6
Interest expense	—	(39)	(3)	—	(42)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	63	92	—	(155)	—
Equity in net loss of subsidiaries of discontinued operations	(67)	(67)	—	134	—
Intercompany interest and fees	(15)	11	4	—	—

Income (loss) from continuing operations before income taxes	(37)	(4)	108	(21)	46
Income tax expense	—	—	(14)	—	(14)

Income (loss) from continuing operations	(37)	(4)	94	(21)	32
Loss from discontinued operations, net of income taxes	—	—	(67)	—	(67)

Net income (loss)	(37)	(4)	27	(21)	(35)
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Tyco Electronics Ltd.	$(37)	$(4)	$25	$(21)	$(37)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of December 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,695	$—	$1,695
Accounts receivable, net	—	—	2,033	—	2,033
Inventories	—	—	1,458	—	1,458
Intercompany receivables	13	—	23	(36)	—
Prepaid expenses and other current assets	74	4	403	—	481
Deferred income taxes	—	—	153	—	153

Total current assets	87	4	5,765	(36)	5,820
Property, plant, and equipment, net	—	—	3,008	—	3,008
Goodwill	—	—	3,153	—	3,153
Intangible assets, net	—	—	388	—	388
Deferred income taxes	—	—	2,486	—	2,486
Investment in subsidiaries	7,131	8,749	—	(15,880)	—
Intercompany loans receivable	8	5,837	5,217	(11,062)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,198	—	1,198
Other assets	—	19	211	—	230

Total Assets	$7,226	$14,609	$21,426	$(26,978)	$16,283

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$101	$—	$101
Accounts payable	—	—	1,221	—	1,221
Accrued and other current liabilities	184	35	1,046	—	1,265
Deferred revenue	—	—	174	—	174
Intercompany payables	20	3	13	(36)	—

Total current liabilities	204	38	2,555	(36)	2,761
Long-term debt	—	2,238	76	—	2,314
Intercompany loans payable	15	5,202	5,845	(11,062)	—
Long-term pension and postretirement liabilities	—	—	1,106	—	1,106
Deferred income taxes	—	—	174	—	174
Income taxes	—	—	2,312	—	2,312
Other liabilities	—	—	609	—	609

Total Liabilities	219	7,478	12,677	(11,098)	9,276

Total Shareholders' Equity	7,007	7,131	8,749	(15,880)	7,007

Total Liabilities and Shareholders' Equity	$7,226	$14,609	$21,426	$(26,978)	$16,283

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,521	$—	$1,521
Accounts receivable, net	—	—	1,975	—	1,975
Inventories	—	—	1,435	—	1,435
Intercompany receivables	2	—	—	(2)	—
Prepaid expenses and other current assets	75	1	411	—	487
Deferred income taxes	—	—	161	—	161

Total current assets	77	1	5,503	(2)	5,579
Property, plant, and equipment, net	—	—	3,111	—	3,111
Goodwill	—	—	3,160	—	3,160
Intangible assets, net	—	—	407	—	407
Deferred income taxes	—	—	2,518	—	2,518
Investment in subsidiaries	7,065	8,679	—	(15,744)	—
Intercompany loans receivable	10	6,128	5,468	(11,606)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,211	—	1,211
Other assets	—	12	222	—	234

Total Assets	$7,152	$14,820	$21,600	$(27,352)	$16,220

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$101	$—	$101
Accounts payable	2	—	1,066	—	1,068
Accrued and other current liabilities	109	63	1,071	—	1,243
Deferred revenue	—	—	203	—	203
Intercompany payables	—	—	2	(2)	—

Total current liabilities	111	63	2,443	(2)	2,615
Long-term debt	—	2,239	77	—	2,316
Intercompany loans payable	15	5,453	6,138	(11,606)	—
Long-term pension and postretirement liabilities	—	—	1,129	—	1,129
Deferred income taxes	—	—	188	—	188
Income taxes	—	—	2,312	—	2,312
Other liabilities	—	—	634	—	634

Total Liabilities	126	7,755	12,921	(11,608)	9,194

Total Shareholders' Equity	7,026	7,065	8,679	(15,744)	7,026

Total Liabilities and Shareholders' Equity	$7,152	$14,820	$21,600	$(27,352)	$16,220

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(32)	$(47)	$409	$—	$330

Cash Flows From Investing Activities:
Capital expenditures	—	—	(76)	—	(76)
Proceeds from sale of property, plant, and equipment	—	—	2	—	2
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Change in intercompany loans	6	43	—	(49)	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	6	43	(64)	(49)	(64)

Cash Flows From Financing Activities:
Changes in parent company equity	101	4	(105)	—	—
Repurchase of common shares	—	—	(18)	—	(18)
Payment of cash distributions to shareholders	(75)	—	1	—	(74)
Loan borrowing from parent	—	—	(49)	49	—
Other	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	26	4	(172)	49	(93)

Effect of currency translation on cash	—	—	1	—	1
Net increase in cash and cash equivalents	—	—	174	—	174
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,695	$—	$1,695

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$16	$138	$(122)	$—	$32
Net cash provided by (used in) discontinued operating activities	—	—	1	—	1

Net cash provided by (used in) operating activities	16	138	(121)	—	33

Cash Flows From Investing Activities:
Capital expenditures	—	—	(115)	—	(115)
Proceeds from sale of property, plant, and equipment	—	—	4	—	4
Proceeds from divestiture of discontinued operation, net of cash retained by operations sold	—	—	23	—	23
Change in intercompany loans	45	127	—	(172)	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) continuing investing activities	45	127	(92)	(172)	(92)
Net cash provided by (used in) discontinued investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	45	127	(93)	(172)	(93)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(400)	—	—	(400)
Proceeds from long-term debt	—	190	1	—	191
Repayment of long-term debt	—	—	(19)	—	(19)
Changes in parent company equity	166	(56)	(110)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends	(74)	—	—	—	(74)
Loan borrowing from parent	—	—	(172)	172	—
Other	—	1	(4)	—	(3)

Net cash used in financing activities	(60)	(265)	(304)	172	(457)

Effect of currency translation on cash	—	—	(24)	—	(24)
Net (decrease) increase in cash and cash equivalents	1	—	(542)	—	(541)
Cash and cash equivalents at beginning of period	—	—	1,090	—	1,090

Cash and cash equivalents at end of period	$1	$—	$548	$—	$549

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

Overview

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our") is a leading global provider of engineered electronic components, network solutions, specialty products, and undersea telecommunication systems. We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Undersea Telecommunications. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Overall, our net sales increased 6.6% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. On an organic basis, net sales growth was 1.6%. Our sales into consumer based markets, particularly in the automotive and appliance markets in our Electronic Components segment, have improved relative to last year but still remain below fiscal 2008 levels. Unlike the consumer end markets, the industrial and infrastructure end markets have not recovered and our sales into these markets remain below prior year levels as these markets are impacted by capital spending by companies. We expect marginal improvement in the industrial and infrastructure markets over the next few quarters. On a company wide basis, we expect net sales in the second quarter of fiscal 2010 to be similar to first quarter fiscal 2010 sales levels.

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

        Other key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 150 million pounds of copper and approximately 200,000 troy ounces of gold in fiscal 2010. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile. Current year copper and gold prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended
	Measure	December 25, 2009	December 26, 2008
Copper	Lb.	$3.00	$2.77
Gold	Troy oz.	$1,067	$804
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

  Divestiture

        In the first quarter of fiscal 2010, in connection with the anticipated sale of the Dulmison connectors and fittings product line, we recorded an impairment charge of $12 million related to long-lived assets. In December 2009, we completed the sale of the product line which was part of our energy business in the Network Solutions segment. The product line was sold for net cash proceeds of $12 million, subject to a final working capital adjustment. The divestiture resulted in a pre-tax loss on sale of $3 million. The Dulmison connectors and fittings product line generated sales of approximately $50 million in fiscal 2009.

        The loss on sale and the impairment charge are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the loss on sale, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

  Acquisition

        In January 2010, we completed the acquisition of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $62 million in cash, subject to certain holdback provisions and working capital adjustments. This acquisition will be reported as part of our Specialty Products segment.

  Manufacturing Simplification

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

        In connection with our manufacturing simplification plan and in response to the current economic environment, we expect to incur restructuring charges of approximately $275 million during fiscal 2010 through 2011. In the first quarter of fiscal 2010, cash spending related to restructuring was $67 million, and we expect total restructuring spending to be approximately $300 million in fiscal 2010. Annualized cost savings related to these actions are expected to be approximately $100 million.

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

	For the Quarters Ended
	December 25, 2009		December 26, 2008
	($ in millions)
Net sales	$2,892	100.0%	$2,713	100.0%
Cost of sales	2,051	70.9	1,989	73.3
Gross margin	841	29.1	724	26.7
Selling, general, and administrative expenses	368	12.7	411	15.1
Research, development, and engineering expenses	138	4.8	144	5.3
Pre-separation litigation charges, net	—	—	9	0.3
Restructuring and other charges, net	66	2.3	77	2.8
Operating income	269	9.3	83	3.1
Interest income	4	0.1	6	0.2
Interest expense	(39)	(1.3)	(42)	(1.5)
Other income (expense), net	8	0.3	(1)	—
Income from continuing operations before income taxes	242	8.4	46	1.7
Income tax expense	(69)	(2.4)	(14)	(0.5)
Income from continuing operations	173	6.0	32	1.2
Income (loss) from discontinued operations, net of income taxes	—	—	(67)	(2.5)
Net income (loss) attributable to Tyco Electronics Ltd.	$172	5.9%	$(37)	(1.4)%

        Net Sales.    Net sales increased $179 million, or 6.6%, to $2,892 million in the first quarter of fiscal 2010 from $2,713 million in the first quarter of fiscal 2009. On an organic basis, net sales increased $43 million, or 1.6%, in the first quarter of fiscal 2010, as a result of growth in our Electronic Components segment largely offset by declines in our Network Solutions, Specialty Products, and Undersea Telecommunications segments. Foreign currency exchange rates, primarily the Euro, favorably impacted net sales by $163 million, or 6.0%, while price erosion adversely affected net sales by $54 million in the first quarter of fiscal 2010. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Americas(1)	31%	37%
Europe/Middle East/Africa (EMEA)	36	34
Asia-Pacific	33	29

Total	100%	100%

(1)
The Americas includes our Undersea Telecommunications segment.

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by geographic region:

	Change in Net Sales for the Quarter Ended December 25, 2009 versus Net Sales for the Quarter Ended December 26, 2008
	Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Americas(3)	$(93)	(9.2)%	$17	$(25)	$(101)	(10.2)%
EMEA	(2)	(0.1)	107	(1)	104	11.1
Asia-Pacific	138	17.7	39	(1)	176	22.4

Total	$43	1.6%	$163	$(27)	$179	6.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Undersea Telecommunications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Electronic Components	66%	60%
Network Solutions	15	17
Specialty Products	12	13
Undersea Telecommunications	7	10

Total	100%	100%

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by segment:

	Change in Net Sales for the Quarter Ended December 25, 2009 versus Net Sales for the Quarter Ended December 26, 2008
	Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Electronic Components	$198	12.2%	$116	$(28)	$286	17.6%
Network Solutions	(67)	(14.8)	32	1	(34)	(7.5)
Specialty Products	(24)	(6.6)	15	—	(9)	(2.5)
Undersea Telecommunications	(64)	(24.2)	—	—	(64)	(24.2)

Total	$43	1.6%	$163	$(27)	$179	6.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $117 million and as a percentage of net sales increased by 240 basis points in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. The increase was due to sales increases and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 12.7% in the first quarter of fiscal 2010 as compared to 15.1% in the same period of fiscal 2009. Fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses of $138 million in the first quarter of fiscal 2010 were comparable to the $144 million in the same period of fiscal 2009. As a percentage of net sales, research, development, and engineering expenses were 4.8% in the first quarter of fiscal 2010 as compared to 5.3% in the first quarter of fiscal 2009. The decrease as a percentage of net sales was attributable to higher net sales in the first quarter of fiscal 2010.

        Pre-separation Litigation Charges, Net.    During the first quarter of fiscal 2009, we, Tyco International Ltd. ("Tyco International"), and Covidien plc ("Covidien") entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $9 million, for which no tax benefit was available. No pre-separation litigation charges were incurred in the first quarter of fiscal 2010.

        See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding pre-separation securities proceedings and settlements.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $66 million in the first quarter of fiscal 2010 as compared to $77 million in the same period of fiscal 2009. Total charges, including amounts reflected in cost of sales, decreased $15 million to $63 million in the first quarter of fiscal 2010 from $78 million in the first quarter of fiscal 2009. Fiscal 2010 actions primarily relate to headcount reductions in the Electronic Components segment. Fiscal 2009 actions reduced costs in response to market conditions and primarily related to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. As discussed above, charges in the first quarter of fiscal 2010 included a loss on divestiture of $3 million and a long-lived asset impairment of $12 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $269 million in the first quarter of fiscal 2010 as compared to $83 million in the same period of fiscal 2009. The first quarter of fiscal 2010 included net restructuring and other charges of $63 million; whereas, the first quarter of fiscal 2009 results included net restructuring and other charges and net pre-separation litigation charges of $78 million and $9 million, respectively. Also, fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin and cost reduction benefits from restructuring actions implemented in fiscal 2009.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	($ in millions)
Net sales	$1,911	$1,625
Operating income (loss)	$163	$(18)
Operating margin	8.5%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Automotive	53%	44%
DataComm	11	16
Industrial	10	12
Appliance	7	7
Computer	6	7
Consumer Devices	6	7
Other	7	7

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 25, 2009 versus Net Sales for the Quarter Ended December 26, 2008
	Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$217	30.2%	$85	$—	$302	42.3%
DataComm	(35)	(14.2)	9	(12)	(38)	(14.8)
Industrial	(15)	(8.4)	10	—	(5)	(2.6)
Appliance	18	15.4	5	—	23	20.9
Computer	(5)	(5.3)	1	(1)	(5)	(4.2)
Consumer Devices	10	8.0	1	(14)	(3)	(2.7)
Other	8	4.9	5	(1)	12	9.8

Total	$198	12.2%	$116	$(28)	$286	17.6%

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

        In the first quarter of fiscal 2010, Electronic Components' net sales increased $286 million, or 17.6%, to $1,911 million from $1,625 million in the same period of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $116 million, or 7.1%, in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased by $198 million, or 12.2%, in the first quarter of fiscal 2010 primarily due to growth in the automotive market of $217 million.

        Electronic Components organic net sales growth was 30.2% in the automotive market in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. The increase was broad-based and resulted from growth of 53.4% in the Asia-Pacific region, 24.1% in the EMEA region, and 19.9% in the North America region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. We expect the replenishment of inventory in the supply chain to be completed in the second quarter of fiscal 2010. In the DataComm market, our organic net sales decreased 14.2% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 due to an 18% decline in sales of our interconnect components to communication equipment manufacturers as a result of reduced demand from service providers. In the first quarter of fiscal 2010, our organic net sales decreased 8.4% in the industrial market as compared to the first quarter of fiscal 2009 primarily as a result of reduced demand for factory automation and other industrial equipment due to declines in capital investments by our customers. In the appliance market, our organic net sales growth of 15.4% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 was due to improved consumer demand, particularly in emerging markets. Our organic net sales decline of 5.3% in the computer market in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 was attributable to reductions in market share related to our strategy to improve margins by exiting certain low-margin portions of this market and price erosion, partially offset by an increase in sales to original equipment manufactures due to rising demand for notebook computers. In the consumer devices market, our organic net sales growth of 8.0% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was due to an increase in sales to mobile phone manufacturers.

        Electronic Components had operating income of $163 million in the first quarter of fiscal 2010 as compared to an operating loss of $18 million in the first quarter of fiscal 2009. The increase resulted from the 18% increase in sales and related gross margin due to cost reduction benefits from restructuring actions implemented in fiscal 2009. Segment results included restructuring charges of $44 million and $42 million in the first quarters of fiscal 2010 and 2009, respectively.

  Network Solutions

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	($ in millions)
Net sales	$422	$456
Operating income	$20	$44
Operating margin	4.7%	9.6%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Energy	48%	47%
Enterprise Networks	26	23
Service Providers	25	29
Other	1	1

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 25, 2009 versus Net Sales for the Quarter Ended December 26, 2008
	Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Energy	$(28)	(13.1)%	$17	$1	$(10)	(4.7)%
Enterprise Networks	(6)	(5.6)	7	—	1	0.9
Service Providers	(33)	(25.4)	8	—	(25)	(19.2)
Other	—	(1.8)	—	—	—	—

Total	$(67)	(14.8)%	$32	$1	$(34)	(7.5)%

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

        Network Solutions' net sales decreased $34 million, or 7.5%, to $422 million in the first quarter of fiscal 2010 from $456 million in the first quarter of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $32 million, or 7.1%, in the first quarter of fiscal 2010 versus the same period of fiscal 2009. Organic net sales decreased $67 million, or 14.8%, in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009.

        In the first quarter of fiscal 2010, our organic net sales decreased 13.1% in the energy market as compared to the first quarter of fiscal 2009 as a result of lower investment levels by utilities and reduced customer inventory levels. Our organic sales in the enterprise networks market decreased 5.6% in the first quarter of fiscal 2010 from fiscal 2009 levels as a result of global declines in commercial construction and delayed investment in network upgrades. In the service providers market, our organic net sales decrease of 25.4% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009 was largely due to a general slowing of wireline capital spending by telecommunications companies.

        Network Solutions' operating income decreased $24 million, or 54.5%, to $20 million in the first quarter of fiscal 2010 from $44 million in the same period of fiscal 2009. The decrease was the result of decreased sales and the impact of our targeted inventory reductions. Segment results included restructuring charges of $17 million and $19 million in the first quarters of fiscal 2010 and 2009, respectively.

  Specialty Products

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	($ in millions)
Net sales	$358	$367
Operating income	$51	$28
Operating margin	14.2%	7.6%

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2009	December 26, 2008
Aerospace, Defense, and Marine	40%	45%
Touch Systems	24	22
Circuit Protection	20	16
Medical	16	17

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 25, 2009 versus Net Sales for the Quarter Ended December 26, 2008
	Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(26)	(15.7)%	$6	$(20)	(12.3)%
Touch Systems	—	0.4	5	5	6.1
Circuit Protection	8	13.9	3	11	18.6
Medical	(6)	(10.4)	1	(5)	(7.9)

Total	$(24)	(6.6)%	$15	$(9)	(2.5)%

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

        In the first quarter of fiscal 2010, Specialty Products' net sales decreased $9 million, or 2.5%, to $358 million from $367 million in the same period of fiscal 2009. The strengthening of certain foreign currencies positively affected net sales by $15 million, or 4.1%, in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales decreased $24 million, or 6.6%, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

        Our organic net sales declined 15.7% in the aerospace, defense, and marine markets in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 primarily as a result of lower sales to the distribution channel and weak demand in the marine and commercial aircraft markets. In the touch systems market, our organic net sales were flat in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 as weakness in global demand in the retail and gaming markets continue. On an organic basis, our net sales growth of 13.9% in the circuit protection market during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 was due primarily to increased demand in the computer, consumer electronics, and automotive sectors. In the medical market, our organic net sales decreased by 10.4% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due primarily to lower capital spending by healthcare providers.

        Specialty Products' operating results increased $23 million to $51 million in the first quarter of fiscal 2010 from $28 million in the first quarter of fiscal 2009. The increase in operating results was driven by a decrease in restructuring and other charges of $14 million. Also, fiscal 2009 results included $8 million of costs related to a product liability matter from several years ago.

  Undersea Telecommunications

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	($ in millions)
Net sales	$201	$265
Operating income	$35	$38
Operating margin	17.4%	14.3%

        In the first quarter of fiscal 2010, Undersea Telecommunications' net sales decreased $64 million, or 24.2%, to $201 million from $265 million in the same period of fiscal 2009 due to the completion of certain projects during fiscal 2009 and the first quarter of fiscal 2010 partially offset by revenue from new projects and existing backlog.

        In the first quarter of fiscal 2010, Undersea Telecommunications' operating income decreased $3 million to $35 million from $38 million in the first quarter of fiscal 2009. This decrease is primarily attributable to lower sales in the current year and a gain of $2 million from the sale of real estate in the prior year, partially offset by the increase in operating margin from favorable execution on a number of projects nearing completion of $7 million and collection of $4 million of receivables for which we had previously established reserves.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $35 million and $36 million in the first quarter of fiscal 2010 and 2009, respectively. Lower average debt levels resulting in lower interest expense were offset by lower interest income.

  Other Income (Expense), Net

        In the quarter ended December 25, 2009, we recorded net other income of $8 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the quarter ended December 26, 2008, we recorded net other expense of $1 million, consisting of $3 million of unrealized losses on rabbi trust assets and $2 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  Income Taxes

        We recorded a tax provision of $69 million, an effective income tax rate of 28.5%, for the quarter ended December 25, 2009 and $14 million, an effective income tax rate of 30.4%, for the quarter ended December 26, 2008. The effective tax rate for the quarter ended December 25, 2009 reflects tax benefits recognized in connection with expected fiscal 2010 increased profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and the estimated tax impacts of certain intercompany dividends. The effective tax rate for the quarter ended December 26, 2008 reflects the tax impacts related to approximately $50 million of net losses associated with the termination of economic hedges of certain anticipated future transactions that were primarily realized in lower tax rate jurisdictions. In addition, the effective tax rate for the first quarter of fiscal 2009 reflects accruals of interest related to uncertain tax positions, the favorable resolution of an uncertain tax position, and tax benefits related to the profitability of entities operating in lower tax rate jurisdictions.

  Loss from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $67 million in the first quarter of fiscal 2009 and included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Notes 11 and 4 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract and discontinued operations.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Net cash provided by operating activities	$330	$33
Net cash used in investing activities	(64)	(93)
Net cash used in financing activities	(93)	(457)
Effect of currency translation on cash	1	(24)

Net increase (decrease) in cash and cash equivalents	$174	$(541)

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to reduce our outstanding debt levels, including through the possible repurchase of our public debt in accordance with applicable law, and to purchase a portion of our common shares pursuant to our authorized share repurchase program. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Operating income	$269	$83
Depreciation and amortization	138	127
Deferred income taxes	53	(70)
Provisions for losses on accounts receivable and inventories	(5)	27
Other, net	39	25
Changes in assets and liabilities, net:
Accounts receivable, net	(76)	495
Inventories	(20)	(116)
Accounts payable	162	(199)
Other	(126)	(290)
Interest income	4	6
Interest expense	(39)	(42)
Income tax expense	(69)	(14)

Net cash provided by continuing operating activities	330	32
Net cash provided by discontinued operating activities	—	1

Net cash provided by operating activities	$330	$33

        Net cash provided by continuing operating activities increased to $330 million in the first quarter of fiscal 2010 as compared to $32 million in the first quarter of fiscal 2009 primarily as a result of higher income levels and lower income tax payments. The amount of income taxes paid, net of refunds, during the first quarter of fiscal 2010 and 2009 was $16 million and $62 million, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Capital expenditures	$(76)	$(115)
Proceeds from sale of property, plant, and equipment	2	4
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	23
Proceeds from divestiture of business, net of cash retained by business sold	12	—
Other	(2)	(4)

Net cash used in continuing investing activities	(64)	(92)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	$(64)	$(93)

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $39 million in the first quarter of fiscal 2010 to $76 million as compared to $115 million in the first quarter of fiscal 2009. We expect fiscal 2010 capital spending levels to be approximately $400 to $450 million.

        In the first quarter of fiscal 2010, we received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line. In the first quarter of fiscal 2009, we received additional cash proceeds related to working capital of $23 million in connection with the sale of the Radio Frequency Components and Subsystems and Automotive Radar Sensors businesses which occurred in fiscal 2008.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities:

	For the Quarters Ended
	December 25, 2009	December 26, 2008
	(in millions)
Net decrease in commercial paper	$—	$(400)
Proceeds from long-term debt	—	191
Repayment of long-term debt	—	(19)
Repurchase of common shares	(18)	(152)
Payment of common share dividends and cash distributions to shareholders	(74)	(74)
Other	(1)	(3)

Net cash used in financing activities	$(93)	$(457)

        Total debt at December 25, 2009 and September 25, 2009 was $2,415 million and $2,417 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding debt.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At December 25, 2009 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 25, 2009, we were in compliance with all of our Credit Facility and debt covenants and believe that we will continue to be in compliance with these covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, Credit Facility, and profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Payments of common share dividends and cash distributions to shareholders were $74 million in each of the first quarters of fiscal 2010 and 2009. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.34 Swiss Francs ("CHF") (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. During the quarter ended December 25, 2009, we paid the first installment of the distribution at a rate of $0.16 per share. This capital reduction reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.26 (equivalent to $2.08). Future distributions or dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such distributions or dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant.

        During the first quarter of fiscal 2010, we purchased approximately 750 thousand of our common shares for $18 million. During the first quarter of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million and also settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 44 million shares for $1,412 million.

Backlog

        At December 25, 2009, we had a backlog of unfilled orders of $2,849 million compared to a backlog of $2,809 million at September 25, 2009. Backlog by reportable segment was as follows:

	December 25, 2009	September 25, 2009
	(in millions)
Electronic Components	$1,435	$1,265
Network Solutions	282	290
Specialty Products	355	334
Undersea Telecommunications	777	920

Total	$2,849	$2,809

Commitments and Contingencies

Income Tax Matters

        In prior years, in connection with the Internal Revenue Service ("IRS") audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2005 is probable and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Condensed Consolidated Financial Statements.

        Tyco International continues to complete proposed adjustments to the remainder of its U.S. federal income tax returns and in fiscal 2009 and 2008, proposed certain adjustments to the returns. In addition, in fiscal 2008, Tyco International, Covidien, and we completed and filed certain fiscal 2007 U.S. consolidated federal and state income tax returns which included a combination of Tyco International, Covidien, and our subsidiaries.

        As our tax return positions continue to be updated for periods prior to the separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

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

        It is our understanding that Tyco International has made progress during fiscal 2010 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004.

        We continue to believe that the amounts recorded in our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows for a future period. See Note 11 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

  Securities Proceedings and Settlements

        As previously reported in our periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement among us, Tyco International, and Covidien, any existing or potential liabilities related to this outstanding litigation have been allocated among Tyco International, Covidien, and us. We are responsible for 31% of potential liabilities that may arise upon the settlement of the pending litigation. If Tyco International or Covidien were to default on their obligation to pay their allocated share of these liabilities, however, we would be required to pay additional amounts. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. The liability sharing provisions regarding these class actions are set forth in the Separation and Distribution Agreement.

        In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which we were responsible for 31% of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and us, all of which actions have been settled subsequently. Tyco International has settled all but two of the remaining securities lawsuits, and we were responsible for 31% of the settlement amounts. In fiscal 2009, we recorded reserves representing the best estimate of probable loss for the remaining securities litigation claims subject to the Separation and Distribution Agreement. See Note 11 to the Condensed Consolidated Financial Statements for further information.

        In the prior period covered by this Quarterly Report, we, Tyco International, and Covidien entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and an opt-out case brought by the Commonwealth of Massachusetts Pension Reserves Investment Management Board. During the first quarter of fiscal 2009, pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $9 million, for which no tax benefit was available.

Matters Related to the Our Former Wireless Systems Business

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

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." On September 25, 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. On November 16, 2009, the State filed an answer to the complaint and counterclaim. The counterclaim asserts a claim for breach of contract and alleges that the State has incurred damages in excess of $275 million. We believe that the counterclaim is without merit and intend to vigorously pursue its claims in this matter. The parties are now proceeding with discovery.

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

  Com-Net

        At December 25, 2009, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we not believe that any payment is probable or estimable at this time.

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

        As of December 25, 2009, we had outstanding letters of credit and letters of guarantee in the amount of $388 million, of which $50 million was related to our contract with the State of New York.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 11 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at December 25, 2009 and September 25, 2009. See Notes 9 and 11 to the Condensed Consolidated Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the three months ended December 25, 2009, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance in ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. We adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. We adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 13 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

        In April 2009 and December 2007, the FASB issued guidance in ASC 805, Business Combinations, addressing the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. We adopted the business combination provisions on September 26, 2009. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

        In December 2007, the FASB issued updates to guidance in ASC 810, Consolidation, that address the accounting and reporting framework for noncontrolling interests by a parent company. We adopted the updates on September 26, 2009. As a result of adopting the presentation requirements related to noncontrolling interests, we have retrospectively adjusted our Condensed Consolidated Financial Statements. Adoption of the accounting requirements for noncontrolling interests did not have a material impact on our results of operations, financial position, or cash flows.

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

        The following risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, could also cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2010, except for the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

  Interest Rate Exposures

        During the first quarter of fiscal 2010, we entered into options to enter into interest rate swaps ("swaptions") and forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the anticipated issuance of fixed-rate debt that is probable of occurring when our 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. Also, during the first quarter of fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        See Note 12 to the Condensed Consolidated Financial Statements for further discussion of our exposures to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 25, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2009.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 25, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. The risk factors disclosed in our Annual Report on Form 10-K in addition to other information set forth in this report could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended December 25, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 26-October 23, 2009	3,254	$—	—	$606,379,371
October 24-November 27, 2009	421,641	23.72	348,300	598,117,693
November 28-December 25, 2009	413,629	23.58	412,850	588,381,540

Total	838,524	$23.65	761,150

(1)
This column includes the following transactions which occurred during the fiscal quarter ended December 25, 2009:

(i)
the acquisition of 77,374 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 761,150 common shares, summarized on a trade-date basis, in conjunction with the repurchase program announced in September 2007, which transactions occurred in open market purchases.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An Extraordinary General Meeting of Shareholders ("EGM") of Tyco Electronics Ltd. was held on October 8, 2009 to approve a distribution to shareholders through a capital reduction.

        Proxies for the EGM were solicited pursuant to Regulation 14A under the Exchange Act, and there was no solicitation in opposition to Tyco Electronics Ltd.'s solicitation.

        A total of 352,007,709 common shares (76.73% of 458,777,230 common shares outstanding and entitled to vote as of September 21, 2009, the record date for the EGM) were present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the EGM. The proposals submitted at the EGM were passed as described below. Percentages indicated below reflect the percentage of the total number of common shares voted at the EGM.

        Proposal 1.    To approve a distribution to shareholders through a capital reduction:

        A total of 351,457,313 shares (99.84%) were voted for and 515,633 shares (0.15%) were voted against this proposal. There were 34,763 abstentions and zero broker non-votes.

        Proposal 2.    To approve any postponements or adjournments of the EGM:

        A total of 196,089,210 shares (55.71%) were voted for and 155,865,403 shares (44.28%) were voted against this proposal. There were 53,096 abstentions and zero broker non-votes.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Tyco Electronics Ltd. for the quarterly period ended December 25, 2009, filed on January 28, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text**

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYCO ELECTRONICS LTD.
	By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: January 28, 2010