Form 10-Q
period 2010-03-26
Tyco Electronics Ltd.
filed 2010-04-29
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2010
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

        The number of common shares outstanding as of April 23, 2010 was 453,553,902.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions, except per share data)
Net sales	$2,957	$2,337	$5,849	$5,050
Cost of sales	1,999	1,803	4,050	3,792

Gross margin	958	534	1,799	1,258
Selling, general, and administrative expenses	406	329	774	740
Research, development, and engineering expenses	142	131	280	275
Pre-separation litigation charges, net	—	135	—	144
Restructuring and other charges, net	12	189	78	266
Impairment of goodwill	—	3,547	—	3,547

Operating income (loss)	398	(3,797)	667	(3,714)
Interest income	6	3	10	9
Interest expense	(38)	(41)	(77)	(83)
Other income, net	75	3	83	2

Income (loss) from continuing operations before income taxes	441	(3,832)	683	(3,786)
Income tax (expense) benefit	(135)	594	(204)	580

Income (loss) from continuing operations	306	(3,238)	479	(3,206)
Income (loss) from discontinued operations, net of income taxes	—	1	—	(66)

Net income (loss)	306	(3,237)	479	(3,272)
Less: net income attributable to noncontrolling interests	(2)	(1)	(3)	(3)

Net income (loss) attributable to Tyco Electronics Ltd.	$304	$(3,238)	$476	$(3,275)

Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$304	$(3,239)	$476	$(3,209)
Income (loss) from discontinued operations	—	1	—	(66)

Net income (loss)	$304	$(3,238)	$476	$(3,275)

Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.67	$(7.07)	$1.04	$(6.99)
Income (loss) from discontinued operations	—	—	—	(0.15)

Net income (loss)	$0.67	$(7.07)	$1.04	$(7.14)

Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.66	$(7.07)	$1.03	$(6.99)
Income (loss) from discontinued operations	—	—	—	(0.15)

Net income (loss)	$0.66	$(7.07)	$1.03	$(7.14)

Weighted-average number of shares outstanding:
Basic	457	458	458	459
Diluted	461	458	461	459

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 26, 2010	September 25, 2009
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,839	$1,521
Accounts receivable, net of allowance for doubtful accounts of $41 and $48, respectively	2,042	1,975
Inventories	1,550	1,435
Prepaid expenses and other current assets	527	487
Deferred income taxes	153	161

Total current assets	6,111	5,579
Property, plant, and equipment, net	2,896	3,111
Goodwill	3,175	3,160
Intangible assets, net	397	407
Deferred income taxes	2,539	2,518
Receivable from Tyco International Ltd. and Covidien plc	1,210	1,211
Other assets	224	234

Total Assets	$16,552	$16,220

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$101	$101
Accounts payable	1,304	1,068
Accrued and other current liabilities	1,713	1,243
Deferred revenue	162	203

Total current liabilities	3,280	2,615
Long-term debt	2,313	2,316
Long-term pension and postretirement liabilities	1,089	1,129
Deferred income taxes	174	188
Income taxes	2,365	2,312
Other liabilities	535	634

Total Liabilities	9,756	9,194

Commitments and contingencies (Note 12)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 2.09 par value, at March 26, 2010; 468,215,574 shares authorized and issued, CHF 2.43 par value, at September 25, 2009	599	1,049
Contributed surplus	8,137	8,135
Accumulated deficit	(1,798)	(2,274)
Treasury shares, at cost, 14,699,794 and 9,425,172 shares, respectively	(467)	(349)
Accumulated other comprehensive income	317	455

Total Tyco Electronics Ltd. shareholders' equity	6,788	7,016
Noncontrolling interests	8	10

Total Shareholders' Equity	6,796	7,026

Total Liabilities and Shareholders' Equity	$16,552	$16,220

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 26, 2010	March 27, 2009
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$479	$(3,272)
Loss from discontinued operations, net of income taxes	—	66

Income (loss) from continuing operations	479	(3,206)
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	—	3,547
Non-cash restructuring and other charges, net	16	23
Depreciation and amortization	266	252
Deferred income taxes	155	(679)
Provision for losses on accounts receivable and inventories	—	38
Tax sharing income	(83)	(5)
Other	38	34
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(146)	832
Inventories	(129)	207
Inventoried costs on long-term contracts	(25)	(59)
Prepaid expenses and other current assets	26	215
Accounts payable	260	(544)
Accrued and other current liabilities	4	(156)
Income taxes	—	28
Deferred revenue	(40)	(59)
Other	9	25

Net cash provided by continuing operating activities	830	493
Net cash used in discontinued operating activities	—	(36)

Net cash provided by operating activities	830	457

Cash Flows From Investing Activities:
Capital expenditures	(157)	(209)
Proceeds from sale of property, plant, and equipment	5	7
Acquisition of business, net of cash acquired	(55)	—
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	29
Proceeds from divestiture of businesses, net of cash retained by businesses sold	12	6
Other	(4)	(3)

Net cash used in continuing investing activities	(199)	(170)
Net cash used in discontinued investing activities	—	(2)

Net cash used in investing activities	(199)	(172)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)
Proceeds from long-term debt	—	442
Repayment of long-term debt	—	(119)
Repurchase of common shares	(165)	(152)
Payment of common share dividends and cash distributions to shareholders	(146)	(147)
Transfer to discontinued operations	—	(32)
Other	(2)	(3)

Net cash used in continuing financing activities	(313)	(660)
Net cash provided by discontinued financing activities	—	37

Net cash used in financing activities	(313)	(623)

Effect of currency translation on cash	—	(26)
Net increase (decrease) in cash and cash equivalents	318	(364)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	1
Cash and cash equivalents at beginning of period	1,521	1,090

Cash and cash equivalents at end of period	$1,839	$727

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

2. Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance in ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. The Company adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. The Company adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 14 for additional information related to fair value measurements.

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

3. Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during the quarters and six months ended March 26, 2010 and March 27, 2009:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Restructuring and related charges, net	$14	$183	$65	$260
Loss (gain) on divestitures and impairment of long-lived assets	(2)	6	13	6

	$12	$189	$78	$266

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Electronic Components	$8	$160	$52	$202
Network Solutions	2	8	4	27
Specialty Products	4	12	4	26
Subsea Communications	—	1	2	4

	14	181	62	259
Less: credits in cost of sales	—	2	3	1

Restructuring and related charges, net	$14	$183	$65	$260

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Cash charges	$15	$168	$59	$236
Non-cash charges	(1)	13	3	23

	14	181	62	259
Less: credits in cost of sales	—	2	3	1

Restructuring and related charges, net	$14	$183	$65	$260

Cash Charges

        Activity in the Company's restructuring reserves during the first six months of fiscal 2010 is summarized as follows:

	Balance at September 25, 2009	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at March 26, 2010
	(in millions)
Fiscal 2010 Actions:
Employee severance	$—	$44	$(1)	$—	$(3)	$40
Facility exit costs	—	7	(5)	—	7 (1)	9
Other	—	1	—	—	—	1

Total	—	52	(6)	—	4	50

Fiscal 2009 Actions:
Employee severance	116	—	(58)	(7)	(5)	46
Facility exit costs	3	3	(3)	—	—	3
Other	1	4	(5)	—	—	—

Total	120	7	(66)	(7)	(5)	49

Pre-Fiscal 2009 Actions:
Employee severance	91	—	(37)	1	(5)	50
Facilities exit costs	51	3	(8)	—	(1)	45
Other	8	4	(5)	(1)	—	6

Total	150	7	(50)	—	(6)	101

Total Activity	$270	$66	$(122)	$(7)	$(7)	$200

(1)
Reclassification of $7 million lease obligation from other reserves to restructuring reserves.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Electronic Components and Specialty Products segments. In connection with these actions, during the six months ended March 26, 2010, the Company recorded restructuring charges of $52 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $4 million relating to these initiated actions by completion.

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during the six months ended March 27, 2009, the Company recorded net restructuring charges of $188 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $13 million relating to these initiated actions by completion.

  Pre-Fiscal 2009 Actions

        During the six months ended March 26, 2010 and March 27, 2009, the Company recorded net restructuring charges of $7 million and $48 million, respectively, related to pre-fiscal 2009 actions. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2010 and to incur additional charges, primarily in the Electronic Components segment, of approximately $8 million relating to these actions by completion.

Restructuring and Related Non-Cash Charges

        During the six months ended March 26, 2010 and March 27, 2009, the Company recorded non-cash charges of $3 million and $23 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	March 26, 2010	September 25, 2009
	(in millions)
Electronic Components	$130	$186
Network Solutions	17	27
Specialty Products	10	9
Subsea Communications	43	48

Restructuring reserves	$200	$270

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	March 26, 2010	September 25, 2009
	(in millions)
Accrued and other current liabilities	$163	$231
Other liabilities	37	39

Restructuring reserves	$200	$270

Loss on Divestitures and Impairment of Long-Lived Assets

        In the first quarter of fiscal 2010, in connection with the anticipated sale of the Dulmison connectors and fittings product line, the Company recorded an impairment charge of $12 million related to long-lived assets. In December 2009, the Company completed the sale of this product line which was part of the Company's energy business in the Network Solutions segment for net cash proceeds of $12 million. The divestiture resulted in a pre-tax loss on sale of $1 million.

        During the second quarter of fiscal 2009, the Company completed the sale of the Battery Systems business which was part of the Electronic Components segment and recorded a pre-tax loss on the sale of $6 million. After working capital adjustments, total cash proceeds were $14 million, of which $6 million was received in the second quarter of fiscal 2009.

        The loss on divestitures and the impairment charge are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. The Company has presented the loss on divestitures, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line and the Battery Systems business in continuing operations due to immateriality.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations (Continued)

        The following table reflects net sales, pre-tax loss from discontinued operations, and income taxes for the quarter and six months ended March 27, 2009; there were no such amounts for the quarter and six months ended March 26, 2010:

	For the Quarter Ended	For the Six Months Ended
	March 27, 2009
	(in millions)
Net sales	$119	$215

Pre-tax loss from discontinued operations	$(4)	$(108)
Pre-tax gain on sale of discontinued operations	4	4
Income tax benefit	1	38

Income (loss) from discontinued operations, net of income taxes	$1	$(66)

        Pre-tax loss from discontinued operations for the six months ended March 27, 2009 included pre-tax charges of $111 million related to the Wireless Systems business' contract with the State of New York. See Note 12 for additional information regarding the State of New York contract.

5. Acquisition

        On January 20, 2010, the Company acquired 100% of the outstanding shares of capital stock of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $67 million in cash, including contingent consideration of $6 million to be paid in fiscal 2011 upon completion of certain service requirements by key Sensitive Object managers. Based on an initial evaluation of the range of outcomes for this contingent consideration, the maximum amount payable, on an undiscounted basis, would be $7 million.

        The acquisition complements the Company's existing Touch Systems business, which is primarily focused on commercial and industrial markets. Sensitive Object is reported as part of the Touch Systems business within the Specialty Products segment.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisition (Continued)

        The transaction is accounted for under the provisions of ASC 805, Business Combinations. The allocation of the purchase price of the assets acquired and liabilities assumed based on the recognition and measurement provisions of ASC 805 was as follows:

(in millions)
Cash and cash equivalents	$6
Tangible and other assets	3
Amortizable intangible assets:
Developed technology and patents	11
Reacquired rights	1
Customer contracts and related relationships	1
Goodwill	51

Total assets acquired	73
Liabilities assumed	(6)

Total	$67

        The amortizable intangible assets include developed technology, patents, and reacquired rights having useful lives of eight years and will be amortized based on their contributions to earnings. Also included in amortizable intangible assets are customer contracts and related relationships that will be amortized on a straight-line basis over their expected life of five years. Due to immateriality, no amounts have been allocated to in-process research and development.

        Approximately $51 million has been allocated to goodwill, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Factors contributing to the amount of recognized goodwill are low revenue levels in the years immediately after the acquisition reflecting the early-stage status of Sensitive Object and the amount of future investment required to develop a commercially viable product. Goodwill related to this acquisition is reported in the Specialty Products segment and is not deductible for tax purposes.

        Pro forma information is not presented as the impact on the Company's Condensed Consolidated Statements of Operations is not material.

6. Inventories

        Inventories consisted of the following:

	March 26, 2010	September 25, 2009
	(in millions)
Raw materials	$259	$253
Work in progress	490	439
Finished goods	658	624
Inventoried costs on long-term contracts	143	119

Inventories	$1,550	$1,435

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Specialty Products	Total
	(in millions)
Balance at September 25, 2009	$1,413	$847	$900	$3,160
Acquisition	—	—	51	51
Currency translation	(16)	(10)	(10)	(36)

Balance at March 26, 2010	$1,397	$837	$941	$3,175

        During the second quarter of fiscal 2010, the Company completed the acquisition of Sensitive Object. The acquisition resulted in the recognition of $51 million of goodwill, all of which benefits the Touch Systems business in the Specialty Products segment. See Note 5 for additional information on the acquisition of Sensitive Object.

8. Intangible Assets, Net

        The Company's intangible assets were as follows:

	March 26, 2010				September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	($ in millions)
Intellectual property	$719	$(339)	$380	23 years	$724	$(330)	$394	24 years
Other	21	(4)	17	46 years	17	(4)	13	50 years

Total	$740	$(343)	$397	24 years	$741	$(334)	$407	25 years

        Intangible asset amortization expense was $7 million and $8 million for the quarters ended March 26, 2010 and March 27, 2009, respectively, and $15 million and $16 million for the six months ended March 26, 2010 and March 27, 2009, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2010	$15
Fiscal 2011	30
Fiscal 2012	29
Fiscal 2013	31
Fiscal 2014	30
Fiscal 2015	29
Thereafter	233

$397

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Debt

        Debt was as follows:

	March 26, 2010	September 25, 2009
	(in millions)
6.00% senior notes due 2012(1)	$720	$720
5.95% senior notes due 2014(1)	300	300
6.55% senior notes due 2017(1)	742	744
7.125% senior notes due 2037(1)	475	475
Other	177	178

Total debt	2,414	2,417
Less current portion(2)	101	101

Long-term debt	$2,313	$2,316

(1)
Senior notes are recorded at face amount, net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at March 26, 2010 and September 25, 2009 was comprised of amounts included in other.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At March 26, 2010 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

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

        TEGSA's payment obligations under its senior notes and Credit Facility and the payment obligation of the profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        During the first quarter of fiscal 2010, the Company entered into options to enter into interest rate swaps ("swaptions") and forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the probable issuance of fixed-rate debt when the Company's 6.00% senior notes mature in fiscal 2012. These swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. Also, during the first quarter of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Debt (Continued)

        See Note 13 for additional information on swaptions, forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $2,545 million and $2,420 million at March 26, 2010 and September 25, 2009, respectively.

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

        At March 26, 2010, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million of which $254 million was reflected in other liabilities and $85 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 25, 2009, the liability of $339 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

        At March 26, 2010, the Company had outstanding letters of credit and letters of guarantee in the amount of $390 million, of which $50 million was related to its contract with the State of New York. See Note 12 for additional information regarding the State of New York contract.

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

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Balance at beginning of period	$48	$29	$43	$27
Warranties issued	1	1	3	3
Warranty expirations and changes in estimate	1	5	5	6
Settlements	(3)	(1)	(4)	(2)
Currency translation	(1)	—	(1)	—

Balance at end of period	$46	$34	$46	$34

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the quarters ended March 26, 2010 and March 27, 2009 was as follows:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Service cost	$1	$1	$14	$14
Interest cost	13	15	22	22
Expected return on plan assets	(14)	(16)	(13)	(16)
Amortization of net actuarial loss	8	4	7	4
Settlement/curtailment loss	—	—	—	1

Net periodic benefit cost	$8	$4	$30	$25

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the six months ended March 26, 2010 and March 27, 2009 was as follows:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Service cost	$3	$3	$29	$29
Interest cost	27	29	43	44
Expected return on plan assets	(29)	(31)	(27)	(32)
Amortization of net actuarial loss	16	8	15	7
Settlement/curtailment loss (gain)	2	—	(1)	—

Net periodic benefit cost	$19	$9	$59	$48

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters and six month periods ended March 26, 2010 and March 27, 2009.

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2010 of $3 million for U.S. plans and $90 million for non-U.S. plans. During the six months ended March 26, 2010, the Company contributed $63 million to its U.S. and non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2010. During the six months ended March 26, 2010, the Company contributed $1 million to its postretirement benefit plans.

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

  Securities Proceedings and Settlements

        As previously reported in the Company's periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and the Company. The Company is responsible for 31% of potential liabilities that may arise upon the resolution of remaining pending litigation. In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which the Company was responsible for 31%

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Commitments and Contingencies (Continued)

of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and the Company, all of which actions have been settled subsequently. Nearly all of the remaining securities lawsuits were subsequently settled, and in the second quarter of fiscal 2010, Tyco International reached an agreement in principle to settle the remaining significant lawsuit, Stumpf v. Tyco International Ltd., et al., for $79 million, with the Company being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement will be subject to court approval and may be subject to opt-out claims. As the Company had previously established reserves for this case during the second quarter of fiscal 2009, the agreement in principle did not impact its Condensed Consolidated Statement of Operations.

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

        It is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. In addition, the IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004, and its field examination for this period could be completed within the next twelve months.

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

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 26, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of approximately $12 million to $26 million. As of March 26, 2010, the Company concluded that the best estimate within this range is approximately $15 million, of which $4 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $15 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

  Com-Net

        At March 26, 2010, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

13. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of March 26, 2010 and September 25, 2009. See Note 9 for disclosure of the fair value of debt and Note 14 for additional information on fair value measurements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

        The Company accounts for derivative financial instrument contracts on its Condensed Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are generally recognized as selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions, including amounts excluded from the hedging relationship, of a cash flow hedge are recognized currently, based on the nature of the ineffectiveness, in cost of sales, selling, general, and administrative expenses, or interest expense on the Condensed Consolidated Statements of Operations. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at March 26, 2010, the Company has assessed the likelihood of counterparty default as remote. At this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, the Company utilizes foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions.

        At March 26, 2010 and September 25, 2009, the Company had net assets of $1 million and net liabilities of $1 million, respectively, on the Condensed Consolidated Balance Sheets related to foreign exchange instruments. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

  Interest Rate Risk Management

        The Company issues debt, from time to time, in capital and money markets to fund its operations. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (via fair value hedge designation) and/or convert a portion of variable-rate debt into fixed-rate debt (via cash flow hedge designation). The Company also uses interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation).

        During the first quarter of fiscal 2010, the Company entered into swaptions and forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of fixed-rate debt when the Company's 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. These swaptions and forward starting interest rate swaps were designated as cash flow hedges of the probable interest payments. Premiums of $5 million paid to enter into the swaptions will be recognized as interest expense over the term of the swaptions. As of March 26, 2010, the Company's swaptions and forward starting interest rate swaps were in an asset position of $5 million and $1 million, respectively. The effective portion of swaptions and forward starting interest rate swaps is recorded in accumulated other comprehensive income and will be recognized in earnings as interest expense over the term of the anticipated debt issuance. There were no outstanding interest rate swaps designated as cash flow hedges as of September 25, 2009.

        Also during the first quarter of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this agreement, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on the one month U.S. Dollar London interbank offered rate. As of March 26, 2010, this interest rate swap was in an asset position of $2 million. As of September 25, 2009, the Company had no outstanding interest rate swaps designated as fair value hedges.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums are recognized as a reduction in interest expense over the life of the respective notes. As a result of the termination of the interest rate swaps, the Company recognized reductions in interest expense of $1 million and $2 million during the quarters ended March 26, 2010 and March 27, 2009, respectively, and $3 million and $5 million during the six months ended March 26, 2010 and March 27, 2009, respectively, on the Condensed Consolidated Statements of Operations.

        During fiscal 2007, in anticipation of issuing fixed-rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

interest rate swaps were designated as effective hedges of the probable interest payments. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. As a result of the termination of the forward starting interest rate swaps, the Company recognized interest expense of $2 million and $1 million in the quarters ended March 26, 2010 and March 27, 2009, respectively, and $3 million and $3 million during the six months ended March 26, 2010 and March 27, 2009, respectively, on the Condensed Consolidated Statements of Operations.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,119 million and $1,027 million at March 26, 2010 and September 25, 2009, respectively. The Company reclassified foreign exchange gains of $38 million and $86 million during the quarters ended March 26, 2010 and March 27, 2009, respectively, and gains of $54 million and $21 million during the six months ended March 26, 2010 and March 27, 2009, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At March 26, 2010 and September 25, 2009, the Company's commodity hedges, which related to purchases of gold and silver, were in a gain position of $2 million and $1 million, respectively, and had notional values of $96 million and $29 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months as adjustments to cost of sales.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of March 26, 2010 and September 25, 2009 is summarized below.

	March 26, 2010		September 25, 2009
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$—	$4	$2
Interest rate swaps and swaptions	8	—	—	—
Commodity swap contracts	3	1	1	—

Total derivatives designated as hedging instruments	12	1	5	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	2	2	8	11

Total derivatives	$14	$3	$13	$13

(1)
All foreign currency and commodity swap derivatives in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. As disclosed in Note 14, derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $5 million and $4 million at March 26, 2010 and September 25, 2009, respectively. All interest rate swaps and swaption derivatives are recorded in other assets on the Condensed Consolidated Balance Sheets.

(2)
All foreign currency and commodity swap derivatives in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 14, derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $2 million and $4 million at March 26, 2010 and September 25, 2009, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives Designated as Fair Value Hedges	Location	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Interest rate swaps(1)	Interest expense	$1	$2	$3	$5

(1)
Certain interest rate swaps were terminated in December 2008. See discussion above. Terminated interest rate swaps resulted in a gain of $1 million and $3 million in the quarter and six months ended March 26, 2010, respectively. Interest rate swaps in place at March 26, 2010 had no gain or loss recognized in the Condensed Consolidated Statement of Operations during the quarter and six months ended March 26, 2010.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended March 26, 2010 and March 27, 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended March 26, 2010:
Foreign currency contracts	$1	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	—	Cost of sales	2	Cost of sales	—
Interest rate swaps and swaptions(2)	(3)	Interest expense	(2)	Interest expense	(1)

Total	$(2)		$—		$(1)

For the Quarter Ended March 27, 2009:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	1	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense	(1)	Interest expense	—

Total	$—		$—		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. See discussion above. Terminated forward starting interest rate swaps resulted in losses of $2 million and $1 million reflected in interest expense in the quarters ended March 26, 2010 and March 27, 2009, respectively. Forward starting interest rate swaps in place at March 26, 2010 resulted in losses of $2 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at March 26, 2010 resulted in losses of $1 million in other comprehensive income related to the effective portions of the hedge and losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship during the period.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the six months ended March 26, 2010 and March 27, 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Six Months Ended March 26, 2010:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	4	Cost of sales	3	Cost of sales	—
Interest rate swaps and swaptions(2)	3	Interest expense	(3)	Interest expense	(2)

Total	$6		$—		$(2)

For the Six Months Ended March 27, 2009:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	1	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense	(3)	Interest expense	—

Total	$—		$(2)		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. See discussion above. Terminated forward starting interest rate swaps resulted in losses of $3 million reflected in interest expense during both the six months ended March 26, 2010 and March 27, 2009, respectively. Forward starting interest rate swaps in place at March 26, 2010 resulted in gains of $1 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at March 26, 2010 resulted in gains of $2 million in other comprehensive income related to the effective portions of the hedge and losses of $2 million in interest expense as a result of amounts excluded from the hedging relationship during the period.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives not Designated as Hedging Instruments	Location	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$—	$(5)	$5	$(172)

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

14. Fair Value Measurements

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
March 26, 2010:
Assets:
Commodity swap contracts	$3	$—	$—	$3
Interest rate swaps and swaptions	—	8	—	8
Foreign currency contracts	—	2	—	2
Rabbi trust assets	74	—	—	74

Total assets at fair value	$77	$10	$—	$87

Liabilities:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	1	—	1

Total liabilities at fair value	$1	$1	$—	$2

September 25, 2009:
Assets:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	3	—	3
Rabbi trust assets	76	—	—	76

Total assets at fair value	$77	$3	$—	$80

Liabilities:
Foreign currency contracts	$—	$4	$—	$4

        The Company did not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted futures exchanges (level 1).

  •
  Interest rate swaps and swaptions—Fair value of these assets is determined based on observable inputs other than quoted prices. The positions are primarily valued using market approach models that use readily observable interest rates as their basis (level 2).

  •
  Foreign currency contracts—Fair value of these assets and liabilities is determined using the market approach. Values are based on observable market transactions of spot currency rates and forward rates (level 2).

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Fair Value Measurements (Continued)

  •
  Rabbi trust assets—Rabbi trust assets are principally comprised of fixed income securities that are marked to fair value based on unadjusted quoted prices in active markets (level 1).

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

        As of March 26, 2010, the Company did not have any non-financial assets or liabilities that are measured at fair value.

        During the six months ended March 26, 2010, the Company used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during the first quarter of fiscal 2010 for $12 million. See Note 3 for additional information. There were no impairment charges recorded during the second quarter of fiscal 2010.

15. Income Taxes

        The Company recorded a tax provision of $135 million, an effective income tax rate of 30.6%, for the quarter ended March 26, 2010 and a tax benefit of $594 million, an effective income tax rate of 15.5%, for the quarter ended March 27, 2009. For the six months ended March 26, 2010 and March 27, 2009, the Company recorded a tax provision of $204 million, an effective income tax rate of 29.9%, and a tax benefit of $580 million, an effective income tax rate of 15.3%, respectively. The effective income tax rate for the quarter and six months ended March 26, 2010 reflects a charge of $118 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the effective income tax rate for the quarter and six months ended March 26, 2010 reflects tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the quarter and six months ended March 27, 2009 was impacted by a $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as pre-tax charges related to pre-separation securities litigation, for which no tax benefit was recorded.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 26, 2010, the Company had recorded $1,330 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,248 million was recorded in income taxes and $82 million was

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Income Taxes (Continued)

recorded in accrued and other current liabilities. During the quarter and six months ended March 26, 2010, the Company recognized $89 million and $118 million, respectively, of interest and penalties on the Condensed Consolidated Statements of Operations. As of September 25, 2009, the balance of accrued interest and penalties was $1,215 million, of which $1,214 million was recorded in income taxes and $1 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving with the IRS certain disputed tax adjustments related to Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on these matters within the next twelve months. In addition, the IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004, and its field examination for this period could be completed within the next twelve months. However, the ultimate resolution is uncertain and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Condensed Consolidated Balance Sheet as of March 26, 2010. The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 26, 2010.

16. Other Income, Net

        In the quarters ended March 26, 2010 and March 27, 2009, the Company recorded net other income of $75 million and $3 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The $75 million of income in the second quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest. In the six months ended March 26, 2010, the Company recorded net other income of $83 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the six months ended March 27, 2009, the Company recorded net other income of $2 million, primarily consisting of $5 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $3 million of unrealized losses on rabbi trust assets.

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

  Common Shares Held in Treasury

        At March 26, 2010 and September 25, 2009, all common shares held in treasury were owned by a subsidiary of the Company. Shares held by the subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheet.

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

        In October 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. The Company paid the first installment of the distribution at a rate of $0.16 per share during the quarter ended December 25, 2009. During the quarter ended March 26, 2010, the Company paid the second installment of the distribution at a rate of $0.16 per share. These capital reductions reduced the par value of the Company's common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92).

        In March 2010, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011.

        Upon approval by the shareholders of the cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. The distribution of CHF 0.72 (equivalent to $0.64) per share is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at March 26, 2010. There were no unpaid dividends and distributions to shareholders as of September 25, 2009.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

  Share Repurchase Program

        During the second quarter and first six months of fiscal 2010, the Company purchased approximately 6 million and 7 million, respectively, of its common shares for $147 million and $165 million, respectively. During the second quarter of fiscal 2009, the Company did not purchase any of its common shares. During the first six months of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million and also settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, the Company has purchased approximately 50 million shares for $1,559 million.

18. Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Net income (loss)	$306	$(3,237)	$479	$(3,272)
Currency translation(1)	(106)	(143)	(162)	(486)
Gain (loss) on cash flow hedges, net of income taxes	(4)	—	4	2
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	14	5	20	9

	210	(3,375)	341	(3,747)
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(3)

Comprehensive income (loss) attributable to Tyco Electronics Ltd.	$208	$(3,376)	$338	$(3,750)

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

19. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Tyco Electronics Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Tyco Electronics Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Earnings (Loss) Per Share (Continued)

share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Weighted-average shares outstanding:
Basic	457	458	458	459
Share options and restricted share awards	4	—	3	—

Diluted	461	458	461	459

        Certain share options were not included in the computation of diluted earnings (loss) per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation were 18 million and 27 million as of March 26, 2010 and March 27, 2009, respectively.

        For the quarter and six months ended March 27, 2009, non-vested restricted share awards and unexercised options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculation of diluted loss per share as inclusion of these securities would have been antidilutive. Such shares not included in the computation were 0.2 million and 1 million for the quarter and six months ended March 27, 2009, respectively.

20. Share Plans

        Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $16 million and $12 million during the quarters ended March 26, 2010 and March 27, 2009, respectively, of which $1 million was included in income from discontinued operations for the quarter ended March 27, 2009. Total share-based compensation costs were $31 million and $28 million during the six months ended March 26, 2010 and March 27, 2009, respectively, of which $2 million was included in loss from discontinued operations for the six months ended March 27, 2009. All share-based compensation costs in continuing operations are presented in selling, general, and administrative expenses.

        On March 10, 2010, the Company's shareholders approved a proposal to increase the number of shares issuable under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), by 15 million shares. As of March 26, 2010, there were approximately 17 million shares available under the 2007 Plan.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Share Plans (Continued)

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of March 26, 2010 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	4,252,190	$23.80
Granted	2,322,426	24.64
Vested	(925,789)	21.50
Forfeited	(96,174)	26.09

Non-vested at March 26, 2010	5,552,653	24.49

        As of March 26, 2010, there were $87 million of unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

  Share Options

        A summary of the Company's outstanding share option awards as of March 26, 2010 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 25, 2009	25,635,095	$38.30
Granted	4,019,800	24.67
Exercised	(193,194)	15.18
Expired	(1,924,049)	48.37
Forfeited	(105,693)	24.72

Outstanding at March 26, 2010	27,431,959	35.81	5.2	$88

Vested and non-vested expected to vest at March 26, 2010	26,427,851	$36.29	5.2	$82
Exercisable at March 26, 2010	18,725,200	$41.38	3.5	$36

        As of March 26, 2010, there were $43 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.4 years.

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

        The weighted-average grant-date fair value of options granted during the six months ended March 26, 2010 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the six months then ended were as follows:

Weighted-average grant-date fair value	$6.86
Assumptions:
Expected share price volatility	37%
Risk free interest rate	2.3%
Expected annual dividend per share	$0.64
Expected life of options (years)	5.0

21. Segment Data

        During the second quarter of fiscal 2010, the Undersea Telecommunications segment was renamed Subsea Communications. This segment continues to design, manufacture, install, and maintain undersea communications solutions.

        Net sales by segment for the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Electronic Components	$1,984	$1,280	$3,895	$2,905
Network Solutions	394	402	816	858
Specialty Products	371	346	729	713
Subsea Communications	208	309	409	574

Total(1)	$2,957	$2,337	$5,849	$5,050

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Segment Data (Continued)

        Operating income (loss) by segment for the quarters and six months ended March 26, 2010 and March 27, 2009 were as follows:

	For the Quarters Ended			For the Six Months Ended
	March 26, 2010	March 27, 2009		March 26, 2010	March 27, 2009
	(in millions)
Electronic Components	$262	$(3,654)	(1)	$425	$(3,672)	(1)
Network Solutions	42	21		62	65
Specialty Products	49	(83)	(2)	100	(55)	(2)
Subsea Communications	45	54		80	92
Pre-separation litigation charges, net	—	(135)		—	(144)

Total	$398	$(3,797)		$667	$(3,714)

(1)
Includes charges of $3,435 million related to the impairment of goodwill.

(2)
Includes charges of $112 million related to the impairment of goodwill.

        Segment assets and a reconciliation of segment assets to total assets at March 26, 2010 and September 25, 2009 were as follows:

	March 26, 2010	September 25, 2009
	(in millions)
Electronic Components	$4,468	$4,340
Network Solutions	864	929
Specialty Products	615	624
Subsea Communications	541	628

Total segment assets(1)	6,488	6,521
Other current assets	2,519	2,169
Other non-current assets	7,545	7,530

Total assets	$16,552	$16,220

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and 100%-owned subsidiary of Tyco Electronics Ltd., is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes and Credit Facility, which, including profit sharing notes issued by a subsidiary, are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 26, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,957	$—	$2,957
Cost of sales	—	—	1,999	—	1,999

Gross margin	—	—	958	—	958
Selling, general, and administrative expenses	38	3	365	—	406
Research, development, and engineering expenses	—	—	142	—	142
Restructuring and other charges, net	—	—	12	—	12

Operating income (loss)	(38)	(3)	439	—	398
Interest income	—	—	6	—	6
Interest expense	—	(36)	(2)	—	(38)
Other income, net	—	—	75	—	75
Equity in net income of subsidiaries	346	359	—	(705)	—
Intercompany interest and fees	(4)	26	(22)	—	—

Income before income taxes	304	346	496	(705)	441
Income tax expense	—	—	(135)	—	(135)

Net income	304	346	361	(705)	306
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to Tyco Electronics Ltd.	$304	$346	$359	$(705)	$304

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,337	$—	$2,337
Cost of sales	—	—	1,803	—	1,803

Gross margin	—	—	534	—	534
Selling, general, and administrative expenses	19	3	307	—	329
Research, development, and engineering expenses	—	—	131	—	131
Pre-separation litigation charges, net	135	—	—	—	135
Restructuring and other charges, net	—	—	189	—	189
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(154)	(3)	(3,640)	—	(3,797)
Interest income	—	—	3	—	3
Interest expense	—	(39)	(2)	—	(41)
Other income, net	—	—	3	—	3
Equity in net loss of subsidiaries	(3,081)	(3,056)	—	6,137	—
Equity in net income of subsidiaries of discontinued operations	1	1	—	(2)	—
Intercompany interest and fees	(4)	17	(13)	—	—

Loss from continuing operations before income taxes	(3,238)	(3,080)	(3,649)	6,135	(3,832)
Income tax benefit	—	—	594	—	594

Loss from continuing operations	(3,238)	(3,080)	(3,055)	6,135	(3,238)
Income from discontinued operations, net of income taxes	—	—	1	—	1

Net loss	(3,238)	(3,080)	(3,054)	6,135	(3,237)
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net loss attributable to Tyco Electronics Ltd.	$(3,238)	$(3,080)	$(3,055)	$6,135	$(3,238)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 26, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,849	$—	$5,849
Cost of sales	—	—	4,050	—	4,050

Gross margin	—	—	1,799	—	1,799
Selling, general, and administrative expenses	70	7	697	—	774
Research, development, and engineering expenses	—	—	280	—	280
Restructuring and other charges, net	—	—	78	—	78

Operating income (loss)	(70)	(7)	744	—	667
Interest income	—	—	10	—	10
Interest expense	—	(73)	(4)	—	(77)
Other income, net	—	—	83	—	83
Equity in net income of subsidiaries	554	582	—	(1,136)	—
Intercompany interest and fees	(8)	52	(44)	—	—

Income before income taxes	476	554	789	(1,136)	683
Income tax expense	—	—	(204)	—	(204)

Net income	476	554	585	(1,136)	479
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to Tyco Electronics Ltd.	$476	$554	$582	$(1,136)	$476

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,050	$—	$5,050
Cost of sales	—	—	3,792	—	3,792

Gross margin	—	—	1,258	—	1,258
Selling, general, and administrative expenses	28	4	708	—	740
Research, development, and engineering expenses	—	—	275	—	275
Pre-separation litigation charges, net	144	—	—	—	144
Restructuring and other charges, net	—	—	266	—	266
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(172)	(4)	(3,538)	—	(3,714)
Interest income	—	—	9	—	9
Interest expense	—	(78)	(5)	—	(83)
Other income, net	—	—	2	—	2
Equity in net loss of subsidiaries	(3,018)	(2,964)	—	5,982	—
Equity in net loss of subsidiaries of discontinued operations	(66)	(66)	—	132	—
Intercompany interest and fees	(19)	28	(9)	—	—

Loss from continuing operations before income taxes	(3,275)	(3,084)	(3,541)	6,114	(3,786)
Income tax benefit	—	—	580	—	580

Loss from continuing operations	(3,275)	(3,084)	(2,961)	6,114	(3,206)
Loss from discontinued operations, net of income taxes	—	—	(66)	—	(66)

Net loss	(3,275)	(3,084)	(3,027)	6,114	(3,272)
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net loss attributable to Tyco Electronics Ltd.	$(3,275)	$(3,084)	$(3,030)	$6,114	$(3,275)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of March 26, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,839	$—	$1,839
Accounts receivable, net	—	—	2,042	—	2,042
Inventories	—	—	1,550	—	1,550
Intercompany receivables	34	—	33	(67)	—
Prepaid expenses and other current assets	74	4	449	—	527
Deferred income taxes	—	—	153	—	153

Total current assets	108	4	6,066	(67)	6,111
Property, plant, and equipment, net	—	—	2,896	—	2,896
Goodwill	—	—	3,175	—	3,175
Intangible assets, net	—	—	397	—	397
Deferred income taxes	—	—	2,539	—	2,539
Investment in subsidiaries	7,141	8,773	—	(15,914)	—
Intercompany loans receivable	—	5,690	5,055	(10,745)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,210	—	1,210
Other assets	—	17	207	—	224

Total Assets	$7,249	$14,484	$21,545	$(26,726)	$16,552

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$101	$—	$101
Accounts payable	1	—	1,303	—	1,304
Accrued and other current liabilities	408	62	1,243	—	1,713
Deferred revenue	—	—	162	—	162
Intercompany payables	30	3	34	(67)	—

Total current liabilities	439	65	2,843	(67)	3,280
Long-term debt	—	2,237	76	—	2,313
Intercompany loans payable	14	5,041	5,690	(10,745)	—
Long-term pension and postretirement liabilities	—	—	1,089	—	1,089
Deferred income taxes	—	—	174	—	174
Income taxes	—	—	2,365	—	2,365
Other liabilities	—	—	535	—	535

Total Liabilities	453	7,343	12,772	(10,812)	9,756

Total Shareholders' Equity	6,796	7,141	8,773	(15,914)	6,796

Total Liabilities and Shareholders' Equity	$7,249	$14,484	$21,545	$(26,726)	$16,552

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 26, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(64)	$(29)	$923	$—	$830

Cash Flows From Investing Activities:
Capital expenditures	—	—	(157)	—	(157)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Acquisition of business, net of cash acquired	—	—	(55)	—	(55)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Change in intercompany loans	(8)	29	—	(21)	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	(8)	29	(199)	(21)	(199)

Cash Flows From Financing Activities:
Changes in parent company equity	222	—	(222)	—	—
Repurchase of common shares	—	—	(165)	—	(165)
Payment of cash distributions to shareholders	(150)	—	4	—	(146)
Loan borrowing from parent	—	—	(21)	21	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	72	—	(406)	21	(313)

Net increase in cash and cash equivalents	—	—	318	—	318
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,839	$—	$1,839

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 27, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(47)	$85	$455	$—	$493
Net cash used in discontinued operating activities	—	—	(36)	—	(36)

Net cash provided by (used in) operating activities	(47)	85	419	—	457

Cash Flows From Investing Activities:
Capital expenditures	—	—	(209)	—	(209)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Proceeds from divestiture of discontinued operation, net of cash retained by operations sold	—	—	29	—	29
Proceeds from divestiture of business, net of cash retained by businesses sold	—	—	6	—	6
Change in intercompany loans	(65)	222	—	(157)	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) continuing investing activities	(65)	222	(170)	(157)	(170)
Net cash used in discontinued investing activities	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	(65)	222	(172)	(157)	(172)

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Proceeds from long-term debt	—	442	—	—	442
Repayment of long-term debt	—	(100)	(19)	—	(119)
Changes in parent company equity	411	2	(413)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends	(147)	—	—	—	(147)
Loan borrowing from parent	—	—	(157)	157	—
Transfer to discontinued operations	—	—	(32)	—	(32)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) continuing financing activities	112	(305)	(624)	157	(660)
Net cash provided by discontinued financing activities	—	—	37	—	37

Net cash provided by (used in) financing activities	112	(305)	(587)	157	(623)

Effect of currency translation on cash	—	—	(26)	—	(26)
Net (decrease) increase in cash and cash equivalents	—	2	(366)	—	(364)
Less: net decrease in cash and cash equivalents related to discontinued operations	—	—	1	—	1
Cash and cash equivalents at beginning of period	—	—	1,090	—	1,090

Cash and cash equivalents at end of period	$—	$2	$725	$—	$727

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

Overview

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our") is a leading global provider of engineered electronic components, network solutions, specialty products, and subsea communication systems. We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Subsea Communications. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communication systems and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. Our Electronic Components segment serves both consumer and industrial and infrastructure markets with 70% of sales occurring in the consumer based markets. Our Network Solutions, Specialty Products, and Subsea Communications segments serve primarily industrial and infrastructure based markets.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Overall, our net sales increased 26.5% and 15.8% in the second quarter and first six months of fiscal 2010, respectively, as compared to the same periods of fiscal 2009. Our sales into consumer based markets, particularly in the automotive, appliance, and consumer devices end markets, as well as the industrial and infrastructure based markets in our Electronic Components segment have improved relative to last year but still remain below fiscal 2008 levels. Sales in the industrial and infrastructure end markets served by our Network Solutions and Specialty Products segments were below fiscal 2009 levels on a year to date basis but improved in the second quarter of fiscal 2010 to levels approximating the second quarter of 2009. Revenues and operating income in our Subsea Communications segment remain below fiscal 2009 levels due to lower levels of project activity. In the second half of fiscal 2010, we expects sales in the consumer based markets to be comparable to current levels, modest growth in the industrial and infrastructure based markets, and lower project revenue in our Subsea Communications segment. On a company-wide basis, assuming current foreign exchange rates, net sales are expected to be in the range of $11.8 to $12.0 billion in fiscal 2010, an increase of 15 to 17 percent over the prior year.

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

        Other key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 160 million pounds of copper and approximately 200,000 troy ounces of gold in fiscal 2010. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile. Current year copper and gold prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Copper	Lb.	$3.17	$3.03	$3.09	$2.82
Gold	Troy oz.	$1,077	$843	$1,072	$821
  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the six months ended March 26, 2010 by major currencies invoiced was as follows:

U.S. Dollar	45%
Euro	30
Japanese Yen	8
Chinese Renminbi	5
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

  Divestitures

        In the first quarter of fiscal 2010, in connection with the anticipated sale of the Dulmison connectors and fittings product line, we recorded an impairment charge of $12 million related to long-lived assets. In December 2009, we completed the sale of this product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. The divestiture resulted in a pre-tax loss on sale of $1 million. The Dulmison connectors and fittings product line generated sales of approximately $50 million in fiscal 2009.

        During the second quarter of fiscal 2009, we completed the sale of the Battery Systems business which was part of the Electronic Components segment and recorded a pre-tax loss on the sale of $6 million. After working capital adjustments, total cash proceeds were $14 million, of which $6 million was received in the second quarter of fiscal 2009.

        The loss on divestitures and the impairment charge are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line and the Battery Systems business in continuing operations due to immateriality.

  Acquisition

        On January 20, 2010, we acquired 100% of the outstanding shares of capital stock of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $67 million in cash, including contingent consideration of $6 million to be paid in 2011 upon completion of certain service requirements by key Sensitive Object managers. The acquisition complements our existing Touch Systems business, which is primarily focused on commercial and industrial markets. Sensitive Object is reported as part of our Touch Systems business within the Specialty Products segment.

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

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $200 million during fiscal 2010 through 2012. In the first six months of fiscal 2010, cash spending related to restructuring was $122 million, and we expect total restructuring spending to be approximately $200 million in fiscal 2010, relating to both manufacturing simplification and prior year business resizing. Annualized cost savings related to the manufacturing simplification plan are expected to be approximately $70 million.

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

 Results of Operations

Consolidated Operations

        The following table sets forth results of operations, including percentage of net sales, for the periods shown.

	For the Quarters Ended				For the Six Months Ended
	March 26, 2010		March 27, 2009		March 26, 2010		March 27, 2009
	($ in millions)
Net sales	$2,957	100.0%	$2,337	100.0%	$5,849	100.0%	$5,050	100.0%
Cost of sales	1,999	67.6	1,803	77.2	4,050	69.2	3,792	75.1

Gross margin	958	32.4	534	22.8	1,799	30.8	1,258	24.9
Selling, general, and administrative expenses	406	13.7	329	14.1	774	13.2	740	14.7
Research, development, and engineering expenses	142	4.8	131	5.6	280	4.8	275	5.4
Pre-separation litigation charges, net	—	—	135	5.8	—	—	144	2.9
Restructuring and other charges, net	12	0.4	189	8.1	78	1.3	266	5.3
Impairment of goodwill	—	—	3,547	151.8	—	—	3,547	70.2

Operating income (loss)	398	13.5	(3,797)	(162.5)	667	11.4	(3,714)	(73.5)
Interest income	6	0.2	3	0.1	10	0.2	9	0.2
Interest expense	(38)	(1.3)	(41)	(1.8)	(77)	(1.3)	(83)	(1.6)
Other income, net	75	2.5	3	0.1	83	1.4	2	—

Income (loss) from continuing operations before income taxes	441	14.9	(3,832)	(164.0)	683	11.7	(3,786)	(75.0)
Income tax (expense) benefit	(135)	(4.6)	594	25.4	(204)	(3.5)	580	11.5

Income (loss) from continuing operations	306	10.3	(3,238)	(138.6)	479	8.2	(3,206)	(63.5)
Income (loss) from discontinued operations, net of income taxes	—	—	1	—	—	—	(66)	(1.3)

Net income (loss)	306	10.3	(3,237)	(138.5)	479	8.2	(3,272)	(64.8)
Less: net income attributable to noncontrolling interests	(2)	(0.1)	(1)	—	(3)	(0.1)	(3)	(0.1)

Net income (loss) attributable to Tyco Electronics Ltd.	$304	10.3%	$(3,238)	(138.6)%	$476	8.1%	$(3,275)	(64.9)%

        Net Sales.    Net sales increased $620 million, or 26.5%, to $2,957 million in the second quarter of fiscal 2010 from $2,337 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, net sales increased $799 million, or 15.8%, to $5,849 million, from $5,050 million. On an organic basis, net sales increased $537 million, or 23.0%, in the second quarter of fiscal 2010 and $586 million, or 11.6%, in the first six months of fiscal 2010. The increase primarily resulted from growth in our Electronic Components segment partially offset by declines in our Subsea Communications segment. Foreign currency exchange rates, primarily the Euro, favorably impacted net sales by $111 million, or 4.7%, in the second quarter of fiscal 2010 and $269 million, or 5.3%, in the first six months of fiscal 2010. Price erosion adversely affected net sales by $35 million and $89 million in the second quarter and first six months of fiscal 2010, respectively. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Europe/Middle East/Africa (EMEA)	35%	34%	36%	34%
Asia-Pacific	33	26	33	28
Americas(1)	32	40	31	38

Total	100%	100%	100%	100%

(1)
The Americas includes our Subsea Communications segment.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 26, 2010 versus Net Sales for the Quarter Ended March 27, 2009						Change in Net Sales for the Six Months Ended March 26, 2010 versus Net Sales for the Six Months Ended March 27, 2009
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
EMEA	$175	22.0%	$63	$(2)	$236	29.3%	$174	10.1%	$169	$(3)	$340	19.5%
Asia-Pacific	351	59.4	35	(8)	378	63.6	491	35.7	72	(9)	554	40.1
Americas(3)	11	1.4	13	(18)	6	0.6	(79)	(4.0)	28	(44)	(95)	(4.9)

Total	$537	23.0%	$111	$(28)	$620	26.5%	$586	11.6%	$269	$(56)	$799	15.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Subsea Communications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Electronic Components	67%	55%	67%	58%
Network Solutions	13	17	14	17
Specialty Products	13	15	12	14
Subsea Communications	7	13	7	11

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 26, 2010 versus Net Sales for the Quarter Ended March 27, 2009						Change in Net Sales for the Six Months Ended March 26, 2010 versus Net Sales for the Six Months Ended March 27, 2009
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Electronic Components	$643	50.2%	$77	$(16)	$704	55.0%	$847	29.1%	$187	$(44)	$990	34.1%
Network Solutions	(22)	(5.7)	26	(12)	(8)	(2.0)	(88)	(10.5)	58	(12)	(42)	(4.9)
Specialty Products	15	4.1	10	—	25	7.2	(8)	(1.4)	24	—	16	2.2
Subsea Communications	(99)	(32.8)	(2)	—	(101)	(32.7)	(165)	(28.8)	—	—	(165)	(28.7)

Total	$537	23.0%	$111	$(28)	$620	26.5%	$586	11.6%	$269	$(56)	$799	15.8%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin as a percentage of net sales increased to 32.4% in the second quarter of fiscal 2010 as compared to 22.8% in the same period of fiscal 2009. In the first six months of fiscal 2010, gross margin as a percentage of sales increased to 30.8% from 24.9% in the first six months of fiscal 2009. The increases were due to sales increases and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 13.7% in the second quarter of fiscal 2010 as compared to 14.1% in the same period of fiscal 2009. In the first six months of fiscal 2010, selling, general, and administrative expenses as a percentage of net sales decreased to 13.2% from 14.7% in the first six months of fiscal 2009. First quarter fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding this item, selling, general, and administrative expenses in both the second quarter and first six months of fiscal 2010 decreased as a percentage of net sales as compared to the same periods of fiscal 2009 as a result of increased sales and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales were 4.8% in the second quarter of fiscal 2010 as compared to 5.6% in the second quarter of fiscal 2009. In the first six months of fiscal 2010, research, development, and engineering expenses as a percentage of net sales decreased to 4.8% from 5.4% in the first six months of fiscal 2009. The decreases as a percentage of net sales were attributable to higher net sales in the first six months of fiscal 2010.

        Pre-separation Litigation Charges, Net.    In the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the then remaining securities litigation claims subject to the Separation and Distribution Agreement. As a result, we recorded a pre-tax charge, for which no tax benefit was available, of $116 million for our share of the reserves in the second quarter of fiscal 2009.

        During the prior periods covered by this Quarterly Report, we, Tyco International, and Covidien plc ("Covidien") entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and opt-out cases brought by Franklin Mutual Advisors, LLC and related plaintiffs, the Public Employees' Retirement Association of Colorado, and the Commonwealth of Massachusetts Pension Reserves Investment Management Board. During the second quarter and first six months of fiscal 2009, pursuant to the sharing formula in the

Separation and Distribution Agreement, we recorded charges of $19 million and $28 million, respectively, for which no tax benefit was available.

        See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding pre-separation securities proceedings and settlements.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $12 million in the second quarter of fiscal 2010 as compared to $189 million in the same period of fiscal 2009. In the first six months of fiscal 2010, net restructuring and other charges were $78 million as compared to $266 million in the first six months of fiscal 2009. Total charges, including amounts reflected in cost of sales, decreased $175 million to $12 million in the second quarter of fiscal 2010 from $187 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, total charges, including amounts reflected in cost of sales, decreased $190 million to $75 million from $265 million in the first six months of fiscal 2009. Fiscal 2010 actions primarily relate to headcount reductions in the Electronic Component and Specialty Products segments. Fiscal 2009 actions reduced costs in response to market conditions and primarily related to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. As discussed above, charges in the first six months of fiscal 2010 included a long-lived asset impairment of $12 million and a loss on divestiture of $1 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. Charges in the first six months of fiscal 2009 included a loss on divestiture of $6 million related to the sale of the Battery Systems business which was part of the Electronic Components segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Impairment of Goodwill.    During the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $3,435 million in our Electronic Components segment, of which $2,088 million and $1,347 million related to the Automotive and Communications and Industrial Solutions reporting units, respectively. Also, during the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $112 million in our Specialty Products segment related to the Circuit Protection reporting unit.

        Operating Income (Loss).    Operating income was $398 million in the second quarter of fiscal 2010 as compared to an operating loss of $3,797 million in the same period of fiscal 2009. As discussed above, second quarter fiscal 2010 results included net restructuring and other charges of $12 million; whereas, second quarter fiscal 2009 results included goodwill impairment charges, net restructuring and other charges, and net pre-separation litigation charges of $3,547 million, $187 million, and $135 million, respectively. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin and cost reduction benefits from restructuring actions implemented in fiscal 2009.

        Operating income was $667 million in the first six months of fiscal 2010 as compared to an operating loss of $3,714 million in the first six months of fiscal 2009. Included in operating income for the first six months of fiscal 2010 were net restructuring and other charges of $75 million. In the first six months of fiscal 2009, results included goodwill impairment charges, restructuring and other charges, and pre-separation litigation charges of $3,547 million, $265 million, and $144 million, respectively. Also, fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase in operating income was attributable to increased sales levels and related gross margin and cost reduction benefits from restructuring actions implemented in fiscal 2009.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended			For the Six Months Ended
	March 26, 2010	March 27, 2009		March 26, 2010	March 27, 2009
	($ in millions)
Net sales	$1,984	$1,280		$3,895	$2,905
Operating income (loss)	$262	$(3,654)		$425	$(3,672)
Operating margin	13.2%	NM	(1)	10.9%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Automotive	52%	42%	52%	43%
DataComm	12	17	11	16
Industrial	11	13	10	12
Appliance	7	7	8	7
Computer	6	8	6	8
Consumer Devices	5	6	5	6
Other	7	7	8	8

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 26, 2010 versus Net Sales for the Quarter Ended March 27, 2009						Change in Net Sales for the Six Months Ended March 26, 2010 versus Net Sales for the Six Months Ended March 27, 2009
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$433	77.8%	$55	$—	$488	90.4%	$663	50.8%	$127	$—	$790	63.0%
DataComm	18	8.2	4	(7)	15	7.0	(19)	(4.0)	14	(18)	(23)	(4.9)
Industrial	47	29.4	9	—	56	35.0	33	9.5	20	—	53	15.1
Appliance	51	56.1	4	—	55	60.4	67	33.2	7	—	74	36.8
Computer	18	18.6	2	(1)	19	19.2	11	5.2	5	(3)	13	5.9
Consumer Devices	30	39.2	(1)	(7)	22	28.9	40	21.2	—	(20)	20	10.7
Other	46	45.8	4	(1)	49	49.0	52	23.5	14	(3)	63	28.3

Total	$643	50.2%	$77	$(16)	$704	55.0%	$847	29.1%	$187	$(44)	$990	34.1%

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

  Quarter Ended March 26, 2010 Compared to Quarter Ended March 27, 2009

        In the second quarter of fiscal 2010, Electronic Components' net sales increased $704 million, or 55.0%, to $1,984 million from $1,280 million in the same period of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $77 million, or 6.1%, in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased by $643 million, or 50.2%, in the second quarter of fiscal 2010 over the same period of fiscal 2009 due to growth in all end markets with the automotive end market increasing $433 million.

        Electronic Components' organic net sales growth was 77.8% in the automotive market in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009. The increase was broad-based and resulted from growth of 155% in the Asia-Pacific region, 65% in the Americas region, and 53% in the EMEA region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. We do not expect the replenishment of inventory in the supply chain to be a significant benefit in future periods. In the DataComm market, our organic net sales increased 8.2% in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 due to an increase in sales of our interconnect components to communication equipment manufacturers. In the second quarter of fiscal 2010, our organic net sales increased 29.4% in the industrial market as compared to the second quarter of fiscal 2009 primarily as a result of increased demand for factory automation and other industrial equipment due to increases in capital investments in emerging markets. In the appliance market, our organic net sales growth of 56.1% in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 was due to improved consumer demand across all regions. Our organic net sales growth of 18.6% in the computer market in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 was attributable to rising demand for notebook computers. In the consumer devices market, our organic net sales growth of 39.2% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 was due to an increase in sales to mobile phone manufacturers as well as improving demand for consumer electronics.

        Electronic Components had operating income of $262 million in the second quarter of fiscal 2010 as compared to an operating loss of $3,654 million in the second quarter of fiscal 2009. Segment results included restructuring charges of $8 million and $166 million in the second quarter of fiscal 2010 and 2009, respectively. Also, as discussed above, second quarter fiscal 2009 segment results included goodwill impairment charges of $3,435 million relating to the Automotive and Communications and Industrial Solutions reporting units. Excluding these items, the remaining increase in operating income resulted from the 55.0% increase in sales and related gross margin and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

        Electronic Components' net sales increased $990 million, or 34.1%, to $3,895 million in the first six months of fiscal 2010 from $2,905 million in the same period of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $187 million, or 6.5%, in the first six months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales growth of $847 million, or 29.1%, in the first six months of fiscal 2010 over the first six months of fiscal 2009 was primarily due to growth in the automotive market of $663 million and, to a lesser degree, growth in the appliance, consumer devices, and industrial end markets.

        Our organic net sales growth was 50.8% in the automotive market in the first six months of fiscal 2010 as compared to the same period of fiscal 2009. The increase was broad-based and resulted from growth of 93% in the Asia-Pacific region, 36% in the Americas region, and 37% in the EMEA region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. Our organic net sales decreased 4.0% in the DataComm market in the first six months of fiscal 2010 as compared to the same period of fiscal 2009 as a result of a decline in sales of our interconnect components to communication equipment manufacturers. In the industrial market, our organic net sales increased 9.5% in the first six months of fiscal 2010, as compared to the first six months of fiscal 2009 primarily due to increased demand for factory automation and other industrial equipment in emerging markets. Our organic net sales growth of 33.2% in the appliance market in the first six months of fiscal 2010 as compared to the same period of fiscal 2009 was attributable to improved consumer demand across all regions. In the first six months of fiscal 2010, our organic net sales growth of 5.2% in the computer market as compared to the same period of fiscal 2009 resulted from rising demand for notebook computers. Our organic net sales growth of 21.2% in the consumer devices market in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was due primarily to an increase in sales to mobile phone manufacturers.

        Electronic Components had operating income of $425 million in the first six months of fiscal 2010 as compared to an operating loss of $3,672 million in the first six months of fiscal 2009. Segment results included restructuring charges of $52 million and $208 million in the first six months of fiscal 2010 and 2009, respectively. As discussed above, during the first six months of fiscal 2009, segment results included approximately $3,435 million of goodwill impairment charges. Excluding these items, the remaining increase resulted from the 34.1% increase in sales and related gross margin and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	($ in millions)
Net sales	$394	$402	$816	$858
Operating income	$42	$21	$62	$65
Operating margin	10.7%	5.2%	7.6%	7.6%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Energy	45%	47%	47%	47%
Enterprise Networks	27	23	26	23
Service Providers	27	29	26	29
Other	1	1	1	1

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 26, 2010 versus Net Sales for the Quarter Ended March 27, 2009						Change in Net Sales for the Six Months Ended March 26, 2010 versus Net Sales for the Six Months Ended March 27, 2009
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Energy	$(12)	(6.7)%	$12	$(12)	$(12)	(6.4)%	$(40)	(10.1)%	$30	$(12)	$(22)	(5.5)%
Enterprise Networks	7	7.9	7	—	14	15.2	2	0.7	12	—	14	7.1
Service Providers	(17)	(15.1)	6	—	(11)	(9.4)	(50)	(20.5)	14	—	(36)	(14.6)
Other	—	5.9	1	—	1	20.0	—	3.1	2	—	2	18.2

Total	$(22)	(5.7)%	$26	$(12)	$(8)	(2.0)%	$(88)	(10.5)%	$58	$(12)	$(42)	(4.9)%

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

  Quarter Ended March 26, 2010 Compared to Quarter Ended March 27, 2009

        Network Solutions' net sales decreased $8 million, or 2.0%, to $394 million in the second quarter of fiscal 2010 from $402 million in the second quarter of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $26 million, or 6.7%, in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales decreased $22 million, or 5.7%, in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009.

        In the second quarter of fiscal 2010, our organic net sales decreased 6.7% in the energy market as compared to the second quarter of fiscal 2009 as a result of lower investment levels by utilities and reduced customer inventory levels. Our organic sales in the enterprise networks market increased 7.9% in the second quarter of fiscal 2010 from fiscal 2009 levels as a result of improving demand, primarily in the U.S. and Europe. In the service providers market, our organic net sales decrease of 15.1% in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 was largely due to reduced wireline capital spending by telecommunications companies.

        Network Solutions' operating income increased $21 million to $42 million in the second quarter of fiscal 2010 from $21 million in the same period of fiscal 2009. The increase was primarily the result of the absence of restructuring charges in the second quarter of fiscal 2010 as compared to restructuring charges of $8 million in the second quarter of fiscal 2009 and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

        In the first six months of fiscal 2010, Network Solutions' net sales decreased $42 million, or 4.9%, to $816 million from $858 million in the first six months of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $58 million, or 7.0%, in the first six months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales decreased $88 million, or 10.5%, in the first six months of fiscal 2010 as compared to the same period of fiscal 2009.

        In the energy market, our organic net sales decrease of 10.1% in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was due to lower investment levels by utilities and reduced customer inventory levels. In the enterprise networks market, organic sales in the first six months of fiscal 2010 were relatively flat as compared to the same period of fiscal 2009. In the service providers market, our organic net sales decrease of 20.5% in the first six months of fiscal 2010 from fiscal 2009 levels was primarily attributable to reduced wireline capital spending by telecommunications companies.

        In the first six months of fiscal 2010, Network Solutions' operating income decreased $3 million to $62 million from $65 million in the same period of fiscal 2009. The decrease was attributable to unfavorable absorption of manufacturing costs associated with reduced production levels and inventory reductions and lower sales, partially offset by a decrease in restructuring and other charges of $10 million in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.

  Specialty Products

	For the Quarters Ended			For the Six Months Ended
	March 26, 2010	March 27, 2009		March 26, 2010	March 27, 2009
	($ in millions)
Net sales	$371	$346		$729	$713
Operating income (loss)	$49	$(83)		$100	$(55)
Operating margin	13.2%	NM	(1)	13.7%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
Aerospace, Defense, and Marine	42%	47%	40%	45%
Touch Systems	24	24	24	23
Circuit Protection	18	11	19	14
Medical	16	18	17	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 26, 2010 versus Net Sales for the Quarter Ended March 27, 2009					Change in Net Sales for the Six Months Ended March 26, 2010 versus Net Sales for the Six Months Ended March 27, 2009
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(13)	(8.0)%	$4	$(9)	(5.6)%	$(39)	(11.9)%	$10	$(29)	(9.0)%
Touch Systems	5	6.4	3	8	9.8	6	3.4	6	12	7.3
Circuit Protection	26	67.2	3	29	74.4	35	35.4	5	40	40.8
Medical	(3)	(5.2)	—	(3)	(4.7)	(10)	(7.8)	3	(7)	(5.5)

Total	$15	4.1%	$10	$25	7.2%	$(8)	(1.4)%	$24	$16	2.2%

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

  Quarter Ended March 26, 2010 Compared to Quarter Ended March 27, 2009

        In the second quarter of fiscal 2010, Specialty Products' net sales increased $25 million, or 7.2%, to $371 million from $346 million in the same period of fiscal 2009. The strengthening of certain foreign currencies positively affected net sales by $10 million, or 3.1%, in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased $15 million, or 4.1%, during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.

        Our organic net sales declined 8.0% in the aerospace, defense, and marine market in the second quarter of fiscal 2010 as compared to the same period in fiscal 2009 primarily as a result of weak demand in the marine and commercial aircraft markets. In the touch systems market, our organic net sales growth was 6.4% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 reflecting improved demand in the retail sector particularly in Asia, partially offset by continued weakness in global demand in the gaming sector. On an organic basis, our net sales growth of 67.2% in the circuit protection market during the second quarter of fiscal 2010 as compared to the same period in fiscal 2009 was due primarily to increased demand in the computer, consumer electronics, and automotive sectors. In the medical market, our organic net sales decreased by 5.2% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 due primarily to lower capital spending by healthcare providers.

        Specialty Products' operating income increased $132 million to $49 million in the second quarter of fiscal 2010 from an operating loss of $83 million in the second quarter of fiscal 2009. Second quarter fiscal 2009 results included approximately $112 million of goodwill impairment charges related to the Circuit Protection reporting unit, as discussed above. Excluding this item, the remaining increase in operating income in the second quarter of fiscal 2010 was driven primarily by a decrease in restructuring and other charges of $8 million as compared to the second quarter of fiscal 2009 and an increase in gross margin as a result of the increase in sales and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

        Specialty Products' net sales increased $16 million, or 2.2%, to $729 million from $713 million. The continued strength of certain foreign currencies positively affected net sales by $24 million, or 3.6%, in the first six months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales decreased $8 million, or 1.4%.

        In the aerospace, defense, and marine market, our organic net sales decline of 11.9% in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was due to weak demand in the marine and commercial aircraft markets. Our organic net sales growth of 3.4% in the touch systems market in the first six months of fiscal 2010 over the same period of fiscal 2009 was due to improved demand in the retail sector particularly in Asia, partially offset by continued weakness in global demand in the gaming markets. During the first six months of fiscal 2010, our organic net sales growth of 35.4% in the circuit protection market as compared to the same period in fiscal 2009 resulted from increased demand in the computer, consumer electronics, and automotive sectors. In the medical market, our organic net sales decreased by 7.8% in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 as a result of lower capital spending by healthcare providers.

        Specialty Products' operating income increased $155 million to $100 million in the first six months of fiscal 2010 from an operating loss of $55 million in the same period of fiscal 2009. In the first six months of fiscal 2009, segment results were negatively impacted by $112 million of goodwill impairment charges, as discussed above. Excluding this item, the remaining increase in operating income was due primarily to a decrease in restructuring and other charges of $22 million as compared to the first six months of fiscal 2009 and an increase in gross margin as a result of the increase in sales and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Subsea Communications

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	($ in millions)
Net sales	$208	$309	$409	$574
Operating income	$45	$54	$80	$92
Operating margin	21.6%	17.5%	19.6%	16.0%

        During the second quarter of fiscal 2010, we renamed the Undersea Telecommunications segment Subsea Communications. This segment continues to design, manufacture, install, and maintain undersea communications solutions.

  Quarter Ended March 26, 2010 Compared to Quarter Ended March 27, 2009

        In the second quarter of fiscal 2010, Subsea Communications' net sales decreased $101 million, or 32.7%, to $208 million from $309 million in the same period of fiscal 2009. This decrease resulted from the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        Subsea Communications' operating income decreased $9 million in the second quarter of fiscal 2010 to $45 million from $54 million in the second quarter of fiscal 2009. This decrease was primarily attributable to lower sales in the current year partially offset by an increase in operating margin from favorable execution on projects and recognition of revenue previously deferred as a result of cash collections.

  Six Months Ended March 26, 2010 Compared to Six Months Ended March 27, 2009

        Subsea Communications' net sales decreased $165 million, or 28.7%, to $409 million in the first six months of fiscal 2010 from $574 million in the first six months of fiscal 2009. This decrease resulted from the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        In the first six months of fiscal 2010, Subsea Communications' operating income decreased $12 million to $80 million from $92 million in the same period of fiscal 2009. The decrease resulted from lower sales in the current year partially offset by an increase in operating margin from project mix, favorable execution on projects, and recognition of revenue previously deferred as a result of cash collections.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $32 million in the second quarter of fiscal 2010 as compared to $38 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, net interest expense was $67 million as compared to $74 million in the first six months of fiscal 2009. The decreases were primarily due to lower average debt levels resulting in lower interest expense.

  Other Income, Net

        In the quarters ended March 26, 2010 and March 27, 2009, we recorded net other income of $75 million and $3 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The $75 million of income in the second quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest. In the six months ended March 26, 2010, we recorded net other income of $83 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In the six months ended March 27, 2009, we recorded net other income of $2 million, primarily consisting of $5 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $3 million of unrealized losses on rabbi trust assets.

  Income Taxes

        We recorded a tax provision of $135 million, an effective income tax rate of 30.6%, for the quarter ended March 26, 2010 and a tax benefit of $594 million, an effective income tax rate of 15.5%, for the quarter ended March 27, 2009. For the six months ended March 26, 2010 and March 27, 2009, we recorded a tax provision of $204 million, an effective income tax rate of 29.9%, and a tax benefit of $580 million, an effective income tax rate of 15.3%, respectively. The effective income tax rate for the quarter and six months ended March 26, 2010 reflects a charge of $118 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the effective income tax rate for the quarter and six months ended March 26, 2010 reflects tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the quarter and six months ended March 27, 2009 was impacted by a $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as pre-tax charges related to pre-separation securities litigation, for which no tax benefit was recorded.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        In the second quarter of fiscal 2009, income from discontinued operations was $1 million. Loss from discontinued operations was $66 million in the first six months of fiscal 2009 and included pre-tax charges of $111 million related to the Wireless Systems business' contract with the State of New York.

See Notes 12 and 4 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract and discontinued operations.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Net cash provided by operating activities	$500	$424	$830	$457
Net cash used in investing activities	(135)	(79)	(199)	(172)
Net cash used in financing activities	(220)	(166)	(313)	(623)
Effect of currency translation on cash	(1)	(2)	—	(26)

Net increase (decrease) in cash and cash equivalents	$144	$177	$318	$(364)

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

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Operating income (loss)	$398	$(3,797)	$667	$(3,714)
Impairment of goodwill	—	3,547	—	3,547
Depreciation and amortization	128	125	266	252
Deferred income taxes	102	(609)	155	(679)
Provisions for losses on accounts receivable and inventories	5	11	—	38
Other, net	15	29	54	54
Changes in assets and liabilities, net:
Accounts receivable, net	(70)	337	(146)	832
Inventories	(109)	323	(129)	207
Accounts payable	98	(345)	260	(544)
Other	100	284	(26)	(6)
Interest income	6	3	10	9
Interest expense	(38)	(41)	(77)	(83)
Income tax expense	(135)	594	(204)	580

Net cash provided by continuing operating activities	500	461	830	493
Net cash used in discontinued operating activities	—	(37)	—	(36)

Net cash provided by operating activities	$500	$424	$830	$457

        Net cash provided by continuing operating activities increased $39 million to $500 million in the second quarter of fiscal 2010 as compared to $461 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, net cash provided by continuing operations increased $337 million to $830 million from $493 million in the same period of fiscal 2009. The increases primarily resulted from increases in income levels. The amount of income taxes paid, net of refunds, was $32 million and $10 million, for the second quarter of fiscal 2010 and 2009, respectively, and $48 million and $72 million for the first six months of fiscal 2010 and 2009, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Capital expenditures	$(81)	$(94)	$(157)	$(209)
Proceeds from sale of property, plant, and equipment	3	3	5	7
Acquisition of business, net of cash acquired	(55)	—	(55)	—
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	6	—	29
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	6	12	6
Other	(2)	1	(4)	(3)

Net cash used in continuing investing activities	(135)	(78)	(199)	(170)
Net cash used in discontinued investing activities	—	(1)	—	(2)

Net cash used in investing activities	$(135)	$(79)	$(199)	$(172)

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $13 million in the second quarter of fiscal 2010 to $81 million as compared to $94 million in the second quarter of fiscal 2009. In the first six months of fiscal 2010, capital spending decreased $52 million to $157 million as compared to $209 million in the same period of fiscal 2009. We expect fiscal 2010 capital spending levels to be approximately $400 million.

        During the second quarter of fiscal 2010, we acquired Sensitive Object for a purchase price of $61 million, net of cash acquired, which includes $6 million of contingent consideration to be paid in fiscal 2011.

        In the first quarter of fiscal 2010, we received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line. In the second quarter and first six months of fiscal 2009, we received additional cash proceeds related to working capital of $6 million and $29 million, respectively, in connection with the sale of the Radio Frequency Components and Subsystems and Automotive Radar Sensors businesses which occurred in fiscal 2008. Also, in the second quarter of fiscal 2009, we received cash proceeds of $6 million related to the divestiture of the Battery Systems business.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities:

	For the Quarters Ended		For the Six Months Ended
	March 26, 2010	March 27, 2009	March 26, 2010	March 27, 2009
	(in millions)
Net decrease in commercial paper	$—	$(249)	$—	$(649)
Proceeds from long-term debt	—	251	—	442
Repayment of long-term debt	—	(100)	—	(119)
Repurchase of common shares	(147)	—	(165)	(152)
Payment of common share dividends and cash distributions to shareholders	(72)	(73)	(146)	(147)
Transfer to discontinued operations	—	(32)	—	(32)
Other	(1)	—	(2)	(3)

Net cash used in continuing financing activities	(220)	(203)	(313)	(660)
Net cash provided by discontinued financing activities	—	37	—	37

Net cash used in financing activities	$(220)	$(166)	$(313)	$(623)

        Total debt at March 26, 2010 and September 25, 2009 was $2,414 million and $2,417 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding debt.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At March 26, 2010 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 26, 2010, we were in compliance with all of our Credit Facility and debt covenants and believe that we will continue to be in compliance with these covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes and Credit Facility and the payment obligation of the profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Payments of common share dividends and cash distributions to shareholders were $72 million and $73 million in the second quarter of fiscal 2010 and 2009, respectively. In the first six months of fiscal 2010 and 2009, payments of common share dividends and cash distributions to shareholders were $146 million and $147 million, respectively. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.34 Swiss Francs ("CHF") (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. We paid the first installment of the distribution at a rate of $0.16 per share during the quarter ended December 25, 2009. During the quarter ended March 26, 2010, we paid the second installment of the distribution at a rate of $0.16 per share. These capital reductions reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to

CHF 2.09 (equivalent to $1.92). In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011.

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

        During the second quarter and first six months of fiscal 2010, we purchased approximately 6 million and 7 million, respectively, of our common shares for $147 million and $165 million, respectively. During the second quarter of fiscal 2009, we did not purchase any of our common shares. During the first six months of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million and also settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2,000 million, we have purchased approximately 50 million shares for $1,559 million.

Backlog

        At March 26, 2010, we had a backlog of unfilled orders of $2,896 million compared to a backlog of $2,809 million at September 25, 2009. Backlog by reportable segment was as follows:

	March 26, 2010	September 25, 2009
	(in millions)
Electronic Components	$1,612	$1,265
Network Solutions	294	290
Specialty Products	374	334
Subsea Communications	616	920

Total	$2,896	$2,809

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

        It is our understanding that Tyco International has made progress during fiscal 2010 towards resolving several of the disputed tax issues for the years 1997 through 2000 and it could reach agreement with the IRS on these matters within the next twelve months. In addition, the IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004, and its field examination for this period could be completed within the next twelve months.

        We continue to believe that the amounts recorded in our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows for a future period. See Note 12 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

        In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which we were responsible for 31% of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and us, all of which actions have been settled subsequently. Nearly all of the remaining securities lawsuits were subsequently settled, and in the second quarter of fiscal 2010, Tyco International reached an agreement in principle to settle the remaining significant lawsuit, Stumpf v. Tyco International Ltd., et al., for $79 million, with Tyco Electronics being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement will be subject to court approval and may be subject to opt-out claims. As we had previously established reserves for this case during the second quarter of fiscal 2009, the agreement in principle did not impact our Condensed Consolidated Statement of Operations.

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

  Com-Net

        At March 26, 2010, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we not believe that any payment is probable or estimable at this time.

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

        As of March 26, 2010, we had outstanding letters of credit and letters of guarantee in the amount of $390 million, of which $50 million was related to our contract with the State of New York.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at March 26, 2010 and September 25, 2009. See Notes 10 and 12 to the Condensed Consolidated Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the six months ended March 26, 2010, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2010, except for the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

  Interest Rate Exposures

        During the first six months of fiscal 2010, we entered into options to enter into interest rate swaps ("swaptions") and forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the probable issuance of fixed-rate debt when our 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $300 million. Also, during the first six months of fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        See Note 13 to the Condensed Consolidated Financial Statements for further discussion of our exposures to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 26, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 26, 2010.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 26, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In the second quarter of fiscal 2010, Tyco International reached an agreement in principle to settle the remaining significant lawsuit of its pre-separation securities litigation, Stumpf v. Tyco International Ltd., et al., for $79 million, with Tyco Electronics being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement will be subject to court approval and may be subject to opt-out claims.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009. The risk factors disclosed in our Annual Report on Form 10-K in addition to other information set forth in this report could materially affect our business operations, financial condition, and liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended March 26, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 26, 2009 - January 22, 2010	3,557	$—	—	$588,381,540
January 23 - February 26, 2010	4,327,694	25.46	4,325,800	478,259,608
February 27 - March 26, 2010	1,419,901	25.98	1,419,850	441,365,330

Total	5,751,152	25.59	5,745,650

(1)
This column includes the following transactions which occurred during the fiscal quarter ended March 26, 2010:

(i)
the acquisition of 5,502 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 5,745,650 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

(2)
Our $2.0 billion share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
10.1	Tyco Electronics Ltd. 2007 Stock and Incentive Plan (Amended and Restated as of March 10, 2010) (Incorporated by reference to Exhibit 10.1 to Tyco Electronics Ltd.'s Current Report on Form 8-K, filed March 16, 2010)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of Tyco Electronics Ltd. for the quarterly period ended March 26, 2010, filed on April 29, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text**

*
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

Date: April 29, 2010