Form 10-Q
period 2010-06-25
Tyco Electronics Ltd.
filed 2010-07-23
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2010
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

        The number of common shares outstanding as of July 19, 2010 was 446,967,357.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions, except per share data)
Net sales	$3,084	$2,508	$8,933	$7,558
Cost of sales	2,099	1,921	6,149	5,713

Gross margin	985	587	2,784	1,845
Selling, general, and administrative expenses	375	330	1,149	1,070
Research, development, and engineering expenses	147	130	427	405
Pre-separation litigation (credits) charges	(7)	—	(7)	144
Restructuring and other charges, net	3	63	81	329
Impairment of goodwill	—	—	—	3,547

Operating income (loss)	467	64	1,134	(3,650)
Interest income	4	4	14	13
Interest expense	(38)	(42)	(115)	(125)
Other income, net	42	5	125	7

Income (loss) from continuing operations before income taxes	475	31	1,158	(3,755)
Income tax (expense) benefit	(144)	(6)	(348)	570

Income (loss) from continuing operations	331	25	810	(3,185)
Loss from discontinued operations, net of income taxes	—	(100)	—	(166)

Net income (loss)	331	(75)	810	(3,351)
Less: net income attributable to noncontrolling interests	(1)	(2)	(4)	(5)

Net income (loss) attributable to Tyco Electronics Ltd.	$330	$(77)	$806	$(3,356)

Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$330	$23	$806	$(3,190)
Loss from discontinued operations	—	(100)	—	(166)

Net income (loss)	$330	$(77)	$806	$(3,356)

Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.73	$0.05	$1.77	$(6.97)
Loss from discontinued operations	—	(0.22)	—	(0.36)

Net income (loss)	$0.73	$(0.17)	$1.77	$(7.33)

Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.72	$0.05	$1.75	$(6.97)
Loss from discontinued operations	—	(0.22)	—	(0.36)

Net income (loss)	$0.72	$(0.17)	$1.75	$(7.33)

Weighted-average number of shares outstanding:
Basic	451	458	456	458
Diluted	456	459	460	458

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25, 2010	September 25, 2009
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,815	$1,521
Accounts receivable, net of allowance for doubtful accounts of $39 and $48, respectively	2,216	1,975
Inventories	1,586	1,435
Prepaid expenses and other current assets	563	487
Deferred income taxes	153	161

Total current assets	6,333	5,579
Property, plant, and equipment, net	2,787	3,111
Goodwill	3,155	3,160
Intangible assets, net	398	407
Deferred income taxes	2,419	2,397
Receivable from Tyco International Ltd. and Covidien plc	1,156	1,130
Other assets	221	234

Total Assets	$16,469	$16,018

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$107	$101
Accounts payable	1,394	1,068
Accrued and other current liabilities	1,671	1,243
Deferred revenue	165	203

Total current liabilities	3,337	2,615
Long-term debt	2,308	2,316
Long-term pension and postretirement liabilities	1,077	1,129
Deferred income taxes	237	188
Income taxes	2,183	2,130
Other liabilities	527	634

Total Liabilities	9,669	9,012

Commitments and contingencies (Note 13)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 1.91 par value, at June 25, 2010; 468,215,574 shares authorized and issued, CHF 2.43 par value, at September 25, 2009	599	1,049
Contributed surplus	8,090	8,105
Accumulated deficit	(1,459)	(2,264)
Treasury shares, at cost, 21,690,236 and 9,425,172 shares, respectively	(645)	(349)
Accumulated other comprehensive income	207	455

Total Tyco Electronics Ltd. shareholders' equity	6,792	6,996
Noncontrolling interests	8	10

Total Shareholders' Equity	6,800	7,006

Total Liabilities and Shareholders' Equity	$16,469	$16,018

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 25, 2010	June 26, 2009
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$810	$(3,351)
Loss from discontinued operations, net of income taxes	—	166

Income (loss) from continuing operations	810	(3,185)
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	—	3,547
Non-cash restructuring and other charges, net	16	31
Depreciation and amortization	395	382
Deferred income taxes	275	(685)
Provision for losses on accounts receivable and inventories	(1)	57
Tax sharing income	(126)	(9)
Other	79	49
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(374)	779
Inventories	(261)	471
Inventoried costs on long-term contracts	5	(107)
Prepaid expenses and other current assets	(42)	224
Accounts payable	367	(470)
Accrued and other current liabilities	86	(248)
Income taxes	—	27
Deferred revenue	(35)	(41)
Other	11	7

Net cash provided by continuing operating activities	1,205	829
Net cash used in discontinued operating activities	—	(42)

Net cash provided by operating activities	1,205	787

Cash Flows From Investing Activities:
Capital expenditures	(249)	(270)
Proceeds from sale of property, plant, and equipment	5	9
Acquisition of businesses, net of cash acquired	(70)	—
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	694
Proceeds from divestiture of businesses, net of cash retained by businesses sold	12	16
Other	(20)	(2)

Net cash provided by (used in) continuing investing activities	(322)	447
Net cash used in discontinued investing activities	—	(3)

Net cash provided by (used in) investing activities	(322)	444

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)
Proceeds from long-term debt	—	448
Repayment of long-term debt	—	(461)
Repurchase of common shares	(373)	(152)
Payment of common share dividends and cash distributions to shareholders	(218)	(221)
Transfer to discontinued operations	—	(49)
Other	4	(3)

Net cash used in continuing financing activities	(587)	(1,087)
Net cash provided by discontinued financing activities	—	49

Net cash used in financing activities	(587)	(1,038)

Effect of currency translation on cash	(2)	(21)
Net increase in cash and cash equivalents	294	172
Less: net increase in cash and cash equivalents related to discontinued operations	—	(4)
Cash and cash equivalents at beginning of period	1,521	1,090

Cash and cash equivalents at end of period	$1,815	$1,258

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

  Reclassifications

        During fiscal 2010, in connection with the adoption of updates to guidance in Accounting Standards Codification ("ASC") 810, Consolidation, the Company reclassified certain items on its Condensed Consolidated Financial Statements to conform to the current year presentation. See additional information regarding the Company's adoption of updates to guidance in ASC 810 in Note 3.

2. Correction of Immaterial Errors

        During the third quarter of fiscal 2010, the Company identified certain errors in its accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, in fiscal 2008 and data utilized in the determination of the Company's income tax provision in fiscal 2005 through fiscal 2009.

        In connection with the adoption of the uncertain tax position provisions of ASC 740, the Company failed to reflect, in the calculation of interest and penalties, the impact of the interest component of a prepayment made to the Internal Revenue Service ("IRS") in fiscal 2007. As a result of this error, the Company overstated deferred tax assets, receivable from Tyco International Ltd. and Covidien plc, noncurrent income taxes payable, and other income by $64 million, $81 million, $182 million, and $81 million, respectively, and understated accumulated earnings by $118 million in fiscal 2008. The impacts to other income and receivable from Tyco International Ltd. and Covidien plc result from the shared nature of the tax liabilities pursuant to the Tax Sharing Agreement entered into upon separation from Tyco International Ltd. ("Tyco International").

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Correction of Immaterial Errors (Continued)

        The Company also identified errors in certain reports used, in part, to determine the Company's income tax provision. As a result of these errors, the Company understated income tax expense and overstated deferred tax assets by $9 million, $14 million, $13 million, $12 million, and $9 million in fiscal 2009, 2008, 2007, 2006, and 2005, respectively.

        The Company has evaluated the effects of these errors individually and in the aggregate and determined that its prior period financial statements are not materially misstated. However, the Company has determined that the cumulative effect of correcting these errors in the third quarter of fiscal 2010 would be material to the fiscal 2010 financial statements. Therefore, the Company has corrected these errors in the affected prior periods and presented the results in this quarterly report.

        The following table summarizes the impact of the tax errors discussed above on the Company's Condensed Consolidated Statement of Operations for the quarter and nine months ended June 26, 2009:

	For the Quarter Ended June 26, 2009		For the Nine Months Ended June 26, 2009
	Amounts Previously Reported(1)	As Corrected	Amounts Previously Reported(1)	As Corrected
	(in millions, except per share data)
Income tax (expense) benefit	$(3)	$(6)	$577	$570
Income (loss) from continuing operations	28	25	(3,178)	(3,185)
Net income (loss)	(72)	(75)	(3,344)	(3,351)
Net income (loss) attributable to Tyco Electronics Ltd.	(74)	(77)	(3,349)	(3,356)
Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	26	23	(3,183)	(3,190)
Net income (loss)	(74)	(77)	(3,349)	(3,356)
Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.06	$0.05	$(6.95)	$(6.97)
Net income (loss)	(0.16)	(0.17)	(7.31)	(7.33)
Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.06	$0.05	$(6.95)	$(6.97)
Net income (loss)	(0.16)	(0.17)	(7.31)	(7.33)

(1)
Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810. See Note 3 for additional information regarding the reclassifications.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Correction of Immaterial Errors (Continued)

        The following table summarizes the impact of the tax errors discussed above on the Company's Condensed Consolidated Balance Sheet at September 25, 2009:

	September 25, 2009
	Amounts Previously Reported(1)	As Corrected
	(in millions)
Assets
Deferred income taxes	$2,518	$2,397
Receivable from Tyco International Ltd. and Covidien plc	1,211	1,130
Total Assets	16,220	16,018
Liabilities and Shareholders' Equity
Income taxes	2,312	2,130
Total Liabilities	9,194	9,012
Shareholders' Equity:
Contributed surplus(2)	8,135	8,105
Accumulated deficit(2)	(2,274)	(2,264)
Total Tyco Electronics Ltd. shareholders' equity	7,016	6,996
Total Shareholders' Equity	7,026	7,006
Total Liabilities and Shareholders' Equity	16,220	16,018

(1)
Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810. See Note 3 for additional information regarding the reclassifications.

(2)
The correction of the tax errors discussed above resulted in an increase in accumulated earnings of $19 million and a decrease in contributed surplus of $30 million at September 27, 2008. For periods prior to the Company's separation from Tyco International, the impact of the errors was charged to contributed surplus.

        The following table summarizes the impact of the tax errors discussed above on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended June 26, 2009:

	For the Nine Months Ended June 26, 2009
	Amounts Previously Reported(1)	As Corrected
	(in millions)
Cash Flows From Operating Activities:
Net loss	$(3,344)	$(3,351)
Loss from continuing operations	(3,178)	(3,185)
Adjustments to reconcile net cash provided by operating activities:
Deferred income taxes	(692)	(685)

(1)
Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810. See Note 3 for additional information regarding the reclassifications.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance in ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. The Company adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. The Company adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 15 for additional information related to fair value measurements.

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

4. Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during the quarters and nine months ended June 25, 2010 and June 26, 2009:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Restructuring and related charges, net	$3	$60	$68	$320
Loss on divestitures and impairment of long-lived assets	—	3	13	9

	$3	$63	$81	$329

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Electronic Components	$4	$43	$56	$245
Network Solutions	(1)	15	3	42
Specialty Products	1	1	5	27
Subsea Communications	(1)	1	1	5

	3	60	65	319
Less: credits in cost of sales	—	—	3	1

Restructuring and related charges, net	$3	$60	$68	$320

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Cash charges	$2	$54	$61	$290
Non-cash charges	1	6	4	29

	3	60	65	319
Less: credits in cost of sales	—	—	3	1

Restructuring and related charges, net	$3	$60	$68	$320

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Restructuring and Other Charges, Net (Continued)

Cash Charges

        Activity in the Company's restructuring reserves during the first nine months of fiscal 2010 is summarized as follows:

	Balance at September 25, 2009	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at June 25, 2010
	(in millions)
Fiscal 2010 Actions:
Employee severance	$—	$45	$(3)	$—	$(6)	$36
Facility exit costs	—	8	(6)	—	7 (1)	9
Other	—	2	(1)	—	—	1

Total	—	55	(10)	—	1	46

Fiscal 2009 Actions:
Employee severance	116	—	(66)	(8)	(6)	36
Facility exit costs	3	3	(3)	—	—	3
Other	1	6	(7)	—	—	—

Total	120	9	(76)	(8)	(6)	39

Pre-Fiscal 2009 Actions:
Employee severance	91	—	(50)	—	(9)	32
Facilities exit costs	51	2	(11)	—	(2)	40
Other	8	4	(5)	(1)	(1)	5

Total	150	6	(66)	(1)	(12)	77

Total Activity	$270	$70	$(152)	$(9)	$(17)	$162

(1)
Reflects reclassification of $7 million lease obligation from other reserves to restructuring reserves.

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Electronic Components and Specialty Products segments. In connection with these actions, during the nine months ended June 25, 2010, the Company recorded restructuring charges of $55 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $3 million relating to these initiated actions by completion.

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during the nine months ended June 25, 2010 and June 26, 2009, the Company recorded net restructuring charges of $1 million and $231 million, respectively, primarily related to employee severance and benefits. The Company expects

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Restructuring and Other Charges, Net (Continued)

to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $14 million relating to these initiated actions by completion.

  Pre-Fiscal 2009 Actions

        During the nine months ended June 25, 2010 and June 26, 2009, the Company recorded net restructuring charges of $5 million and $59 million, respectively, related to pre-fiscal 2009 actions. The Company expects to complete all restructuring activities commenced in fiscal 2008 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $5 million relating to these actions by completion. As of June 25, 2010, the remaining restructuring reserves related to 2002 actions were $39 million, related to exited lease facilities in the Subsea Communications segment. The Company expects that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Restructuring and Related Non-Cash Charges

        During the nine months ended June 25, 2010 and June 26, 2009, the Company recorded non-cash charges of $4 million and $29 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	June 25, 2010	September 25, 2009
	(in millions)
Electronic Components	$103	$186
Network Solutions	12	27
Specialty Products	8	9
Subsea Communications	39	48

Restructuring reserves	$162	$270

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	June 25, 2010	September 25, 2009
	(in millions)
Accrued and other current liabilities	$131	$231
Other liabilities	31	39

Restructuring reserves	$162	$270

Loss on Divestitures and Impairment of Long-Lived Assets

        In the first quarter of fiscal 2010, the Company completed the sale of the Dulmison connectors and fittings product line which was part of the Company's energy business in the Network Solutions

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Restructuring and Other Charges, Net (Continued)

segment for net cash proceeds of $12 million. The divestiture resulted in an impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $1 million, respectively.

        The Company recorded a pre-tax loss on divestiture and impairment of long-lived assets of $3 million and $9 million during the quarter and nine months ended June 26, 2009, respectively, primarily related to the sale of the Battery Systems business which occurred during the second quarter of fiscal 2009. The Battery Systems business, which was part of the Electronic Components segment, was sold for net cash proceeds of $14 million after working capital adjustments.

        The loss on divestitures and impairment charges are reflected in restructuring and other charges, net on the Condensed Consolidated Statements of Operations. The Company has presented the loss on divestitures, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line and the Battery Systems business in continuing operations due to immateriality.

5. Discontinued Operations

        In May 2009, the Company completed the sale of its Wireless Systems business for $665 million in net cash proceeds and recognized a pre-tax gain of $55 million on the transaction. This business met the held for sale and discontinued operations criteria and has been included in discontinued operations in fiscal 2009. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems business was a component of the former Wireless Systems segment.

        The following table reflects net sales, pre-tax loss from discontinued operations, pre-tax gain on sale of discontinued operations, and income taxes for the quarter and nine months ended June 26, 2009; there were no such amounts during the quarter and nine months ended June 25, 2010:

	For the Quarter Ended June 26, 2009	For the Nine Months Ended June 26, 2009
	(in millions)
Net sales	$47	$262

Pre-tax loss from discontinued operations	$(22)	$(130)
Pre-tax gain on sale of discontinued operations	55	59
Income tax provision	(133)	(95)

Loss from discontinued operations, net of income taxes	$(100)	$(166)

        Pre-tax loss from discontinued operations for the nine months ended June 26, 2009 included pre-tax charges of $111 million related to the Wireless Systems business' contract with the State of New York. See Note 13 for additional information regarding the State of New York contract.

6. Acquisitions

        On May 14, 2010, the Company acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash. The assets acquired, primarily definite-lived intangible assets, inventory, and property, plant, and equipment, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment. The acquisition was not material to the Company's Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Acquisitions (Continued)

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

        The Sensitive Object acquisition complements the Company's existing Touch Systems business, which is primarily focused on commercial and industrial markets. Sensitive Object is reported as part of the Touch Systems business within the Specialty Products segment.

        The Sensitive Object transaction is accounted for under the provisions of ASC 805, Business Combinations. The allocation of the purchase price of the assets acquired and liabilities assumed based on the recognition and measurement provisions of ASC 805 was as follows:

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

        Approximately $51 million has been allocated to goodwill, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Factors contributing to the recognized goodwill are low revenue levels in the years immediately following the acquisition reflecting the early-stage status of Sensitive Object's technology and the amount of future investment required to develop a commercially viable product. Goodwill related to this acquisition is reported in the Specialty Products segment and is not deductible for tax purposes.

        Pro forma information is not presented as the impact of the Sensitive Object acquisition on the Company's Condensed Consolidated Statements of Operations is not material.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Inventories

        Inventories consisted of the following:

	June 25, 2010	September 25, 2009
	(in millions)
Raw materials	$256	$253
Work in progress	509	439
Finished goods	708	624
Inventoried costs on long-term contracts	113	119

Inventories	$1,586	$1,435

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Electronic Components	Network Solutions	Specialty Products	Total
	(in millions)
Balance at September 25, 2009	$1,413	$847	$900	$3,160
Acquisition	—	—	51	51
Currency translation	(25)	(15)	(16)	(56)

Balance at June 25, 2010	$1,388	$832	$935	$3,155

        During the second quarter of fiscal 2010, the Company completed the acquisition of Sensitive Object. The acquisition resulted in the recognition of $51 million of goodwill, all of which benefits the Touch Systems business in the Specialty Products segment. See Note 6 for additional information on the acquisition of Sensitive Object.

9. Intangible Assets, Net

        The Company's intangible assets were as follows:

	June 25, 2010			September 25, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$728	$(347)	$381	$724	$(330)	$394
Other	21	(4)	17	17	(4)	13

Total	$749	$(351)	$398	$741	$(334)	$407

        Intangible asset amortization expense was $8 million and $7 million for the quarters ended June 25, 2010 and June 26, 2009, respectively, and $23 million for each of the nine months ended June 25, 2010 and June 26, 2009.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2010	$8
Fiscal 2011	31
Fiscal 2012	31
Fiscal 2013	31
Fiscal 2014	31
Fiscal 2015	30
Thereafter	236

$398

10. Debt

        Debt was as follows:

	June 25, 2010	September 25, 2009
	(in millions)
6.00% senior notes due 2012(1)	$720	$720
5.95% senior notes due 2014(1)	300	300
6.55% senior notes due 2017(1)	741	744
7.125% senior notes due 2037(1)	475	475
Other	179	178

Total debt	2,415	2,417
Less current portion(2)	107	101

Long-term debt	$2,308	$2,316

(1)
Senior notes are recorded at face amount, net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at June 25, 2010 and September 25, 2009 was comprised of amounts included in other.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At June 25, 2010 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Debt (Continued)

        TEGSA's payment obligations under its senior notes and Credit Facility and the payment obligation of the profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        During the first nine months of fiscal 2010, the Company purchased options to enter into interest rate swaps ("swaptions") and entered into forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the probable issuance of fixed-rate debt when the Company's 6.00% senior notes mature in fiscal 2012. These swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million. Also, during the first nine months of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes.

        See Note 14 for additional information on swaptions, forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $2,641 million and $2,420 million at June 25, 2010 and September 25, 2009, respectively.

11. Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation from Tyco International on June 29, 2007, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien plc ("Covidien"). Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled in cash by the Company with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees.

        At June 25, 2010, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million of which $254 million was reflected in other liabilities and $85 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 25, 2009, the liability of $339 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Guarantees (Continued)

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

        At June 25, 2010, the Company had outstanding letters of credit and letters of guarantee in the amount of $377 million, of which $50 million was related to its contract with the State of New York. See Note 13 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 13, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. Although the Company disputes that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Balance at beginning of period	$46	$34	$43	$27
Warranties issued	2	5	5	8
Warranty expirations and changes in estimate, net	4	1	9	7
Settlements	(3)	(5)	(7)	(7)
Currency translation	(1)	—	(2)	—

Balance at end of period	$48	$35	$48	$35

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the quarters ended June 25, 2010 and June 26, 2009 was as follows:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Service cost	$1	$2	$15	$15
Interest cost	14	15	21	23
Expected return on plan assets	(15)	(15)	(14)	(16)
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net actuarial loss	9	3	8	3
Settlement/curtailment gain	—	—	(1)	—

Net periodic benefit cost	$9	$5	$28	$24

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the nine months ended June 25, 2010 and June 26, 2009 was as follows:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Service cost	$4	$5	$44	$44
Interest cost	41	44	64	67
Expected return on plan assets	(44)	(46)	(41)	(48)
Amortization of prior service costs	—	—	(1)	(1)
Amortization of net actuarial loss	25	11	23	10
Settlement/curtailment loss (gain)	2	—	(2)	—

Net periodic benefit cost	$28	$14	$87	$72

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters and nine months ended June 25, 2010 and June 26, 2009.

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2010 of $3 million for U.S. plans and $90 million for non-U.S. plans. During the nine months ended June 25, 2010, the Company contributed $2 million to its U.S. plans and $73 million its non-U.S. plans.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans (Continued)

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2010. During the nine months ended June 25, 2010, the Company contributed $1 million to its postretirement benefit plans.

13. Commitments and Contingencies

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

  Securities Proceedings and Settlements

        As previously reported in the Company's periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Commitments and Contingencies (Continued)

purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and the Company. The Company is responsible for 31% of potential liabilities that may arise upon the resolution of remaining pending litigation. In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which the Company was responsible for 31% of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and the Company, all of which actions have been settled subsequently. In the third quarter of fiscal 2010, Tyco International settled the remaining significant securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million, with the Company being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement agreement provides that a portion of the settlement fund will be set aside for potential opt-out claims. The Company cannot predict presently if any opt-out claims will be made and whether opt-out claims will exceed the amount allocated for such claims, requiring the Company to fund any portion under the sharing formula in the Separation and Distribution Agreement. During the second quarter of fiscal 2009, the Company recorded reserves totaling $375 million representing the best estimate of probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement. As of June 25, 2010, there were no remaining significant securities lawsuits outstanding and the Company concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, the Company recorded income of $7 million during the third quarter of fiscal 2010.

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the Securities and Exchange Commission ("SEC") the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, the Company's baseline review has revealed that some of the Company's former business practices may not comply with FCPA requirements. At this time, the Company cannot predict the outcome of these matters and other allegations reported to regulatory and law enforcement authorities and therefore cannot estimate the range of potential loss or extent of risk, if any, that may result from an adverse resolution of these matters. However, it is possible that the Company may be required to pay judgments, suffer penalties, or incur settlements in amounts that may have a material adverse effect on the Company's results of operations, financial position, or cash flows. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

        As the Company's tax return positions continue to be updated for periods prior to the separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded in shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the separation.

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

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 25, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $12 million to $24 million. As of June 25, 2010, the Company concluded that the best estimate within this range is $14 million, of which $3 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $14 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in loss from discontinued operations on the Condensed Consolidated Statement of Operations as a result of the Company's sale of the Wireless Systems business. See Note 5 for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet.

  Com-Net

        At June 25, 2010, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

14. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of June 25, 2010 and September 25, 2009. See Note 10 for disclosure of the fair value of debt and Note 15 for additional information on fair value measurements.

        The Company uses derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

        The Company accounts for derivative financial instrument contracts on its Condensed Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are generally recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions, including amounts excluded from the hedging relationship, of a cash flow hedge are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at June 25, 2010, the Company has assessed the likelihood of counterparty default as remote. The Company currently provides guarantees from a wholly-owned subsidiary to the counterparties to its commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative instruments, at this time, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments.

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

        The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation).

        During the first nine months of fiscal 2010, the Company purchased swaptions and entered into forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of fixed-rate debt when the Company's 6.00% senior notes mature in fiscal 2012. These swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million. These swaptions and forward starting interest rate swaps were designated as cash flow hedges of the probable interest payments. Premiums of $6 million paid to enter into the swaptions will be recognized as interest expense over the term of the swaptions. As of June 25, 2010, the Company's swaptions were in an asset position of $3 million and the forward starting interest rate swaps were in a liability position of $5 million. The effective portion of swaptions and forward starting interest rate swaps is recorded in accumulated other comprehensive income and will be recognized in earnings as interest expense over the term of the anticipated debt issuance. There were no outstanding interest rate swaps designated as cash flow hedges as of September 25, 2009.

        Also during the first nine months of fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this agreement, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest based on the one month U.S. Dollar London interbank offered rate. As of June 25, 2010, this interest rate swap was in an asset position of $2 million. As of September 25, 2009, the Company had no outstanding interest rate swaps designated as fair value hedges.

        During the first quarter of fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums are recognized as a reduction in interest expense over the life of the respective notes. As a result of the termination of the interest rate swaps, the Company recognized reductions in interest expense of $2 million during the quarters ended June 25, 2010 and June 26, 2009 and $5 million and $7 million during the nine months ended June 25, 2010 and June 26, 2009, respectively, on the Condensed Consolidated Statements of Operations.

        During fiscal 2007, in anticipation of issuing fixed-rate debt, the Company entered into and, concurrent with the Company's fixed-rate debt issuance, terminated forward starting interest rate swaps to hedge the variability in interest expense that would result from changes in interest rates between the date of the swap and the Company's anticipated date of issuing fixed-rate debt. These forward starting interest rate swaps were designated as effective hedges of the probable interest payments. Upon the issuance of the Company's senior notes in September 2007, these swaps were terminated for a cash payment of $54 million. The effective portion of these swaps of $53 million was recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the remaining term of the related debt instruments. The Company recognized interest expense of $1 million and $2 million in the quarters ended June 25, 2010 and June 26, 2009, respectively, and $4 million and $5 million during the nine months ended June 25, 2010 and June 26, 2009, respectively, on the Condensed Consolidated Statements of Operations, related to the terminated forward starting interest rate swaps.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

        The Company also utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposure on cash and cash equivalents. Premiums received related to swaptions are recognized as interest income over the term of the swaptions. Ineffectiveness that may arise is recognized prospectively in interest income. The effective portion of the derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and will be recognized in earnings as interest income over the term of the instrument. Premiums received, ineffective amounts recognized in earnings, and amounts recorded in accumulated other comprehensive income were not material during the quarter and nine months ended June 25, 2010. The fair value of the contracts was not material as of June 25, 2010; no such contracts existed as of September 25, 2009.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,426 million and $1,027 million at June 25, 2010 and September 25, 2009, respectively. The Company reclassified foreign exchange gains of $28 million and losses of $38 million during the quarters ended June 25, 2010 and June 26, 2009, respectively, and gains of $82 million and losses of $17 million during the nine months ended June 25, 2010 and June 26, 2009, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 19.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 25, 2010 and September 25, 2009, the Company's commodity hedges had notional values of $102 million and $29 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of June 25, 2010 and September 25, 2009 is summarized below.

	June 25, 2010		September 25, 2009
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$—	$4	$2
Interest rate swaps and swaptions	5	5	—	—
Commodity swap contracts(3)	11	—	1	—

Total derivatives designated as hedging instruments	17	5	5	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	2	1	8	11

Total derivatives	$19	$6	$13	$13

(1)
All foreign currency and commodity swap derivatives in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. As disclosed in Note 15, derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $13 million and $4 million at June 25, 2010 and September 25, 2009, respectively. Interest rate swap and swaption derivatives in asset positions totaled $5 million at June 25, 2010 and are recorded in other assets on the Condensed Consolidated Balance Sheets.

(2)
All foreign currency and commodity swap derivatives in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet, except where a right of offset against asset positions exists. As disclosed in Note 15, derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $4 million at September 25, 2009. Derivative instruments in accrued and other current liabilities at June 25, 2010 were not material. All interest rate swap derivatives in liability positions totaled $5 million at June 25, 2010 and are recorded in other liabilities on the Condensed Consolidated Balance Sheets.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives Designated as Fair Value Hedges	Location	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2	$5	$7

(1)
Certain interest rate swaps were terminated in December 2008. See discussion above. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at June 25, 2010 had no gain or loss recognized in the Condensed Consolidated Statement of Operations during the quarter and nine months ended June 25, 2010.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended June 25, 2010 and June 26, 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended June 25, 2010:
Foreign currency contracts	$—	Cost of sales	$1	Cost of sales(1)	$—
Commodity swap contracts	13	Cost of sales	4	Cost of sales	—
Interest rate swaps and swaptions(2)	(8)	Interest expense	(1)	Interest expense	(1)

Total	$5		$4		$(1)

For the Quarter Ended June 26, 2009:
Foreign currency contracts	$—	Cost of sales	$(2)	Cost of sales(1)	$—
Commodity swap contracts	—	Cost of sales	1	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense	(2)	Interest expense	—

Total	$—		$(3)		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. See discussion above. Terminated forward starting interest rate swaps resulted in losses of $1 million and $2 million reflected in interest expense in the quarters ended June 25, 2010 and June 26, 2009, respectively. Forward starting interest rate swaps in place at June 25, 2010 resulted in losses of $6 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at June 25, 2010 resulted in losses of $2 million in other comprehensive income related to the effective portions of the hedge and losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship during the period.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the nine months ended June 25, 2010 and June 26, 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Nine Months Ended June 25, 2010:
Foreign currency contracts	$(1)	Cost of sales	$1	Cost of sales(1)	$—
Commodity swap contracts	17	Cost of sales	7	Cost of sales	—
Interest rate swaps and swaptions(2)	(5)	Interest expense	(4)	Interest expense	(3)

Total	$11		$4		$(3)

For the Nine Months Ended June 26, 2009:
Foreign currency contracts	$(1)	Cost of sales	$(2)	Cost of sales(1)	$—
Commodity swap contracts	1	Cost of sales	2	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense	(5)	Interest expense	—

Total	$—		$(5)		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. See discussion above. Terminated forward starting interest rate swaps resulted in losses of $4 million and $5 million reflected in interest expense during the nine months ended June 25, 2010 and June 26, 2009, respectively. Forward starting interest rate swaps in place at June 25, 2010 resulted in losses of $5 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at June 25, 2010 resulted in no gains or losses in other comprehensive income related to the effective portions of the hedge and losses of $3 million in interest expense as a result of amounts excluded from the hedging relationship during the period.

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives not Designated as Hedging Instruments	Location	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$7	$(4)	$12	$(176)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Financial Instruments (Continued)

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

15. Fair Value Measurements

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

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies, and similar techniques that use significant unobservable inputs.

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
June 25, 2010:
Assets:
Commodity swap contracts	$11	$—	$—	$11
Interest rate swaps and swaptions	—	5	—	5
Foreign currency contracts	—	2	—	2
Rabbi trust assets	7	77	—	84

Total assets at fair value	$18	$84	$—	$102

Liabilities:
Interest rate swaps and swaptions	$—	$5	$—	$5

September 25, 2009:
Assets:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	3	—	3
Rabbi trust assets	7	69	—	76

Total assets at fair value	$8	$72	$—	$80

Liabilities:
Foreign currency contracts	$—	$4	$—	$4

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Fair Value Measurements (Continued)

        The Company did not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted prices on futures exchanges (level 1).

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

  •
  Rabbi trust assets—Rabbi trust assets are principally comprised of equity securities that are marked to fair value based on unadjusted quoted prices in active markets (level 1) and fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2). During the third quarter of fiscal 2010, the Company concluded that fixed income securities reflect level 2 valuations and corrected amounts presented in fiscal 2009 to conform to the current year presentation.

        The majority of derivatives entered into by the Company are valued using the over-the-counter quoted market prices for similar instruments. The Company does not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity.

        The Company adopted fair value recognition, measurement, and disclosure provisions for non-financial assets and liabilities on September 26, 2009. Assets and liabilities subject to this new guidance primarily include goodwill, indefinite-lived intangible assets, and long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities measured at fair value in business combinations. Adoption of these provisions did not have a material impact on the Company's results of operations, financial position, or cash flows.

        As of June 25, 2010, the Company did not have any non-financial assets or liabilities that are measured at fair value.

        During the nine months ended June 25, 2010, the Company used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during the first quarter of fiscal 2010 for $12 million. See Note 4 for additional information. There were no impairment charges recorded during the third quarter of fiscal 2010.

16. Income Taxes

        The Company recorded a tax provision of $144 million and $6 million, an effective income tax rate of 30.3% and 19.4%, for the quarters ended June 25, 2010 and June 26, 2009, respectively. The

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes (Continued)

effective income tax rate for the quarter ended June 25, 2010 reflects a charge of $124 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the quarter ended June 25, 2010 reflects tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the quarter ended June 26, 2009 reflects the tax benefits recognized in connection with fiscal 2009 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest and taxes related to uncertain tax positions.

        For the nine months ended June 25, 2010 and June 26, 2009, the Company recorded a tax provision of $348 million, an effective income tax rate of 30.1%, and a tax benefit of $570 million, an effective income tax rate of 15.2%, respectively. The effective income tax rate for the nine months ended June 25, 2010 reflects a charge of $242 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the nine months ended June 25, 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations and tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the nine months ended June 26, 2009 was impacted by a $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized, as well as a $144 million pre-tax charge related to pre-separation securities litigation, for which no tax benefit was recorded.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 25, 2010, the Company had recorded $1,202 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,114 million was recorded in income taxes and $88 million was recorded in accrued and other current liabilities. During the quarter and nine months ended June 25, 2010, the Company recognized $57 million and $175 million, respectively, of interest and penalties on the Condensed Consolidated Statements of Operations. As of September 25, 2009, the balance of accrued interest and penalties was $1,033 million, of which $1,032 million was recorded in income taxes and $1 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving with the IRS certain disputed tax adjustments related to Tyco International's U.S. federal

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes (Continued)

income tax returns for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on these matters within the next twelve months. In addition, the IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004, and its field examination for this period could be completed within the next twelve months. However, the ultimate resolution is uncertain and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Condensed Consolidated Balance Sheet as of June 25, 2010. The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 25, 2010.

17. Other Income, Net

        In the quarters ended June 25, 2010 and June 26, 2009, the Company recorded net other income of $42 million and $5 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in the third quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns.

        In the nine months ended June 25, 2010, the Company recorded net other income of $125 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in the first nine months of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns. In the nine months ended June 26, 2009, the Company recorded net other income of $7 million, primarily consisting of $9 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $2 million of unrealized losses on rabbi trust assets.

18. Shareholders' Equity

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

  Common Shares Held in Treasury

        At June 25, 2010 and September 25, 2009, all common shares held in treasury were owned by a subsidiary of the Company. Shares held by the subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheet.

  Contributed Surplus

        Contributed surplus, subject to certain conditions, is a distributable reserve.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Shareholders' Equity (Continued)

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

        In October 2009, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. The Company paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters ended December 25, 2009 and March 26, 2010. These capital reductions reduced the par value of the Company's common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92).

        In March 2010, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. During the quarter ended June 25, 2010, the Company paid the first installment of this distribution at a rate of $0.16 per share. This capital reduction reduced the par value of the Company's common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.91 (equivalent to $1.76).

        Upon approval by the shareholders of a cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. The unpaid portion of the distribution, CHF 0.54 (equivalent to $0.48) per share, is recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet at June 25, 2010. There were no unpaid dividends and distributions to shareholders as of September 25, 2009.

  Share Repurchase Program

        During the third quarter and first nine months of fiscal 2010, the Company purchased approximately 8 million and 14 million, respectively, of its common shares for $225 million and $390 million, respectively, of which $208 million and $373 million, respectively, was paid as of June 25, 2010. During the third quarter of fiscal 2009, the Company did not purchase any of its common shares. During the first nine months of fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million and also settled purchases of $27 million of its common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2.0 billion, the Company has purchased approximately 57 million shares for $1,784 million.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Net income (loss)	$331	$(75)	$810	$(3,351)
Currency translation(1)	(123)	137	(285)	(349)
Gain on cash flow hedges, net of income taxes	2	3	6	5
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	11	4	31	13

	221	69	562	(3,682)
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(4)	(5)

Comprehensive income (loss) attributable to Tyco Electronics Ltd.	$220	$67	$558	$(3,687)

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

20. Earnings (Loss) Per Share

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

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Weighted-average shares outstanding:
Basic	451	458	456	458
Share options and restricted share awards	5	1	4	—

Diluted	456	459	460	458

        Certain share options were not included in the computation of diluted earnings (loss) per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation were 17 million and 21 million as of June 25, 2010 and June 26, 2009, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Earnings (Loss) Per Share (Continued)

        As a result of the Company's loss for the nine months ended June 26, 2009, non-vested restricted share awards and unexercised options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were excluded from the calculation of diluted loss per share as inclusion of these share awards and options would have been antidilutive. Share awards and options not included in the computation were 1 million as of June 26, 2009.

21. Share Plans

        Total share-based compensation costs included on the Condensed Consolidated Statements of Operations were $16 million and $12 million during the quarters ended June 25, 2010 and June 26, 2009, respectively. Total share-based compensation costs were $47 million and $40 million during the nine months ended June 25, 2010 and June 26, 2009, respectively, of which $2 million was included in loss from discontinued operations for the nine months ended June 26, 2009. All share-based compensation costs in continuing operations are included in selling, general, and administrative expenses.

        On March 10, 2010, the Company's shareholders approved a proposal to increase the number of shares issuable under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), by 15 million shares. As of June 25, 2010, there were approximately 17 million shares available under the 2007 Plan.

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of June 25, 2010 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	4,252,190	$23.80
Granted	2,404,750	24.82
Vested	(957,249)	21.62
Forfeited	(121,203)	25.47

Non-vested at June 25, 2010	5,578,488	24.58

        As of June 25, 2010, there were $78 million of unrecognized compensation costs related to non-vested Tyco Electronics restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.4 years.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Share Plans (Continued)

  Share Options

        A summary of the Company's outstanding share option awards as of June 25, 2010 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 25, 2009	25,635,095	$38.30
Granted	4,047,500	24.72
Exercised	(865,605)	13.49
Expired	(2,317,011)	49.49
Forfeited	(106,623)	24.80

Outstanding at June 25, 2010	26,393,356	36.11	5.1	$77

Vested and non-vested expected to vest at June 25, 2010	25,487,583	$36.56	5.1	$71
Exercisable at June 25, 2010	17,690,542	$42.12	3.3	$26

        As of June 25, 2010, there were $39 million of total unrecognized compensation costs related to non-vested Tyco Electronics share options granted under Tyco Electronics share option plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

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

        The weighted-average grant-date fair value of options granted during the nine months ended June 25, 2010 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the nine months then ended were as follows:

Weighted-average grant-date fair value	$6.88
Assumptions:
Expected share price volatility	37%
Risk free interest rate	2.3%
Expected annual dividend per share	$0.64
Expected life of options (in years)	5.0

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Segment Data

        During the second quarter of fiscal 2010, the Undersea Telecommunications segment was renamed Subsea Communications. This segment continues to design, manufacture, install, and maintain undersea communications solutions.

        Net sales by segment for the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Electronic Components	$2,074	$1,424	$5,969	$4,329
Network Solutions	442	425	1,258	1,283
Specialty Products	398	340	1,127	1,053
Subsea Communications	170	319	579	893

Total(1)	$3,084	$2,508	$8,933	$7,558

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income (loss) by segment for the quarters and nine months ended June 25, 2010 and June 26, 2009 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Electronic Components	$298	$(82)	$723	$(3,754)	(1)
Network Solutions	60	31	122	96
Specialty Products	66	42	166	(13)	(2)
Subsea Communications	36	73	116	165
Pre-separation litigation credits (charges)	7	—	7	(144)

Total	$467	$64	$1,134	$(3,650)

(1)
Includes charges of $3,435 million related to the impairment of goodwill.

(2)
Includes charges of $112 million related to the impairment of goodwill.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at June 25, 2010 and September 25, 2009 were as follows:

	June 25, 2010	September 25, 2009
	(in millions)
Electronic Components	$4,511	$4,340
Network Solutions	872	929
Specialty Products	643	624
Subsea Communications	563	628

Total segment assets(1)	6,589	6,521
Other current assets	2,531	2,169
Other non-current assets	7,349	7,328

Total assets	$16,469	$16,018

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

23. Subsequent Event

        On July 12, 2010, the Company and a wholly-owned subsidiary (the "Purchaser") entered into an Agreement and Plan of Merger (the "Merger Agreement") with ADC Telecommunications, Inc. ("ADC") under which the Company agreed to acquire ADC for a total purchase price of approximately $1.25 billion. Pursuant to the Merger Agreement, the Company and the Purchaser will commence a tender offer to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the Purchaser with and into ADC.

        The transaction is expected to be completed during the first quarter of fiscal 2011. The consummation of the transaction is subject to various closing conditions including the tender of a majority of ADC's shares, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or other applicable antitrust laws, and other customary conditions. The Merger Agreement also includes customary termination provisions for both ADC and the Company and provides that, in connection with the termination of the Merger Agreement under specified circumstances, ADC will be required to pay the Company a termination fee of $38 million.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A.

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

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 25, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,084	$—	$3,084
Cost of sales	—	—	2,099	—	2,099

Gross margin	—	—	985	—	985
Selling, general, and administrative expenses	15	3	357	—	375
Research, development, and engineering expenses	—	—	147	—	147
Pre-separation litigation credits	(7)	—	—	—	(7)
Restructuring and other charges, net	—	—	3	—	3

Operating income (loss)	(8)	(3)	478	—	467
Interest income	—	—	4	—	4
Interest expense	—	(36)	(2)	—	(38)
Other income, net	—	—	42	—	42
Equity in net income of subsidiaries	344	358	—	(702)	—
Intercompany interest and fees	(6)	25	(19)	—	—

Income before income taxes	330	344	503	(702)	475
Income tax expense	—	—	(144)	—	(144)

Net income	330	344	359	(702)	331
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Tyco Electronics Ltd.	$330	$344	$358	$(702)	$330

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,508	$—	$2,508
Cost of sales	—	—	1,921	—	1,921

Gross margin	—	—	587	—	587
Selling, general, and administrative expenses	48	3	279	—	330
Research, development, and engineering expenses	—	—	130	—	130
Restructuring and other charges, net	—	—	63	—	63

Operating income (loss)	(48)	(3)	115	—	64
Interest income	—	—	4	—	4
Interest expense	—	(38)	(4)	—	(42)
Other income, net	—	—	5	—	5
Equity in net income of subsidiaries	75	93	—	(168)	—
Equity in net loss of subsidiaries of discontinued operations	(100)	(100)	—	200	—
Intercompany interest and fees	(4)	23	(19)	—	—

Income (loss) from continuing operations before income taxes	(77)	(25)	101	32	31
Income tax expense	—	—	(6)	—	(6)

Income (loss) from continuing operations	(77)	(25)	95	32	25
Loss from discontinued operations, net of income taxes	—	—	(100)	—	(100)

Net loss	(77)	(25)	(5)	32	(75)
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net loss attributable to Tyco Electronics Ltd.	$(77)	$(25)	$(7)	$32	$(77)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 25, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$8,933	$—	$8,933
Cost of sales	—	—	6,149	—	6,149

Gross margin	—	—	2,784	—	2,784
Selling, general, and administrative expenses	85	10	1,054	—	1,149
Research, development, and engineering expenses	—	—	427	—	427
Pre-separation litigation credits	(7)	—	—	—	(7)
Restructuring and other charges, net	—	—	81	—	81

Operating income (loss)	(78)	(10)	1,222	—	1,134
Interest income	—	—	14	—	14
Interest expense	—	(109)	(6)	—	(115)
Other income, net	—	—	125	—	125
Equity in net income of subsidiaries	898	940	—	(1,838)	—
Intercompany interest and fees	(14)	77	(63)	—	—

Income before income taxes	806	898	1,292	(1,838)	1,158
Income tax expense	—	—	(348)	—	(348)

Net income	806	898	944	(1,838)	810
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to Tyco Electronics Ltd.	$806	$898	$940	$(1,838)	$806

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$7,558	$—	$7,558
Cost of sales	—	—	5,713	—	5,713

Gross margin	—	—	1,845	—	1,845
Selling, general, and administrative expenses	76	7	987	—	1,070
Research, development, and engineering expenses	—	—	405	—	405
Pre-separation litigation charges	144	—	—	—	144
Restructuring and other charges, net	—	—	329	—	329
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(220)	(7)	(3,423)	—	(3,650)
Interest income	—	—	13	—	13
Interest expense	—	(116)	(9)	—	(125)
Other income, net	—	—	7	—	7
Equity in net loss of subsidiaries	(2,947)	(2,875)	—	5,822	—
Equity in net loss of subsidiaries of discontinued operations	(166)	(166)	—	332	—
Intercompany interest and fees	(23)	51	(28)	—	—

Loss from continuing operations before income taxes	(3,356)	(3,113)	(3,440)	6,154	(3,755)
Income tax benefit	—	—	570	—	570

Loss from continuing operations	(3,356)	(3,113)	(2,870)	6,154	(3,185)
Loss from discontinued operations, net of income taxes	—	—	(166)	—	(166)

Net loss	(3,356)	(3,113)	(3,036)	6,154	(3,351)
Less: net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net loss attributable to Tyco Electronics Ltd.	$(3,356)	$(3,113)	$(3,041)	$6,154	$(3,356)

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of June 25, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,815	$—	$1,815
Accounts receivable, net	—	—	2,216	—	2,216
Inventories	—	—	1,586	—	1,586
Intercompany receivables	20	—	23	(43)	—
Prepaid expenses and other current assets	84	4	475	—	563
Deferred income taxes	—	—	153	—	153

Total current assets	104	4	6,268	(43)	6,333
Property, plant, and equipment, net	—	—	2,787	—	2,787
Goodwill	—	—	3,155	—	3,155
Intangible assets, net	—	—	398	—	398
Deferred income taxes	—	—	2,419	—	2,419
Investment in subsidiaries	7,034	8,690	—	(15,724)	—
Intercompany loans receivable	8	5,404	4,809	(10,221)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,156	—	1,156
Other assets	—	13	208	—	221

Total Assets	$7,146	$14,111	$21,200	$(25,988)	$16,469

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$107	$—	$107
Accounts payable	1	—	1,393	—	1,394
Accrued and other current liabilities	311	37	1,323	—	1,671
Deferred revenue	—	—	165	—	165
Intercompany payables	21	3	19	(43)	—

Total current liabilities	333	40	3,007	(43)	3,337
Long-term debt	—	2,236	72	—	2,308
Intercompany loans payable	13	4,796	5,412	(10,221)	—
Long-term pension and postretirement liabilities	—	—	1,077	—	1,077
Deferred income taxes	—	—	237	—	237
Income taxes	—	—	2,183	—	2,183
Other liabilities	—	5	522	—	527

Total Liabilities	346	7,077	12,510	(10,264)	9,669

Total Shareholders' Equity	6,800	7,034	8,690	(15,724)	6,800

Total Liabilities and Shareholders' Equity	$7,146	$14,111	$21,200	$(25,988)	$16,469

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING BALANCE SHEET
As of September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,521	$—	$1,521
Accounts receivable, net	—	—	1,975	—	1,975
Inventories	—	—	1,435	—	1,435
Intercompany receivables	2	—	—	(2)	—
Prepaid expenses and other current assets	75	1	411	—	487
Deferred income taxes	—	—	161	—	161

Total current assets	77	1	5,503	(2)	5,579
Property, plant, and equipment, net	—	—	3,111	—	3,111
Goodwill	—	—	3,160	—	3,160
Intangible assets, net	—	—	407	—	407
Deferred income taxes	—	—	2,397	—	2,397
Investment in subsidiaries	7,045	8,659	—	(15,704)	—
Intercompany loans receivable	10	6,128	5,468	(11,606)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,130	—	1,130
Other assets	—	12	222	—	234

Total Assets	$7,132	$14,800	$21,398	$(27,312)	$16,018

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$101	$—	$101
Accounts payable	2	—	1,066	—	1,068
Accrued and other current liabilities	109	63	1,071	—	1,243
Deferred revenue	—	—	203	—	203
Intercompany payables	—	—	2	(2)	—

Total current liabilities	111	63	2,443	(2)	2,615
Long-term debt	—	2,239	77	—	2,316
Intercompany loans payable	15	5,453	6,138	(11,606)	—
Long-term pension and postretirement liabilities	—	—	1,129	—	1,129
Deferred income taxes	—	—	188	—	188
Income taxes	—	—	2,130	—	2,130
Other liabilities	—	—	634	—	634

Total Liabilities	126	7,755	12,739	(11,608)	9,012

Total Shareholders' Equity	7,006	7,045	8,659	(15,704)	7,006

Total Liabilities and Shareholders' Equity	$7,132	$14,800	$21,398	$(27,312)	$16,018

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 25, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(95)	$(70)	$1,370	$—	$1,205

Cash Flows From Investing Activities:
Capital expenditures	—	—	(249)	—	(249)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(70)	—	(70)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Change in intercompany loans	(3)	70	—	(67)	—
Other	(24)	—	4	—	(20)

Net cash provided by (used in) investing activities	(27)	70	(298)	(67)	(322)

Cash Flows From Financing Activities:
Changes in parent company equity	335	—	(335)	—	—
Repurchase of common shares	—	—	(373)	—	(373)
Payment of cash distributions to shareholders	(225)	—	7	—	(218)
Loan borrowing from parent	—	—	(67)	67	—
Other	12	—	(8)	—	4

Net cash provided by (used in) financing activities	122	—	(776)	67	(587)

Effect of currency translation on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	—	294	—	294
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,815	$—	$1,815

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

24. Tyco Electronics Group S.A. (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 26, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(183)	$36	$976	$—	$829
Net cash used in discontinued operating activities	—	—	(42)	—	(42)

Net cash provided by (used in) operating activities	(183)	36	934	—	787

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	9	—	9
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	694	—	694
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	—	16	—	16
Change in intercompany loans	121	610	—	(731)	—
Other	—	—	(2)	—	(2)

Net cash provided by continuing investing activities	121	610	447	(731)	447
Net cash used in discontinued investing activities	—	—	(3)	—	(3)

Net cash provided by investing activities	121	610	444	(731)	444

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Proceeds from long-term debt	—	442	6	—	448
Repayment of long-term debt	—	(442)	(19)	—	(461)
Changes in parent company equity	435	3	(438)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends	(221)	—	—	—	(221)
Loan borrowing from parent	—	—	(731)	731	—
Transfer to discontinued operations	—	—	(49)	—	(49)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) continuing financing activities	62	(646)	(1,234)	731	(1,087)
Net cash provided by discontinued financing activities	—	—	49	—	49

Net cash provided by (used in) financing activities	62	(646)	(1,185)	731	(1,038)

Effect of currency translation on cash	—	—	(21)	—	(21)
Net increase in cash and cash equivalents	—	—	172	—	172
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of period	—	—	1,090	—	1,090

Cash and cash equivalents at end of period	$—	$—	$1,258	$—	$1,258

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

Overview

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our") is a leading global provider of engineered electronic components, network solutions, specialty products, and subsea communication systems. We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Subsea Communications. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communications equipment and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. Our Electronic Components segment serves both consumer and industrial and infrastructure markets with 70% of sales occurring in the consumer based markets. Our Network Solutions, Specialty Products, and Subsea Communications segments serve primarily industrial and infrastructure based markets.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Overall, our net sales increased 23% and 18% in the third quarter and first nine months of fiscal 2010, respectively, as compared to the same periods of fiscal 2009. Our sales into consumer based markets, particularly in the automotive and appliance end markets, and more recently in the industrial and infrastructure based markets, in our Electronic Components segment have improved relative to last year but still remain below fiscal 2008 levels. Sales in the industrial and infrastructure end markets served by our Network Solutions segment improved in the third quarter of fiscal 2010 exceeding sales of the third quarter of fiscal 2009 but remained below fiscal 2009 levels on a year to date basis. Sales in our Specialty Products segment continue to improve and were above fiscal 2009 levels for the third quarter and on a year to date basis. Revenues and operating income in our Subsea Communications segment remained below fiscal 2009 levels due to lower levels of project activity. Relative to the third quarter of fiscal 2010, we expect fourth quarter sales in the consumer based markets to be down slightly, modest growth in the industrial and infrastructure based markets, and lower project revenue in our Subsea Communications segment. On a company-wide basis, assuming current foreign exchange rates, net sales in the fourth quarter of fiscal 2010 are expected to be in the range of $3.05 to $3.15 billion, an increase of 13 to 17 percent over the prior year.

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

  Acquisitions

        On May 14, 2010, we acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash. The assets acquired, primarily definite-lived intangible assets, inventory, and property, plant, and equipment, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment.

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

        On July 12, 2010, we and a wholly-owned subsidiary (the "Purchaser") entered into an Agreement and Plan of Merger (the "Merger Agreement") with ADC Telecommunications, Inc. ("ADC") under which we agreed to acquire ADC for a total purchase price of approximately $1.25 billion. Pursuant to the Merger Agreement, we and the Purchaser will commence a tender offer to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the Purchaser with and into ADC.

        The transaction is expected to be completed during the first quarter of fiscal 2011. The consummation of the transaction is subject to various closing conditions including the tender of a majority of ADC's shares, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or other applicable antitrust laws, and other customary conditions. The Merger Agreement also includes customary termination provisions for both ADC and us and provides that, in connection with the termination of the Merger Agreement under specified circumstances, ADC will be required to pay us a termination fee of $38 million.

  Divestitures

        In the first quarter of fiscal 2010, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. The divestiture resulted in an impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $1 million, respectively.

        During the second quarter of fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Electronic Components segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a pre-tax loss on the sale of $7 million.

        The loss on divestitures and impairment charges are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and the operations of the Dulmison connectors and fittings product line and the Battery Systems business in continuing operations due to immateriality.

  Discontinued Operations

        In May 2009, we completed the sale of our Wireless Systems business for $665 million in net cash proceeds and recognized a pre-tax gain of $55 million on the transaction. The Wireless Systems business has been included in discontinued operations in all periods presented in our Condensed Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems business was a component of our former Wireless Systems segment.

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

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $115 million during fiscal 2010 and 2011. In the first nine months of fiscal 2010, cash spending related to restructuring was $152 million, and we expect total restructuring spending to be approximately $190 million in fiscal 2010, relating to both manufacturing simplification and prior year business resizing. Annualized cost savings related to the manufacturing simplification plan are expected to be approximately $30 million. These costs exclude potential restructuring costs that may arise from the acquisition of ADC. See Note 23 to the Condensed Consolidated Financial Statements for additional information regarding the acquisition of ADC.

Correction of Immaterial Errors

        During the third quarter of fiscal 2010, we identified certain errors in our accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740, Income Taxes, in fiscal 2008 and data utilized in the determination of our income tax provision in fiscal 2005 through fiscal 2009.

        In connection with the adoption of the uncertain tax position provisions of ASC 740, we failed to reflect, in the calculation of interest and penalties, the impact of the interest component of a prepayment made to the Internal Revenue Service ("IRS") in fiscal 2007. As a result of this error, we overstated deferred tax assets, receivable from Tyco International Ltd. and Covidien plc, noncurrent income taxes payable, and other income by $64 million, $81 million, $182 million, and $81 million, respectively, and understated accumulated earnings by $118 million in fiscal 2008. The impacts to other income and receivable from Tyco International Ltd. and Covidien plc result from the shared nature of the tax liabilities pursuant to the Tax Sharing Agreement entered into upon separation from Tyco International Ltd. ("Tyco International").

        We also identified errors in certain reports used, in part, to determine our income tax provision. As a result of these errors, we understated income tax expense and overstated deferred tax assets by $9 million, $14 million, $13 million, $12 million, and $9 million in fiscal 2009, 2008, 2007, 2006, and 2005, respectively.

        We have evaluated the effects of these errors individually and in the aggregate and determined that our prior period financial statements are not materially misstated. However, we have determined that the cumulative effect of correcting these errors in the third quarter of fiscal 2010 would be material to the fiscal 2010 financial statements. Therefore, we have corrected these errors in the affected prior periods and presented the results in this quarterly report. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding the correction of immaterial errors. The tables and discussion below reflect the corrected amounts for the quarter and nine months ended June 26, 2009.

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

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 170 million pounds of copper and approximately 200,000 troy ounces of gold in fiscal 2010. During the periods shown, gold prices, as well as the prices of certain other raw materials, have been volatile. Current year copper and gold prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Copper	Lb.	$3.15	$2.42	$3.11	$2.71
Gold	Troy oz.	$1,144	$893	$1,096	$841
  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the nine months ended June 25, 2010 by major currencies invoiced was as follows:

U.S. Dollar	45%
Euro	30
Japanese Yen	8
Chinese Renminbi	5
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth results of operations, including percentage of net sales, for the periods shown.

	For the Quarters Ended				For the Nine Months Ended
	June 25, 2010		June 26, 2009		June 25, 2010		June 26, 2009
	($ in millions)
Net sales	$3,084	100.0%	$2,508	100.0%	$8,933	100.0%	$7,558	100.0%
Cost of sales	2,099	68.1	1,921	76.6	6,149	68.8	5,713	75.6

Gross margin	985	31.9	587	23.4	2,784	31.2	1,845	24.4
Selling, general, and administrative expenses	375	12.2	330	13.2	1,149	12.9	1,070	14.2
Research, development, and engineering expenses	147	4.8	130	5.2	427	4.8	405	5.4
Pre-separation litigation (credits) charges	(7)	(0.2)	—	—	(7)	(0.1)	144	1.9
Restructuring and other charges, net	3	0.1	63	2.5	81	0.9	329	4.4
Impairment of goodwill	—	—	—	—	—	—	3,547	46.9

Operating income (loss)	467	15.1	64	2.6	1,134	12.7	(3,650)	(48.3)
Interest income	4	0.1	4	0.2	14	0.2	13	0.2
Interest expense	(38)	(1.2)	(42)	(1.7)	(115)	(1.3)	(125)	(1.7)
Other income, net	42	1.4	5	0.2	125	1.4	7	0.1

Income (loss) from continuing operations before income taxes	475	15.4	31	1.2	1,158	13.0	(3,755)	(49.7)
Income tax (expense) benefit	(144)	(4.7)	(6)	(0.2)	(348)	(3.9)	570	7.5

Income (loss) from continuing operations	331	10.7	25	1.0	810	9.1	(3,185)	(42.1)
Loss from discontinued operations, net of income taxes	—	—	(100)	(4.0)	—	—	(166)	(2.2)

Net income (loss)	331	10.7	(75)	(3.0)	810	9.1	(3,351)	(44.3)
Less: net income attributable to noncontrolling interests	(1)	—	(2)	(0.1)	(4)	—	(5)	(0.1)

Net income (loss) attributable to Tyco Electronics Ltd.	$330	10.7%	$(77)	(3.1)%	$806	9.0%	$(3,356)	(44.4)%

        Net Sales.    Net sales increased $576 million, or 23.0%, to $3,084 million in the third quarter of fiscal 2010 from $2,508 million in the third quarter of fiscal 2009. In the first nine months of fiscal 2010, net sales increased $1,375 million, or 18.2%, to $8,933 million, from $7,558 million in the first nine months of fiscal 2009. On an organic basis, net sales increased $609 million, or 24.3%, in the third quarter of fiscal 2010 and $1,196 million, or 15.8%, in the first nine months of fiscal 2010. These increases primarily resulted from strong growth in our Electronic Components segment and, to a lesser degree, our Specialty Products segment partially offset by declines in our Subsea Communications segment. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $18 million, or 0.7%, in the third quarter of fiscal 2010. In the first nine months of fiscal 2010, foreign currency exchange rates positively impacted net sales by $250 million, or 3.3%. Price erosion adversely affected net sales by $38 million and $127 million in the third quarter and first nine months of fiscal 2010, respectively. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Europe/Middle East/Africa (EMEA)	34%	34%	35%	34%
Asia-Pacific	34	29	33	28
Americas(1)	32	37	32	38

Total	100%	100%	100%	100%

(1)
The Americas includes our Subsea Communications segment.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 25, 2010 versus Net Sales for the Quarter Ended June 26, 2009						Change in Net Sales for the Nine Months Ended June 25, 2010 versus Net Sales for the Nine Months Ended June 26, 2009
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
EMEA	$254	29.5%	$(61)	$—	$193	22.3%	$438	16.9%	$98	$(3)	$533	20.5%
Asia-Pacific	314	43.9	32	(10)	336	46.9	803	38.4	106	(19)	890	42.5
Americas(3)	41	4.5	11	(5)	47	5.1	(45)	(1.5)	46	(49)	(48)	(1.7)

Total	$609	24.3%	$(18)	$(15)	$576	23.0%	$1,196	15.8%	$250	$(71)	$1,375	18.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Subsea Communications segment.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Electronic Components	67%	57%	67%	57%
Network Solutions	14	17	14	17
Specialty Products	13	13	13	14
Subsea Communications	6	13	6	12

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 25, 2010 versus Net Sales for the Quarter Ended June 26, 2009						Change in Net Sales for the Nine Months Ended June 25, 2010 versus Net Sales for the Nine Months Ended June 26, 2009
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
Electronic Components	$666	46.1%	$(13)	$(3)	$650	45.6%	$1,519	34.7%	$168	$(47)	$1,640	37.9%
Network Solutions	34	8.0	(5)	(12)	17	4.0	(58)	(4.5)	57	(24)	(25)	(1.9)
Specialty Products	58	17.2	—	—	58	17.1	49	4.5	25	—	74	7.0
Subsea Communications	(149)	(46.7)	—	—	(149)	(46.7)	(314)	(35.2)	—	—	(314)	(35.2)

Total	$609	24.3%	$(18)	$(15)	$576	23.0%	$1,196	15.8%	$250	$(71)	$1,375	18.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin as a percentage of net sales increased to 31.9% in the third quarter of fiscal 2010 as compared to 23.4% in the same period of fiscal 2009. In the first nine months of fiscal 2010, gross margin as a percentage of sales increased to 31.2% from 24.4% in the first nine months of fiscal 2009. The increases were due primarily to cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales decreased to 12.2% in the third quarter of fiscal 2010 as compared to 13.2% in the same period of fiscal 2009. In the first nine months of fiscal 2010, selling, general, and administrative expenses as a percentage of net sales decreased to 12.9% from 14.2% in the first nine months of fiscal 2009. First quarter fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding this item, selling, general, and administrative expenses in both the third quarter and first nine months of fiscal 2010 decreased as a percentage of net sales as compared to the same periods of fiscal 2009 as a result of increased sales and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales were 4.8% in the third quarter of fiscal 2010 as compared to 5.2% in the third quarter of fiscal 2009. In the first nine months of fiscal 2010, research, development, and engineering expenses as a percentage of net sales decreased to 4.8% from 5.4% in the first nine months of fiscal 2009. The decreases as a percentage of net sales were attributable to higher net sales in the third quarter and first nine months of fiscal 2010 partially offset by increased investment in research and development resources during those same periods.

        Pre-separation Litigation (Credits) Charges.    In the third quarter of fiscal 2010, we recorded pre-separation litigation credits of $7 million. There were no such credits or charges in the third quarter of fiscal 2009. We recorded pre-separation litigation credits of $7 million and charges of $144 million during the first nine months of fiscal 2010 and 2009, respectively.

        In the third quarter of fiscal 2010, Tyco International settled securities litigation captioned Stumpf v. Tyco International Ltd., et al., for $79 million. Pursuant to the sharing formula in the Separation and Distribution Agreement, our share of the settlement amount was $24 million. As discussed below, we had previously established reserves for this case. As of June 25, 2010, there were no remaining significant securities lawsuits outstanding and we concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, we recorded income of $7 million during the third quarter of fiscal 2010.

        In the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement. As a result, we recorded a pre-tax charge, for which no tax benefit was available, of $116 million for our share of the reserves in the second quarter of fiscal 2009.

        During the prior periods covered by this Quarterly Report, we, Tyco International, and Covidien plc ("Covidien") entered into definitive agreements to settle actions captioned Hess v. Tyco International Ltd., et al. and Sciallo v. Tyco International Ltd., et al. and opt-out cases brought by Franklin Mutual Advisors, LLC and related plaintiffs, the Public Employees' Retirement Association of Colorado, and the Commonwealth of Massachusetts Pension Reserves Investment Management Board. During the first nine months of fiscal 2009, pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded charges of $28 million for which no tax benefit was available.

        See Note 13 to the Condensed Consolidated Financial Statements for additional information regarding pre-separation securities proceedings and settlements.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $3 million in the third quarter of fiscal 2010 as compared to $63 million in the same period of fiscal 2009. In the first nine months of fiscal 2010, net restructuring and other charges were $81 million as compared to $329 million in the first nine months of fiscal 2009. Total charges, including amounts reflected in cost of sales, decreased $250 million to $78 million in the first nine months of fiscal 2010 from $328 million in the first nine months of fiscal 2009. Fiscal 2010 actions primarily relate to headcount reductions in the Electronic Component and Specialty Products segments. Fiscal 2009 actions reduced costs in response to market conditions and primarily related to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. As discussed above, charges in the first nine months of fiscal 2010 included a long-lived asset impairment of $12 million and a loss on divestiture of $1 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. Charges in the first nine months of fiscal 2009 included a loss on divestiture and impairment of long-lived assets of $9 million primarily related to the sale of the Battery Systems business which was part of the Electronic Components segment. See Note 4 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

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

        Operating Income (Loss).    Operating income was $467 million in the third quarter of fiscal 2010 as compared to $64 million in the same period of fiscal 2009. As discussed above, results included net restructuring and other charges of $3 million and $63 million in the third quarter of fiscal 2010 and 2009, respectively. Also, third quarter fiscal 2010 results included pre-separation litigation credits of $7 million. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin and higher gross margins as a percentage of sales, primarily related to cost reduction benefits from restructuring actions implemented in fiscal 2009.

        Operating income was $1,134 million in the first nine months of fiscal 2010 as compared to an operating loss of $3,650 million in the first nine months of fiscal 2009. Included in operating income for the first nine months of fiscal 2010 were net restructuring and other charges of $78 million and pre-separation litigation credits of $7 million. In the first nine months of fiscal 2009, results included goodwill impairment charges, restructuring and other charges, and pre-separation litigation charges of $3,547 million, $328 million, and $144 million, respectively. Also, fiscal 2009 results included a net loss of approximately $50 million primarily associated with the termination of economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase in operating income was attributable to increased sales levels and related gross margin and higher gross margins as a percentage of sales, primarily related to cost reduction benefits from restructuring actions implemented in fiscal 2009.

Results of Operations by Segment

  Electronic Components

	For the Quarters Ended			For the Nine Months Ended
	June 25, 2010	June 26, 2009		June 25, 2010	June 26, 2009
	($ in millions)
Net sales	$2,074	$1,424		$5,969	$4,329
Operating income (loss)	$298	$(82)		$723	$(3,754)
Operating margin	14.4%	NM	(1)	12.1%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Automotive	50%	50%	52%	46%
DataComm	13	13	12	15
Industrial	11	10	11	12
Appliance	7	7	7	7
Computer	6	7	6	7
Consumer Devices	5	6	5	6
Other	8	7	7	7

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 25, 2010 versus Net Sales for the Quarter Ended June 26, 2009						Change in Net Sales for the Nine Months Ended June 25, 2010 versus Net Sales for the Nine Months Ended June 26, 2009
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$341	46.6%	$(13)	$—	$328	46.3%	$1,009	49.2%	$107	$—	$1,116	56.9%
DataComm	71	37.2	(1)	—	70	36.8	57	8.6	13	(18)	52	7.9
Industrial	92	64.6	—	(2)	90	62.9	124	25.2	21	(2)	143	29.1
Appliance	51	51.2	2	—	53	53.0	113	37.9	14	—	127	42.8
Computer	31	32.1	2	—	33	34.0	46	14.4	4	(3)	47	14.8
Consumer Devices	10	10.4	(2)	(1)	7	7.6	51	18.5	—	(21)	30	10.8
Other	70	74.0	(1)	—	69	73.4	119	36.9	9	(3)	125	38.7

Total	$666	46.1%	$(13)	$(3)	$650	45.6%	$1,519	34.7%	$168	$(47)	$1,640	37.9%

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

  Quarter Ended June 25, 2010 Compared to Quarter Ended June 26, 2009

        In the third quarter of fiscal 2010, Electronic Components' net sales increased $650 million, or 45.6%, to $2,074 million from $1,424 million in the same period of fiscal 2009. The weakening of certain foreign currencies negatively affected net sales by $13 million, or 0.2%, in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased by $666 million, or 46.1%, in the third quarter of fiscal 2010.

        Electronic Components' organic net sales growth was 46.6% in the automotive market in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009. The increase was broad-based and resulted from growth of 60% in the Asia-Pacific region, 58% in the Americas region, and 36% in the EMEA region driven by increases in vehicle production and, to a lesser degree, replenishment of inventory in the supply chain across all regions. In the DataComm market, our organic net sales increased 37.2% in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 due to an increase in sales of our interconnect components to communications equipment manufacturers. In the third quarter of fiscal 2010, our organic net sales increased 64.6% in the industrial market as compared to the third quarter of fiscal 2009 primarily as a result of increased demand for factory automation and other industrial equipment due to increases in capital investments in emerging markets and general strengthening of demand. In the appliance market, our organic net sales growth of 51.2% in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 was due to improved consumer demand across all regions. Our organic net sales growth of 32.1% in the computer market in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 was attributable to continued recovery in emerging markets and rising demand for notebook computers. In the consumer devices market, our organic net sales growth of 10.4% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was due to an increase in sales to mobile phone manufacturers as well as improving demand for consumer electronics and business retail equipment.

        Electronic Components had operating income of $298 million in the third quarter of fiscal 2010 as compared to an operating loss of $82 million in the third quarter of fiscal 2009. Segment results included restructuring and other charges of $4 million and $46 million in the third quarter of fiscal 2010 and 2009, respectively. Excluding these items, the remaining increase in operating income resulted from increases in sales and related gross margin and higher gross margins as a percentage of sales, primarily related to cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

        Electronic Components' net sales increased $1,640 million, or 37.9%, to $5,969 million in the first nine months of fiscal 2010 from $4,329 million in the same period of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $168 million, or 4.3%, in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales growth of $1,519 million, or 34.7%, in the first nine months of fiscal 2010 over the first nine months of fiscal 2009 was due primarily to growth in the automotive market of $1,009 million and, to a lesser degree, growth in the industrial and appliance end markets.

        Our organic net sales growth was 49.2% in the automotive market in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009. The increase was broad-based and resulted from growth of 80% in the Asia-Pacific region, 42% in the Americas region, and 37% in the EMEA region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. Our organic net sales increased 8.6% in the DataComm market in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009 as a result of an increase in sales of our interconnect components to communication equipment manufacturers. In the industrial market, our organic net sales increased 25.2% in the first nine months of fiscal 2010, as compared to the first nine months of fiscal 2009 due primarily to increased demand for factory automation and other industrial equipment in emerging markets. Our organic net sales growth of 37.9% in the appliance market in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009 was attributable to improved consumer demand across all regions. In the first nine months of fiscal 2010, our organic net sales growth of 14.4% in the computer market as compared to the same period of fiscal 2009 resulted from rising demand for notebook computers. Our organic net sales growth of 18.5% in the consumer devices market in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was due primarily to an increase in sales to mobile phone manufacturers.

        Electronic Components had operating income of $723 million in the first nine months of fiscal 2010 as compared to an operating loss of $3,754 million in the first nine months of fiscal 2009. Segment results included restructuring and other charges of $56 million and $254 million in the first nine months of fiscal 2010 and 2009, respectively. Also, during the first nine months of fiscal 2009, segment results included $3,435 million of goodwill impairment charges. Excluding these items, the remaining increase resulted from increases in sales and related gross margin and higher gross margins as a percentage of sales, primarily related to cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	($ in millions)
Net sales	$442	$425	$1,258	$1,283
Operating income	$60	$31	$122	$96
Operating margin	13.6%	7.3%	9.7%	7.5%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Energy	43%	46%	45%	46%
Service Providers	30	29	27	29
Enterprise Networks	26	24	26	24
Other	1	1	2	1

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 25, 2010 versus Net Sales for the Quarter Ended June 26, 2009						Change in Net Sales for the Nine Months Ended June 25, 2010 versus Net Sales for the Nine Months Ended June 26, 2009
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Energy	$9	4.4%	$(4)	$(12)	$(7)	(3.6)%	$(32)	(5.3)%	$28	$(24)	$(28)	(4.7)%
Service Providers	9	7.3	(1)	—	8	6.5	(42)	(11.3)	14	—	(28)	(7.5)
Enterprise Networks	16	15.5	—	—	16	16.0	15	5.2	14	—	29	9.7
Other	—	—	—	—	—	—	1	8.0	1	—	2	11.1

Total	$34	8.0%	$(5)	$(12)	$17	4.0%	$(58)	(4.5)%	$57	$(24)	$(25)	(1.9)%

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

  Quarter Ended June 25, 2010 Compared to Quarter Ended June 26, 2009

        Network Solutions' net sales increased $17 million, or 4.0%, to $442 million in the third quarter of fiscal 2010 from $425 million in the third quarter of fiscal 2009. The weakening of certain foreign currencies negatively affected net sales by $5 million, or 1.2%, in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased $34 million, or 8.0%, in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009.

        In the third quarter of fiscal 2010, our organic net sales increased 4.4% in the energy market as compared to the third quarter of fiscal 2009 as a result of improved demand in the utilities and transmission markets. In the service providers market, our organic net sales increase of 7.3% in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 was largely due to increased capital spending by telecommunications companies, particularly related to fiber networks. Our organic sales in the enterprise networks market increased 15.5% in the third quarter of fiscal 2010 from fiscal 2009 levels as a result of improving demand, primarily in Europe.

        Network Solutions' operating income increased $29 million to $60 million in the third quarter of fiscal 2010 from $31 million in the same period of fiscal 2009. The increase in operating income in the third quarter of fiscal 2010 was primarily the result of higher gross margins as a percentage of sales due to cost reduction benefits from restructuring actions implemented in fiscal 2009 and a decrease in restructuring and other charges of $16 million as compared to the third quarter of fiscal 2009.

  Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

        In the first nine months of fiscal 2010, Network Solutions' net sales decreased $25 million, or 1.9%, to $1,258 million from $1,283 million in the first nine months of fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $57 million, or 4.4%, in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales decreased $58 million, or 4.5%, in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009.

        In the energy market, our organic net sales decrease of 5.3% in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was due to lower investment levels by utilities and reduced customer inventory levels. In the service providers market, our organic net sales decrease of 11.3% in the first nine months of fiscal 2010 from fiscal 2009 levels was primarily attributable to reduced wireline capital spending by telecommunications companies. In the enterprise networks market, organic sales increased 5.2% in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009 as a result of improving demand, primarily in Asia and Europe.

        In the first nine months of fiscal 2010, Network Solutions' operating income increased $26 million to $122 million from $96 million in the same period of fiscal 2009. The increase was attributable to a decrease in restructuring and other charges of $26 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

  Specialty Products

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	($ in millions)
Net sales	$398	$340	$1,127	$1,053
Operating income (loss)	$66	$42	$166	$(13)
Operating margin	16.6%	12.4%	14.7%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Aerospace, Defense, and Marine	40%	45%	40%	45%
Touch Systems	25	23	25	23
Circuit Protection	19	15	19	14
Medical	16	17	16	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 25, 2010 versus Net Sales for the Quarter Ended June 26, 2009					Change in Net Sales for the Nine Months Ended June 25, 2010 versus Net Sales for the Nine Months Ended June 26, 2009
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$11	7.6%	$(1)	$10	6.6%	$(27)	(5.7)%	$8	$(19)	(4.0)%
Touch Systems	24	31.2	(1)	23	29.5	30	12.2	5	35	14.5
Circuit Protection	20	39.3	2	22	42.3	54	36.8	9	63	42.0
Medical	3	4.5	—	3	5.1	(8)	(3.9)	3	(5)	(2.7)

Total	$58	17.2%	$—	$58	17.1%	$49	4.5%	$25	$74	7.0%

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

  Quarter Ended June 25, 2010 Compared to Quarter Ended June 26, 2009

        In the third quarter of fiscal 2010, Specialty Products' net sales increased $58 million, or 17.1%, to $398 million from $340 million in the same period of fiscal 2009. Organic net sales increased $58 million, or 17.2%, during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.

        Our organic net sales increased 7.6% in the aerospace, defense, and marine market in the third quarter of fiscal 2010 as compared to the same period in fiscal 2009 primarily as a result of increased demand in the commercial aircraft and defense markets partially offset by a reduction in the marine (oil and gas exploration) market. In the touch systems market, our organic net sales growth was 31.2% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 reflecting improved demand in the retail sector particularly in Asia and North America. On an organic basis, our net sales growth of 39.3% in the circuit protection market during the third quarter of fiscal 2010 as compared to the same period in fiscal 2009 was due primarily to increased demand in the communications, consumer electronics, and automotive sectors. In the medical market, our organic net sales increased by 4.5% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due primarily to increased demand in disposable products as well as increased investments in capital equipment by healthcare providers.

        Specialty Products' operating income increased $24 million to $66 million in the third quarter of fiscal 2010 from $42 million in the third quarter of fiscal 2009. The increase in operating income in the third quarter of fiscal 2010 was driven primarily by an increase in gross margin as a result of the increase in sales and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

        Specialty Products' net sales increased $74 million, or 7.0%, to $1,127 million in the first nine months of fiscal 2010 from $1,053 million in the first nine months of fiscal 2009. The continued strength of certain foreign currencies positively affected net sales by $25 million, or 2.5%, in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009. Organic net sales increased $49 million, or 4.5%, during the first nine months of fiscal 2010 as compared to the same period of fiscal 2009.

        In the aerospace, defense, and marine market, our organic net sales decline of 5.7% in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was due to weak demand in the marine and commercial aircraft markets partially offset by growth in the defense end market. Our organic net sales growth of 12.2% in the touch systems market in the first nine months of fiscal 2010 over the same period of fiscal 2009 was due to improved demand in the retail sector particularly in Asia and North America, partially offset by continued weakness in global demand in the gaming markets. During the first nine months of fiscal 2010, our organic net sales growth of 36.8% in the circuit protection market as compared to the same period in fiscal 2009 resulted from increased demand in the communications, consumer electronics, and automotive sectors. In the medical market, our organic net sales decreased by 3.9% in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 as a result of lower capital spending by healthcare providers, partially offset by increased demand for disposable products.

        Specialty Products' operating income increased $179 million to $166 million in the first nine months of fiscal 2010 from an operating loss of $13 million in the same period of fiscal 2009. In the first nine months of fiscal 2009, segment results were negatively impacted by $112 million of goodwill impairment charges. Excluding this item, the remaining increase in operating income was due primarily to a decrease in restructuring and other charges of $22 million as compared to the first nine months of fiscal 2009 and an increase in gross margin as a result of the increase in sales and cost reduction benefits from restructuring actions implemented in fiscal 2009.

  Subsea Communications

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	($ in millions)
Net sales	$170	$319	$579	$893
Operating income	$36	$73	$116	$165
Operating margin	21.2%	22.9%	20.0%	18.5%

        During the second quarter of fiscal 2010, we renamed the Undersea Telecommunications segment Subsea Communications. This segment continues to design, manufacture, install, and maintain undersea communications solutions.

  Quarter Ended June 25, 2010 Compared to Quarter Ended June 26, 2009

        In the third quarter of fiscal 2010, Subsea Communications' net sales decreased $149 million, or 46.7%, to $170 million from $319 million in the same period of fiscal 2009. The decrease resulted from the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        Subsea Communications' operating income decreased $37 million in the third quarter of fiscal 2010 to $36 million from $73 million in the third quarter of fiscal 2009. The decrease was primarily attributable to lower sales in the current fiscal year.

  Nine Months Ended June 25, 2010 Compared to Nine Months Ended June 26, 2009

        Subsea Communications' net sales decreased $314 million, or 35.2%, to $579 million in the first nine months of fiscal 2010 from $893 million in the first nine months of fiscal 2009. The decrease resulted from the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        In the first nine months of fiscal 2010, Subsea Communications' operating income decreased $49 million to $116 million from $165 million in the same period of fiscal 2009. The decrease resulted from lower sales in the current fiscal year partially offset by an increase in operating margin from project mix, favorable execution on projects, and recognition of revenue previously deferred as a result of cash collections.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $34 million in the third quarter of fiscal 2010 as compared to $38 million in the third quarter of fiscal 2009. In the first nine months of fiscal 2010, net interest expense was $101 million as compared to $112 million in the first nine months of fiscal 2009. The decreases were due primarily to lower average debt levels resulting in lower interest expense.

  Other Income, Net

        In the quarters ended June 25, 2010 and June 26, 2009, we recorded net other income of $42 million and $5 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in the third quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns.

        In the nine months ended June 25, 2010, we recorded net other income of $125 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in the first nine months of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns. In the nine months ended June 26, 2009, we recorded net other income of $7 million, primarily consisting of $9 million of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien offset by $2 million of unrealized losses on rabbi trust assets.

  Income Taxes

        We recorded a tax provision of $144 million and $6 million, an effective income tax rate of 30.3% and 19.4%, for the quarters ended June 25, 2010 and June 26, 2009, respectively. The effective income tax rate for the quarter ended June 25, 2010 reflects a charge of $124 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the quarter ended June 25, 2010 reflects tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the quarter ended June 26, 2009 reflects the tax benefits recognized in connection with fiscal 2009 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest and taxes related to uncertain tax positions.

        For the nine months ended June 25, 2010 and June 26, 2009, we recorded a tax provision of $348 million, an effective income tax rate of 30.1%, and a tax benefit of $570 million, an effective income tax rate of 15.2%, respectively. The effective income tax rate for the nine months ended June 25, 2010 reflects a charge of $242 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the nine months ended June 25, 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations and tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions. The effective income tax rate for the nine months ended June 26, 2009 was impacted by a $3,547 million pre-tax impairment of goodwill for which a tax benefit was not fully recognized as well as a $144 million pre-tax charge related to pre-separation securities litigation, for which no tax benefit was recorded.

  Loss from Discontinued Operations, Net of Income Taxes

        For the third quarter and first nine months of fiscal 2009, loss from discontinued operations was $100 million and $166 million, respectively. Loss from discontinued operations for the third quarter of fiscal 2009 included a pre-tax gain of $55 million on the divestiture of the Wireless Systems business. In the first nine months of fiscal 2009, loss from discontinued operations included pre-tax charges of $111 million related to the Wireless Systems business' contract with the State of New York. See Notes 5 and 13 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations and the State of New York contract.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as derived from and reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Net cash provided by operating activities	$375	$330	$1,205	$787
Net cash provided by (used in) investing activities	(123)	616	(322)	444
Net cash used in financing activities	(274)	(415)	(587)	(1,038)
Effect of currency translation on cash	(2)	5	(2)	(21)

Net increase (decrease) in cash and cash equivalents	$(24)	$536	$294	$172

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to reduce our outstanding debt levels, including through the possible repurchase of our public debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. We intend to fund the acquisition of ADC with approximately $1 billion of available cash and the remainder through the issuance of debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Operating income (loss)	$467	$64	$1,134	$(3,650)
Impairment of goodwill	—	—	—	3,547
Depreciation and amortization	129	130	395	382
Deferred income taxes	120	(10)	275	(685)
Provisions for losses on accounts receivable and inventories	(1)	19	(1)	57
Other, net	40	24	94	78
Changes in assets and liabilities, net:
Accounts receivable, net	(228)	(53)	(374)	779
Inventories	(132)	264	(261)	471
Accounts payable	107	74	367	(470)
Other	51	(132)	25	(138)
Interest income	4	4	14	13
Interest expense	(38)	(42)	(115)	(125)
Income tax expense	(144)	(6)	(348)	570

Net cash provided by continuing operating activities	375	336	1,205	829
Net cash used in discontinued operating activities	—	(6)	—	(42)

Net cash provided by operating activities	$375	$330	$1,205	$787

        Net cash provided by continuing operating activities increased $39 million to $375 million in the third quarter of fiscal 2010 as compared to $336 million in the third quarter of fiscal 2009. In the first nine months of fiscal 2010, net cash provided by continuing operations increased $376 million to $1,205 million from $829 million in the same period of fiscal 2009. The increases primarily resulted from increases in income levels, partially offset by increased working capital to support current business levels. The amount of income taxes paid, net of refunds, was $25 million and $15 million, for the third quarter of fiscal 2010 and 2009, respectively, and $73 million and $87 million for the first nine months of fiscal 2010 and 2009, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Capital expenditures	$(92)	$(61)	$(249)	$(270)
Proceeds from sale of property, plant, and equipment	—	2	5	9
Acquisition of businesses, net of cash acquired	(15)	—	(70)	—
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	665	—	694
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	10	12	16
Other	(16)	1	(20)	(2)

Net cash provided by (used in) continuing investing activities	(123)	617	(322)	447
Net cash used in discontinued investing activities	—	(1)	—	(3)

Net cash provided by (used in) investing activities	$(123)	$616	$(322)	$444

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $31 million in the third quarter of fiscal 2010 to $92 million as compared to $61 million in the third quarter of fiscal 2009 as a result of increased business levels. In the first nine months of fiscal 2010, capital spending decreased $21 million to $249 million as compared to $270 million in the same period of fiscal 2009. We expect fiscal 2010 capital spending levels to be approximately $375 million.

        During the third quarter of fiscal 2010, we acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash. During the second quarter of fiscal 2010, we acquired Sensitive Object for a purchase price of $67 million, which includes $6 million of contingent consideration to be paid in fiscal 2011.

        In the first quarter of fiscal 2010, we received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line. Also, in the third quarter and first nine months of fiscal 2009, we received cash proceeds of $10 million and $16 million, respectively, primarily related to the divestiture of the Battery Systems business.

        In the third quarter of fiscal 2009, net cash proceeds related to the divestiture of discontinued operations included $665 million received in connection with the sale of our former Wireless Systems business. In addition, in the first nine months of fiscal 2009, we received cash proceeds related to working capital adjustments of $29 million in connection with the sale of the Radio Frequency Components and Subsystems and Automotive Radar Sensors businesses which occurred in fiscal 2008.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities:

	For the Quarters Ended		For the Nine Months Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
	(in millions)
Net decrease in commercial paper	$—	$—	$—	$(649)
Proceeds from long-term debt	—	6	—	448
Repayment of long-term debt	—	(342)	—	(461)
Repurchase of common shares	(208)	—	(373)	(152)
Payment of common share dividends and cash distributions to shareholders	(72)	(74)	(218)	(221)
Transfer to discontinued operations	—	(17)	—	(49)
Other	6	—	4	(3)

Net cash used in continuing financing activities	(274)	(427)	(587)	(1,087)
Net cash provided by discontinued financing activities	—	12	—	49

Net cash used in financing activities	$(274)	$(415)	$(587)	$(1,038)

        Total debt at June 25, 2010 and September 25, 2009 was $2,415 million and $2,417 million, respectively. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding debt.

        In April 2007, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. At June 25, 2010 and September 25, 2009, TEGSA had no borrowings under the Credit Facility.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 25, 2010, we were in compliance with all of our Credit Facility and debt covenants and believe that we will continue to be in compliance with these covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes and Credit Facility and the payment obligation of the profit sharing notes issued by a subsidiary are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Payments of common share dividends and cash distributions to shareholders were $72 million and $74 million in the third quarter of fiscal 2010 and 2009, respectively. In the first nine months of fiscal 2010 and 2009, payments of common share dividends and cash distributions to shareholders were $218 million and $221 million, respectively. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.34 Swiss Francs ("CHF") (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. We paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters ended December 25, 2009 and March 26, 2010. These capital reductions reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92). In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. During the quarter ended June 25, 2010, we paid the first installment of this distribution at a rate of $0.16 per share. This capital reduction reduced the par value of our common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.91 (equivalent to $1.76).

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

        During the third quarter and first nine months of fiscal 2010, we purchased approximately 8 million and 14 million, respectively, of our common shares for $225 million and $390 million, respectively, of which $208 million and $373 million, respectively, was paid as of June 25, 2010. During the third quarter of fiscal 2009, we did not purchase any of our common shares. During the first nine months of fiscal 2009, we purchased approximately 6 million of our common shares for $125 million and also settled purchases of $27 million of our common shares which occurred prior to the end of the fourth quarter of fiscal 2008. Since inception of the share repurchase program, which has a current authorization of $2.0 billion, we have purchased approximately 57 million shares for $1,784 million.

Backlog

        At June 25, 2010, we had a backlog of unfilled orders of $3,016 million compared to a backlog of $2,809 million at September 25, 2009. Backlog by reportable segment was as follows:

	June 25, 2010	September 25, 2009
	(in millions)
Electronic Components	$1,742	$1,265
Network Solutions	301	290
Specialty Products	390	334
Subsea Communications	583	920

Total	$3,016	$2,809

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

        As our tax return positions continue to be updated for periods prior to the separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded in shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

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

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows for a future period. See Note 13 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

        In 2007, Tyco International settled 32 of the purported securities class action lawsuits arising from the actions alleged to have been taken by its prior management in a class action settlement, for which we were responsible for 31% of the settlement amount. A number of individuals and entities who opted out of the class action settlement filed actions against Tyco International and/or Tyco International, Covidien, and us, all of which actions have been settled subsequently. In the third quarter of fiscal 2010, Tyco International settled the remaining significant securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million, with Tyco Electronics being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement agreement provides that a portion of the settlement fund will be set aside for potential opt-out claims. We cannot predict presently if any opt-out claims will be made and whether opt-out claims will exceed the amount allocated for such claims, requiring the us to fund any portion under the sharing formula in the Separation and Distribution Agreement. During the second quarter of fiscal 2009, we recorded reserves totaling $375 million representing the best estimate of probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement. As of June 25, 2010, there were no remaining significant securities lawsuits outstanding and we concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, we recorded income of $7 million during the third quarter of fiscal 2010.

Matters Related to the Our Former Wireless Systems Business

        Certain liabilities and contingencies related to our former Wireless Systems business were retained by us when this business was sold in the third quarter of fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 5 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

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

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in loss from discontinued operations on the Condensed Consolidated Statement of Operations as a result of our sale of the Wireless Systems business. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventory on the Condensed Consolidated Balance Sheet.

  Com-Net

        At June 25, 2010, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or estimable at this time.

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

        As of June 25, 2010, we had outstanding letters of credit and letters of guarantee in the amount of $377 million, of which $50 million was related to our contract with the State of New York.

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

        In January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a material adverse effect on our results of operations, financial position, and cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies with respect to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460, Guarantees, and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at June 25, 2010 and September 25, 2009. See Notes 11 and 13 to the Condensed Consolidated Financial Statements for additional information.

        We generally record estimated product warranty costs at the time of sale. See Note 11 to the Condensed Consolidated Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the nine months ended June 25, 2010, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated and Combined Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

 Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance in ASC 820, Fair Value Measurements and Disclosures, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. We adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. We adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 15 to the Condensed Consolidated Financial Statements for additional information related to fair value measurements.

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

        The following risks, which are described in greater detail in "Part II. Item 1A. Risk Factors" of this report and "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 25, 2009, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Risks associated with our proposed acquisition of ADC, including the risk that the transaction may not be consummated, the risk that a regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, the risk that ADC will not be integrated successfully into Tyco Electronics, and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2010, except for the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009.

  Interest Rate Exposures

        During the first nine months of fiscal 2010, we purchased options to enter into interest rate swaps ("swaptions") and entered into forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure prior to the probable issuance of fixed-rate debt when our 6.00% senior notes mature in fiscal 2012. These swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million. Also, during the first nine months of fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        See Note 14 to the Condensed Consolidated Financial Statements for further discussion of our exposures to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 25, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 25, 2010.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 25, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In the third quarter of fiscal 2010, Tyco International settled the remaining significant lawsuit of its pre-separation securities litigation, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million, with Tyco Electronics being responsible for $24 million, pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement agreement provides that a portion of the settlement fund will be set aside for potential opt-out claims. We cannot predict presently if any opt-out claims will be made and whether opt-out claims will exceed the amount allocated for such claims, requiring us to fund any portion under the sharing formula in the Separation and Distribution Agreement.

        We are aware that, subsequent to the announcement of the entry into the Merger Agreement with ADC in July 2010, purported stockholders of ADC filed several purported class action complaints in the District Court for the State of Minnesota, Hennepin County against ADC, its board of directors, Tyco Electronics, and Tyco Electronics' subsidiary generally alleging claims for breach of fiduciary duties against ADC's board of directors in connection with the transactions contemplated by the Merger Agreement, and that Tyco Electronics and its subsidiary aided and abetted ADC's board of directors in the alleged breach of the directors' fiduciary duties to ADC's stockholders. The actions generally seek to enjoin the consummation of the offer and the merger until the alleged breaches of fiduciary duty are cured. We intend to vigorously defend against these claims.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2009 except as otherwise described below. The risk factors disclosed in our Annual Report on Form 10-K in addition to other information set forth below and in this report could materially affect our business operations, financial condition, and liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

The ADC acquisition and future acquisitions may not be successful.

        We recently announced our entry into the Merger Agreement to acquire ADC, and we regularly evaluate the possible acquisition of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offerings. Risks associated with the acquisition of ADC include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, litigation risks associated with claims or potential claims brought by stockholders of ADC to enjoin the transaction or seeking monetary damages, risks associated with our ability to issue debt to fund a portion of the purchase price, the risk that ADC will not be integrated successfully into Tyco Electronics, and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We also cannot assure you that we will identify or successfully complete transactions with other suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the fiscal quarter ended June 25, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 27 - April 23, 2010	727	$24.91	—	$441,365,330
April 24 - May 28, 2010	4,030,759	29.46	4,028,928	322,653,882
May 29 - June 25, 2010	3,742,235	28.45	3,737,470	216,313,354

Total	7,773,721	28.98	7,766,398

(1)
This column includes the following transactions which occurred during the fiscal quarter ended June 25, 2010:

(i)
the acquisition of 7,323 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 7,766,398 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
Our $2.0 billion share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed June 8, 2010)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of Tyco Electronics Ltd. for the quarterly period ended June 25, 2010, filed on July 23, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

*
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

Date: July 23, 2010