Form 10-K
period 2010-09-24
Tyco Electronics Ltd.
filed 2010-11-10
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TYCO ELECTRONICS LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 1.73	New York Stock Exchange
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $12,534,765,710 as of March 26, 2010, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 5, 2010 was 443,687,034.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

TYCO ELECTRONICS LTD.

i

 SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report on Form 10-K, including in the sections entitled "Business," "Risk Factors," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        Tyco Electronics Ltd. ("we," "Tyco Electronics," or the "Company") is a leading global provider of engineered electronic components, network solutions, specialty products, and subsea communication systems. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communications equipment and consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting. Our products are produced in approximately 90 manufacturing sites in over 20 countries. With approximately 7,000 engineers and worldwide manufacturing, sales, and customer service capabilities, Tyco Electronics' commitment is our customers' advantage.

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International Ltd. ("Tyco International"). For the period following its incorporation, Tyco Electronics Ltd. did not engage in any significant business activities and held minimal assets. Effective June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics to its common shareholders (referred to in this report as the "separation"). Tyco Electronics Ltd. became an independent, publicly traded company owning the former electronics businesses of Tyco International.

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

        Effective June 25, 2009, we discontinued our existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended (the "Bermuda Companies Act"), and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued our existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Subsea Communications. See Notes 1 and 24 to the Consolidated Financial Statements for additional information regarding our segments.

        Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2010 net sales contribution of each segment, and the key products and markets that we serve:

Segment	Electronic Components		Network Solutions		Specialty Products		Subsea Communications
% of Fiscal 2010 Net Sales	67%		14%		13%		6%
Key Products	•	Connector systems	•	Connector systems	•	Connector systems	•	Undersea
	•	Relays	•	Heat shrink tubing	•	Touch screens		telecommunication
	•	Heat shrink tubing	•	Fiber optics	•	Circuit protection		systems
	•	Application tooling	•	Wire and cable		devices
	•	Sensors	•	Racks and panels	•	Wire and cable
	•	Antennas	•	Intelligent building	•	Relays
	•	Wire and cable		controls	•	Heat shrink
	•	Fiber optics	•	Network interface		tubing
devices
Key Markets	•	Automotive	•	Energy	•	Aerospace, defense,	•	Communication
	•	DataComm	•	Communication		and marine		service providers
	•	Industrial		service providers	•	Touch systems	•	Oil and gas
	•	Appliance	•	Enterprise networks	•	Circuit protection
	•	Computer			•	Medical
	•	Consumer devices

See Note 24 to the Consolidated Financial Statements for certain segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity businesses.  We are leaders in many of the markets we serve, and the opportunity for growth in those markets is significant. We believe our four segments serve a combined $70 billion market that is expected to grow to $100 billion in the next five years.

  •
  Global leader in passive components.  With net sales of approximately $12.1 billion in fiscal 2010, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be $42 billion in fiscal 2010, our net sales were approximately $8 billion. We have established a global leadership position in the connector industry with leading market positions in the following markets:

•
Automotive—#1

•
Industrial—#1

•
Telecom/data communications—#3

•
Computers and peripherals—#4

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

  •
  Process and product technology leadership.  We employ approximately 7,000 engineers dedicated to product research, development, and engineering. Our investment of $585 million in product and process engineering and development together with our capital spending of $385 million in fiscal 2010, enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

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

  •
  Balanced geographic sales mix.  We have an established manufacturing presence in over 20 countries and our sales are global. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

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

Our Strategy

        Our goal is to be the world leader in providing custom-engineered electronic components and solutions for an increasingly connected world. We believe that in achieving this, we will increase net sales and profitability across our segments in the markets that we serve. Our business strategy is based upon the following priorities:

  •
  Deliver extraordinary customer service.  We are broadening the concept of service to embrace every aspect of how we reach and serve our customers. We are increasing our focus on our strategic accounts through direct sales, better leveraging the distribution channel, and revolutionizing our web presence and eBusiness programs. These initiatives, along with our company-wide improvement program designed to improve productivity, reduce costs, and ultimately deliver greater satisfaction to our customers and greater value to shareholders, will enable us to broaden our customer reach and increase customer satisfaction while enabling us to serve customers better and more cost effectively.

  •
  Strengthen our innovation leadership.  Technology leadership is critical to our business. We seek to continue to strengthen our process and product technology leadership and to increase the percentage of our annual net sales from new products. In fiscal 2010, we derived approximately 26% of our net sales from new products launched within the previous three years. In order to accomplish this goal, we intend to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

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

  •
  Extend our leadership in emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, Brazil, and India, which we expect will experience higher growth rates than those of more developed regions in the world. In fiscal 2010, we generated $1.9 billion of net sales in China, $0.9 billion of net sales in Eastern Europe, $0.3 billion of net sales in Brazil, and $0.2 billion of net sales in India. We believe that expansion in these regions will enable us to grow faster than the overall global market.

  •
  Supplement organic growth with strategic partnerships and acquisitions.  We will evaluate and selectively pursue strategic partnerships and acquisitions that strengthen our market position, enhance our existing product offering, enable us to enter attractive markets, expand our technological capabilities, and provide synergy opportunities.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2010	2009	2008
Electronic Components	67%	58%	65%
Network Solutions	14	17	15
Specialty Products	13	14	12
Subsea Communications	6	11	8

Total	100%	100%	100%

  Electronic Components

        Our Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, data communications, industrial, appliance, computer, and consumer devices markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex telecommunications and computer equipment.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive, telecommunications, and industrial industries, including electric sunroofs, anti-lock braking systems, and fuel injection coils for the automotive industry, and signal and power relay technologies for the telecommunications industry.

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

  •
  Sensors.  We offer a customized engineered portfolio of non-contact position and speed sensor technologies mainly for the automotive industry that include high measurement standards, robust housing technologies, and temperature stable designs for a variety of powertrain, safety, and chassis applications.

  •
  Antennas.  We offer application specific and standard antenna products in a variety of structures to enable our customers to complete the transmission of wireless voice and data over a full range of protocols.

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

        In addition to the above product families which represent over 90% of the Electronic Components segment net sales, we also offer identification products, memory card products, magnetics, and switches.

  Network Solutions

        Our Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. These components include connectors, above- and below-ground enclosures, heat shrink tubing, cable accessories, surge arrestors, fiber optic cabling, copper cabling, and racks for copper and fiber networks. This segment also provides electronic systems for test access and intelligent cross-connect applications as well as integrated cabling solutions for cabling and building management. The products are grouped into the following product families:

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

  •
  Fiber Optics.  We provide fiber optic connectors, splices, fiber optic splice closures, fiber management systems, high density cable assemblies, couplers and splitters, and complete cabling systems. These products find use in both local-area and wide-area networks, and "Last-Mile" Fiber-to-the-Home installations.

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

        In addition to the above product families which represent over 90% of the total Network Solutions segment net sales, the segment also sells insulators, surge arrestors, power measurement products, CATV accessories, network interface devices, raceway systems, and duct accessories.

  Specialty Products

        Our Specialty Products segment is a leader in providing highly-engineered custom solutions, components, and connectors for electronic systems, subsystems, and devices in the aerospace, defense, and marine; touch systems; circuit protection; and medical markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, I/O, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex aerospace, defense, and marine and medical equipment.

  •
  Touch Screens.  We develop, manufacture, and market a complete line of touch solutions for point-of-sale terminals, self service, process control, medical, and consumer products. We offer component touch systems for original equipment manufacturers and a broad line of standard and custom LCD touch monitors and computers.

  •
  Circuit Protection Devices.  We offer a range of circuit protection devices, which limit the flow of current during fault conditions and automatically reset after the fault is cleared and power to the circuit is restored. We also offer surface-mount chip fuses, gas discharge tubes for overvoltage protection, electrostatic discharge (ESD) protection devices, and hybrid protection devices.

  •
  Wire and Cable.  We provide highly engineered cable and wire products to the aerospace, defense, and marine and medical markets. We offer a broad range of cable, including NASA-spec cable and other cables suitable for use in rugged applications within the aerospace, defense, and marine (oil and gas exploration) industries. We provide custom-engineered medical device solutions within the diagnostic instrument, surgical device, non-invasive therapeutic, and interventional catheter areas of the medical market.

  •
  Relays.  Our relay products can be used in a wide range of high-performance applications for the aerospace industry.

  •
  Heat Shrink Tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

        In addition to the above product families which represent over 90% of the total Specialty Products segment net sales, the segment also sells identification products, sensors, fiber optics, antennas, and application tooling.

  Subsea Communications

        Our Subsea Communications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2010 was as follows:

Markets	Percentage
Automotive	35%
Telecommunications	16
Industrial	9
Computer	8
Energy	7
Aerospace, Defense, and Marine	5
Appliance	5
Enterprise Networks	4
Service Providers	4
Medical	3
Other	4

Total	100%

        Automotive.    The automotive industry uses our products in motor management systems for combustion and electric vehicles, body electronic applications, safety systems, chassis systems, security systems, driver information, passenger entertainment, and comfort and convenience applications. Electronic components regulate critical vehicle functions, from fuel intake to braking, as well as information, entertainment, and climate control systems.

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

        Aerospace, Defense, and Marine.    Our products are used in military and commercial aircraft, missile systems, military ground systems, satellites, space programs, radar systems, and offshore oil and gas applications.

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

        Medical.    Our products are used in a wide variety of medical devices, ranging from diagnostic and monitoring equipment, surgical devices, ultrasound systems, and energy-based catheters.

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

        Our net sales by geographic area as a percentage of our total net sales were as follows:

	Fiscal
	2010	2009	2008
Europe/Middle East/Africa	35%	34%	38%
Asia-Pacific	34	29	28
Americas(1)	31	37	34

Total	100%	100%	100%

(1)
The Americas includes our Subsea Communications segment.

        See Note 24 to the Consolidated Financial Statements for additional information regarding geographic areas.

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for more than 10% of our net sales in fiscal 2010, 2009, or 2008. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

Raw Materials

        We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding, precious metals such as gold and silver for plating, and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand dynamics.

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

        Our research and development expense for fiscal 2010, 2009, and 2008 was as follows:

	Fiscal
	2010	2009	2008
	(in millions)
Electronic Components	$312	$291	$325
Network Solutions	57	54	60
Specialty Products	78	62	68
Subsea Communications	35	32	29

Total	$482	$439	$482

        Our research, development, and engineering efforts are supported by approximately 7,000 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions, introduced during the previous three years comprised approximately 26% of our net sales for fiscal 2010.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2010, our direct sales represented 80% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

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

        Backlog by reportable segment at fiscal year end 2010 and 2009 was as follows:

	Fiscal
	2010	2009
	(in millions)
Electronic Components	$1,788	$1,265
Network Solutions	333	290
Specialty Products	370	334
Subsea Communications	475	920

Total	$2,966	$2,809

        We expect that the majority of our backlog at September 24, 2010 will be filled during fiscal 2011.

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

  •
  Electronic Components.  This segment competes against numerous companies, including Molex, Amphenol, FCI, JST, and Omron.

  •
  Network Solutions.  This segment's major competitors include Corning, Commscope, 3M, Cooper Industries, Thomas & Betts, and Hubbell.

  •
  Specialty Products.  This segment competes against numerous companies, including Molex, Amphenol, Deutsch, Radiall, 3M, Smart Technologies, Wintek Corporation, Littelfuse, Polytronics, Bel Fuse, ODU, and Lemo.

  •
  Subsea Communications.  This segment primarily competes against Alcatel-Lucent.

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

Employees

        As of September 24, 2010, we employed approximately 89,000 people worldwide, of whom 23,000 were in the Americas region, 25,000 were in the Europe/Middle East/Africa region, and 41,000 were in the Asia-Pacific region. Of our total employees, approximately 55,000 were employed in manufacturing and 22,000 were represented by collective bargaining agreements. Approximately 64% of our employees were based in lower-cost countries, primarily China. We believe that our relations with our employees are satisfactory.

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

Environmental

        Our operations are subject to numerous health, safety, and environmental laws and regulations, including laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards, staff dedicated to environmental, health, and safety issues, periodic compliance auditing, training, and other measures. We have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China Restriction of Hazardous Substances law, and similar laws.

        Compliance with these laws has in the past and may in the future increase our costs of doing business in a variety of ways. For example, our costs may increase indirectly through increased energy and product costs as producers of energy, cement, iron, steel, pulp, paper, petroleum, and other major emitters of greenhouse gases are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $14 million to $24 million. As of September 24, 2010, we believe that the best estimate within this range is approximately $14 million. We do not anticipate any material capital expenditures during fiscal 2011 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC.

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

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to risks that affect many other companies, such as general economic conditions, geopolitical events, competition, technological obsolescence, labor relations, natural disasters, and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

Risks Relating to Our Business

         Conditions in global or regional economies, capital and money markets, and banking systems and cyclical industry demand may adversely affect our results of operations, financial position, and cash flows.

        Our business and operating results have been and will continue to be affected by economic conditions regionally or worldwide, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels, any of which could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected.

        We are dependent on end market dynamics to sell our products, and our operating results can be adversely affected by cyclical and reduced demand in these markets. Our sales are dependent on certain end markets that are impacted by consumer, industrial, and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. For example, the automotive industry, which accounted for approximately 35% of our net sales in fiscal 2010, is still below fiscal 2008 levels as described below. The telecommunications industry, which accounted for approximately 16% of our net sales in fiscal 2010, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The aerospace, defense, and marine industry, which accounted for 5% of our net sales in fiscal 2010, has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

         We are dependent on the automotive industry which experienced significant declines in the recent economic environment.

        Approximately 35% of our net sales for fiscal 2010 were to customers in the automotive industry. Automotive manufacturers globally have experienced significantly lower levels of vehicle sales as a result of the 2008 to 2009 economic downturn and credit conditions. Although sales have increased during fiscal 2010, as compared to fiscal 2009 levels, sales still remain below fiscal 2008 levels. Additionally, the automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

         We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 16% of our net sales for fiscal 2010 came from sales to the telecommunications industry. Demand for these products is subject to rapid technological change, and was and remains affected by declines in consumer and business spending. Additionally, these markets are dominated by several large manufacturers that can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our inability to do so would materially impair our results of operations, financial position, and cash flows.

        Approximately 9% of our net sales for fiscal 2010 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends on underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers. Demand was and remains affected by reduced spending. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

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

         We are dependent on market acceptance of new product introductions and product innovations for future revenue.

        Substantially all of the markets in which we operate are impacted by technological change or change in consumer tastes and preferences, which are rapid in certain end markets. Our operating results depend substantially upon our ability to continually design, develop, introduce, and sell new and innovative products, to modify existing products, and to customize products to meet customer requirements driven by such change. There are numerous risks inherent in these processes, including the risk that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market profitable new products and applications in time to satisfy customer demands.

         Like other suppliers to the electronics industry, we are subject to continuing pressure to lower our prices.

        We have historically experienced, and we expect to continue to experience, continuing pressure to lower our prices. In recent years, we have experienced price erosion averaging from 1% to 2%. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

         Our results are sensitive to raw material availability, quality, and cost.

        We are a large buyer of resin, copper, gold, brass, steel, chemicals and additives, zinc, and other precious metals. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, has increased in recent years and continues to fluctuate. In recent years, we have only been able to partially offset these increases through higher selling prices. Our results of operations, financial position, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are continued significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 57% of our net sales for fiscal 2010 were invoiced in currencies other than the U.S. Dollar, and we expect non-U.S. Dollar revenue to represent a significant and potentially increased portion of our future net revenue. Therefore, when the U.S. Dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

         We may be negatively affected as our customers and vendors continue to consolidate.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, telecommunications, computer, and aerospace, defense, and marine industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, and they have been able to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

         The life cycles of our products can be very short.

        The life cycles of certain of our products can be very short relative to their development cycle. As a result, the resources devoted to product sales and marketing may not result in material revenue, and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover and we were not able to compensate for those expenses, our results of operations, financial position, and cash flows would be materially and adversely affected.

         The ADC Telecommunications, Inc. acquisition and future acquisitions may not be successful.

        In July 2010, we announced our entry into an agreement to acquire ADC Telecommunications, Inc. ("ADC"), and we regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings. Risks associated with the acquisition of ADC include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, risks associated with our ability to issue debt to fund a portion of the purchase price, the risk that ADC will not be integrated successfully into Tyco Electronics, and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We also cannot assure you that we will identify or successfully complete transactions with other acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

         Future acquisitions could require us to issue additional debt or equity.

        If we were to undertake a substantial acquisition for cash, the acquisition may need to be financed in part through funding from banks, public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot assure you that sufficient acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition partially or wholly funded by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our shares.

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

         Our ability to compete effectively depends, in part, on our ability to maintain the proprietary nature of our products and technology.

        The electronics industry is characterized by litigation regarding patent and other intellectual property rights. Within this industry, companies have become more aggressive in asserting and defending patent claims against competitors. There can be no assurance that we will not be subject to future litigation alleging infringement or invalidity of certain of our intellectual property rights or that we will choose not to pursue litigation to protect our property rights. Depending on the importance of the technology, product, patent, trademark, or trade secret in question, an unfavorable outcome regarding one of these matters may have a material adverse effect on our results of operations, financial position, and cash flows.

         A decline in the market value of our pension plans' investment portfolios or a reduction in returns on plan assets could adversely affect our results of operations, financial position, and cash flows.

        Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused significant volatility in the price of all securities, including fixed income and equity, which has and could further reduce the value of our pension plans' investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans' investment portfolios or a reduction in returns on plan assets could have an adverse effect on our results of operations, financial position, and cash flows.

         Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and at times credit markets have been disrupted, which has reduced the availability of investment capital and credit. If these conditions continue or worsen, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

         Divestitures of some of our businesses or product lines may materially adversely affect our results of operations, financial position, and cash flows.

        While we have substantially completed the streamlining of our portfolio that we began over three years ago, we may in the future evaluate the performance of specific businesses and products and may continue to sell businesses or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

         Recognition of impairment charges for our goodwill could negatively affect our results of operations.

        We test goodwill allocated to reporting units for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2010 and determined that no impairment existed. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill. Should economic conditions further deteriorate or remain depressed, estimates of future cash flows for our reporting units may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

         If any of our operations are found not to comply with applicable antitrust or competition laws or applicable trade regulations, our business may suffer.

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the United States and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial, including distribution, agreements and practices with respect to the electrical components or other markets are found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce any of our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected. Further, any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

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

        We have sizeable operations in China, including manufacturing operations, and in fiscal 2010, 16% of our net sales were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

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

        We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate governing, among other things:

  •
  the generation, storage, use, and transportation of hazardous materials;

  •
  emissions or discharges of substances into the environment;

  •
  investigation and remediation of hazardous substances or materials at various sites;

  •
  greenhouse gas emissions; and

  •
  the health and safety of our employees.

        We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent resulting in increased costs and compliance burdens.

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

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives, the EU REACH (chemical registration) Directive, the China law on Management Methods for Controlling Pollution by Electronic Information Products, and various other laws. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make manufacture or sale of our products more expensive or impossible and could limit our ability to sell our products in certain jurisdictions.

         We are a defendant to a variety of litigation in the course of our business that could cause a material adverse effect on our results of operations, financial position, and cash flows.

        In the ordinary course of business, we are a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, product liability, breach of contract, and employment-related claims. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial position, and cash flows.

         Covenants in our debt instruments may adversely affect us.

        Our bank credit facility contains financial and other covenants, such as a limit on the ratio of debt (as defined in the credit facility) to earnings before interest, taxes, depreciation, and amortization (as defined in the credit facility) and limits on the amount of subsidiary debt and incurrence of liens. Our outstanding notes indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        Although none of these covenants are presently restrictive to our operations, our continued ability to meet the bank credit facility financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of our covenants could result in a default under our credit facility or indentures. Upon the occurrence of certain defaults under our credit facility and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our bank credit facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets or access to lenders or capital markets to repay or fund the repayment of any amounts outstanding under our credit facility and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

        The indentures governing our outstanding senior notes contain covenants that may require us to offer to buy back the notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest, to the repurchase date, upon a change of control triggering event (as defined in the indentures). We cannot assure you that we will have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

Risks Relating to Our Separation from Tyco International

         We share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities for tax periods prior to and including the distribution date.

        In connection with our separation from Tyco International in 2007, we, Tyco International, and its former healthcare businesses ("Covidien") entered into a Tax Sharing Agreement pursuant to which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. More specifically, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that we have assessed under the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740, Income Taxes, have been reflected as liabilities on the Consolidated Financial Statements. The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

        Tyco International received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of our common shares and Covidien common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Covidien common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from outside legal counsel confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco International, and Covidien regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize gain in an amount equal to the excess of the fair market value of our common shares and Covidien common shares distributed to Tyco International shareholders on the distribution date over Tyco International's tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

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

        Various U.S. and non-U.S. legislative proposals and other initiatives have been directed at companies incorporated in lower-tax jurisdictions. We believe that recently there has been heightened focus on adoption of such legislation and other initiatives. If adopted, these proposed changes could materially increase our worldwide corporate effective tax rate. We believe that, since becoming a Swiss corporation in June 2009, we are less likely to be subject to such legislation and other initiatives because Switzerland has both a generally imposed corporate income tax and comprehensive tax treaties with the United States and other jurisdictions in which we operate. However, we cannot predict the outcome of any specific legislation or initiative, and we cannot assure you that any such legislation or initiative will not apply to us.

         Legislation in the United States could adversely impact our results of operations, financial position, and cash flows.

        Various U.S. federal and state legislative proposals have been introduced in recent years that may negatively impact the growth of our business by denying government contracts to U.S. companies that have moved to lower-tax jurisdictions.

        We expect the U.S. Congress to continue to consider implementation and/or expansion of policies that would restrict the federal and state governments from contracting with entities that have corporate locations abroad. We believe that we are less likely to be subject to such proposals since becoming a Swiss corporation in June 2009. However, we cannot predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, the effect such enactments and increased regulatory scrutiny may have on our business, or the outcome of any specific legislative proposals. Therefore, we cannot assure you that any such legislative action will not apply to us. In addition, we are unable to predict whether the final form of any potential legislation discussed above also would affect our indirect sales to U.S. federal or state governments or the willingness of our non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact of any proposed legislation in this area and cannot assure you that the impact will not be materially adverse to us.

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management.

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares without shareholder approval and without satisfying certain other requirements. Our articles of association authorize us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on June 22, 2011 and is subject to shareholder approval for a two-year extension again at our next annual general meeting of shareholders, and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.

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

  •
  volatility in financial markets and market fluctuations caused by global economic conditions;

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

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making any future distributions to shareholders, prior to June 1, 2011, through a reduction of registered share capital or, after June 1, 2011, through a reduction of registered share capital or contributed surplus (as determined for Swiss tax purposes). Distributions to our shareholders in the form of a reduction of registered share capital are not subject to Swiss withholding tax. To date, since we became a Swiss corporation, all distributions on our shares approved by our shareholders have been distributions through reductions in our registered share capital. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus (as determined for Swiss tax purposes) or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited.

         Currency fluctuations between the U.S. Dollar and the Swiss Franc may limit the amount available for any future distributions on our shares without subjecting shareholders to Swiss withholding tax.

        Under Swiss corporate law, we are required to state our year end unconsolidated Swiss statutory financial statements in Swiss Francs. Although distributions that are effected through a return of registered share capital or contributed surplus are expected to be paid in U.S. Dollars, shareholder resolutions with respect to such distributions are required to be stated in Swiss Francs. If the U.S. Dollar were to increase in value relative to the Swiss Franc, the U.S. Dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

         We have certain limitations on our ability to repurchase our shares.

        The Swiss Code of Obligations regulates a corporation's ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, only if our shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation.

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

        Our articles of association contain provisions that could be considered "anti-takeover" provisions because they would make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these provisions, among others:

  •
  shareholders may act only at shareholder meetings and not by written consent, and

  •
  restrictions will apply to any merger or other business combination between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors, both of which provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in the case of issuances from authorized capital, until June 22, 2011 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate over 100 manufacturing, warehousing, and office locations in approximately 25 states in the United States. We also operate over 250 manufacturing, warehousing, and office locations in over 50 countries and territories outside the United States.

        We own approximately 20 million square feet of space and lease approximately 10 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in over 20 countries worldwide. These manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to lower-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and through the migration of manufacturing to lower-cost countries.

        Our centers of manufacturing output at September 24, 2010 included sites in the following countries:

	Number of Manufacturing Facilities
	Electronic Components	Network Solutions	Specialty Products	Subsea Communications	Total
Americas:
United States	14	1	9	1	25
Mexico	4	1	1	—	6
Brazil	1	—	—	—	1
Europe/Middle East/Africa:
United Kingdom	2	4	1	—	7
India	4	1	1	—	6
Germany	3	2	—	—	5
Switzerland	3	1	—	—	4
Belgium	1	1	—	—	2
Czech Republic	2	—	—	—	2
France	1	1	—	—	2
Italy	2	—	—	—	2
Austria	1	—	—	—	1
Hungary	1	—	—	—	1
Poland	1	—	—	—	1
Portugal	1	—	—	—	1
Spain	1	—	—	—	1
Asia-Pacific:
China	13	2	—	—	15
Japan	1	—	2	—	3
Korea	1	—	—	—	1
New Zealand	1	—	—	—	1
Singapore	1	—	—	—	1

Total	59	14	14	1	88

        We estimate that our manufacturing production by region in fiscal 2010 was approximately: Americas—30%, Europe/Middle East/Africa—40%, and Asia-Pacific—30%.

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

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among us, Tyco International, and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to our and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, we assumed the liability for, and control of, all pending and threatened legal matters at separation related to our business or assumed or retained liabilities. Tyco Electronics was responsible for 31% of certain liabilities that arose from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien were responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which is allocated in the manner described above, will be borne equally by Tyco International, Covidien, and us. At the present time, all significant matters for which we shared responsibility with Tyco International and Covidien under the Separation and Distribution Agreement, which as previously reported in our periodic filings generally related to securities class action cases and other securities cases, have been settled. Other than matters described below under "Compliance Matters," we presently are not aware of any additional legal matters which may arise for which we would bear a portion of the responsibility under the Separation and Distribution Agreement.

  Compliance Matters

        As previously reported in our periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the SEC the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the FCPA, and that it would continue to investigate and make periodic progress reports to these agencies. To date, our baseline review has revealed that some of our former business practices may not have complied with FCPA requirements. At this time, we believe we have adequate amounts recorded related to these matters, the amount of which is not significant. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or us would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter.

  Com-Net

        At September 24, 2010, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase.

ITEM 4.    RESERVED

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Tyco Electronics' common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL." The following table sets forth the high and low closing sales prices of Tyco Electronics' common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 24, 2010 and September 25, 2009.

	Market Price Range
Fiscal Year Ended September 24, 2010	High	Low
First Quarter	$24.60	$21.12
Second Quarter	28.22	23.98
Third Quarter	32.85	26.88
Fourth Quarter	29.26	24.39
Fiscal Year Ended September 25, 2009
First Quarter	$27.66	$12.97
Second Quarter	17.55	7.44
Third Quarter	20.39	10.54
Fourth Quarter	23.94	16.68

        The number of registered holders of Tyco Electronics' common shares at November 5, 2010 was 34,345.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on Tyco Electronics' common shares during the quarterly periods presented below.

Fiscal Year Ended September 24, 2010	Dividends and Cash Distributions to Shareholders per Common Share
First Quarter(1)	$0.16 (CHF 0.17)
Second Quarter(1)	$0.16 (CHF 0.17)
Third Quarter(1)	$0.16 (CHF 0.18)
Fourth Quarter(1)	$0.16 (CHF 0.18)
Fiscal Year Ended September 25, 2009
First Quarter	$0.16
Second Quarter	$0.16
Third Quarter	$0.16
Fourth Quarter(1)	$0.16 (CHF 0.17)

(1)
Paid in the form of a reduction of registered share capital. The reduction was declared in Swiss Francs ("CHF") and paid in U.S. Dollars based on a U.S. Dollar/Swiss Franc exchange rate shortly before shareholder approval.

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on Tyco Electronics' common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index, assuming investment of $100 on June 14, 2007, the first day of "when-issued" trading of Tyco Electronics' common shares on the NYSE prior to our separation from Tyco International on June 29, 2007, including the reinvestment of dividends, and the investment of $100 in the Indexes on June 14, 2007. The graph shows the cumulative total return as of the fiscal years ended September 28, 2007, September 26, 2008, September 25, 2009, and September 24, 2010. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TYCO ELECTRONICS LTD., S&P 500 INDEX
AND DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	6/14/07*	9/28/07	9/26/08	9/25/09	9/24/10
Tyco Electronics Ltd.	100.00	91.56	71.64	61.15	81.24
S&P 500 Index	100.00	100.77	81.76	72.29	81.13
Dow Jones Electrical Components and Equipment Index	100.00	99.97	78.08	75.74	88.07

*
$100 invested on 6/14/07 in Tyco Electronics' common shares, including reinvestment of dividends, and $100 invested on 6/14/07 in Indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 24, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
June 26—July 23, 2010	56,456	$24.64	—	$216,313,354
July 24—August 27, 2010	2,690,891	26.65	2,682,120	144,831,545
August 28—September 24, 2010	1,041,981	25.93	1,036,734	117,965,146

Total	3,789,328	$26.42	3,718,854

(1)
This column includes the following transactions which occurred during the quarter ended September 24, 2010:

(i)
the acquisition of 70,474 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 3,718,854 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases or pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

(2)
On September 29, 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

(3)
Amounts in this column reflect the maximum value of shares that could be purchased under our $2.0 billion share repurchase program as of September 24, 2010.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents selected consolidated and combined financial and other operating data for Tyco Electronics. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company prior to June 29, 2007.

	As of or for Fiscal
	2010(1)	2009(2)(7)	2008(3)(7)	2007(4)(6)(7)	2006(5)(6)(7)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$12,070	$10,256	$14,373	$12,574	$11,431
Gross margin	3,777	2,536	4,173	3,719	3,556
Restructuring and other charges, net	137	375	219	92	7
Pre-separation litigation charges (income), net	(7)	144	22	887	—
Impairment of goodwill	—	3,547	103	—	—
Operating income (loss)	1,516	(3,474)	1,663	655	1,679
Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	1,059	(3,109)	1,432	(227)	1,390
Income (loss) from discontinued operations, net of income taxes	44	(156)	255	(340)	(201)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(8)
Net income (loss)	$1,103	$(3,265)	$1,687	$(567)	$1,181
Per Share Data
Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$2.34	$(6.77)	$2.96	$(0.46)	$2.80
Net income (loss)	2.43	(7.11)	3.49	(1.14)	2.38
Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$2.32	$(6.77)	$2.95	$(0.46)	$2.80
Net income (loss)	2.41	(7.11)	3.47	(1.14)	2.38
Dividends and cash distributions paid per common share	$0.64	$0.64	$0.56	$—	$—
Balance Sheet Data
Total current assets	$6,731	$5,579	$7,635	$10,545	$7,245
Total assets	16,992	16,018	21,406	23,654	19,070
Total current liabilities	3,460	2,615	3,387	6,218	3,181
Long-term debt and obligations under capital leases	2,307	2,316	3,161	3,373	3,371
Total equity	7,056	7,006	11,072	11,358	11,155
Working capital(8)	3,271	2,964	4,248	4,327	4,064
Other Operating Data
Capital expenditures	$385	$328	$610	$863	$506

(1)
Fiscal 2010 income from continuing operations attributable to Tyco Electronics Ltd. includes $137 million of net restructuring and other charges, $178 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $307 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, $101 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carry forwards in certain non-U.S. locations. (See Notes 4, 18, and 19 to the Consolidated Financial Statements.) Fiscal 2010 net income attributable to Tyco Electronics Ltd. includes $44 million of income, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated Financial Statements.)

(2)
Fiscal 2009 loss from continuing operations attributable to Tyco Electronics Ltd. includes net pre-separation litigation charges of $144 million, net restructuring and other charges of $375 million, impairment of goodwill of $3,547 million, a gain on retirement of debt of $22 million, other expense of $68 million pursuant to the Tax Sharing Agreement with Tyco

  International and Covidien, and an income tax benefit of $49 million attributable to adjustments to prior year tax returns. (See Notes 4, 9, 12, 14, 18, and 19 to the Consolidated Financial Statements.) Fiscal 2009 net loss attributable to Tyco Electronics Ltd. includes $156 million of loss, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated Financial Statements.)

(3)
Fiscal 2008 income from continuing operations attributable to Tyco Electronics Ltd. includes net pre-separation litigation charges of $22 million, net restructuring and other charges of $219 million, impairment of goodwill of $103 million, other income of $486 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $33 million related to the analysis and reconciliation of tax accounts. (See Notes 4, 9, 14, 18, and 19 to the Consolidated Financial Statements.) Fiscal 2008 net income attributable to Tyco Electronics Ltd. includes $255 million of income, net of income taxes, from discontinued operations. (See Note 5 to the Consolidated Financial Statements.)

(4)
Fiscal 2007 loss from continuing operations attributable to Tyco Electronics Ltd. includes net pre-separation litigation charges of $887 million, separation costs of $44 million, net restructuring and other charges of $92 million, and allocated loss on retirement of debt of $232 million. Fiscal 2007 net loss attributable to Tyco Electronics Ltd. includes $340 million of loss, net of income taxes, from discontinued operations.

(5)
Fiscal 2006 net income attributable to Tyco Electronics Ltd. includes a $201 million loss, net of income taxes, from discontinued operations as well as an $8 million loss, net of income taxes, related to the cumulative effect of accounting change recorded in conjunction with the adoption of certain provisions of ASC 410, Asset Retirement and Environmental Obligations.

(6)
For all periods prior to our separation from Tyco International, basic and diluted earnings (loss) per share were calculated utilizing the basic shares outstanding at June 29, 2007, the date of separation.

(7)
During fiscal 2010, we identified certain errors in our accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, in fiscal 2008 and data utilized in the determination of our income tax provision in fiscal 2005 through fiscal 2009. We corrected these errors in the affected prior periods and presented the results in this Annual Report. See Note 2 to the Consolidated Financial Statements for further information regarding the correction of immaterial errors.

The following table summarizes the impact of the tax errors on our selected statement of operations data for fiscal 2009, 2008, 2007, and 2006:

	Fiscal
	2009		2008		2007		2006
	Amounts Previously Reported*	As Corrected	Amounts Previously Reported*	As Corrected	As Previously Reported*	As Corrected	As Previously Reported*	As Corrected
	(in millions, except per share data)
Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations.	$(3,100)	$(3,109)	$1,527	$1,432	$(214)	$(227)	$1,402	$1,390
Net income (loss)	(3,256)	(3,265)	1,782	1,687	(554)	(567)	1,193	1,181
Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations.	$(6.75)	$(6.77)	$3.16	$2.96	$(0.43)	$(0.46)	$2.82	$2.80
Net income (loss)	(7.09)	(7.11)	3.69	3.49	(1.11)	(1.14)	2.40	2.38
Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations.	$(6.75)	$(6.77)	$3.14	$2.95	$(0.43)	$(0.46)	$2.82	$2.80
Net income (loss)	(7.09)	(7.11)	3.67	3.47	(1.11)	(1.14)	2.40	2.38

*
Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810, Consolidation.

The following table summarizes the impact of the tax errors on our selected balance sheet data for fiscal 2009, 2008, 2007, and 2006:

	Fiscal
	2009		2008		2007		2006
	Amounts Previously Reported	As Corrected	Amounts Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
	(in millions)
Total assets	$16,220	$16,018	$21,600	$21,406	$23,688	$23,654	$19,091	$19,070
Total equity*	7,026	7,006	11,083	11,072	11,392	11,358	11,176	11,155

*
Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810, Consolidation.
(8)
Working capital is defined as current assets minus current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in "Risk Factors" and "Forward-Looking Information."

        Our Consolidated Financial Statements have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The Separation

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International. For the period following its incorporation, Tyco Electronics Ltd. did not engage in any significant business activities and held minimal assets. Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses, to its common shareholders.

Change of Domicile

        Effective June 25, 2009, Tyco Electronics Ltd. discontinued its existence as a Bermuda company as provided in the Bermuda Companies Act, and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

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

        We operate through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Subsea Communications. See Notes 1 and 24 to the Consolidated Financial Statements for additional information regarding our segments.

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by approximately 7,000 engineers as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers throughout the world to provide highly engineered products and solutions to meet their needs.

        Our strategic objective is to increase our revenue and profitability across all of our segments in the markets we serve. This strategy is dependent upon the following strategic priorities:

  •
  Deliver extraordinary customer service;

  •
  Strengthen our innovation leadership;

  •
  Achieve market leadership in attractive and under-penetrated industries;

  •
  Extend our leadership in emerging markets; and

  •
  Supplement organic growth with strategic partnerships and acquisitions.

  Economic Conditions

        Our business and operating results have been and will continue to be affected by regional and worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Overall, we experienced a 17.7% increase in net sales in fiscal 2010 as compared to fiscal 2009. In fiscal 2009, net sales decreased 28.6% as compared to fiscal 2008. Our sales into consumer based markets, particularly in the automotive and appliance end markets, and to a lesser degree, our sales into the computer end market, all in our Electronic Components segment, have improved relative to last year but still remain below fiscal 2008 levels. Sales in the industrial and infrastructure end markets served by our Network Solutions segment improved in fiscal 2010, marginally exceeding sales of fiscal 2009 but remained below fiscal 2008 levels as these are later cycle markets. Sales in fiscal 2010 in our Specialty Products segment continued to improve and were above fiscal 2009 levels, but remained below fiscal 2008 sales levels. Relative to the fourth quarter of fiscal 2010, we expect first quarter sales in the consumer based markets to increase slightly, with a modest decrease in the industrial and infrastructure based markets. On a company-wide basis, net sales in the first quarter of fiscal 2011 are expected to be between $3.05 and $3.15 billion, an increase of 5 to 9 percent over the same period of fiscal 2010. For fiscal 2011, which will be 53 weeks in length, we expect net sales to increase 6 to 9 percent from fiscal 2010 levels and to be between $12.8 and $13.2 billion. In the first fiscal quarter of 2011, we expect diluted earnings per share to be in the range of $0.63 to $0.67 per share. For fiscal 2011, we expect diluted earnings per share to be in the range of $2.80 to $3.00 per share with approximately $0.05 per share attributable to the additional week. This outlook assumes current foreign exchange and commodity rates and does not include results related to the anticipated acquisition of ADC.

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

  Acquisitions

        On August 6, 2010, we acquired the remaining outstanding equity interests of PlanarMag, Inc. ("PlanarMag") for $23 million in cash and the forgiveness of an approximate $1 million loan payable. Prior to the acquisition, we owned approximately 14% of PlanarMag. The net assets acquired, which are not material, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment.

        On May 14, 2010, we acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. ("Zarlink") for $15 million in cash. The assets acquired, primarily definite-lived intangible assets, inventory, and property, plant, and equipment, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment.

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

        See Note 6 to the Consolidated Financial Statements for additional information regarding acquisitions.

  Anticipated Acquisition

        On July 12, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with ADC under which we agreed to acquire ADC for a total purchase price of approximately $1.25 billion. Pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger with and into ADC. The initial offer, dated July 26, 2010, has been extended to November 15, 2010. As of October 18, 2010, approximately 86.5 million common shares of ADC had been tendered and not withdrawn pursuant to the tender offer, representing approximately 89% of the outstanding common shares of ADC. In accordance with the terms of the tender offer, ADC shareholders have the right to withdraw their previously tendered shares prior to the expiration of the offer.

        The transaction is expected to be completed during the first quarter of fiscal 2011. The consummation of the transaction is subject to various closing conditions including the tender of a majority of ADC's shares, regulatory approvals, and other customary conditions. The Merger Agreement also includes customary termination provisions for both ADC and us and provides that, in connection with the termination of the Merger Agreement under specified circumstances, ADC will be required to pay us a termination fee of $38 million.

        See Note 6 to the Consolidated Financial Statements for additional information regarding acquisitions.

  Divestitures

        During fiscal 2010, we sold our mechatronics business within the Electronic Components segment for net cash proceeds of $3 million. This business designs and manufactures customer-specific components, primarily for the automotive industry, and generated sales of approximately $100 million in fiscal 2010. In connection with the sale, we recorded a pre-tax loss on sale of $41 million.

        Also, in fiscal 2010, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $1 million, respectively, in fiscal 2010. Also, we recorded a pre-tax impairment charge of $12 million in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. The Dulmison connectors and fittings product line generated sales of approximately $50 million in fiscal 2009.

        During fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Electronic Components segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a pre-tax loss on sale of $7 million. A pre-tax impairment charge of $22 million was recorded in fiscal 2008 to write the carrying value of the assets and liabilities down to fair value.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statement of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and the operations of the mechatronics business, Dulmison connectors and fittings product line, and Battery Systems business in continuing operations due to immateriality. See Note 4 to the Consolidated Financial Statements for additional information regarding the divestitures.

  Discontinued Operations

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In May 2009, we completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction.

        In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. Also, in September 2008, we completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. In fiscal 2009, we received additional cash proceeds of $29 million and recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses.

        In fiscal 2008, we completed the sale of the Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented in our Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Subsea Communications segment. See Note 5 to the Consolidated Financial Statements for additional information regarding discontinued operations.

  Manufacturing Simplification

        Since our separation, we have been working on the simplification of our global manufacturing footprint, by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead.

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $30 million in fiscal 2011. In fiscal 2010, cash spending related to restructuring was $190 million, and we anticipate spending approximately $130 million in fiscal 2011, relating to both manufacturing simplification and prior year business resizing. Annualized cost savings related to the manufacturing simplification plan are expected to be approximately $20 million. These costs exclude potential restructuring costs that may arise from the acquisition of ADC.

  Correction of Immaterial Errors

        During the third quarter of fiscal 2010, we identified certain errors in our accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, in fiscal 2008 and data utilized in the determination of our income tax provision in fiscal 2005 through fiscal 2009.

        In connection with the adoption of the uncertain tax position provisions of ASC 740, we failed to reflect, in the calculation of interest and penalties, the impact of the interest component of a prepayment made to the IRS in fiscal 2007. As a result of this error, we overstated deferred tax assets, receivable from Tyco International Ltd. and Covidien plc, noncurrent income taxes payable, and other income by $64 million, $81 million, $182 million, and $81 million, respectively, and understated accumulated earnings by $118 million in fiscal 2008. The impacts to other income and receivable from Tyco International Ltd. and Covidien plc result from the shared nature of the tax liabilities pursuant to the Tax Sharing Agreement entered into upon separation from Tyco International.

        We also identified errors in certain reports used, in part, to determine our income tax provision. As a result of these errors, we understated income tax expense and overstated deferred tax assets by $9 million, $14 million, $13 million, $12 million, and $9 million in fiscal 2009, 2008, 2007, 2006, and 2005, respectively.

        We evaluated the effects of these errors individually and in the aggregate and determined that our prior period financial statements are not materially misstated. However, we determined that the cumulative effect of correcting these errors in fiscal 2010 would be material to the fiscal 2010 financial statements. Therefore, we corrected these errors in the affected prior periods and presented the results in this Annual Report. See Note 2 to the Consolidated Financial Statements for additional information regarding the correction of immaterial errors.

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

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material price increases.  We purchased approximately 160 million pounds of copper and 200,000 troy ounces of gold in fiscal 2010. During the periods shown, copper and gold prices, as well as the prices of certain other raw materials, have been volatile and current year prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		Fiscal
	Measure	2010	2009	2008
Copper	Lb.	$3.15	$2.75	$3.40
Gold	Troy oz.	$1,114	$878	$870

    In fiscal 2011, we expect to purchase approximately 170 million pounds of copper and 180,000 troy ounces of gold.

  •
  Foreign exchange.  Approximately 57% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in fiscal 2010 by major currencies invoiced was as follows:

U.S. Dollar	43%
Euro	31
Japanese Yen	9
Chinese Renminbi	5
Korean Won	3
Brazilian Real	2
British Pound Sterling	1
All others	6

Total	100%

        The following table sets forth certain items from our Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	Fiscal
	2010		2009		2008
	($ in millions)
Net sales	$12,070	100.0%	$10,256	100.0%	$14,373	100.0%
Cost of sales	8,293	68.7	7,720	75.3	10,200	71.0

Gross margin	3,777	31.3	2,536	24.7	4,173	29.0
Selling, general, and administrative expenses	1,538	12.7	1,408	13.7	1,573	10.9
Research, development, and engineering expenses	585	4.8	536	5.2	593	4.1
Acquisition and integration costs	8	0.1	—	—	—	—
Restructuring and other charges, net	137	1.1	375	3.7	219	1.5
Pre-separation litigation charges (income), net	(7)	(0.1)	144	1.4	22	0.2
Impairment of goodwill	—	—	3,547	34.6	103	0.7

Operating income (loss)	1,516	12.6	(3,474)	(33.9)	1,663	11.6
Interest income	20	0.2	17	0.2	32	0.2
Interest expense	(155)	(1.3)	(165)	(1.6)	(190)	(1.3)
Other income (expense), net	177	1.5	(48)	(0.5)	486	3.4

Income (loss) from continuing operations before income taxes	1,558	12.9	(3,670)	(35.8)	1,991	13.9
Income tax (expense) benefit	(493)	(4.1)	567	5.6	(554)	(3.9)

Income (loss) from continuing operations	1,065	8.8	(3,103)	(30.3)	1,437	10.0
Income (loss) from discontinued operations, net of income taxes	44	0.4	(156)	(1.5)	255	1.8

Net income (loss)	1,109	9.2	(3,259)	(31.8)	1,692	11.8
Less: net income attributable to noncontrolling interests	(6)	—	(6)	(0.1)	(5)	—

Net income (loss) attributable to Tyco Electronics Ltd.	$1,103	9.1%	$(3,265)	(31.8)%	$1,687	11.7%

        Net Sales.    Net sales increased $1,814 million, or 17.7%, to $12,070 million in fiscal 2010 from $10,256 million in fiscal 2009. In fiscal 2009, net sales decreased $4,117 million, or 28.6%, to $10,256 million from $14,373 million in fiscal 2008. On an organic basis, net sales increased $1,712 million, or 16.7%, in fiscal 2010. The increase primarily resulted from strong growth in our Electronic Components segment and, to a lesser degree, our Specialty Products segment, partially offset by a decline in our Subsea Communications segment. On an organic basis, net sales decreased $3,542 million, or 24.6%, in fiscal 2009, primarily as a result of declines in our Electronic Components, Specialty Products, and Network Solutions segments. In fiscal 2010, foreign currency exchange rates positively impacted net sales by $188 million, or 1.8%. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $474 million, or 3.3%, in fiscal 2009. Price erosion adversely affected net sales by $169 million, $187 million, and $187 million in fiscal 2010, 2009, and 2008, respectively. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2010	2009	2008
Europe/Middle East/Africa (EMEA)	35%	34%	38%
Asia-Pacific	34	29	28
Americas	31	37	34

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2010						2009
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
EMEA	$683	19.5%	$2	$(4)	$681	19.3%	$(1,581)	(28.6)%	$(402)	$(4)	$(1,987)	(36.0)%
Asia-Pacific	1,029	35.3	133	(29)	1,133	38.6	(1,069)	(26.3)	(11)	(44)	(1,124)	(27.7)
Americas(3)	—	—	53	(53)	—	—	(892)	(18.5)	(61)	(53)	(1,006)	(20.9)

Total	$1,712	16.7%	$188	$(86)	$1,814	17.7%	$(3,542)	(24.6)%	$(474)	$(101)	$(4,117)	(28.6)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
The Americas includes our Subsea Communications segment.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2010	2009	2008
Electronic Components	67%	58%	65%
Network Solutions	14	17	15
Specialty Products	13	14	12
Subsea Communications	6	11	8

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2010						2009
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
Electronic Components	$2,033	33.8%	$123	$(47)	$2,109	35.4%	$(2,936)	(31.7)%	$(287)	$(93)	$(3,316)	(35.7)%
Network Solutions	5	0.3	42	(39)	8	0.5	(270)	(12.5)	(165)	(8)	(443)	(20.5)
Specialty Products	111	7.9	23	—	134	9.5	(332)	(18.8)	(22)	—	(354)	(20.0)
Subsea Communications	(437)	(37.6)	—	—	(437)	(37.6)	(4)	(0.4)	—	—	(4)	(0.3)

Total	$1,712	16.7%	$188	$(86)	$1,814	17.7%	$(3,542)	(24.6)%	$(474)	$(101)	$(4,117)	(28.6)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin as a percentage of net sales increased to 31.3% in fiscal 2010 as compared to 24.7% in fiscal 2009. The increase was due primarily to higher sales and improved manufacturing productivity, and to a lesser degree, favorable product mix and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        In fiscal 2009, gross margin as a percentage of net sales decreased to 24.7% from 29.0% in fiscal 2008. The decrease was due to sales declines and unfavorable absorption of manufacturing costs associated with reduced production levels related to lower sales and our efforts to reduce inventory levels, partially offset by cost reductions from restructuring actions.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses as a percentage of net sales were 12.7% and 13.7% in fiscal 2010 and 2009, respectively. Fiscal 2009 results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding this item, selling, general, and administrative expenses in fiscal 2010 further decreased as a percentage of net sales as compared to fiscal 2009 as a result of increased sales and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Selling, general, and administrative expenses as a percentage of net sales increased to 13.7% in fiscal 2009 as compared to 10.9% in fiscal 2008. As discussed above, in fiscal 2009, results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In fiscal 2008, selling, general, and administrative expenses included a $36 million gain on the sale of real estate related to our Electronic Components segment. Excluding these items, selling, general, and administrative expenses increased as a percentage of net sales in fiscal 2009 from fiscal 2008 due to the decrease in sales volume.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales decreased to 4.8% in fiscal 2010 from 5.2% in fiscal 2009. The decrease as a percentage of net sales was attributable to higher net sales partially offset by increased investment in research and development across our businesses during fiscal 2010. Research, development, and engineering expenses as a percentage of net sales increased to 5.2% in fiscal 2009 as compared to 4.1% in fiscal 2008. The increase as a percentage of net sales was due to decreases in sales volume as well as our continued focus on future technologies within all four of our operating segments in fiscal 2009.

        Restructuring and Other Charges, Net.    In fiscal 2010, net restructuring and other charges were $137 million as compared to $375 million in fiscal 2009 and $219 million in fiscal 2008. Total charges, including amounts reflected in cost of sales, were $134 million, $373 million, and $228 million in fiscal 2010, 2009, and 2008, respectively.

        Fiscal 2010 restructuring actions primarily related to headcount reductions in the Electronic Components segment. Fiscal 2010 charges included a pre-tax loss on sale of $41 million related to the sale of our mechatronics business which was part of our Electronic Components segment as well as long-lived asset impairment charges of $12 million and a loss on sale of $1 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment.

        Fiscal 2009 restructuring actions reduced costs in response to market conditions and primarily related to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. Fiscal 2009 charges included a long-lived asset impairment of $14 million in our Network Solutions segment primarily related to the divestiture of the Dulmison connectors and fittings product line and a loss on sale of $7 million related to the sale of the Battery Systems business which was part of the Electronic Components segment.

        Fiscal 2008 restructuring actions related to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. Fiscal 2008 charges included long-lived asset impairments in our Electronic Components segment of $34 million, consisting of $22 million related to the divestiture of the Battery Systems business and $12 million related to certain dedicated manufacturing lines serving the North American automotive market.

        See Note 4 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Pre-separation Litigation Charges (Income), Net.    During fiscal 2010, Tyco International settled the remaining securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million. Pursuant to the sharing formula in the Separation and Distribution Agreement, our share of the settlement amount was $24 million. As discussed below, we had previously established reserves for this case. As a result of the settlement of the Stumpf case, we concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, we recorded income of $7 million during fiscal 2010. As of September 24, 2010, there were no remaining significant securities lawsuits outstanding.

        During fiscal 2009, we recorded charges of $144 million for our share of Tyco International's settlements of several securities cases and our portion of the estimated probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement.

        During fiscal 2008, we recorded charges of $34 million for our share of Tyco International's settlements of two securities cases and income of $12 million for our portion of related recoveries of certain costs from insurers.

        See "Part I. Item 3. Legal Proceedings" and Note 14 to the Consolidated Financial Statements for additional information regarding pre-separation securities litigation.

        Impairment of Goodwill.    During fiscal 2009, we recorded a goodwill impairment charge of $3,435 million in our Electronic Components segment, of which $2,088 million and $1,347 million related to the Automotive and Communications and Industrial Solutions reporting units, respectively. We also recorded a goodwill impairment charge of $112 million related to the Circuit Protection reporting unit of our Specialty Products segment in fiscal 2009.

        During fiscal 2008, we recorded a goodwill impairment charge of $103 million which related to the Global Application Tooling Division reporting unit of our Electronic Components segment.

        See Note 9 to the Consolidated Financial Statements for further information regarding the impairment of goodwill.

        Operating Income (Loss).    Operating income was $1,516 million in fiscal 2010 compared to an operating loss of $3,474 million in fiscal 2009. Fiscal 2010 results included restructuring and other charges, acquisition and integration costs, and pre-separation litigation income of $134 million, $8 million, and $7 million, respectively. Fiscal 2009 results included goodwill impairment charges, restructuring and other charges, and pre-separation litigation charges of $3,547 million, $373 million, and $144 million, respectively. In addition, fiscal 2009 results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the remaining increase in operating income resulted primarily from higher sales and related gross margins, higher gross margins as a percentage of sales due to favorable product mix, and cost reduction benefits from restructuring actions implemented in fiscal 2009, partially offset by price erosion.

        Operating loss was $3,474 million in fiscal 2009 as compared to operating income of $1,663 million in fiscal 2008. As discussed above fiscal 2009 results included goodwill impairment charges, restructuring and other charges, and pre-separation litigation charges of $3,547 million, $373 million, and $144 million, respectively, as well as a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. In fiscal 2008, operating income included restructuring and other charges, goodwill impairment charges, a gain on the sale of real estate, and net pre-separation litigation charges of $228 million, $103 million, $36 million, and $22 million, respectively. Excluding these items, the decreases in operating income resulted from lower sales levels and unfavorable absorption of manufacturing costs associated with reduced production levels and the focus on reducing inventories, which were partially offset by cost reduction programs.

Results of Operations by Segment

  Electronic Components

	Fiscal
	2010	2009		2008
	($ in millions)
Net sales	$8,070	$5,961		$9,277
Operating income (loss)	$967	$(3,716)		$978
Operating margin	12.0%	NM	(1)	10.5%

(1)
Not meaningful.

        The following table sets forth Electronic Components' percentage of total net sales by primary industry end market(1):

	Fiscal
	2010	2009	2008
Automotive	51%	48%	49%
DataComm	12	14	14
Industrial	11	11	11
Appliance	7	7	7
Computer	6	7	7
Consumer Devices	5	6	6
Other	8	7	6

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Electronic Components' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2010						2009
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$1,232	42.5%	$68	$—	$1,300	46.5%	$(1,517)	(33.3)%	$(226)	$—	$(1,743)	(38.4)%
DataComm	147	17.4	14	(18)	143	17.0	(391)	(30.5)	34	(74)	(431)	(33.6)
Industrial	215	32.5	15	(2)	228	34.5	(330)	(32.2)	(41)	2	(369)	(36.0)
Appliance	152	36.7	15	—	167	40.2	(188)	(30.1)	(14)	—	(202)	(32.3)
Computer	63	14.9	6	(3)	66	15.5	(237)	(35.9)	4	(3)	(236)	(35.7)
Consumer Devices	28	7.4	1	(21)	8	2.1	(166)	(28.7)	(21)	(8)	(195)	(33.7)
Other	196	44.6	4	(3)	197	44.8	(107)	(19.0)	(23)	(10)	(140)	(24.8)

Total	$2,033	33.8%	$123	$(47)	$2,109	35.4%	$(2,936)	(31.7)%	$(287)	$(93)	$(3,316)	(35.7)%

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

  Fiscal 2010 Compared to Fiscal 2009

        Electronic Components' net sales increased $2,109 million, or 35.4%, to $8,070 million in fiscal 2010 from $5,961 million in fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $123 million, or 2.4%, in fiscal 2010 as compared to fiscal 2009. Organic net sales increased $2,033 million, or 33.8%, in fiscal 2010 due primarily to growth in the automotive end market of $1,232 million and, to a lesser degree, growth across all other end markets we serve.

        Organic net sales increased 42.5% in the automotive end market in fiscal 2010 as compared to fiscal 2009. The increase was broad-based and resulted from growth of 61.4% in the Asia-Pacific region, 40.1% in the Americas region, and 33.8% in the EMEA region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. Our organic net sales increased 17.4% in the DataComm end market in fiscal 2010 as compared to fiscal 2009 as a result of an increase in sales of our interconnect components to communication equipment manufacturers. In the industrial end market, our organic net sales increased 32.5% in fiscal 2010 as compared to fiscal 2009 due primarily to increased demand for factory automation and other industrial equipment in all regions, with the highest growth in Asia. Our organic net sales growth of 36.7% in the appliance end market in fiscal 2010 as compared to fiscal 2009 was attributable to improved consumer demand across all regions, particularly in Asia. In fiscal 2010, our organic net sales growth of 14.9% in the computer end market as compared to fiscal 2009 resulted from recovery in emerging markets and rising demand for portables, such as notebook computers. Our organic net sales growth of 7.4% in the consumer devices end market in fiscal 2010 as compared to fiscal 2009 was due primarily to an increase in sales to mobile phone manufacturers.

        Electronic Components had operating income of $967 million in fiscal 2010 as compared to an operating loss of $3,716 million in fiscal 2009. Segment results included restructuring and other charges of $108 million and $278 million in fiscal 2010 and 2009, respectively. Also, during fiscal 2009, segment results included $3,435 million of goodwill impairment charges and a net foreign currency loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the remaining increase resulted primarily from increases in sales and higher gross margins as a percentage of sales, as well as cost reduction benefits from restructuring actions implemented in fiscal 2009, favorable product mix, and improved manufacturing productivity.

  Fiscal 2009 Compared to Fiscal 2008

        In fiscal 2009 Electronic Components' net sales decreased $3,316 million, or 35.7%, to $5,961 million from $9,277 million in fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $287 million, or 3.0%, in fiscal 2009 as compared to fiscal 2008. Organic net sales decreased by $2,936 million, or 31.7%, in fiscal 2009 primarily due to declines in volume in all of the end markets we serve.

        Electronic Components organic net sales decreased 33.3% in the automotive end market in fiscal 2009 as compared to fiscal 2008. The decrease was broad-based and resulted from declines of 36.8% in the North America region, 37.1% in the EMEA region, and 25.7% in the Asia-Pacific region that were driven by reductions in production by automotive manufacturers as well as inventory reductions throughout the automotive supply chain. In the DataComm end market, our organic net sales decline of 30.5% in fiscal 2009 as compared to fiscal 2008 was driven by declines of 25.9% and 27.4% in our sales of interconnect components to communication equipment manufacturers and mobile phone manufacturers, respectively. In fiscal 2009, our organic net sales decreased 32.2% in the industrial end market as compared to fiscal 2008 primarily as a result of reduced demand for factory automation and other industrial equipment due to declines in capital investments by our customers. Our organic net sales decline of 35.9% in the computer end market in fiscal 2009 as compared to fiscal 2008 was attributable to general market weakness, inventory corrections in the supply chain, and reductions in market share related to our strategy to improve margins by exiting certain low-margin portions of this market. In the appliance end market, our organic net sales decreased 30.1% in fiscal 2009 as compared to fiscal 2008 due to reduced consumer demand, weak housing starts, and retailer inventory reductions.

        Electronic Components had an operating loss of $3,716 million in fiscal 2009 as compared to income of $978 million in fiscal 2008. As discussed above, segment results included goodwill impairment charges of $3,435 million and $103 million in fiscal 2009 and 2008, respectively. Also, segment results included a $36 million gain on the sale of real estate in fiscal 2008. Excluding these items, the remaining decrease in fiscal 2009 as compared to fiscal 2008 resulted from the sales decline and unfavorable absorption of manufacturing costs associated with reduced production levels and inventory reductions, partially offset by cost savings from restructuring actions. In addition, fiscal 2009 segment results were negatively impacted by an increase in restructuring and other charges of

$80 million and a net foreign currency loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies.

  Network Solutions

	Fiscal
	2010	2009	2008
	($ in millions)
Net sales	$1,727	$1,719	$2,162
Operating income	$177	$133	$251
Operating margin	10.2%	7.7%	11.6%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2010	2009	2008
Energy	45%	47%	46%
Service Providers	28	28	28
Enterprise Networks	26	24	25
Other	1	1	1

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2010						2009
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Energy	$(12)	(1.5)%	$19	$(39)	$(32)	(4.0)%	$(86)	(8.8)%	$(82)	$(8)	$(176)	(18.0)%
Service Providers	(13)	(2.6)	11	—	(2)	(0.4)	(76)	(12.4)	(53)	—	(129)	(21.0)
Enterprise Networks	30	7.3	11	—	41	10.1	(104)	(19.1)	(36)	—	(140)	(25.6)
Other	—	1.8	1	—	1	4.0	(4)	(13.3)	6	—	2	8.7

Total	$5	0.3%	$42	$(39)	$8	0.5%	$(270)	(12.5)%	$(165)	$(8)	$(443)	(20.5)%

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

  Fiscal 2010 Compared to Fiscal 2009

        In fiscal 2010, Network Solutions' net sales increased $8 million, or 0.5%, to $1,727 million from $1,719 million in fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $42 million, or 2.6%, in fiscal 2010 as compared to fiscal 2009. The divestiture of the Dulmison connectors and fittings product line decreased net sales by $39 million, or 2.4%, in fiscal 2010 as compared to fiscal 2009. Organic net sales increased $5 million, or 0.3%, in fiscal 2010 as compared to fiscal 2009.

        In the energy end market, our organic net sales decrease of 1.5% in fiscal 2010 as compared to fiscal 2009 was due to lower investment levels by utilities and reduced customer inventory levels. In the service providers end market, our organic net sales decrease of 2.6% in fiscal 2010 from fiscal 2009 levels was primarily attributable to reduced wireline capital spending by telecommunications companies. In the enterprise networks end market, organic sales increased 7.3% in fiscal 2010 as compared to fiscal 2009 as a result of strong economic recoveries in Asia and Europe, while the Americas remained relatively flat.

        In fiscal 2010, Network Solutions' operating income increased $44 million to $177 million from $133 million in fiscal 2009. The increase was primarily attributable to a decrease in restructuring and other charges of $37 million in fiscal 2010 as compared to fiscal 2009, cost reduction benefits from restructuring actions implemented in fiscal 2009, and favorable product mix, partially offset by $8 million of acquisition and integration costs related to our anticipated acquisition of ADC.

  Fiscal 2009 Compared to Fiscal 2008

        Network Solutions' net sales decreased $443 million, or 20.5%, to $1,719 million in fiscal 2009 from $2,162 million in fiscal 2008. The weakening of certain foreign currencies negatively affected net sales by $165 million, or 7.6%, in fiscal 2009 as compared to fiscal 2008. Organic net sales decreased $270 million, or 12.5%, in fiscal 2009 as compared to fiscal 2008.

        Our organic net sales decreased 8.8% in the energy industry end market in fiscal 2009 as compared to fiscal 2008 primarily due to declines in Europe. Sales in Europe were negatively impacted by slower investment levels by utilities and reduced customer inventory levels. In the service providers end market, our organic net sales decrease of 12.4% in fiscal 2009 as compared to fiscal 2008 was largely due to a general slowing of capital spending by telecommunications companies. Our organic sales in the enterprise networks end market decreased 19.1% in fiscal 2009 as compared to fiscal 2008 as a result of global declines in commercial construction and delayed investment in network upgrades.

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

  Specialty Products

	Fiscal
	2010	2009	2008
	($ in millions)
Net sales	$1,549	$1,415	$1,769
Operating income	$230	$34	$296
Operating margin	14.8%	2.4%	16.7%

        The following table sets forth Specialty Products' percentage of total net sales by primary industry end market(1):

	Fiscal
	2010	2009	2008
Aerospace, Defense, and Marine	40%	44%	42%
Touch Systems	25	24	25
Circuit Protection	19	15	17
Medical	16	17	16

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Specialty Products' net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2010					2009
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Total
	($ in millions)
Aerospace, Defense, and Marine	$(5)	(0.8)%	$6	$1	0.2%	$(104)	(14.0)%	$(18)	$(122)	(16.4)%
Touch Systems	54	16.9	5	59	17.9	(106)	(23.7)	(10)	(116)	(26.0)
Circuit Protection	62	29.7	10	72	33.2	(99)	(32.1)	8	(91)	(29.5)
Medical	—	(0.1)	2	2	0.8	(23)	(8.6)	(2)	(25)	(9.3)

Total	$111	7.9%	$23	$134	9.5%	$(332)	(18.8)%	$(22)	$(354)	(20.0)%

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

  Fiscal 2010 Compared to Fiscal 2009

        Specialty Products' net sales increased $134 million, or 9.5%, to $1,549 million in fiscal 2010 from $1,415 million in fiscal 2009. The strengthening of certain foreign currencies positively affected net sales by $23 million, or 1.6%, in fiscal 2010 as compared to fiscal 2009. Organic net sales increased $111 million, or 7.9%, during fiscal 2010 as compared to fiscal 2009.

        In the aerospace, defense, and marine end market, our organic net sales decline of 0.8% in fiscal 2010 as compared to fiscal 2009 was due to weak demand in the marine and commercial aircraft markets, partially offset by growth in the defense market. Our organic net sales growth of 16.9% in the touch systems end market in fiscal 2010 over fiscal 2009 was due to improved demand in North America and Asia, particularly with point-of-sale terminal manufacturers, partially offset by continued weakness in global demand in the gaming markets. During fiscal 2010, our organic net sales growth of 29.7% in the circuit protection end market as compared to fiscal 2009 resulted from increased demand in the consumer electronics and computer industries in Asia, as well as global automotive and industrial markets. In the medical end market, our organic net sales decreased by 0.1% in fiscal 2010 as compared to fiscal 2009 as a result of lower capital spending by healthcare providers, partially offset by increased demand for disposable products.

        Specialty Products' operating income increased $196 million to $230 million in fiscal 2010 from $34 million in fiscal 2009. In fiscal 2009, segment results were negatively impacted by $112 million of goodwill impairment charges. Excluding this item, the remaining increase in operating income was due primarily to a decrease in restructuring and other charges of $26 million as compared to fiscal 2009 and an increase in gross margin, primarily as a result of the increase in sales, and to a lesser degree, cost reduction benefits from restructuring actions implemented in fiscal 2009, as well as improved manufacturing productivity.

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

        Our organic net sales declined 14.0% in the aerospace, defense, and marine end market in fiscal 2009 as compared to fiscal 2008 as a result of slowing demand for commercial aircraft and inventory corrections in the supply chain. In the touch systems end market, our organic net sales decreased 23.7% in fiscal 2009 from fiscal 2008 due to global weakness in demand from the retail market. On an organic basis, our net sales decline of 32.1% in the circuit protection end market in fiscal 2009 as compared to fiscal 2008 was due to reduced original equipment manufacturer production levels as well as significant inventory corrections in the supply chain. In the medical end market, our organic net sales decrease of 8.6% in fiscal 2009 as compared to fiscal 2008 was due to inventory corrections in the supply chain and delayed capital spending by most healthcare providers.

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

  Subsea Communications

	Fiscal
	2010	2009	2008
	($ in millions)
Net sales	$724	$1,161	$1,165
Operating income	$135	$219	$160
Operating margin	18.6%	18.9%	13.7%

  Fiscal 2010 Compared to Fiscal 2009

        Subsea Communications' net sales decreased $437 million, or 37.6%, to $724 million in fiscal 2010 from $1,161 million in fiscal 2009. The decrease resulted from the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        In fiscal 2010, Subsea Communications' operating income decreased $84 million to $135 million from $219 million in fiscal 2009. The decrease resulted from lower sales in the current fiscal year, partially offset by favorable execution on projects and recognition of revenue previously deferred as a result of cash collections.

  Fiscal 2009 Compared to Fiscal 2008

        In fiscal 2009, Subsea Communications' net sales decreased $4 million, or 0.3%, to $1,161 million from $1,165 million in fiscal 2008. In fiscal 2009, revenue from existing and new projects offset the reduction caused by the completion, in fiscal 2008, of a transoceanic system that connects the U.S. and China.

        In fiscal 2009, Subsea Communications' operating income increased $59 million to $219 million from $160 million in fiscal 2008. The decrease in income from the transoceanic system and an increase in restructuring and other charges of $3 million were more than offset by income from existing and new projects and favorable project mix in fiscal 2009 as compared to fiscal 2008.

  New Segment Structure for Fiscal 2011

        Effective for the first quarter of fiscal 2011, we reorganized our management and our segments to further align the organization around our strategy. Our businesses in the Specialty Products Group—Aerospace, Defense, and Marine; Medical Products; Circuit Protection; and Touch Systems—have been moved into other segments. Also, the Subsea Communications segment has been included within the Network Solutions segment. The following represents the new segment structure:

  •
  Transportation Connectivity.  This segment consists of our Automotive and Aerospace, Defense, and Marine businesses.

  •
  Communications and Industrial Solutions.  This segment contains our DataComm, Industrial Products, Consumer Devices, Lighting, Alternative Energy, Medical Products, Circuit Protection, and Touch Systems businesses.

  •
  Network Solutions.  The Subsea Communications, Telecom Service Providers, Enterprise Networks, and Energy businesses are included in this segment. Also, when the ADC acquisition is complete, it will be integrated into this segment.

        In this Annual Report, results for fiscal 2010 and prior periods are reported on the basis under which we managed our business in fiscal 2010 and do not reflect the fiscal 2011 segment reorganization.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $135 million, $148 million, and $158 million in fiscal 2010, 2009, and 2008, respectively. The decrease of $13 million, or 8.8%, in fiscal 2010 from fiscal 2009 was due to lower average debt levels resulting in lower interest expense. The decrease of $10 million, or 6.3%, in fiscal 2009 from fiscal 2008 was driven by lower average debt levels partially offset by lower interest income.

  Other Income (Expense), Net

        In fiscal 2010, we recorded net other income of $177 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns. See Note 14 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        In fiscal 2009, we recorded net other expense of $48 million, consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, a $22 million gain on the retirement of debt, and $2 million of unrealized losses on rabbi trust assets. The $68 million of expense is attributable to a net reduction of an indemnification asset primarily as a result of the settlement of various matters with the IRS. See Note 12 to the Consolidated Financial Statements for additional information regarding the gain on retirement of debt.

        In fiscal 2008, we recorded other income of $486 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $464 million related to certain incremental tax liabilities recorded in connection with the adoption of the uncertain tax position provisions of ASC 740, Income Taxes. See Note 18 to the Consolidated Financial Statements for additional information regarding the adoption of the uncertain tax position provisions of ASC 740.

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

        Our effective income tax rate was 31.6% for fiscal 2010 and reflects a charge of $307 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest partially offset by an income tax benefit of $101 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for fiscal 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

        Our effective income tax rate was 15.4% for fiscal 2009 and includes the effects of the $3,547 million pre-tax impairment of goodwill for which a partial tax benefit of $523 million was recorded, a $144 million pre-tax charge related to pre-separation securities litigation for which a partial tax benefit of $25 million was recorded, a $28 million charge related to the settlement of a tax matter, and a $24 million detriment related to a $68 million pre-tax expense recognized pursuant to our Tax Sharing Agreement with Tyco International and Covidien. Additionally, the effective income tax rate for fiscal 2009 reflects adjustments related to prior years tax returns, including a $49 million tax benefit.

        Our effective income tax rate was 27.8% for fiscal 2008 and includes a benefit of $170 million primarily related to the pre-tax income pursuant to the Tax Sharing Agreement with Tyco International and Covidien of $464 million recognized in connection with our adoption of the uncertain tax position provisions of ASC 740, for which no tax was provided. The effective income tax rate was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain pre-separation tax issues. In addition, the effective income tax rate for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

        The valuation allowance for deferred tax assets of $2,236 million and $2,487 million at fiscal year end 2010 and 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2011. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 24, 2010, certain subsidiaries had approximately $14 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $44 million in fiscal 2010 compared to losses from discontinued operations of $156 million in fiscal 2009. Income from discontinued operations was $255 million in fiscal 2008.

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In May 2009, we completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction. Also, in fiscal 2009, we recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses.

        Pre-tax loss from discontinued operations for fiscal 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 14 to the Consolidated Financial Statements for additional information regarding the State of New York contract. Income tax expense on discontinued operations for fiscal 2009 included $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of unfavorable adjustments to the estimated tax provision on the Power Systems business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

        In September 2008, we completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. In September 2008, we also completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. Also, in fiscal 2008, we completed the sale of our Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        See Note 5 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Consolidated Statements of Cash Flows, for fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Net cash provided by operating activities	$1,679	$1,329	$989
Net cash provided by (used in) investing activities	(442)	391	895
Net cash used in financing activities	(779)	(1,254)	(1,739)
Effect of currency translation on cash	11	(31)	1

Net increase in cash and cash equivalents	$469	$435	$146

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to reduce our outstanding debt levels, including through the possible repurchase of our public debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. We intend to fund the acquisition of ADC with approximately $1 billion of available cash and the remainder with funds available under our existing Credit Facility or alternative borrowing sources, including the issuance of new notes or commercial paper. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities for fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Operating income (loss)	$1,516	$(3,474)	$1,663
Impairment of goodwill	—	3,547	103
Class action settlement	—	—	(936)
Loss on divestitures	43	7	—
Non-cash restructuring and other charges, net	17	49	81
Depreciation and amortization	520	515	539
Deferred income taxes	35	(574)	178
Provisions for losses on accounts receivable and inventories	(4)	74	42
Share-based compensation	63	50	55
Other, net	26	10	(18)
Changes in assets and liabilities, net:
Accounts receivable, net	(323)	651	(107)
Inventories	(213)	638	(221)
Accounts payable	317	(420)	41
Other	310	(114)	214
Interest income	20	17	32
Interest expense	(155)	(165)	(190)
Income tax (expense) benefit	(493)	567	(554)

Net cash provided by continuing operating activities	1,679	1,378	922
Net cash provided by (used in) discontinued operating activities	—	(49)	67

Net cash provided by operating activities	$1,679	$1,329	$989

        Net cash provided by continuing operating activities was $1,679 million in fiscal 2010 as compared to $1,378 million in fiscal 2009. The increase of $301 million in fiscal 2010 over fiscal 2009 primarily resulted from higher income levels, partially offset by increased working capital to support current business levels.

        Net cash provided by continuing operating activities increased $456 million to $1,378 million in fiscal 2009 from $922 million in fiscal 2008. The finalization of a class action settlement in February 2008 resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $936 million. Excluding the class action settlement, net cash provided by continuing operating activities was lower in fiscal 2009 as compared to fiscal 2008 primarily due to lower income levels partially offset by working capital improvements.

        Pension and postretirement benefit contributions in fiscal 2010, 2009, and 2008, were $180 million, $145 million, and $77 million, respectively. These amounts included voluntary pension contributions of $69 million and $61 million in fiscal 2010 and 2009, respectively. We expect pension contributions to be $70 million in fiscal 2011, before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2010, 2009, and 2008, was $156 million, $121 million, and $359 million, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities for fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Capital expenditures	$(385)	$(328)	$(610)
Proceeds from sale of property, plant, and equipment	16	13	42
Acquisition of businesses, net of cash acquired	(93)	—	(3)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	693	571
Proceeds from divestiture of businesses, net of cash retained by businesses sold	15	17	—
Class action settlement escrow	—	—	936
Other	5	(1)	(26)

Net cash provided by (used in) continuing investing activities	(442)	394	910
Net cash used in discontinued investing activities	—	(3)	(15)

Net cash provided by (used in) investing activities	$(442)	$391	$895

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $57 million in fiscal 2010 to $385 million as compared to $328 million in fiscal 2009. Capital spending was $610 million in fiscal 2008. We expect fiscal 2011 capital spending levels to be approximately 4 to 5% of net sales.

        During fiscal 2010, we acquired the remaining outstanding equity interests of PlanarMag for $23 million in cash and the forgiveness of an approximate $1 million loan payable. Also, we acquired certain assets of the Optical Products Group of Zarlink for $15 million in cash. In addition, we acquired Sensitive Object for a purchase price of $67 million, which includes $6 million of contingent consideration to be paid in fiscal 2011.

        During fiscal 2010, we received net cash proceeds of $3 million and $12 million related to the sale of the mechatronics business and the Dulmison connectors and fittings product line, respectively.

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

        The finalization of a class action settlement in fiscal 2008 resulted in an increase to cash flows from investing activities of $936 million, but did not affect the cash balance on the Consolidated Balance Sheet.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities for fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Net increase (decrease) in commercial paper	$100	$(649)	$630
Proceeds from long-term debt	—	448	900
Repayment of long-term debt	(100)	(602)	(1,751)
Repurchase of common shares	(488)	(152)	(1,242)
Payment of common share dividends and cash distributions to shareholders	(289)	(294)	(271)
Other	(2)	(61)	47

Net cash used in continuing financing activities	(779)	(1,310)	(1,687)
Net cash provided by (used in) discontinued financing activities	—	56	(52)

Net cash used in financing activities	$(779)	$(1,254)	$(1,739)

        Total debt at fiscal year end 2010 and 2009 was $2,413 million and $2,417 million, respectively. See Note 12 to the Consolidated Financial Statements for additional information regarding debt.

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

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. Borrowings under the Credit Facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. As of fiscal year end 2010 and 2009, TEGSA had no borrowings under the Credit Facility.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The

Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 24, 2010, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. As of fiscal year end 2010, TEGSA had $100 million of commercial paper outstanding at an interest rate of 0.55%.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        Payments of common share dividends and cash distributions to shareholders were $289 million, $294 million, and $271 million in fiscal 2010, 2009, and 2008, respectively. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. We paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters ended December 25, 2009 and March 26, 2010. These capital reductions reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92).

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters ended June 25, 2010 and September 24, 2010. These capital reductions reduced the par value of our common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.73 (equivalent to $1.60). The remaining distributions will be paid in U.S. Dollars at a rate of $0.16 per share for each of the first and second quarters of fiscal 2011. Future distributions or dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such distributions or dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant.

        Our board of directors has approved a recommendation that our shareholders be asked to approve, at the 2011 annual general meeting of shareholders expected to be held in March 2011, a dividend to shareholders to be paid in four equal installments each at a rate of $0.18 per share in each quarter beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012. Such proposed quarterly dividends will not be finalized unless and until approved by our shareholders.

        During fiscal 2010, we purchased approximately 18 million of our common shares for $488 million. In fiscal 2009, we purchased approximately 6 million of our common shares for $125 million and also settled purchases of $27 million of our common shares which occurred prior to the end of fiscal 2008. In fiscal 2008, we purchased approximately 37 million of our common shares for $1,269 million, of which $1,242 million was paid as of September 26, 2008. Since inception of the share repurchase program, which had an authorization of $2.0 billion at September 24, 2010, we have purchased approximately 61 million shares for $1,882 million. On September 29, 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion.

 Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2010.

		Payments due by fiscal year
	Total	2011	2012	2013	2014	2015	There- after
	(in millions)
Long-term debt, including current portion	$2,413	$106	$1	$791	$300	$—	$1,215
Interest on long-term debt(1)	1,464	145	145	123	91	80	880
Operating leases	427	109	84	62	51	37	84
Purchase obligations(2)	101	100	1	—	—	—	—

Total contractual cash obligations(3)(4)(5)	$4,405	$460	$231	$976	$442	$117	$2,179

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized tax benefits of $1,689 million and related accrued interest and penalties of $1,252 million, the timing of which is uncertain. See Note 18 to the Consolidated Financial Statements for additional information regarding unrecognized tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $70 million to pension and postretirement benefit plans in fiscal 2011, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 17 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $452 million, of which $205 million related to our ASC 460 liability, are excluded from the table above as we are unable to estimate the timing of payment for these items. See Note 13 to the Consolidated Financial Statements for more information regarding ASC 460.

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

        Prior to separation, certain of our subsidiaries filed combined tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to Tyco Electronics entities, have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, we have determined that acceptance of adjustments presented for additional periods through fiscal 2006 is more likely than not to be accepted and, accordingly, have recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Consolidated Financial Statements.

        In fiscal 2009, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and in connection with these adjustments, we recorded a $97 million increase in income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. See Note 13 to the Consolidated Financial Statements for additional information regarding the indemnification liability to Tyco International and Covidien.

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million, and it is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to Tyco Electronics in connection with the separation. Any penalty ultimately imposed upon the Tyco Electronics subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco

International has made progress during fiscal 2010 towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. If Tyco International is not able to resolve these contested adjustments through the IRS appeals process, it may choose to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, we recorded a $28 million income tax charge in the fourth quarter of fiscal 2009 to reflect the disallowance of a portion of these deductions.

        We have reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        We continue to believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, antitrust claims, product liability matters, environmental matters, employment disputes, disputes on agreements, and other commercial disputes. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows in a future period. See "Part I. Item 3. Legal Proceedings" and Note 14 to the Consolidated Financial Statements for further information regarding legal proceedings.

  Matters Related to Our Former Wireless Systems Business

        Certain liabilities and contingencies related to our former Wireless Systems business were retained by us when this business was sold in fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 5 to the Consolidated Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

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

        On February 13, 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter.

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in loss from discontinued operations on the Consolidated Statement of Operations as a result of our sale of the Wireless Systems business. See Note 5 to the Consolidated Financial Statements for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventories on the Consolidated Balance Sheet.

  Com-Net

        At September 24, 2010, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or estimable at this time.

 Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2011 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        As of September 24, 2010, we had outstanding letters of credit and letters of guarantee in the amount of $390 million, of which $50 million was related to our contract with the State of New York.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 14 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        In January 2009, the State of New York drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460 and, accordingly, liabilities amounting to $339 million were recorded on the Consolidated Balance Sheet at September 24, 2010. See Notes 13 and 14 to the Consolidated Financial Statements for additional information.

        We generally record estimated product warranty costs at the time of sale. See Note 13 to the Consolidated Financial Statements for further information regarding estimated product warranty.

 Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 3 to the Consolidated Financial Statements. The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605, Revenue Recognition, and SEC Staff Accounting Bulletin Nos. 101 and 104.

        Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is recorded as a reduction of sales.

        Contract revenues for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract revenues for construction related projects are generated primarily within our Subsea Communications segment.

  Inventories

        Inventories are recorded at the lower of cost or market value, except for inventoried costs which are costs incurred in the performance of long-term contracts primarily by our Subsea Communications segment. Provisions for slow moving and obsolete inventory are made based upon product demand and historical experience. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized generally on a straight-line basis. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess intangible assets with a determinable life for impairment consistent with our policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        When testing for goodwill impairment, we follow the guidance prescribed in ASC 350, Intangibles—Goodwill and Other. First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2010 and determined that no impairment existed and that the fair value of all reporting units to which goodwill is allocated is well in excess of the respective carrying value.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Prior to September 26, 2009, if a change in a valuation allowance occurred, which was established in connection with an acquisition, the adjustment of such allowance may have affected goodwill rather than the income tax provision. Subsequent to the adoption of the business combination provisions of ASC 805, Business Combinations, on September 26, 2009, any changes in a valuation allowance that was established in connection with an acquisition, regardless of when the acquisition occurred, will be reflected in the income tax provision.

        Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, financial position, or cash flows.

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax as well as related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheet.

  Pension and Postretirement Benefits

        Our pension expense and obligations are developed from actuarial assumptions. The funded status of our defined benefit pension and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. Our contribution amounts are actuarially determined.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants.

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease in the discount rate would increase our present value of pension obligations by $127 million, while a 25 basis point increase in the discount rate would decrease our present value of pension obligations by $122 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease in the expected long-term return on plan assets would increase our pension expense by $9 million, while a 50 basis point increase in the expected long-term return on plan assets would decrease our pension expense by $9 million.

        During fiscal 2008, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008. As of September 24, 2010, our actual asset allocation is approximately 45% equity and 55% fixed income. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. plans' master trust and market conditions.

  Share-Based Compensation

        Under ASC 718, Compensation—Stock Compensation, we determine the fair value of share awards on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. (See Note 23 to the Consolidated Financial Statements for additional information related to share-based compensation.) An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In December 2008, the Financial Accounting Standards Board ("FASB") issued updates to the guidance in ASC 715, Compensation—Retirement Benefits, that enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates to ASC 715 are effective for us in the fourth quarter of fiscal 2010. See Note 17 to the Consolidated Financial Statements for additional information related to fair value measurement of assets in defined benefit pension or other postretirement plans.

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

        In December 2007, the FASB issued updates to guidance in ASC 810, Consolidation, that address the accounting and reporting framework for noncontrolling interests by a parent company. We adopted the updates on September 26, 2009. As a result of adopting the presentation requirements related to noncontrolling interests, we retrospectively adjusted our Consolidated Financial Statements. Adoption of the accounting requirements for noncontrolling interests did not have a material impact on our results of operations, financial position, or cash flows.

        In September 2006, the FASB issued guidance in ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. We adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. We have not elected the fair value option of ASC 825 for any eligible assets or liabilities. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. We adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 16 to the Consolidated Financial Statements for additional information related to fair value measurements.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued updates to guidance in ASC 810 that address accounting for variable interest entities. These updates to ASC 810 are effective for us in the first quarter of fiscal 2011. Adoption is not expected to have a material impact on our results of operations, financial position, or cash flows.

Forward-Looking Information

        Certain statements in this report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," as well as other risks described in this Annual Report, could also cause our results to differ materially from those expressed in forward-looking statements:

  •
  Conditions in the global or regional economies and global capital markets, and cyclical industry conditions;

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

  •
  Financial condition and consolidation of customers and vendors;

  •
  Reliance on third-party suppliers;

  •
  Our ability to attract and retain highly qualified personnel;

  •
  Risks associated with future acquisitions and divestitures, including risks associated with our proposed acquisition of ADC;

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

        We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Substantially all counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 long-term debt rating. There is no significant concentration of exposures with any one counterparty.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we use foreign currency forward and swap contracts. The objective is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. A 10% appreciation of the U.S. Dollar from the September 24, 2010 market rates would decrease the unrealized value of our forward contracts by $12 million, while a 10% depreciation of the U.S. Dollar would increase the unrealized value of our forward contracts by $15 million. A 10% appreciation of the U.S. Dollar from the September 25, 2009 market rates would have decreased the unrealized value of our forward contracts by $2 million, while a 10% depreciation of the U.S. Dollar would have increased the unrealized value of our forward contracts by $2 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

        We issue debt, from time to time, in capital and money markets to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we use interest rate swaps to convert a portion of fixed-rate debt into variable rate debt (via fair value hedge designation) and/or convert a portion of variable rate debt into fixed-rate debt (via cash flow hedge designation). We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation). We also utilize interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposure on cash and cash equivalents, and we utilize a swap to manage exposure related to certain of our non-qualified deferred compensation liabilities.

        During fiscal 2010, we purchased options to enter into interest rate swaps ("swaptions") and entered into forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of fixed-rate debt when our 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million. Also during fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. Based on our floating rate debt balance of $150 million at September 24, 2010, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would result in an increase of annual interest expense of approximately $1 million. At September 25, 2009, we had no floating rate debt outstanding.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts, all of which are designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next twelve to twenty-four months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 24, 2010, our commodity hedges, which related to expected purchases of gold and silver, were in a gain position of $12 million and had a notional value of $108 million. At September 25, 2009, our commodity hedges, which related to expected purchases of gold, were in a gain position of $1 million and had a notional value of $29 million. A 10% appreciation or depreciation of the price of a troy ounce of gold and a troy ounce of silver from the September 24, 2010 prices would change the unrealized value of our forward contracts by $12 million. A 10% appreciation or depreciation of the price of a troy ounce of gold from the September 25, 2009 prices would have changed the unrealized value of our forward contracts by $3 million.

        See Note 15 to the Consolidated Financial Statements for additional information on financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

    Consolidated Balance Sheets at September 24, 2010 and September 25, 2009

    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

    Notes to Consolidated Financial Statements

        Financial Statement Schedule:

    Schedule II—Valuation and Qualifying Accounts

        All other financial statements and schedules have been omitted since the information required to be submitted has been included on the Consolidated Financial Statements and related notes or because they are either not applicable or not required under the rules of Regulation S-X.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 24, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 24, 2010.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 24, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 24, 2010, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 24, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders (the "2011 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2011 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted the Tyco Electronics Guide to Ethical Conduct, which applies to all employees, officers, and directors of Tyco Electronics. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer, and chief accounting officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Who We Are—Quick Links—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2011 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 24, 2010 with respect to Tyco Electronics' common shares issuable under its equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	15,484,873	$24.90	16,886,841
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	14,823,425	$39.27

Total	30,308,298		16,886,841

(1)
The Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), provides for the award of share options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 39,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)
Includes common shares that may be issued by Tyco Electronics pursuant to the Separation and Distribution Agreement under equity awards, including share options, restricted shares, restricted stock units, and deferred stock units, granted to current and former employees and directors of Tyco International Ltd. and its subsidiaries, which may include individuals currently or formerly employed by or serving with Tyco Electronics, Tyco International, or Covidien subsequent to the separation. See Note 23 to the Consolidated Financial Statements for additional information regarding these outstanding awards.

(3)
The 2007 Plan applies a weighting factor of 1.8 to outstanding non-vested restricted shares, restricted share units, deferred stock units, and performance units. The remaining shares issuable are increased by forfeitures and cancellations, among other factors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2011 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2011 Proxy Statement set forth under the caption "Agenda Item No. 4—Election of Auditors—Agenda Item No. 4.1" is incorporated herein by reference.

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
2.2
Agreement and Plan of Merger among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc., dated as of July 12, 2010 (Incorporated by reference to Exhibit 2.1 to Tyco Electronics' Current Report on Form 8-K, filed July 13, 2010)
2.3
Amendment No. 1 to Agreement and Plan of Merger among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc., dated as of July 24, 2010 (Incorporated by reference to Exhibit 99.(D)(2) to Tyco Electronics' Schedule TO, filed July 26, 2010)
3.1	Articles of Association of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed September 7, 2010)
3.2	Organizational Regulations of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.2 to Tyco Electronics' Current Report on Form 8-K, filed June 25, 2009)
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

Exhibit Number	Description
10.1	Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)
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
10.5
Tyco Electronics Ltd. Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.5 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡
10.6	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.7	Form of Option Award Terms and Conditions*‡
10.8	Form of Founders' Grant Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.8 to Tyco Electronics' Current Report on Form 8-K, filed July 5, 2007)‡
10.9	Form of Restricted Unit Award Terms and Conditions*‡
10.10
Tyco Electronics Ltd. Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.10 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡
10.11
Tyco Electronics Ltd. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.11 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡
10.12
Tyco Electronics Ltd. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.16 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.13
Tyco Electronics Corporation Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.13 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡
10.14
Tyco Electronics Ltd. UK Savings Related Share Plan (Incorporated by reference to Exhibit 10.23 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Current Report on Form 8-K, filed October 16, 2009)

Exhibit Number	Description
10.16	Stock and Asset Purchase Agreement among Tyco Electronics Group S.A., Cobham Defense Electronic Systems Corporation and Cobham plc, dated as of May 12, 2008 (Incorporated by reference to Exhibit 10.1 to Tyco Electronics' Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2008, filed August 1, 2008)
21.1	Subsidiaries of Tyco Electronics Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Annual Report on Form 10-K of Tyco Electronics Ltd. for the fiscal year ended September 24, 2010, filed on November 10, 2010, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements**

*
Filed herewith

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

        Date: November 10, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2010
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2010
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 10, 2010
* Pierre R. Brondeau	Director	November 10, 2010
* Ram Charan	Director	November 10, 2010
* Juergen W. Gromer	Director	November 10, 2010
* Robert M. Hernandez	Director	November 10, 2010

Signature	Title	Date

* Daniel J. Phelan	Director	November 10, 2010
* Frederic M. Poses	Director	November 10, 2010
* Lawrence S. Smith	Director	November 10, 2010
* Paula A. Sneed	Director	November 10, 2010
* David P. Steiner	Director	November 10, 2010
* John C. Van Scoter	Director	November 10, 2010
*
Robert A. Scott, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ ROBERT A. SCOTT
Robert A. Scott Attorney-in-fact

 TYCO ELECTRONICS LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tyco Electronics Ltd.:

        We have audited the accompanying consolidated balance sheets of Tyco Electronics Ltd. and subsidiaries (the "Company") as of September 24, 2010 and September 25, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 24, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2010 and September 25, 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 10, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tyco Electronics Ltd.:

        We have audited the internal control over financial reporting of Tyco Electronics Ltd. and subsidiaries (the "Company") as of September 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended September 24, 2010, and our report dated November 10, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 10, 2010

TYCO ELECTRONICS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

	Fiscal
	2010	2009	2008
	(in millions, except per share data)
Net sales	$12,070	$10,256	$14,373
Cost of sales	8,293	7,720	10,200

Gross margin	3,777	2,536	4,173
Selling, general, and administrative expenses	1,538	1,408	1,573
Research, development, and engineering expenses	585	536	593
Acquisition and integration costs	8	—	—
Restructuring and other charges, net	137	375	219
Pre-separation litigation charges (income), net	(7)	144	22
Impairment of goodwill	—	3,547	103

Operating income (loss)	1,516	(3,474)	1,663
Interest income	20	17	32
Interest expense	(155)	(165)	(190)
Other income (expense), net	177	(48)	486

Income (loss) from continuing operations before income taxes	1,558	(3,670)	1,991
Income tax (expense) benefit	(493)	567	(554)

Income (loss) from continuing operations	1,065	(3,103)	1,437
Income (loss) from discontinued operations, net of income taxes	44	(156)	255

Net income (loss)	1,109	(3,259)	1,692
Less: net income attributable to noncontrolling interests	(6)	(6)	(5)

Net income (loss) attributable to Tyco Electronics Ltd.	$1,103	$(3,265)	$1,687

Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$1,059	$(3,109)	$1,432
Income (loss) from discontinued operations	44	(156)	255

Net income (loss)	$1,103	$(3,265)	$1,687

Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$2.34	$(6.77)	$2.96
Income (loss) from discontinued operations	0.09	(0.34)	0.53

Net income (loss)	$2.43	$(7.11)	$3.49

Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$2.32	$(6.77)	$2.95
Income (loss) from discontinued operations	0.09	(0.34)	0.52

Net income (loss)	$2.41	$(7.11)	$3.47

Weighted-average number of shares outstanding:
Basic	453	459	483
Diluted	457	459	486

See Notes to Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED BALANCE SHEETS

As of September 24, 2010 and September 25, 2009

	Fiscal
	2010	2009
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,990	$1,521
Accounts receivable, net of allowance for doubtful accounts of $44 and $48, respectively	2,259	1,975
Inventories	1,583	1,435
Prepaid expenses and other current assets	651	487
Deferred income taxes	248	161

Total current assets	6,731	5,579
Property, plant, and equipment, net	2,867	3,111
Goodwill	3,211	3,160
Intangible assets, net	392	407
Deferred income taxes	2,447	2,397
Receivable from Tyco International Ltd. and Covidien plc	1,127	1,130
Other assets	217	234

Total Assets	$16,992	$16,018

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$106	$101
Accounts payable	1,386	1,068
Accrued and other current liabilities	1,804	1,243
Deferred revenue	164	203

Total current liabilities	3,460	2,615
Long-term debt	2,307	2,316
Long-term pension and postretirement liabilities	1,280	1,129
Deferred income taxes	285	188
Income taxes	2,152	2,130
Other liabilities	452	634

Total Liabilities	9,936	9,012

Commitments and contingencies (Note 14)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 1.73 par value, at September 24, 2010; 468,215,574 shares authorized and issued, CHF 2.43 par value, at September 25, 2009	599	1,049
Contributed surplus	8,085	8,105
Accumulated deficit	(1,161)	(2,264)
Treasury shares, at cost, 24,845,929 and 9,425,172 shares, respectively	(721)	(349)
Accumulated other comprehensive income	246	455

Total Tyco Electronics Ltd. shareholders' equity	7,048	6,996
Noncontrolling interests	8	10

Total Shareholders' Equity	7,056	7,006

Total Liabilities and Shareholders' Equity	$16,992	$16,018

See Notes to Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

									Tyco Electronics Ltd. Share- holders' Equity
	Common Shares		Treasury Shares					Accumulated Other Comprehensive Income			Total Share- holders' Equity
					Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 28, 2007	497	$99	—	$(2)	$13	$9,999	$182	$1,052	$11,343	$15	$11,358
Adoption of uncertain tax position provisions of ASC 740, Income Taxes	—	—	—	—	—	—	(431)	—	(431)	—	(431)
Comprehensive income:
Net income	—	—	—	—	—	—	1,687	—	1,687	5	1,692
Currency translation	—	—	—	—	—	—	—	(22)	(22)	—	(22)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	(107)	(107)	—	(107)
Gain on cash flow hedges	—	—	—	—	—	—	—	7	7	—	7
Unrealized loss on securities, net of income taxes	—	—	—	—	—	—	—	(1)	(1)	—	(1)

Total comprehensive income									1,564		1,569

Compensation expense	—	—	—	—	—	61	—	—	61	—	61
Dividends declared	—	—	—	—	—	—	(276)	—	(276)	—	(276)
Exercise of share options	3	1	—	7	48	—	(2)	—	54	—	54
Adjustment for pre-separation tax matters	—	—	—	—	—	16	—	—	16	—	16
Repurchase of common shares	—	—	(37)	(1,269)	—	—	—	—	(1,269)	—	(1,269)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10)	(10)

Balance at September 26, 2008	500	100	(37)	(1,264)	61	10,076	1,160	929	11,062	10	11,072
Adoption of provisions of ASC 715-60, Defined Benefit Plans—Other Postretirement, related to the accounting for collateral assignment split-dollar life insurance arrangements	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,265)	—	(3,265)	6	(3,259)
Currency translation	—	—	—	—	—	—	—	(206)	(206)	—	(206)
Adjustments to unrecognized pension and postretirement benefit costs, including a gain of $2 million related to adoption of measurement date provisions of ASC 715, Compensation—Retirement Benefits, net of income taxes	—	—	—	—	—	—	—	(279)	(279)	—	(279)
Gain on cash flow hedges	—	—	—	—	—	—	—	11	11	—	11

Total comprehensive loss									(3,739)		(3,733)

Change of Domicile:
Reverse share split and issuance of fully paid up shares	—	1,101	—	—	—	(1,101)	—	—	—	—	—
Cancellations of common shares held in treasury	(32)	(77)	32	1,018	—	(941)	—	—	—	—	—
Reallocation of share premium to contributed surplus	—	—	—	—	(61)	61	—	—	—	—	—
Adoption of measurement date provisions of ASC 715, Compensation—Retirement Benefits, net of tax	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Compensation expense	—	—	—	—	—	52	—	—	52	—	52
Dividends declared and distributions approved	—	(75)	—	2	—	—	(147)	—	(220)	—	(220)
Exercise of share options	—	—	—	1	—	—	—	—	1	—	1
Restricted share award vestings and other activity	—	—	2	19	—	(20)	—	—	(1)	—	(1)
Adjustment for pre-separation tax matters	—	—	—	—	—	(22)	—	—	(22)	—	(22)
Repurchase of common shares	—	—	(6)	(125)	—	—	—	—	(125)	—	(125)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6)	(6)

Balance at September 25, 2009	468	$1,049	(9)	$(349)	$—	$8,105	$(2,264)	$455	$6,996	$10	$7,006

TYCO ELECTRONICS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

									Tyco Electronics Ltd. Share- holders' Equity
	Common Shares		Treasury Shares					Accumulated Other Comprehensive Income			Total Share- holders' Equity
					Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2009	468	$1,049	(9)	$(349)	$—	$8,105	$(2,264)	$455	$6,996	$10	$7,006
Comprehensive income:
Net income	—	—	—	—	—	—	1,103	—	1,103	6	1,109
Currency translation	—	—	—	—	—	—	—	(84)	(84)	—	(84)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	(130)	(130)	—	(130)
Gain on cash flow hedges	—	—	—	—	—	—	—	5	5	—	5

Total comprehensive income									894		900

Compensation expense	—	—	—	—	—	63	—	—	63	—	63
Distributions approved	—	(450)	—	19	—	—	—	—	(431)	—	(431)
Exercise of share options	—	—	1	12	—	—	—	—	12	—	12
Restricted share award vestings and other activity	—	—	1	85	—	(83)	—	—	2	—	2
Repurchase of common shares	—	—	(18)	(488)	—	—	—	—	(488)	—	(488)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8)	(8)

Balance at September 24, 2010	468	$599	(25)	$(721)	$—	$8,085	$(1,161)	$246	$7,048	$8	$7,056

See Notes to Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

	Fiscal
	2010	2009	2008
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$1,109	$(3,259)	$1,692
(Income) loss from discontinued operations, net of income taxes	(44)	156	(255)

Income (loss) from continuing operations	1,065	(3,103)	1,437
Adjustments to reconcile net cash provided by operating activities:
Impairment of goodwill	—	3,547	103
Class action settlement	—	—	(936)
Loss on divestitures	43	7	—
Non-cash restructuring and other charges, net	17	49	81
Depreciation and amortization	520	515	539
Deferred income taxes	35	(574)	178
Provision for losses on accounts receivable and inventories	(4)	74	42
Tax sharing (income) expense	(163)	68	(486)
Share-based compensation	63	50	55
Other	12	(10)	(18)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(323)	651	(107)
Inventories	(213)	638	(221)
Inventoried costs on long-term contracts	36	(4)	(46)
Prepaid expenses and other current assets	(25)	184	56
Accounts payable	317	(420)	41
Accrued and other current liabilities	77	(124)	120
Income taxes	302	(115)	18
Deferred revenue	(38)	(7)	120
Other	(42)	(48)	(54)

Net cash provided by continuing operating activities	1,679	1,378	922
Net cash provided by (used in) discontinued operating activities	—	(49)	67

Net cash provided by operating activities	1,679	1,329	989

Cash Flows From Investing Activities:
Capital expenditures	(385)	(328)	(610)
Proceeds from sale of property, plant, and equipment	16	13	42
Acquisition of businesses, net of cash acquired	(93)	—	(3)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	693	571
Proceeds from divestiture of businesses, net of cash retained by businesses sold	15	17	—
Class action settlement escrow	—	—	936
Other	5	(1)	(26)

Net cash provided by (used in) continuing investing activities	(442)	394	910
Net cash used in discontinued investing activities	—	(3)	(15)

Net cash provided by (used in) investing activities	(442)	391	895

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	100	(649)	630
Proceeds from long-term debt	—	448	900
Repayment of long-term debt	(100)	(602)	(1,751)
Repurchase of common shares	(488)	(152)	(1,242)
Payment of common share dividends and cash distributions to shareholders	(289)	(294)	(271)
Proceeds from exercise of share options	12	1	54
Transfers (to) from discontinued operations	—	(56)	5
Other	(14)	(6)	(12)

Net cash used in continuing financing activities	(779)	(1,310)	(1,687)
Net cash provided by (used in) discontinued financing activities	—	56	(52)

Net cash used in financing activities	(779)	(1,254)	(1,739)

Effect of currency translation on cash	11	(31)	1
Net increase in cash and cash equivalents	469	435	146
Less: net increase in cash and cash equivalents related to discontinued operations	—	(4)	—
Cash and cash equivalents at beginning of fiscal year	1,521	1,090	944

Cash and cash equivalents at end of fiscal year	$1,990	$1,521	$1,090

Supplementary Cash Flow Information:
Interest paid	$149	$163	$100
Income taxes paid, net of refunds	156	121	359

See Notes to Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company") is a leading global provider of engineered electronic components, network solutions, specialty products, and subsea communication systems.

  The Separation

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International Ltd. ("Tyco International"). For the period following its incorporation, Tyco Electronics Ltd. did not engage in any significant business activities and held minimal assets. Effective June 29, 2007, the Company became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of its shares of Tyco Electronics, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

  Change of Domicile

        Effective June 25, 2009, the Company discontinued its existence as a Bermuda company as provided in Section 132G of The Companies Act of 1981 of Bermuda, as amended (the "Bermuda Companies Act"), and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued its existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of the Company's shares are governed by Swiss law, the Company's Swiss articles of association, and the Company's Swiss organizational regulations.

  Basis of Presentation

        The Consolidated Financial Statements reflect the consolidated operations of Tyco Electronics Ltd. and its subsidiaries and have been prepared in United States Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  Use of Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges, acquisition assets and liabilities, allowances for doubtful accounts receivable, estimates of future cash flows and discount rates associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal contingencies, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

  Principles of Consolidation

        The Company consolidates entities in which it owns or controls more than fifty percent of the voting shares or otherwise has the ability to control through similar rights. In addition, the Company consolidates variable interest entities in which the Company bears a majority of the risk to the entities'

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

expected losses or stands to gain from a majority of the entities' expected returns. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included on the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

  Description of the Business

        The Company consists of four reportable segments:

  •
  Electronic Components.  The Electronic Components segment is one of the world's largest suppliers of passive electronic components, which includes connectors and interconnect systems, relays, switches, sensors, and wire and cable. The products sold by the Electronic Components segment are sold primarily to original equipment manufacturers and their contract manufacturers in the automotive, data communications, industrial, appliance, computer, and consumer devices markets.

  •
  Network Solutions.  The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. These components include connectors, above-and below-ground enclosures, heat shrink tubing, cable accessories, surge arrestors, fiber optic cabling, copper cabling, and racks for copper and fiber networks. This segment also provides electronic systems for test access and intelligent cross-connect applications as well as integrated cabling solutions for cabling and building management.

  •
  Specialty Products.  The Specialty Products segment is a leader in providing highly-engineered custom solutions, components, and connectors for electronic systems, subsystems, and devices in the aerospace, defense, and marine; touch systems; circuit protection; and medical markets.

  •
  Subsea Communications.  The Subsea Communications segment designs, builds, maintains, and tests undersea fiber optic networks for both the telecommunications and oil and gas markets.

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2010, fiscal 2009, and fiscal 2008 are to Tyco Electronics' fiscal years ended September 24, 2010, September 25, 2009, and September 26, 2008, respectively. Tyco Electronics' fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks. Fiscal 2010, 2009, and 2008 were each 52 weeks in length. Fiscal 2011 will be a 53 week year.

  Reclassifications

        The Company has reclassified certain items on its Consolidated Financial Statements to conform to the current year presentation. See additional information regarding the Company's adoption of updates to guidance in Accounting Standards Codification ("ASC") 810, Consolidation, in Note 3.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Correction of Immaterial Errors

        During the third quarter of fiscal 2010, the Company identified certain errors in its accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, in fiscal 2008 and data utilized in the determination of the Company's income tax provision in fiscal 2005 through fiscal 2009.

        In connection with the adoption of the uncertain tax position provisions of ASC 740, the Company failed to reflect, in the calculation of interest and penalties, the impact of the interest component of a prepayment made to the Internal Revenue Service ("IRS") in fiscal 2007. As a result of this error, the Company overstated deferred tax assets, receivable from Tyco International Ltd. and Covidien plc, noncurrent income taxes payable, and other income by $64 million, $81 million, $182 million, and $81 million, respectively, and understated accumulated earnings by $118 million in fiscal 2008. The impacts to other income and receivable from Tyco International Ltd. and Covidien plc result from the shared nature of the tax liabilities pursuant to the Tax Sharing Agreement entered into upon separation from Tyco International.

        The Company also identified errors in certain reports used, in part, to determine the Company's income tax provision in fiscal 2005 through 2009. As a result of these errors, the Company understated income tax expense and overstated deferred tax assets by $9 million and $14 million in fiscal 2009 and 2008, respectively. Also, contributed surplus and accumulated earnings were overstated by $30 million and $4 million, respectively, at September 29, 2007, the beginning of fiscal 2008, as a result of the errors. For periods prior to the Company's separation from Tyco International, the impact of the errors was charged to contributed surplus.

        The Company evaluated the effects of these errors individually and in the aggregate and determined that its prior period financial statements are not materially misstated. However, the Company determined that the cumulative effect of correcting these errors in fiscal 2010 would be material to the fiscal 2010 financial statements. Therefore, the Company corrected these errors in the affected prior periods and presented the results in the Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Correction of Immaterial Errors (Continued)

        The following table summarizes the impact of the tax errors discussed above on the Company's Consolidated Statement of Operations for fiscal 2009 and 2008:

	2009		2008
	Amounts Previously Reported(1)	As Corrected	Amounts Previously Reported(1)	As Corrected
	(in millions, except per share data)
Other income (expense), net	$(48)	$(48)	$567	$486
Income (loss) from continuing operations before income taxes	(3,670)	(3,670)	2,072	1,991
Income tax (expense) benefit	576	567	(540)	(554)
Income (loss) from continuing operations	(3,094)	(3,103)	1,532	1,437
Net income (loss)	(3,250)	(3,259)	1,787	1,692
Net income (loss) attributable to Tyco Electronics Ltd.	(3,256)	(3,265)	1,782	1,687
Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	(3,100)	(3,109)	1,527	1,432
Net income (loss)	(3,256)	(3,265)	1,782	1,687
Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$(6.75)	$(6.77)	$3.16	$2.96
Net income (loss)	(7.09)	(7.11)	3.69	3.49
Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$(6.75)	$(6.77)	$3.14	$2.95
Net income (loss)	(7.09)	(7.11)	3.67	3.47

      (1)
      Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810, Consolidation. See Note 3 for additional information regarding the reclassifications.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Correction of Immaterial Errors (Continued)

        The following table summarizes the impact of the tax errors discussed above on the Company's Consolidated Balance Sheet at September 25, 2009:

	2009
	Amounts Previously Reported(1)	As Corrected
	(in millions)
Assets
Deferred income taxes	$2,518	$2,397
Receivable from Tyco International Ltd. and Covidien plc	1,211	1,130
Total Assets	16,220	16,018
Liabilities and Shareholders' Equity
Income taxes	2,312	2,130
Total Liabilities	9,194	9,012
Shareholders' Equity:
Contributed surplus	8,135	8,105
Accumulated earnings	(2,274)	(2,264)
Total Tyco Electronics Ltd. shareholders' equity	7,016	6,996
Total Shareholders' Equity	7,026	7,006
Total Liabilities and Shareholders' Equity	16,220	16,018

      (1)
      Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810. See Note 3 for additional information regarding the reclassifications.

        The following table summarizes the impact of the tax errors discussed above on the Company's Consolidated Statement of Cash Flows for fiscal 2009 and 2008:

	2009		2008
	Amounts Previously Reported(1)	As Corrected	Amounts Previously Reported(1)	As Corrected
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$(3,250)	$(3,259)	$1,787	$1,692
Income (loss) from continuing operations	(3,094)	(3,103)	1,532	1,437
Adjustments to reconcile net cash provided by operating activities:
Deferred income taxes	(583)	(574)	164	178
Tax sharing (income) expense	68	68	(567)	(486)

      (1)
      Amounts presented as previously reported reflect reclassifications recorded in connection with the adoption of updates to guidance in ASC 810. See Note 3 for additional information regarding the reclassifications.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies

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

        The Company provides certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated returns and scrap allowances is established at the time of the sale based on a fixed percentage of sales to distributors authorized and agreed to by the Company and is recorded as a reduction of sales.

        Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is recorded as a reduction of sales. The Company believes it can reasonably and reliably estimate the amounts of future allowances.

        Contract revenues for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Contract revenues for construction related projects are generated primarily in the Company's Subsea Communications segment.

        The Company generally warrants that its products will conform to the Company's or mutually agreed to specifications and that its products will be free from material defects in materials and workmanship for a limited time. The Company limits its warranty to the replacement or repair of defective parts or a refund or credit of the price of the defective product. The Company accepts returned goods only when the customer makes a verified claim and the Company has authorized the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales.

        Additionally, certain of the Company's long-term contracts in its Subsea Communications segment have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses. Research and development expenses include salaries, direct costs incurred, building, and overhead expenses. The amounts expensed in fiscal 2010, 2009, and 2008 were $482 million, $439 million, and $482 million, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value, except for inventoried costs which are costs incurred in the performance of long-term contracts primarily by the Company's Subsea Communications segment.

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

        The Company periodically evaluates the net realizable value of long-lived assets, including property, plant, and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized generally on a straight-line basis. See Note 10 for additional information regarding intangible assets. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        At fiscal year end 2010, the Company had 9 reporting units, of which 7 contained goodwill. See Note 9 for information regarding goodwill impairment testing. When changes occur in the composition of one or more operating segments or reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, and income tax rates in assessing fair value. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Income Taxes

        Income taxes are computed in accordance with the provisions of ASC 740, Income Taxes. In the Consolidated Financial Statements, the benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the financial statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Financial Instruments

        In order to address certain financial exposures, the Company has established policies regarding the use of derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

        The Company accounts for derivative financial instrument contracts on its Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions, including amounts excluded from the hedging relationship, of a cash flow hedge are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        The Company determines the fair value of its financial instruments by using methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions are used to determine the fair value of financial instruments, including derivatives.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated Statements of Cash Flows.

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. The Company is exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 24, 2010, the Company has assessed the likelihood of counterparty default as remote. The Company currently provides guarantees from a wholly-owned subsidiary to the counterparties to its commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative instruments, the Company is not required, nor does it require, collateral or other security to be furnished by the counterparties to its derivative financial instruments, at this time.

  Pension and Postretirement Benefits

        The funded status of the Company's defined benefit pension and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

current market value of cumulative Company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. The Company's contribution amounts are actuarially determined.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants.

        The measurement of benefit obligations and net periodic benefit cost (credit) is based on estimates and assumptions determined by the Company's management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates, and mortality rates.

  Share-Based Compensation

        Under ASC 718, Compensation—Stock Compensation, the Company determines the fair value of share awards on the date of grant. Share options are valued using the Black-Scholes-Merton valuation model; restricted share awards are valued using the end-of-day share price of the Company on the date of grant. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. See Note 23 for additional information related to the Company's share-based compensation.

  Currency Translation

        For the Company's non-U.S. Dollar functional currency subsidiaries, assets and liabilities are translated into U.S. Dollars using fiscal year end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the fiscal year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within equity.

        Gains and losses resulting from foreign currency transactions, which are included in net income (loss) attributable to Tyco Electronics Ltd., were immaterial in fiscal 2010 and 2008. Such losses were $71 million during fiscal 2009.

  Recently Adopted Accounting Pronouncements

        In December 2008, the Financial Accounting Standards Board ("FASB") issued updates to the guidance in ASC 715, Compensation—Retirement Benefits, that enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates to ASC 715 are effective for the Company in the fourth quarter of fiscal 2010. See Note 17 for additional information related to fair value measurement of assets in defined benefit pension or other postretirement plans.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued updates to guidance in ASC 810, Consolidation, that address the accounting and reporting framework for noncontrolling interests by a parent company. The Company adopted the updates on September 26, 2009. As a result of adopting the presentation requirements related to noncontrolling interests, the Company retrospectively adjusted its Consolidated Financial Statements. Adoption of the accounting requirements for noncontrolling interests did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In September 2006, the FASB issued guidance in ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. The Company adopted the fair value provisions of ASC 820 in the first quarter of fiscal 2009. The Company has not elected the fair value option of ASC 825 for any eligible assets or liabilities. Prior to adoption, the fair value measurement and disclosure requirements for non-financial assets and liabilities were deferred by one year. The Company adopted the fair value provisions of ASC 820 for non-financial assets and liabilities on September 26, 2009. See Note 16 for additional information related to fair value measurements.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued updates to guidance in ASC 810 that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. Adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

4. Restructuring and Other Charges, Net

        Restructuring and other charges, net consisted of the following during fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Restructuring and related charges, net	$82	$354	$185
Loss on divestitures	43	7	—
Impairment of long-lived assets	12	14	34

	$137	$375	$219

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Charges, Net

        Charges to operations by segment during fiscal 2010, 2009, and 2008 were as follows:

	Fiscal
	2010	2009	2008
	(in millions)
Electronic Components	$67	$269	$164
Network Solutions	5	44	22
Specialty Products	5	31	3
Subsea Communications	2	8	5

	79	352	194
Less: (charges) credits in cost of sales	3	2	(9)

Restructuring and related charges, net	$82	$354	$185

        Amounts recognized on the Consolidated Statements of Operations during fiscal 2010, 2009, and 2008 were as follows:

	Fiscal
	2010	2009	2008
	(in millions)
Cash charges	$74	$317	$147
Non-cash charges	5	35	47

	79	352	194
Less: (charges) credits in cost of sales	3	2	(9)

Restructuring and related charges, net	$82	$354	$185

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in the Company's restructuring reserves during fiscal 2010, 2009, and 2008 is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2010 Activity:
Fiscal 2010 Actions
Employee severance	$—	$53	$(9)	$1	$(3)	$42
Facilities exit costs	—	8	(14)	—	7 (1)	1
Other	—	2	—	—	—	2

Total	—	63	(23)	1	4	45

Fiscal 2009 Actions
Employee severance	116	—	(69)	(13)	(6)	28
Facilities exit costs	3	6	(7)	—	—	2
Other	1	10	(10)	—	—	1

Total	120	16	(86)	(13)	(6)	31

Fiscal 2008 Actions
Employee severance	89	2	(60)	—	(4)	27
Facilities exit costs	2	3	(1)	—	—	4
Other	7	3	(4)	(1)	(1)	4

Total	98	8	(65)	(1)	(5)	35

Pre-Fiscal 2008 Actions
Employee severance	2	—	(2)	—	—	—
Facilities exit costs	49	1	(13)	(1)	(2)	34
Other	1	—	(1)	—	—	—

Total	52	1	(16)	(1)	(2)	34

Total fiscal 2010 activity	$270	$88	$(190)	$(14)	$(9)	$145

(1)
Reflects reclassification of $7 million lease obligation from other reserves to restructuring reserves.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2009 Activity:
Fiscal 2009 Actions
Employee severance	$—	$247	$(138)	$(3)	$10	$116
Facilities exit costs	—	6	(3)	—	—	3
Other	—	5	(4)	—	—	1

Total	—	258	(145)	(3)	10	120

Fiscal 2008 Actions
Employee severance	118	—	(58)	31	(2)	89
Facilities exit costs	—	8	(5)	—	(1)	2
Other	2	12	(6)	—	(1)	7

Total	120	20	(69)	31	(4)	98

Pre-Fiscal 2008 Actions
Employee severance	31	—	(22)	(4)	(3)	2
Facilities exit costs	58	12	(20)	—	(1)	49
Other	2	3	(4)	—	—	1

Total	91	15	(46)	(4)	(4)	52

Total fiscal 2009 activity	$211	$293	$(260)	$24	$2	$270

Fiscal 2008 Activity:
Fiscal 2008 Actions
Employee severance	$—	$125	$(7)	$—	$—	$118
Facilities exit costs	—	1	(1)	—	—	—
Other	—	4	(2)	—	—	2

Total	—	130	(10)	—	—	120

Pre-Fiscal 2008 Actions
Employee severance	62	—	(39)	(1)	9	31
Facilities exit costs	65	10	(22)	2	3	58
Other	1	6	(5)	—	—	2

Total	128	16	(66)	1	12	91

Total fiscal 2008 activity	$128	$146	$(76)	$1	$12	$211

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Electronic Components segment. In connection with these actions, during fiscal 2010, the Company recorded restructuring charges of $64 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $4 million relating to these initiated actions by completion.

  Fiscal 2009 Actions

        The Company initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures in the Electronic Components, Network Solutions, and Specialty Products segments. In connection with these actions, during fiscal 2010 and 2009, the Company recorded net restructuring charges of $3 million and $255 million, respectively, primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Electronic Components segment, of approximately $5 million relating to these initiated actions by completion.

  Fiscal 2008 Actions

        The Company initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Electronic Components and Network Solutions segments. In connection with these actions, during fiscal 2010, the Company recorded net restructuring charges of $7 million. Also, during fiscal 2009, the Company recorded net restructuring charges of $51 million, primarily related to employee severance and benefits, including $31 million of changes in estimate primarily associated with the exit of a European manufacturing operation in the Electronic Components segment. During fiscal 2008, the Company recorded restructuring charges of $130 million, primarily related to employee severance and benefits. The Company has completed all restructuring activities commenced in fiscal 2008.

  Pre-Fiscal 2008 Actions

        During fiscal 2002, the Company recorded restructuring charges of $779 million primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2010, the remaining restructuring reserves related to the fiscal 2002 actions were $34 million, relating to exited lease facilities in the Subsea Communications segment. The Company expects its remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years. During fiscal 2010, 2009, and 2008, the Company recorded restructuring charges of $1 million, $7 million, and $4 million, respectively, for interest accretion on these reserves.

Restructuring and Related Non-Cash Charges and Credits

        During fiscal 2010 and 2009, the Company recorded non-cash charges of $5 million and $35 million, respectively, primarily related to the impairment of fixed assets in connection with exited manufacturing facilities and product lines.

        During fiscal 2008, the Company recorded non-cash charges of $38 million primarily related to fixed assets and intangibles in connection with exited manufacturing facilities and product lines. Also, the Company recorded non-cash charges of $9 million in cost of goods sold for write-downs in carrying value of inventory related to exited product lines in fiscal 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

Total Restructuring Reserves

        The Company's restructuring reserves by segment at fiscal year end 2010 and 2009 were as follows:

	Fiscal
	2010	2009
	(in millions)
Electronic Components	$91	$186
Network Solutions	13	27
Specialty Products	7	9
Subsea Communications	34	48

Restructuring reserves	$145	$270

        At fiscal year end 2010 and 2009, restructuring reserves were included on the Consolidated Balance Sheets as follows:

	Fiscal
	2010	2009
	(in millions)
Accrued and other current liabilities	$115	$231
Other liabilities	30	39

Restructuring reserves	$145	$270

Loss on Divestitures and Impairment of Long-Lived Assets

        During fiscal 2010, the Company sold its mechatronics business within the Company's Electronic Components segment for net cash proceeds of $3 million. This business designs and manufactures customer-specific components, primarily for the automotive industry, and generated sales of approximately $100 million in fiscal 2010. In connection with the sale, the Company recorded a pre-tax loss on sale of $41 million in fiscal 2010.

        During fiscal 2009, the Company's board of directors authorized management to pursue the divestiture of the Dulmison connectors and fittings product line within the Company's energy business in the Network Solutions segment. The product line generated sales of approximately $50 million in fiscal 2009. Based on an estimated sales price, the Company determined that the carrying value of the product line's assets and liabilities was in excess of its fair value. A pre-tax impairment charge of $12 million was recorded in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. During fiscal 2010, the Company completed the sale of the product line for net cash proceeds of $12 million. In connection with the divestiture, the Company recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $1 million, respectively, in fiscal 2010.

        During fiscal 2008, the Company's board of directors authorized management to proceed with strategic alternatives with respect to the Company's Battery Systems business in the Electronic Components segment. Based on a negotiated sales price, the Company determined that the carrying value of the Battery Systems business' assets and liabilities exceeded its fair value. Consequently, a

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring and Other Charges, Net (Continued)

pre-tax impairment charge of $22 million was recorded in fiscal 2008 to write the carrying value of the assets and liabilities down to fair value. During fiscal 2009, the Battery Systems business was sold for net cash proceeds of $14 million after working capital adjustments, and the Company recorded a pre-tax loss on sale of $7 million.

        During fiscal 2008, the Company determined that certain North American automotive customer-specific product lines in the Electronic Components segment were impaired due to declining future production expectations. The Company determined that an impairment test was necessary due to changes in the North American automotive industry. These asset groups were assessed for recoverability and impaired based on estimates of the asset group fair values. Using a discounted cash flows analysis, the Company determined that a pre-tax impairment charge of $12 million was required to write the carrying value down to fair value.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statement of Operations. The Company has presented the loss on divestitures, related long-lived asset impairments, and the operations of the mechatronics business, Dulmison connectors and fittings product line, and Battery Systems business in continuing operations due to immateriality.

5. Discontinued Operations

        In fiscal 2010, the Company recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In May 2009, the Company completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction.

        In September 2008, the Company completed the sale of the Radio Frequency Components and Subsystem business for net cash proceeds of $427 million and recorded a $184 million pre-tax gain on the sale. Also, in September 2008, the Company completed the sale of the Automotive Radar Sensors business for net cash proceeds of $42 million and recorded a $31 million pre-tax gain on the sale. In fiscal 2009, the Company received additional cash proceeds of $29 million and recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses.

        In fiscal 2008, the Company completed the sale of the Power Systems business for $102 million in net cash proceeds and recorded a $51 million pre-tax gain on the sale.

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented in the Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the Other segment, which was subsequently renamed the Subsea Communications segment.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

        The following table presents net sales, pre-tax income (loss) from operations, pre-tax gain on sale, and income taxes from discontinued operations for fiscal 2010, 2009, and 2008:

	Fiscal
	2010	2009	2008
	(in millions)
Net sales	$—	$262	$1,064

Pre-tax income (loss) from discontinued operations	$44	$(135)	$99
Pre-tax gain on sale of discontinued operations	—	63	266
Income tax expense	—	(84)	(110)

Income (loss) from discontinued operations, net of income taxes	$44	$(156)	$255

        Pre-tax loss from discontinued operations for fiscal 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 14 for additional information regarding the State of New York contract. Income tax expense on discontinued operations for fiscal 2009 included $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of unfavorable adjustments to the estimated tax provision on the Power Systems business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

6. Acquisitions

        On August 6, 2010, the Company acquired the remaining outstanding equity interests of PlanarMag, Inc. ("PlanarMag") for $23 million in cash and the forgiveness of an approximate $1 million loan payable. Prior to the acquisition, the Company owned approximately 14% of PlanarMag. The acquisition was not material to the Company's Consolidated Financial Statements.

        The net assets acquired, which are not material, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment. The excess of the purchase price over the net assets acquired of $25 million has been allocated to goodwill in the Electronic Components segment and is not deductible for tax purposes. Factors contributing to the goodwill recognized include the early-stage status of PlanarMag's business and technology, minimal revenue, and lack of customer relationships.

        On May 14, 2010, the Company acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash. The assets acquired, primarily definite-lived intangible assets, inventory, and property, plant, and equipment, are reported as part of the Communications and Industrial Solutions business within the Electronic Components segment. The acquisition was not material to the Company's Consolidated Financial Statements.

        On January 20, 2010, the Company acquired 100% of the outstanding shares of capital stock of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $67 million in cash, including contingent consideration of $6 million to be paid in fiscal 2011 upon completion of certain service requirements by key Sensitive Object managers. Based on an evaluation

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisitions (Continued)

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

        Pro forma information is not presented as the impact of the Sensitive Object acquisition on the Company's Consolidated Statements of Operations is not material.

  Anticipated Acquisition

        On July 12, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ADC Telecommunications, Inc. ("ADC") under which the Company agreed to acquire ADC for a total purchase price of approximately $1.25 billion. Pursuant to the Merger Agreement, the Company commenced a tender offer to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger with and into ADC. The initial offer, dated July 26, 2010, has been extended to November 15, 2010. As

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisitions (Continued)

of October 18, 2010, approximately 86.5 million common shares of ADC had been tendered and not withdrawn pursuant to the tender offer, representing approximately 89% of the outstanding common shares of ADC. In accordance with the terms of the tender offer, ADC shareholders have the right to withdraw their previously tendered shares prior to the expiration of the offer.

        The transaction is expected to be completed during the first quarter of fiscal 2011. The consummation of the transaction is subject to various closing conditions including the tender of a majority of ADC's shares, regulatory approvals, and other customary conditions. The Merger Agreement also includes customary termination provisions for both ADC and the Company and provides that, in connection with the termination of the Merger Agreement under specified circumstances, ADC will be required to pay the Company a termination fee of $38 million.

7. Inventories

        At fiscal year end 2010 and 2009, inventories consisted of the following:

	Fiscal
	2010	2009
	(in millions)
Raw materials	$253	$253
Work in progress	509	439
Finished goods	739	624
Inventoried costs on long-term contracts	82	119

Inventories	$1,583	$1,435

8. Property, Plant, and Equipment, Net

        At fiscal year end 2010 and 2009, net property, plant, and equipment consisted of the following:

	Fiscal
	2010	2009
	(in millions)
Land and improvements	$243	$259
Buildings and leasehold improvements	1,281	1,342
Machinery and equipment	6,448	6,600
Construction in process	372	373

Gross property, plant, and equipment	8,344	8,574
Accumulated depreciation	(5,477)	(5,463)

Property, plant, and equipment, net	$2,867	$3,111

        Depreciation expense was $489 million, $484 million, and $506 million in fiscal 2010, 2009, and 2008, respectively.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2010 and 2009 were as follows:

	Electronic Components	Network Solutions	Specialty Products	Subsea Communications	Total
	(in millions)
Balance at September 26, 2008:
Goodwill	$4,993	$849	$1,010	$1,025	$7,877
Accumulated impairment losses	(103)	—	—	(1,025)	(1,128)

	4,890	849	1,010	—	6,749
Divestiture of businesses and other	(14)	(6)	—	—	(20)
Impairment	(3,435)	—	(112)	—	(3,547)
Currency translation	(28)	4	2	—	(22)

Balance at September 25, 2009:
Goodwill	4,951	847	1,012	1,025	7,835
Accumulated impairment losses	(3,538)	—	(112)	(1,025)	(4,675)

	1,413	847	900	—	3,160
Acquisitions	25	—	51	—	76
Currency translation	(11)	(7)	(7)	—	(25)
Balance at September 24, 2010:
Goodwill	4,965	840	1,056	1,025	7,886
Accumulated impairment losses	(3,538)	—	(112)	(1,025)	(4,675)

	$1,427	$840	$944	$—	$3,211

        During fiscal 2010, the Company completed the acquisitions of PlanarMag and Sensitive Object. The PlanarMag and Sensitive Object acquisitions resulted in the recognition of $25 million of goodwill that benefits the Communications and Industrial Solutions reporting unit of the Electronic Components segment and $51 million of goodwill that benefits the Touch Systems reporting unit of the Specialty Products segment. See Note 6 for additional information on the acquisitions of PlanarMag and Sensitive Object.

        The Company tests goodwill for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2010 and determined that no impairment existed.

        As a result of declines in sales and profitability in the Automotive and Communications and Industrial Solutions reporting units of the Electronic Components segment and the Circuit Protection reporting unit of the Specialty Products segment during the second quarter of fiscal 2009, the Company determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill (Continued)

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, the Company determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the book value of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which the Company determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge, as of the second quarter of fiscal 2009, of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively.

        During the fiscal 2008 annual impairment test, the Company determined that the book value of the Global Application Tooling Division, a reporting unit of the Electronic Components segment, exceeded its fair value. Fair value was determined using a discounted cash flows analysis incorporating the Company's estimate of future operating performance. The goodwill impairment test indicated that there was no implied value related to the goodwill, resulting in an impairment of the reporting unit's entire goodwill balance of $103 million.

        All goodwill impairment charges are presented in impairment of goodwill on the Consolidated Statements of Operations.

10. Intangible Assets, Net

        The Company's intangible assets at fiscal year end 2010 and 2009 were as follows:

	Fiscal
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$730	$(355)	$375	$724	$(330)	$394
Other	21	(4)	17	17	(4)	13

Total	$751	$(359)	$392	$741	$(334)	$407

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Intangible Assets, Net (Continued)

        Intangible asset amortization expense, which is recorded in cost of sales, was $31 million, $31 million, and $33 million for fiscal 2010, 2009, and 2008, respectively. The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Fiscal 2011	$32
Fiscal 2012	31
Fiscal 2013	32
Fiscal 2014	31
Fiscal 2015	30
Thereafter	236

$392

11. Accrued and Other Current Liabilities

        At fiscal year end 2010 and 2009, accrued and other current liabilities consisted of the following:

	Fiscal
	2010	2009
	(in millions)
Accrued payroll and employee benefits	$520	$303
Income taxes payable	297	48
Cash distributions to shareholders payable	142	—
Tax Sharing Agreement guarantee liabilities pursuant to ASC 460	134	—
Restructuring reserves	115	231
Interest payable	65	65
Deferred income taxes	16	22
Other	515	574

Accrued and other current liabilities	$1,804	$1,243

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

        Debt at fiscal year end 2010 and 2009 was as follows:

	Fiscal
	2010	2009
	(in millions)
6.00% senior notes due 2012	$719	$720
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	740	744
7.125% senior notes due 2037	475	475
Commercial paper	100	—
Other	79	178

Total debt(1)	2,413	2,417
Less current portion(2)	106	101

Long-term debt	$2,307	$2,316

(1)
Senior notes are recorded at face amount, net of unamortized discount and, if applicable, the fair value of interest rate swaps.

(2)
The current portion of long-term debt at fiscal year end 2010 was comprised of commercial paper and a portion of amounts shown as other. At fiscal year end 2009, the current portion of long term debt was comprised of a portion of amounts shown as other.

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

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). In fiscal 2009, $75 million of the commitment was assigned by Lehman Brothers Bank, FSB to TEGSA, reducing the total effective commitment to $1,425 million. Borrowings under the Credit Facility bear interest, at TEGSA's option, at a base rate or the London interbank offered rate plus a margin dependent on TEGSA's credit ratings and the amount drawn under the facility. TEGSA is required to pay an annual facility fee ranging from 4.5 to 12.5 basis points depending on its credit ratings. As of fiscal year end 2010 and 2009, TEGSA had no borrowings under the Credit Facility.

        The Credit Facility contains a financial ratio covenant providing that if the Company's ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt (Continued)

Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and the Company's other debt agreements contain other customary covenants.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of the Company's ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. As of fiscal year end 2010, TEGSA had $100 million of commercial paper outstanding at an interest rate of 0.55%.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by Tyco Electronics Ltd.

        The Company has used, and continues to use, derivative instruments to manage interest rate risk. See Note 15 for additional information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $2,680 million and $2,420 million at fiscal year end 2010 and 2009, respectively.

        The aggregate amounts of total debt maturing during the next five years and thereafter are as follows:

(in millions)
Fiscal 2011	$106
Fiscal 2012	1
Fiscal 2013	791
Fiscal 2014	300
Fiscal 2015	—
Thereafter	1,215

Total	$2,413

13. Guarantees

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Guarantees (Continued)

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Guarantees (Continued)

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

        At September 24, 2010, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million, of which $205 million was reflected in other liabilities and $134 million was reflected in accrued and other current liabilities on the Consolidated Balance Sheet. The $134 million reflected in accrued and other current liabilities is the Company's estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within one year. At September 25, 2009, the total liability of $339 million was reflected in other liabilities on the Consolidated Balance Sheet. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

        At September 24, 2010, the Company had outstanding letters of credit and letters of guarantee in the amount of $390 million, of which $50 million was related to its contract with the State of New York. See Note 14 for additional information regarding the State of New York contract.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Guarantees (Continued)

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 14, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. As a result, the Company recorded a pre-tax charge equal to the draw. Although the Company disputes that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for fiscal 2010 and 2009 were as follows:

	Fiscal
	2010	2009
	(in millions)
Balance at beginning of fiscal year	$43	$27
Warranties issued during the fiscal year	9	18
Warranty expirations and changes in estimate, net	7	1
Settlements	(11)	(3)
Currency translation	(1)	—

Balance at end of fiscal year	$47	$43

14. Commitments and Contingencies

General Matters

        The Company has facility, land, vehicle, and equipment leases that expire at various dates through the year 2056. Rental expense under these leases was $149 million, $153 million, $168 million for fiscal 2010, 2009, and 2008, respectively. At fiscal year end 2010, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2011	$109
Fiscal 2012	84
Fiscal 2013	62
Fiscal 2014	51
Fiscal 2015	37
Thereafter	84

Total	$427

        The Company also has purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2010, the Company had commitments to purchase $100 million in fiscal 2011 and $1 million in fiscal 2012.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

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

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among the Company, Tyco International and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Company's and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, the Company assumed the liability for, and control of, all pending and threatened legal matters at separation related to the Company's business or assumed or retained liabilities. Tyco Electronics was responsible for 31% of certain liabilities that arose from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien were responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which is allocated in the manner described above, will be borne equally by Tyco International, Covidien, and the Company. At the present time, all significant matters for which the Company shared responsibility with Tyco International and Covidien under the Separation and Distribution Agreement, which as previously reported in the Company's periodic filings generally related to securities class action cases and other securities cases, have been settled. Other than matters described below under "Compliance Matters," the Company presently is not aware of any additional legal matters which may arise for which it would bear a portion of the responsibility under the Separation and Distribution Agreement.

        As previously reported in the Company's periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and the Company. The Company was responsible for 31% of potential liabilities that arose upon the resolution of the litigation pending at the time of separation.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        During fiscal 2010, Tyco International settled the remaining significant securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million, with the Company being responsible for $24 million pursuant to the sharing formula in the Separation and Distribution Agreement. The settlement agreement provides that a portion of the settlement fund will be set aside for potential opt-out claims. The Company cannot predict presently if any opt-out claims will be made and whether opt-out claims will exceed the amount allocated for such claims, requiring the Company to fund any portion under the sharing formula in the Separation and Distribution Agreement. As discussed below, the Company had previously established reserves for this case. As a result of the settlement of the Stumpf case, the Company concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, the Company recorded income of $7 million during fiscal 2010. As of September 24, 2010, there were no remaining significant securities lawsuits outstanding.

        During fiscal 2009, the Company recorded charges of $144 million for its share of Tyco International's settlements of several securities cases and its portion of the estimated probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement.

        During fiscal 2008, the Company recorded charges of $34 million for its share of Tyco International's settlements of two securities cases and income of $12 million for the Company's portion of related recoveries of certain costs from insurers.

        In fiscal 2007, the Company was allocated a charge from Tyco International of $922 million for a class action settlement settling the majority of the securities class action lawsuits. The portion allocated to the Company was consistent with the sharing percentage included in the Separation and Distribution Agreement. Tyco International placed funds in escrow for the benefit of the class. The escrow account earned interest that was payable to the class. In addition, interest was accrued on the class action settlement liability.

        The finalization of the class action settlement in February 2008 resulted in the extinguishment of the Company's class action settlement liability of $3,020 million, interest in the escrow of $936 million, and class action settlement receivable of $2,084 million from the Consolidated Balance Sheet. The finalization of the settlement resulted in a decrease to cash flows from operating activities and an increase to cash flows from investing activities during fiscal 2008. It did not affect the cash balance on the Consolidated Balance Sheet because the Company had previously fully funded its portion of the class action settlement into an escrow account intended to be used to settle the liability, as mentioned above.

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the Securities and Exchange Commission the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, the Company's baseline review has revealed that some of the Company's former business practices may not

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

have complied with FCPA requirements. At this time, the Company believes it has adequate amounts recorded related to these matters, the amount of which is not significant. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

        Prior to separation, certain of the Company's subsidiaries filed combined tax returns with Tyco International. Those and other of the Company and its subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, Income Taxes, which relate specifically to Tyco Electronics entities, have been recorded on the Consolidated Financial Statements. In addition, the Company may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 13 for additional information.

        In prior years, in connection with the IRS audit of various fiscal years, Tyco International submitted to the IRS proposed adjustments to these prior period U.S. federal income tax returns

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

resulting in a reduction in the taxable income previously filed. The IRS accepted substantially all of the proposed adjustments for fiscal 1997 through 2000 for which the IRS had completed its field work. On the basis of previously accepted amendments, the Company has determined that acceptance of adjustments presented for additional periods through fiscal 2006 is more likely than not to be accepted and, accordingly, has recorded them, as well as the impacts of the adjustments accepted by the IRS, on the Consolidated Financial Statements.

        In fiscal 2009, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and in connection with these adjustments, the Company recorded a $97 million increase in income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. See Note 13 for additional information regarding the indemnification liability to Tyco International and Covidien.

        As the Company's tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million, and it is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to Tyco Electronics in connection with the separation. Any penalty ultimately imposed upon the Tyco Electronics subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. If Tyco International is not able to resolve these contested adjustments through the IRS appeals process, it may choose to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, the Company recorded a $28 million income tax charge in the fourth quarter of fiscal 2009 to reflect the disallowance of a portion of these deductions.

        The Company has reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        The Company continues to believe that the amounts recorded in its Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to the Company's results of operations, financial position, or cash flows.

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $14 million to $24 million. As of fiscal year end 2010, the Company concluded that the best estimate within this range is $14 million, of which $6 million is included in accrued and other current liabilities and $8 million is included in other liabilities on the Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $14 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

Matters Related to the Company's Former Wireless Systems Business

        Certain liabilities and contingencies related to the Company's former Wireless Systems business were retained by the Company when this business was sold in fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 5 for additional information regarding the divestiture of the Wireless Systems business.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

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

        On February 13, 2009, the Company filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claims. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. The Company moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied the motion. The Company filed its answer to the State's counterclaim in July 2010. The Company believes that the counterclaim is without merit and intends to vigorously pursue its claims in this matter.

        As a result of these actions, in the first quarter of fiscal 2009, the Company recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in loss from discontinued operations on the Consolidated Statement of Operations as a result of the Company's sale of the Wireless Systems business. See Note 5 for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million. The assets related to the impairment charge were previously reflected primarily as inventories on the Consolidated Balance Sheet.

  Com-Net

        At September 24, 2010, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as the Company does not believe that any payment is probable or estimable at this time.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of September 24, 2010 and September 25, 2009. See Note 12 for disclosure of the fair value of debt and Note 16 for additional information on fair value measurements, including the fair value of derivative instruments.

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

        The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Interest Rate and Investment Risk Management

        The Company issues debt, from time to time, in capital markets to fund its operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (via fair value hedge designation) and/or convert a portion of variable-rate debt into fixed-rate debt (via cash flow hedge designation). The Company uses forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation). The Company also utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposures on cash and cash equivalents and earnings volatility related to certain non-qualified deferred compensation liabilities.

        During fiscal 2010, the Company purchased swaptions and entered into forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of fixed-rate debt when the Company's 6.00% senior notes mature in fiscal 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million and were designated as cash flow hedges of the probable interest payments. Premiums of $6 million paid to enter into the swaptions will be recognized as interest expense over the term of the swaptions. The effective portion of swaptions and forward starting interest rate swaps is recorded in accumulated other comprehensive income and will be recognized in earnings as interest expense over the term of the anticipated debt issuance. There were no outstanding interest rate swaps designated as cash flow hedges as of September 25, 2009.

        During fiscal 2010, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this contract, the Company receives fixed rates of interest applicable to the underlying debt and pays floating rates of interest

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

based on the one month U.S. Dollar London interbank offered rate. As of September 25, 2009, the Company had no outstanding interest rate swaps designated as fair value hedges.

        During fiscal 2009, the Company terminated interest rate swaps designated as fair value hedges on $300 million principal amount of the 6.55% senior notes and $200 million principal amount of the 6.00% senior notes. Prior to the termination, the interest rate swaps were marked to fair value, resulting in premiums of $49 million and $14 million associated with the 6.55% senior notes and 6.00% senior notes, respectively. The premiums will be recognized as a reduction in interest expense over the life of the respective notes.

        The Company utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposure on a notional amount of $40 million of cash and cash equivalents. Premiums received related to swaptions are recognized as interest income over the term of the swaptions. Ineffectiveness is recognized in interest income. The effective portion of the derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and will be recognized in earnings as interest income over the term of the instrument. Premiums received, ineffective amounts recognized in earnings, and amounts recorded in accumulated other comprehensive income were not material during the year ended September 24, 2010. The fair value of the contracts was not material as of September 24, 2010; no such contracts existed as of September 25, 2009.

        The Company utilizes a swap to manage exposure related to certain of the Company's non-qualified deferred compensation liabilities. The notional amount of the swap is $19 million and acts as an economic hedge of changes in a portion of the liabilities. Both the change in value of the swap contract and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expense. The fair value of the contract was not material as of September 24, 2010; no such contracts existed as of September 25, 2009.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 24, 2010 and September 25, 2009, the Company's commodity hedges had notional values of $108 million and $29 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,672 million and $1,027 million at September 24, 2010 and September 25, 2009, respectively. The Company reclassified foreign exchange losses of $25 million, $72 million, and $168 million in fiscal 2010, 2009, and 2008, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

gains or losses attributable to the translation of the net investment. See Note 22 for additional information.

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments at September 24, 2010 and September 25, 2009 is summarized below.

	September 24, 2010		September 25, 2009
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$4	$—	$4	$2
Interest rate swaps and swaptions	3	12	—	—
Commodity swap contracts	12	—	1	—

Total derivatives designated as hedging instruments	19	12	5	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	5	3	8	11
Investment swaps	2	—	—	—

Total derivatives not designated as hedging instruments	7	3	8	11

Total derivatives	$26	$15	$13	$13

(1)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in asset positions are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled $22 million and $4 million at September 24, 2010 and September 25, 2009, respectively. All interest rate swaps and swaption derivatives in asset positions are recorded in other assets on the Consolidated Balance Sheets and totaled $3 million at September 24, 2010.

(2)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in liability positions are recorded in accrued and other current liabilities on the Consolidated Balance Sheet, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Consolidated Balance Sheets totaled $2 million and $4 million at September 24, 2010 and September 25, 2009, respectively. All interest rate swaps and swaption derivatives in liability positions are recorded in other liabilities on the Consolidated Balance Sheets and totaled $12 million at September 24, 2010.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Consolidated Statement of Operations at fiscal year end 2010 and 2009 were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives Designated as Fair Value Hedges	Location	2010	2009
		(in millions)
Interest rate swaps(1)	Interest expense	$6	$8
Interest rate swaps(2)	Other income	—	12

Total		$6	$20

(1)
Certain interest rate swaps were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at September 24, 2010 had no gain or loss recognized in the Consolidated Statement of Operations during fiscal 2010 or 2009.

(2)
As a result of the Company's 2009 tender offer, as discussed in Note 12, the Company recognized $12 million of the premiums as a component of the gain on retirement of debt included in other income (expense), net on the Consolidated Statement of Operations in fiscal 2009.

        The effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations at fiscal year end 2010 and 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
Fiscal year end 2010:
Foreign currency contracts	$4	Cost of sales	$2	Cost of sales(1)	$—
Commodity swap contracts	20	Cost of sales	9	Cost of sales	—
Interest rate swaps and swaptions(2)	(12)	Interest expense	(5)	Interest expense	(5)

Total	$12		$6		$(5)

Fiscal year end 2009:
Foreign currency contracts	$1	Cost of sales	$(1)	Cost of sales(1)	$—
Commodity swap contracts	3	Cost of sales	3	Cost of sales	—
Forward starting interest rate swaps(2)	—	Interest expense(3)	(9)	Interest expense	—

Total	$4		$(7)		$—

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $5 million and $9 million reflected in interest expense in fiscal 2010 and 2009, respectively. Forward starting interest rate swaps in place at September 24, 2010 resulted in losses of $12 million in other comprehensive

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Financial Instruments (Continued)

  income related to the effective portions of the hedge during fiscal 2010. Interest rate swaptions in place at September 24, 2010 resulted in no gains or losses in other comprehensive income related to the effective portions of the hedge and losses of $5 million in interest expense as a result of amounts excluded from the hedging relationship during fiscal 2010.

(3)
Interest expense recognized during fiscal 2009 included $3 million of interest expense recognized as a result of the Company's 2009 tender offer. See Note 12 for additional information regarding the tender offer.

        The effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations at fiscal year end 2010 and 2009 were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives not Designated as Hedging Instruments	Location	2010	2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$18	$(178)
Investment swaps	Selling, general, and administrative expenses	2	—

Total		$20	$(178)

        During fiscal 2010 and 2009, the Company incurred gains of $18 million and losses of $178 million a result of marking foreign currency derivatives not designated as hedging instruments to fair value. Fiscal 2010 gains are largely offset by losses realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. Fiscal 2009 losses are primarily related to changes in certain Eastern European currencies during the first quarter of fiscal 2009 and are largely offset by the gains realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar.

16. Fair Value Measurements

        Guidance on fair value measurement in ASC 820, Fair Value Measurements and Disclosures, specifies a fair value hierarchy based upon the observability of the inputs utilized in valuation of certain assets and liabilities. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
September 24, 2010:
Assets:
Commodity swap contracts	$12	$—	$—	$12
Interest rate swaps and swaptions	—	3	—	3
Investment swap contracts	—	2	—	2
Foreign currency contracts	—	8	—	8
Rabbi trust assets	6	78	—	84

Total assets at fair value	$18	$91	$—	$109

Liabilities:
Interest rate swaps and swaptions	$—	$12	$—	$12
Foreign currency contracts	—	2	—	2

Total liabilities at fair value	$—	$14	$—	$14

September 25, 2009:
Assets:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts	—	3	—	3
Rabbi trust assets	7	69	—	76

Total assets at fair value	$8	$72	$—	$80

Liabilities:
Foreign currency contracts	$—	$4	$—	$4

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

  •
  Investment swap contracts—Fair value of these assets is determined based on observable inputs other than quoted prices. The positions are primarily valued using market approach models that use readily observable equity returns as their basis (level 2).

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Fair Value Measurements (Continued)

  •
  Foreign currency contracts—Fair value of these assets and liabilities is determined using the market approach. Values are based on observable market transactions of spot currency rates and forward rates (level 2).

  •
  Rabbi trust assets—Rabbi trust assets are principally comprised of equity securities that are marked to fair value based on unadjusted quoted prices in active markets (level 1) and fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2). During fiscal 2010, the Company concluded that fixed income securities reflect level 2 valuations and corrected amounts presented in fiscal 2009 to conform to the current year presentation.

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

        As of September 24, 2010, the Company did not have any non-financial assets or liabilities that are measured at fair value.

        During fiscal 2010, the Company used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during fiscal 2010 for $12 million. See Note 4 for additional information.

17. Retirement Plans

  Adoption of Measurement Date Provisions and Funded Status Recognition Provisions of ASC 715

        In the fourth quarter of fiscal 2009, the Company adopted the measurement date provisions of ASC 715, Compensation—Retirement Benefits, which require that plan assets and benefits obligations be measured as of fiscal year end. Prior to adoption of this provision, the Company's measurement date was August 31. The Company elected not to re-measure plan assets and benefit obligations as of the first day of fiscal 2009. As a result, the impact of adoption in fiscal 2009 was an after-tax charge of $7 million to accumulated deficit and an after-tax increase of $2 million in accumulated other comprehensive income on the Consolidated Balance Sheet.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

  Defined Benefit Pension Plans

        The Company has a number of contributory and noncontributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with local customs and practice. Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to the Consolidated Statements of Operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are actuarially determined. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.

        The net periodic benefit cost (credit) for all U.S. and non-U.S. defined benefit pension plans in fiscal 2010, 2009, and 2008 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2010	2009	2008	2010	2009	2008
	($ in millions)
Service cost	$6	$7	$5	$58	$55	$73
Interest cost	54	58	56	83	81	83
Expected return on plan assets	(59)	(61)	(75)	(53)	(57)	(73)
Amortization of prior service credit	—	—	—	(1)	—	(2)
Amortization of net actuarial loss	33	15	7	29	13	8
Curtailment/settlement (gain) loss	2	—	1	—	—	(3)

Net periodic pension benefit cost (credit)	$36	$19	$(6)	$116	$92	$86

Weighted-average assumptions used to determine net pension benefit cost (credit) during the period:
Discount rate	5.85%	7.05%	6.35%	4.59%	5.11%	4.70%
Expected return on plan assets	7.69%	7.54%	7.99%	5.58%	5.75%	5.98%
Rate of compensation increase	4.00%	4.00%	4.00%	3.51%	3.63%	3.45%

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        The following table represents the changes in benefit obligations, plan assets, and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at fiscal year end 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2010	2009	2010	2009
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$966	$858	$1,909	$1,785
Service cost	6	7	58	55
Interest cost	54	58	83	81
Employee contributions	—	—	5	5
Plan amendments	—	—	1	—
Actuarial loss	98	103	188	113
Benefits and administrative expenses paid	(61)	(62)	(73)	(80)
New plans	—	—	—	1
Curtailment/settlement gain	(5)	—	(16)	(54)
Impact of measurement date change	—	2	—	10
Currency translation	—	—	(18)	(7)

Benefit obligation at end of fiscal year	1,058	966	2,137	1,909

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$799	$843	$977	$1,099
Actual return on plan assets	96	(30)	44	(60)
Employer contributions	54	52	125	100
Employee contributions	—	—	5	5
New plans	—	—	—	1
Benefits and administrative expenses paid	(61)	(62)	(73)	(80)
Settlement gain	(5)	—	(10)	(50)
Impact of measurement date change	—	(4)	—	—
Currency translation	—	—	(5)	(38)

Fair value of plan assets at end of fiscal year	883	799	1,063	977

Funded status	$(175)	$(167)	$(1,074)	$(932)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$4	$7
Accrued and other current liabilities	(4)	(3)	(11)	(11)
Long-term pension and postretirement liabilities	(171)	(164)	(1,067)	(928)

Net amount recognized	$(175)	$(167)	$(1,074)	$(932)

Weighted-average assumptions used to determine pension benefit obligations at period end:
Discount rate	5.10%	5.85%	3.97%	4.59%
Rate of compensation increase	4.00%	4.00%	3.50%	3.51%

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans in fiscal 2010 and 2009 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2010	2009	2010	2009
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$421	$238	$551	$326
Current year changes recorded to accumulated other comprehensive income	61	199	197	235
Amortization reclassified to earnings	(33)	(15)	(31)	(13)
Curtailment/settlement reclassified to earnings	—	—	(4)	(7)
Impact of measurement date change	—	(1)	—	(1)
Other	(3)	—	4	11

Unrecognized net loss at end of fiscal year	$446	$421	$717	$551

Change in prior service credits:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(7)	$(13)
Amortization reclassified to earnings	—	—	2	—
Impact of measurement date change	—	—	—	2
Other	—	—	1	4

Unrecognized prior service credit at end of fiscal year	$—	$—	$(4)	$(7)

        The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2011 is as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Amortization of net actuarial loss	$(35)	$(41)
Amortization of prior service credit	—	1

	$(35)	$(40)

        In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class and individual asset class performance expectations.

        The investment strategy for the U.S. pension plans is governed by the Company's investment committee; investment strategies for non-U.S. pension plans are governed locally. The Company's investment strategy for its pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. Projected returns are based primarily on pro forma asset allocation, expected long-term returns, and forward-looking estimates of active portfolio and investment management.

        During fiscal 2008, the Company's investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from 60% equity and 40% fixed income to 30% equity

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. plans' master trust and market conditions.

        Target weighted-average asset allocations and weighted-average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2010 and 2009 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2010	Fiscal 2009	Target	Fiscal 2010	Fiscal 2009
Asset Category:
Equity securities	30%	44%	44%	39%	36%	40%
Debt securities	70	54	52	34	32	47
Insurance contracts and other investments	—	2	4	25	30	10
Real estate	—	—	—	2	2	3

Total	100%	100%	100%	100%	100%	100%

        Tyco Electronics' common shares are not a direct investment of the Company's pension funds; however, the pension funds may indirectly include Tyco Electronics shares. The aggregate amount of the Tyco Electronics common shares would not be considered material relative to the total pension fund assets.

        The Company's funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time to time. The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2011 of $4 million for U.S. plans and $64 million for non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2011	$59	$67
Fiscal 2012	59	70
Fiscal 2013	61	82
Fiscal 2014	61	79
Fiscal 2015	65	85
Fiscal 2016-2020	343	499

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2010 and 2009 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2010	2009	2010	2009
	(in millions)
Accumulated benefit obligation	$1,054	$963	$1,802	$1,619

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2010 and 2009 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2010	2009	2010	2009
	(in millions)
Accumulated benefit obligation	$1,054	$958	$1,717	$1,560
Fair value of plan assets	883	794	962	900

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2010 and 2009 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2010	2009	2010	2009
	(in millions)
Projected benefit obligation	$1,058	$962	$2,103	$1,879
Fair value of plan assets	883	794	1,025	939

        The Company values its pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 16. The

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

following table presents the Company's defined benefit pension plans' major asset categories and their associated fair value within the fair value hierarchy at fiscal year end 2010:

	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity securities:
U.S. equity securities(1)	$173	$—	$—	$173	$93	$—	$—	$93
Non-U.S. equity securities(1)	210	—	—	210	110	—	—	110
Commingled equity funds(2)	—	—	—	—	—	182	—	182
Fixed income:
Government bonds(3)	—	60	—	60	—	128	—	128
Corporate bonds(4)	—	404	—	404	—	89	—	89
Commingled bond fund(5)	—	—	—	—	—	116	—	116
Structured products(6)	—	13	—	13	—	3	—	3
Real estate investments(7)	—	—	—	—	—	—	18	18
Insurance contracts(8)	—	—	—	—	—	242	—	242
Other(9)	—	11	—	11	—	24	—	24

Subtotal	$383	$488	$—	871	$203	$784	$18	1,005

Items to reconcile to fair value of plan assets(10)				12				58

Fair value of plan assets				$883				$1,063

(1)
U.S. and Non-U.S. equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded.

(2)
Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.

(3)
Government bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.

(4)
Corporate bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.

(5)
Commingled bond funds are pooled investments in multiple debt-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.

(6)
Structured products include collateralized obligations, and mortgage- and asset-backed securities. These fixed income securities are valued using institutional bid evaluations in which pricing vendors use models to arrive at an estimated price. The inputs to these models are considered to be observable, market-based data.

(7)
Real estate investments include investments in commingled real estate funds. The investments are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity.

(8)
Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable. These values represent the amount that the plan would receive on termination of the underlying contract.

(9)
Other investments are primarily comprised of derivatives and short term investments, which are marked to fair value using models that are supported by observable market based data.

(10)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        The following table sets forth a summary of changes in the fair value of Level 3 assets contained in the Non-U.S. plans during fiscal 2010:

Real Estate
(in millions)
Balance at September 26, 2009	$16
Return on assets held at end of year	1
Purchases, sales, and settlements, net	1

Balance at September 24, 2010	$18

  Defined Contribution Retirement Plans

        The Company maintains several defined contribution retirement plans, the most significant of which is located in the U.S., which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $56 million, $55 million, and $66 million for fiscal 2010, 2009, and 2008, respectively.

  Deferred Compensation Plans

        The Company maintains nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in Tyco Electronics' 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $49 million and $43 million at fiscal year end 2010 and 2009, respectively. See Note 15 for additional information regarding the Company's risk management strategy related to deferred compensation liabilities.

  Rabbi Trusts

        The Company has established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds and equities. The rabbi trust assets are subject to the claims of the Company's creditors in the event of the Company's insolvency. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $84 million and $76 million at fiscal year end 2010 and 2009, respectively. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $7 million and $9 million at fiscal year end 2010 and 2009, respectively. Plan participants are general creditors of the Company with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, the Company also provides certain health care coverage continuation for qualifying retirees from date of retirement to age 65.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        Net periodic postretirement benefit cost in fiscal 2010, 2009, and 2008 was as follows:

	Fiscal
	2010	2009	2008
	($ in millions)
Service cost	$1	$1	$1
Interest cost	2	2	2
Curtailment/settlement gain	—	(1)	—

Net periodic postretirement benefit cost	$3	$2	$3

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	6.05%	7.05%	6.35%
Rate of compensation increase	4.00%	4.00%	4.00%

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at fiscal year end 2010 and 2009, were as follows:

	Fiscal
	2010	2009
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$42	$38
Service cost	1	1
Interest cost	2	2
Actuarial loss	3	4
Benefits paid	(1)	(2)
Other	—	(1)

Benefit obligation at end of fiscal year	47	42

Change in plan assets:
Fair value of assets at beginning of fiscal year	$3	$4
Employer contributions	1	1
Benefits paid	(1)	(2)

Fair value of plan assets at end of fiscal year	3	3

Funded status	$(44)	$(39)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other current liabilities	$(2)	$(2)
Long-term pension and postretirement liabilities	(42)	(37)

Net amount recognized	$(44)	$(39)

Weighted-average assumptions used to determine postretirement benefit obligations at period end:
Discount rate	4.95%	6.05%
Rate of compensation increase	4.00%	4.00%

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Retirement Plans (Continued)

        Unrecognized prior service costs and actuarial losses of $3 million and $4 million at fiscal year end 2010 and 2009, respectively, were recorded in accumulated other comprehensive income. Amortization of the current balance into net periodic benefit cost is expected to be immaterial in fiscal 2011.

        The Company's investment strategy for its postretirement benefit plans is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk. The plan is invested in debt securities, which are considered level 2 in the fair value hierarchy, and equity securities, which are considered level 1 in the fair value hierarchy, and targets an allocation of 50% in each category.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2011.

        Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

(in millions)
Fiscal 2011	$3
Fiscal 2012	3
Fiscal 2013	3
Fiscal 2014	3
Fiscal 2015	3
Fiscal 2016-2020	14

        Health care cost trend assumptions used to determine postretirement benefit obligations are as follows:

	Fiscal
	2010	2009
Health care cost trend rate assumed for next fiscal year	7.98%	8.23%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Fiscal year the ultimate trend rate is achieved	2029	2029

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(3)

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        Significant components of the income tax provision (benefit) for fiscal 2010, 2009, and 2008 were as follows:

	Fiscal
	2010	2009	2008
	(in millions)
Current:
United States:
Federal	$342	$(92)	$132
State	45	(16)	(20)
Non-U.S.	71	115	264

Current income tax provision	458	7	376

Deferred:
United States:
Federal	41	(482)	128
State	8	(11)	36
Non-U.S.	(14)	(81)	14

Deferred income tax provision (benefit)	35	(574)	178

	$493	$(567)	$554

        The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes for fiscal 2010, 2009, and 2008 were as follows:

	Fiscal
	2010	2009	2008
	(in millions)
U.S.	$26	$(3,813)	$271
Non-U.S.	1,532	143	1,720

Income (loss) from continuing operations before income taxes	$1,558	$(3,670)	$1,991

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and the Company's provision (benefit) for income taxes on continuing operations for fiscal 2010, 2009, and 2008 was as follows:

	Fiscal
	2010	2009	2008
	(in millions)
Notional U.S. federal income tax provision (benefit) at the statutory rate	$545	$(1,285)	$697
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	34	(17)	3
Other (income) expense—Tax Sharing Agreement	(62)	24	(170)
Class action settlement	(2)	26	8
Divestitures and impairments	1	734	21
Tax law changes	(1)	(21)	5
Tax credits	(3)	(19)	(8)
Non-U.S. net earnings(1)	(257)	(119)	(108)
Nondeductible charges	16	6	10
Change in accrued income tax liabilities	267	48	100
Allocated loss (gain) on retirement of debt	—	(7)	—
Valuation allowance	(64)	48	23
Adjustment to tax account balances	—	—	(33)
Other	19	15	6

Provision (benefit) for income taxes	$493	$(567)	$554

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The tax provision for fiscal 2010 reflects a charge of $307 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest partially offset by an income tax benefit of $101 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. The charge of $307 million and the income tax benefit of $101 million are reflected in change in accrued income tax liabilities in fiscal 2010 in the reconciliation above. In addition, the effective income tax rate for fiscal 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

        The tax provision for fiscal 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a partial tax benefit of $523 million was recorded, a $144 million pre-tax charge related to pre-separation securities litigation for which a partial tax benefit of $25 million was recorded, a $28 million charge related to the settlement of a tax matter (see Note 14 for additional information), and a $24 million detriment related to a $68 million pre-tax expense recognized pursuant to the Company's Tax Sharing Agreement with Tyco International and Covidien. See Notes 14 and 19 for additional information regarding the Tax Sharing Agreement. Additionally, as discussed further below,

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

the fiscal 2009 tax provision included adjustments related to prior years tax returns, including a $49 million tax benefit reflected in change in accrued income tax liabilities in the reconciliation above.

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

        The provision for fiscal 2008 includes a benefit of $170 million primarily related to the pre-tax income pursuant to the Tax Sharing Agreement with Tyco International and Covidien of $464 million recognized in connection with the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, for which no tax was provided. The provision was also impacted by increased accruals in fiscal 2008 of interest related to uncertain tax positions partially offset by a $42 million benefit associated with a favorable settlement with a taxing authority for certain pre-separation tax issues. In addition, the provision for fiscal 2008 reflects the benefits of increased profitability in operations in lower tax rate jurisdictions, a $33 million benefit related to adjustments to tax account balances, a $25 million increase in the valuation allowance related to restructuring charges, and a $22 million tax detriment recorded in connection with the goodwill impairment charge for which a tax benefit was not fully realized.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2010 and 2009 were as follows:

	Fiscal
	2010	2009
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$276	$292
Tax loss and credit carryforwards	3,763	4,074
Inventories	52	79
Pension and postretirement benefits	372	301
Deferred revenue	7	20
Interest	268	196
Unrecognized tax benefits	436	349
Other	18	16

	5,192	5,327

Deferred tax liabilities:
Intangible assets	(445)	(368)
Property, plant, and equipment	(76)	(86)
Other	(41)	(38)

	(562)	(492)

Net deferred tax asset before valuation allowance	4,630	4,835
Valuation allowance	(2,236)	(2,487)

Net deferred tax asset	$2,394	$2,348

        At fiscal year end 2010, the Company had approximately $1,269 million of U.S. federal and $85 million of U.S state net operating loss carryforwards (tax effected) which will expire in future years through 2030. In addition, at fiscal year end 2010, the Company had approximately $136 million of U.S. federal tax credit carryforwards, of which $33 million have no expiration and $103 million will expire in future years through 2030, and $28 million of U.S. state tax credits carryforwards which will expire in future years through 2026. The Company also had $73 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2015 at fiscal year end 2010.

        At fiscal year end 2010, the Company had approximately $2,165 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,807 million have no expiration and $358 million will expire in future years through 2025. Also, at fiscal year end 2010, there were $3 million of non-U.S. tax credit carryforwards which will expire in future years through 2024 and $4 million of non-U.S. capital loss carryforwards (tax effected), of which $3 million have no expiration and $1 million will expire in future years through 2017.

        The valuation allowance for deferred tax assets of $2,236 million and $2,487 million at fiscal year end 2010 and 2009, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. The Company believes that it will generate sufficient future taxable income to realize the tax benefits

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

related to the remaining net deferred tax assets on its Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2010, approximately $45 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

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

        The Company has provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2011. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 24, 2010, certain subsidiaries had approximately $14 billion of undistributed earnings that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Uncertain Tax Position Provisions of ASC 740

        Effective September 29, 2007, the beginning of fiscal 2008, the Company adopted the uncertain tax position provisions of ASC 740. In connection with the adoption, the Company recorded a net increase in contingent tax liabilities of $1,015 million, an increase in deferred tax assets of $584 million, and a corresponding decrease in the opening balance of accumulated earnings of $431 million. Furthermore, pursuant to the Tax Sharing Agreement, certain contingent tax liabilities related to unresolved tax matters are subject to sharing between Tyco International, Covidien, and the Company. See Note 14 for additional information regarding responsibilities for unresolved pre-separation tax matters. Tyco International and Covidien are contractually obligated for $450 million of the Company's net increase in contingent tax liabilities recorded in connection with its adoption of the uncertain tax position

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

provisions of ASC 740. Accordingly, the Company recorded this amount in 2008 as other income and recorded the related increase in the receivable from Tyco International and Covidien for shared contingent tax liabilities. In addition, in connection with the adoption of the uncertain tax position provisions of ASC 740, the Company reassessed and decreased its guarantee liabilities pursuant to ASC 460, Guarantees, to Tyco International and Covidien and recorded $14 million of other income. See Note 13 for additional information regarding the Company's indemnifications under the Tax Sharing Agreement. These adjustments are summarized in the following table:

  Adoption of Uncertain Tax Position Provisions of ASC 740 and Related Tax Sharing Agreement Income:

	Adjustment to Opening Balance of Accumulated Earnings	Tax Sharing Income
	(in millions)
Contingent tax liabilities	$(1,015)	$450
Deferred tax assets	584	—
Guarantee liabilities pursuant to ASC 460	—	14

	$(431)	$464

        As of September 24, 2010, the Company had total unrecognized tax benefits of $1,689 million. If recognized in future periods, $1,603 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. As of September 25, 2009, the Company had total unrecognized tax benefits of $1,799 million. If recognized in future periods, $1,742 million of these unrecognized tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to the Company's unrecognized tax benefits:

	Fiscal
	2010	2009	2008
	(in millions)
Balance at beginning of fiscal year	$1,799	$2,009	$1,906
Adjustments to beginning balance	—	—	123
Additions related to prior periods tax positions	104	57	259
Reductions related to prior periods tax positions	(205)	(292)	(312)
Additions related to current period tax positions	24	29	42
Settlements	(31)	(2)	(1)
Reductions due to lapse of applicable statute of limitations	(2)	(2)	(8)

Balance at end of fiscal year	$1,689	$1,799	$2,009

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 24, 2010, the Company had recorded $1,252 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet of which $1,119 million was recorded in income taxes and $133 million was recorded in

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

accrued and other current liabilities. During fiscal 2010, 2009, and 2008, the Company recognized $231 million, $82 million, and $115 million, respectively, of interest and penalties on the Consolidated Statements of Operations. As of September 25, 2009, the balance of accrued interest and penalties was $1,033 million of which $1,032 million was recorded in income taxes and $1 million was recorded in accrued and other current liabilities.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 14 for additional information regarding the status of IRS examinations.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        As of September 24, 2010, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2007 through 2010
Brazil	2005 through 2010
Canada	2002 through 2010
China	2000 through 2010
Czech Republic	2007 through 2010
France	2007 through 2010
Germany	2008 through 2010
Hong Kong	2004 through 2010
India	2003 through 2010
Italy	2005 through 2010
Japan	2004 through 2010
Korea	2005 through 2010
Luxembourg	2005 through 2010
Netherlands	2006 through 2010
Portugal	2007 through 2010
Singapore	2000 through 2010
Spain	2005 through 2010
Switzerland	2008 through 2010
United Kingdom	2007 through 2010
United States, federal and state and local	1994 through 2010

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International has made progress during fiscal 2010 towards resolving with the IRS certain disputed tax adjustments related to Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on certain of these matters within the next twelve months. However, the ultimate resolution is uncertain, and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Consolidated Balance Sheet as of September 24, 2010.

        The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Consolidated Balance Sheet as of September 24, 2010.

19. Other Income (Expense), Net

        In fiscal 2010, the Company recorded net other income of $177 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The income in fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest,

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Other Income (Expense), Net (Continued)

partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns. See Note 14 for further information regarding the Tax Sharing Agreement.

        In fiscal 2009, the Company recorded net other expense of $48 million, consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, a $22 million gain on the retirement of debt, and $2 million of unrealized losses on rabbi trust assets. The $68 million of expense is attributable to a net reduction of an indemnification asset primarily as a result of the settlement of various matters with the IRS. See Note 12 for additional information regarding the gain on retirement of debt.

        In fiscal 2008, the Company recorded other income of $486 million, pursuant to the Tax Sharing Agreement with Tyco International and Covidien, of which $464 million ($0.96 for basic earnings per share and $0.95 for diluted earnings per share in fiscal 2008) related to certain incremental tax liabilities recorded by the Company in connection with the adoption of the uncertain tax position provisions of ASC 740, Income Taxes. See Note 18 for additional information regarding the adoption of the uncertain tax position provisions of ASC 740.

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

	Fiscal
	2010	2009	2008
	(in millions)
Weighted-average shares outstanding:
Basic	453	459	483
Share options and restricted share awards	4	—	3

Diluted	457	459	486

        Certain share options were not included in the computation of diluted earnings (loss) per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation were 16 million, 20 million, and 21 million as of September 24, 2010, September 25, 2009, and September 26, 2008, respectively.

        As a result of the Company's loss during fiscal 2009, non-vested restricted share awards and unexercised options to purchase Tyco Electronics' common shares with underlying exercise prices less than the average market prices were excluded from the calculation of diluted loss per share as inclusion of these share awards and options would have been antidilutive. Share awards and options not included in the computation were 1 million for fiscal 2009.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Shareholders' Equity

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

  3)
  the elimination of share premium with a corresponding increase to contributed surplus, all of which was designated as freely distributable reserves for Swiss corporate and tax law purposes; and

  4)
  the elimination of 125 million authorized preferred shares, none of which were issued and outstanding.

  Common Shares

        As a result of the adoption of the Company's articles of association in connection with the Change of Domicile but prior to the distributions to shareholders discussed under "Distributions to Shareholders" below, the Company's ordinary share capital was $1,124 million with 468 million registered common shares and a par value of CHF 2.60 (or $2.40 based on an exchange rate in effect on June 22, 2009). Subject to certain conditions specified in the articles of association, the shareholders have authorized the Company's board of directors to increase the Company's share capital (the value, in CHF, of authorized shares multiplied by the par value), by issuing up to 234 million conditional shares and up to 234 million authorized shares (until June 22, 2011). Although the Company states its par value in Swiss Francs, it continues to use the U.S. Dollar as its reporting currency for preparing its Consolidated Financial Statements.

  Common Shares Held in Treasury

        At September 24, 2010, approximately 4 million common shares were held directly in treasury and 21 million common shares held in treasury were owned by a subsidiary of the Company. At September 25, 2009, all common shares held in treasury were owned by a subsidiary of the Company. Shares held both directly and by the subsidiary are presented as treasury shares on the Consolidated Balance Sheet.

  Contributed Surplus

        Contributed surplus, subject to certain conditions, is a distributable reserve.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Shareholders' Equity (Continued)

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

        In March 2010, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. The Company paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters ended June 25, 2010 and September 24, 2010. These capital reductions reduced the par value of the Company's common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.73 (equivalent to $1.60).

        Upon approval by the shareholders of a cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. The unpaid portion of the distribution, CHF 0.36 (equivalent to $0.32) per share, was recorded in accrued and other current liabilities on the Consolidated Balance Sheet at September 24, 2010. There were no unpaid dividends and distributions to shareholders as of September 25, 2009.

  Share Repurchase Program

        During fiscal 2010, the Company purchased approximately 18 million of its common shares for $488 million. In fiscal 2009, the Company purchased approximately 6 million of its common shares for $125 million and also settled purchases of $27 million of its common shares which occurred prior to the end of fiscal 2008. In fiscal 2008, the Company purchased approximately 37 million of its common shares for $1,269 million, of which $1,242 million was paid as of September 26, 2008. Since inception of the share repurchase program, which had an authorization of $2.0 billion at September 24, 2010, the Company has purchased approximately 61 million shares for $1,882 million. See additional information regarding the share repurchase program in Note 26.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	Currency Translation(1)	Unrealized Gain (Loss) on Securities	Unrecognized Pension and Postretirement Benefit Costs	(Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 28, 2007	$1,352	$1	$(248)	$(53)	$1,052
Pre-tax current period change	(22)	—	(159)	8	(173)
Income tax (expense) benefit	—	(1)	52	(1)	50

Balance at September 26, 2008	1,330	—	(355)	(46)	929

Pre-tax current period change	(206)	—	(416)	11	(611)
Income tax benefit	—	—	137	—	137

Balance at September 25, 2009	1,124	—	(634)	(35)	455

Pre-tax current period change	(84)	—	(197)	6	(275)
Income tax (expense) benefit	—	—	67	(1)	66

Balance at September 24, 2010	$1,040	$—	$(764)	$(30)	$246

(1)
Includes hedge of net investment foreign exchange gains or losses, offsetting foreign exchange gains or losses attributable to the translation of the net investments.

23. Share Plans

        All equity awards (restricted share awards and share options) granted by the Company subsequent to separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"). The 2007 Plan is administered by the management development and compensation committee of the board of directors of the Company, which consists exclusively of independent directors of the Company and provides for the award of share options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards"). On March 10, 2010, the Company's shareholders approved a proposal to increase the number of shares issuable under the 2007 Plan by 15 million shares. As of September 24, 2010, the 2007 Plan provides for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. The 2007 Plan allows for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards. As of September 24, 2010, the Company had 17 million shares available under the 2007 Plan.

        Prior to the separation on June 29, 2007, all equity awards held by Company employees were granted by Tyco International under Tyco International equity incentive plans. Based on the grant date, type of award, and employing company, awards converted from Tyco International to Tyco Electronics awards in different manners. As a result of the conversion, all Tyco Electronics restricted share awards granted to employees of Tyco International and Covidien are fully vested. Approximately 3 million vested options to purchase common shares of the Company are held by current or former employees of Tyco International and Covidien. All share option award conversions were done in accordance with Sections 409A and 424 of the Code.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

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

        Restricted share award activity for grants as of fiscal year end 2010 and changes during the year then ended is presented below:

Non-vested Restricted Share Awards	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 25, 2009	4,252,190	$23.80
Granted	2,464,526	24.85
Vested	(1,481,456)	27.62
Forfeited	(190,448)	25.75

Non-vested at September 24, 2010	5,044,812	$23.12

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2010, 2009, and 2008 were $24.85, $14.30, and $33.94, respectively.

        As of fiscal year end 2010, there was $68 million of total unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.4 years.

  Share Options

        Share options are granted to purchase the Company's common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan. Options generally vest and become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

        Share option activity for grants as of fiscal year end 2010 and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 25, 2009	25,635,095	$38.30
Granted	4,047,500	24.72
Exercised	(890,647)	13.66
Expired	(3,499,751)	65.60
Forfeited	(148,650)	25.57

Outstanding at September 24, 2010	25,143,547	$33.26	5.0	$93

Vested and non-vested expected to vest at September 24, 2010	24,395,159	$33.53	5.0	$87
Exercisable at September 24, 2010	17,110,920	$38.16	3.4	$31

        As of fiscal year end 2010, there was $34 million of total unrecognized compensation cost related to non-vested share options granted under the Company's share option plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

  Share-Based Compensation

        Share-based compensation cost during fiscal 2010, 2009, and 2008 totaled $64 million, $53 million, $62 million, respectively. All share-based compensation costs in continuing operations are included in selling, general, and administrative expenses. Share-based compensation expense of $2 million and $6 million has been included on the Consolidated Statements of Operations within income (loss) from discontinued operations, net of tax for fiscal 2009 and 2008, respectively. The Company has recognized a related tax benefit associated with its share-based compensation arrangements of $19 million, $13 million, and $17 million in fiscal 2010, 2009, and 2008, respectively.

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted during fiscal 2010, 2009, and 2008 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for fiscal 2010, 2009, and 2008 were as follows:

	Fiscal
	2010	2009	2008
Weighted-average grant-date fair value	$6.88	$3.54	$8.87
Assumptions:
Expected share price volatility	37%	39%	30%
Risk free interest rate	2.3%	2.4%	3.2%
Expected annual dividend per share	$0.64	$0.64	$0.59
Expected life of options (years)	5.0	5.0	5.0

        The total intrinsic value of options exercised during fiscal 2010 and 2008 was $13 million and $39 million, respectively; total intrinsic value of options exercised during fiscal 2009 was insignificant. The total cash received by the Company related to the exercise of options totaled $12 million, $1 million, and $54 million in fiscal 2010, 2009, and 2008, respectively. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2010, 2009, and 2008 on the Consolidated Statements of Cash Flows was not significant.

  Employee Stock Purchase Plans

        The Company also maintains employee stock purchase plans for the benefit of employees of certain qualified U.S. and non-U.S. subsidiaries. The terms of these plans provide employees the right to purchase shares of the Company's stock at a stated price and receive certain tax benefits. The significant plans are discussed below.

        Substantially all full-time employees of the Company's U.S. subsidiaries and employees of certain qualified non-U.S. subsidiaries are eligible to participate in the Tyco Electronics Ltd. Employee Stock Purchase Plan (the "ESP Plan"). Eligible employees authorize payroll deductions to be made for the purchase of shares. The Company matches a portion of the employee contribution by contributing an additional 15% of the employee's payroll deduction on the first $40,000 of payroll deductions. All common shares purchased under the ESP Plan are purchased from a subsidiary of the Company. Participation in the ESP Plan began in December 2007. The Company incurred $1 million in matching contribution expense in each of fiscal 2010, 2009, and 2008.

        Substantially all full-time employees of the Company's United Kingdom subsidiaries are eligible to participate in the Tyco Electronics Ltd. Savings Related Share Plan (the "UK SAYE Plan"). Under the UK SAYE Plan, eligible employees are granted options to purchase shares at 85% of the market price at the time of grant. Options under the UK SAYE Plan are generally exercisable after a period of three years and expire six months after the date of vesting. Participation in the UK SAYE Plan began in February 2008. As of fiscal year end 2010 and 2009, 231,903 and 206,614 non-vested options are outstanding under the UK SAYE Plan, respectively. There are no vested options outstanding. Non-cash compensation expense related to the UK SAYE Plan, which is included in the total share-based compensation cost referred to above, was not significant in fiscal 2010, 2009, and 2008.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Segment and Geographic Data

        The Company operates through four reporting segments: Electronic Components, Network Solutions, Specialty Products, and Subsea Communications. See Note 1 for a description of the segments in which the Company operates. The Company aggregates its operating segments into reportable segments based upon similar economic characteristics and the Company's internal business structure.

        During the second quarter of fiscal 2010, the former Undersea Telecommunications segment was renamed Subsea Communications. This segment continues to design, manufacture, install, and maintain undersea communications solutions.

        Segment performance is evaluated based on net sales and operating income. Generally, the Company considers all expenses to be of an operating nature, and, accordingly, allocates them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Pre-separation litigation charges (income) were not allocated to the segments. Intersegment sales are not material and are recorded at selling prices that approximate market prices. Corporate assets are allocated to the segments based on segment assets.

        Net sales and operating income (loss) by segment are presented in the following table for fiscal 2010, 2009, and 2008:

	Net Sales			Operating Income (Loss)
	Fiscal			Fiscal
	2010	2009	2008	2010	2009		2008
	(in millions)
Electronic Components	$8,070	$5,961	$9,277	$967	$(3,716	)(1)	$978	(2)
Network Solutions	1,727	1,719	2,162	177	133		251
Specialty Products	1,549	1,415	1,769	230	34	(1)	296
Subsea Communications	724	1,161	1,165	135	219		160
Pre-separation litigation (charges) income, net	—	—	—	7	(144)		(22)

Total	$12,070	$10,256	$14,373	$1,516	$(3,474)		$1,663

(1)
The Electronic Components and Specialty Products segments recorded charges of $3,435 million and $112 million, respectively, related to the impairment of goodwill in fiscal 2009. See Note 9 for additional information regarding the impairment of goodwill.

(2)
Includes goodwill impairment of $103 million in fiscal 2008.

        No single customer accounted for more than 10% of net sales in fiscal 2010, 2009, or 2008.

        As the Company is not organized by product or service, it is not practicable to disclose net sales by product or service.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Segment and Geographic Data (Continued)

        Depreciation and amortization and capital expenditures for fiscal 2010, 2009, and 2008 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2010	2009	2008	2010	2009	2008
	(in millions)
Electronic Components	$403	$402	$428	$309	$257	$479
Network Solutions	48	48	52	30	31	66
Specialty Products	42	38	34	30	29	51
Subsea Communications	27	27	25	16	11	14

Total	$520	$515	$539	$385	$328	$610

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2010, 2009, and 2008 were as follows:

	Segment Assets
	Fiscal
	2010	2009	2008
	(in millions)
Electronic Components	$4,631	$4,340	$5,578
Network Solutions	911	929	1,139
Specialty Products	668	624	786
Subsea Communications	499	628	654

Total segment assets(1)	6,709	6,521	8,157
Other current assets	2,889	2,169	2,820
Non-current assets	7,394	7,328	10,429

Total assets	$16,992	$16,018	$21,406

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Segment and Geographic Data (Continued)

        Net sales by geographic region for fiscal 2010, 2009, and 2008 and net property, plant, and equipment by geographic area at fiscal year end 2010, 2009, and 2008 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2010	2009	2008	2010	2009	2008
	(in millions)
Americas:
United States	$3,294	$3,373	$4,208	$819	$842	$923
Other Americas	500	421	592	47	48	45

Total Americas	3,794	3,794	4,800	866	890	968

Europe/Middle East/Africa:
Switzerland	3,282	2,651	4,197	63	78	87
Germany	373	334	488	354	451	458
Other Europe/Middle East/Africa	554	543	830	641	759	856

Total Europe/Middle East/Africa	4,209	3,528	5,515	1,058	1,288	1,401

Asia-Pacific:
China	1,893	1,407	1,815	354	356	388
Other Asia-Pacific	2,174	1,527	2,243	589	577	585

Total Asia-Pacific	4,067	2,934	4,058	943	933	973

Total	$12,070	$10,256	$14,373	$2,867	$3,111	$3,342

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended September 24, 2010 and September 25, 2009 were as follows:

	Fiscal 2010				Fiscal 2009
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	First Quarter(5)(9)	Second Quarter(6)(9)	Third Quarter(7)(9)	Fourth Quarter(8)(9)
	(in millions, except per share data)
Net sales	$2,892	$2,957	$3,084	$3,137	$2,713	$2,337	$2,508	$2,698
Gross margin	841	958	985	993	724	534	587	691
Amounts attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	172	304	330	253	28	(3,241)	23	81
Income (loss) from discontinued operations, net of income taxes	—	—	—	44	(67)	1	(100)	10
Net income (loss)	172	304	330	297	(39)	(3,240)	(77)	91
Basic earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.37	$0.67	$0.73	$0.57	$0.06	$(7.07)	$0.05	$0.18
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.10	(0.14)	—	(0.22)	0.02
Net income (loss)	0.37	0.67	0.73	0.67	(0.08)	(7.07)	(0.17)	0.20
Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income (loss) from continuing operations	$0.37	$0.66	$0.72	$0.56	$0.06	$(7.07)	$0.05	$0.18
Income (loss) from discontinued operations, net of income taxes	—	—	—	0.10	(0.14)	—	(0.22)	0.02
Net income (loss)	0.37	0.66	0.72	0.66	(0.08)	(7.07)	(0.17)	0.20
Weighted-average number of shares outstanding:
Basic	459	457	451	446	459	458	458	459
Diluted	462	461	456	450	461	458	459	461

(1)
Income from continuing operations attributable to Tyco Electronics Ltd. for the first quarter of fiscal 2010 includes $66 million of net restructuring and other charges.

(2)
Income from continuing operations attributable to Tyco Electronics Ltd. for the second quarter of fiscal 2010 includes $12 million of net restructuring and other charges, $76 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $118 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

(3)
Income from continuing operations attributable to Tyco Electronics Ltd. for the third quarter of fiscal 2010 includes $3 million of net restructuring and other charges, $42 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $124 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, and $98 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Data (Unaudited) (Continued)

(4)
Income from continuing operations attributable to Tyco Electronics Ltd. for the fourth quarter of fiscal 2010 includes $56 million of net restructuring and other charges, $53 million of other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and $65 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest. Net income attributable to Tyco Electronics Ltd. for the fourth quarter of fiscal 2010 includes $44 million of income, net of income taxes, from discontinued operations.

(5)
Income from continuing operations attributable to Tyco Electronics Ltd. for the first quarter of fiscal 2009 includes $77 million of net restructuring and other charges. Net loss attributable to Tyco Electronics Ltd. for the first quarter of fiscal 2009 includes $67 million of loss, net of income taxes, from discontinued operations.

(6)
Loss from continuing operations attributable to Tyco Electronics Ltd. for the second quarter of fiscal 2009 includes $3,547 million of goodwill impairment charges, $189 million of net restructuring and other charges, and $135 million of pre-separation litigation charges.

(7)
Income from continuing operations attributable to Tyco Electronics Ltd. for the third quarter of fiscal 2009 includes $63 million of net restructuring and other charges. Net loss attributable to Tyco Electronics Ltd. for the third quarter of fiscal 2009 includes $100 million of loss, net of income taxes, from discontinued operations.

(8)
Income from continuing operations attributable to Tyco Electronics Ltd. for the fourth quarter of fiscal 2009 includes $46 million of net restructuring and other charges, a $22 million gain on retirement of debt, $77 million of other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and a $49 million income tax benefit attributable to adjustments to prior year tax returns. Net income attributable to Tyco Electronics Ltd. for the fourth quarter of fiscal 2009 includes $10 million of income, net of income taxes, from discontinued operations.

(9)
During fiscal 2010, the Company identified certain errors in its accounting for income taxes. These errors related to the adoption of the uncertain tax position provisions of ASC 740, Income Taxes, in fiscal 2008 and data utilized in the determination of the Company's income tax provision in fiscal 2005 through fiscal 2009. The Company corrected these errors in the affected prior periods included in the unaudited quarterly financial data. The correction of the tax errors reduced income (loss) from continuing operations attributable to Tyco Electronics Ltd. and net income (loss) attributable to Tyco Electronics Ltd. by $2 million, $2 million, $3 million, and $2 million, in the first, second, third, and fourth quarters of fiscal 2009, respectively. See to Note 2 for further information regarding the correction of immaterial errors.

26. Subsequent Events

        On September 29, 2010, the Company's board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion.

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and 100%-owned subsidiary of Tyco Electronics Ltd., is a holding company that owns, directly or indirectly, all of the operating subsidiaries of Tyco Electronics Ltd. TEGSA is the obligor under the Company's senior notes, commercial paper, and Credit Facility, which are fully and unconditionally guaranteed by its parent, Tyco Electronics Ltd. The following tables present condensed consolidating financial information for Tyco Electronics Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

Condensed Consolidating Statement of Operations

For the Fiscal Year Ended September 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,070	$—	$12,070
Cost of sales	—	—	8,293	—	8,293

Gross margin	—	—	3,777	—	3,777
Selling, general, and administrative expenses	144	4	1,390	—	1,538
Research, development, and engineering expenses	—	—	585	—	585
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	137	—	137
Pre-separation litigation income	(7)	—	—	—	(7)

Operating income (loss)	(137)	(4)	1,657	—	1,516
Interest income	—	—	20	—	20
Interest expense	—	(146)	(9)	—	(155)
Other income, net	15	—	162	—	177
Equity in net income of subsidiaries	1,200	1,253	—	(2,453)	—
Equity in net income of subsidiaries of discontinued operations	44	44	—	(88)	—
Intercompany interest and fees	(19)	102	(83)	—	—

Income from continuing operations before income taxes	1,103	1,249	1,747	(2,541)	1,558
Income tax expense	—	(5)	(488)	—	(493)

Income from continuing operations	1,103	1,244	1,259	(2,541)	1,065
Income from discontinued operations, net of income taxes	—	—	44	—	44

Net income	1,103	1,244	1,303	(2,541)	1,109
Less: net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to Tyco Electronics Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$1,103	$1,244	$1,297	$(2,541)	$1,103

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations

For the Fiscal Year Ended September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,256	$—	$10,256
Cost of sales	—	—	7,720	—	7,720

Gross margin	—	—	2,536	—	2,536
Selling, general, and administrative expenses	108	10	1,290	—	1,408
Research, development, and engineering expenses	—	—	536	—	536
Restructuring and other charges, net	—	—	375	—	375
Pre-separation litigation charges	74	—	70	—	144
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(182)	(10)	(3,282)	—	(3,474)
Interest income	—	—	17	—	17
Interest expense	—	(155)	(10)	—	(165)
Other income (expense), net	—	22	(70)	—	(48)
Equity in net loss of subsidiaries	(2,900)	(2,833)	—	5,733	—
Equity in net loss of subsidiaries of discontinued operations	(156)	(156)	—	312	—
Intercompany interest and fees	(27)	76	(49)	—	—

Loss from continuing operations before income taxes	(3,265)	(3,056)	(3,394)	6,045	(3,670)
Income tax benefit	—	—	567	—	567

Loss from continuing operations	(3,265)	(3,056)	(2,827)	6,045	(3,103)
Loss from discontinued operations, net of income taxes	—	—	(156)	—	(156)

Net loss	(3,265)	(3,056)	(2,983)	6,045	(3,259)
Less: net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net loss attributable to Tyco Electronics Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$(3,265)	$(3,056)	$(2,989)	$6,045	$(3,265)

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$14,373	$—	$14,373
Cost of sales	—	—	10,200	—	10,200

Gross margin	—	—	4,173	—	4,173
Selling, general, and administrative expenses	41	10	1,522	—	1,573
Research, development, and engineering expenses	—	—	593	—	593
Restructuring and other charges, net	—	—	219	—	219
Pre-separation litigation charges, net	22	—	—	—	22
Impairment of goodwill	—	—	103	—	103

Operating income (loss)	(63)	(10)	1,736	—	1,663
Interest income	—	—	32	—	32
Interest expense	—	(180)	(10)	—	(190)
Other income, net	—	—	486	—	486
Equity in net income of subsidiaries	1,520	1,626	—	(3,146)	—
Equity in net income of subsidiaries of discontinued operations	255	255	—	(510)	—
Intercompany interest and fees	(25)	84	(59)	—	—

Income from continuing operations before income taxes	1,687	1,775	2,185	(3,656)	1,991
Income tax expense	—	—	(554)	—	(554)

Income from continuing operations	1,687	1,775	1,631	(3,656)	1,437
Income from discontinued operations, net of income taxes	—	—	255	—	255

Net income	1,687	1,775	1,886	(3,656)	1,692
Less: net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net income attributable to Tyco Electronics Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$1,687	$1,775	$1,881	$(3,656)	$1,687

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet

As of September 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,990	$—	$1,990
Accounts receivable, net	—	—	2,259	—	2,259
Inventories	—	—	1,583	—	1,583
Intercompany receivables	22	—	25	(47)	—
Prepaid expenses and other current assets	9	3	639	—	651
Deferred income taxes	—	—	248	—	248

Total current assets	31	3	6,744	(47)	6,731
Property, plant, and equipment, net	—	—	2,867	—	2,867
Goodwill	—	—	3,211	—	3,211
Intangible assets, net	—	—	392	—	392
Deferred income taxes	—	—	2,447	—	2,447
Investment in subsidiaries	7,229	8,622	—	(15,851)	—
Intercompany loans receivable	8	5,443	4,456	(9,907)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,127	—	1,127
Other assets	—	12	205	—	217

Total Assets	$7,268	$14,080	$21,449	$(25,805)	$16,992

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$100	$6	$—	$106
Accounts payable	1	—	1,385	—	1,386
Accrued and other current liabilities	172	63	1,569	—	1,804
Deferred revenue	—	—	164	—	164
Intercompany payables	25	—	22	(47)	—

Total current liabilities	198	163	3,146	(47)	3,460
Long-term debt	—	2,234	73	—	2,307
Intercompany loans payable	14	4,442	5,451	(9,907)	—
Long-term pension and postretirement liabilities	—	—	1,280	—	1,280
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,152	—	2,152
Other liabilities	—	12	440	—	452

Total Liabilities	212	6,851	12,827	(9,954)	9,936

Total Shareholders' Equity	7,056	7,229	8,622	(15,851)	7,056

Total Liabilities and Shareholders' Equity	$7,268	$14,080	$21,449	$(25,805)	$16,992

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet

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

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(139)	$(54)	$1,872	$—	$1,679

Cash Flows From Investing Activities:
Capital expenditures	—	—	(385)	—	(385)
Proceeds from sale of property, plant, and equipment	—	—	16	—	16
Acquisitions of business, net of cash acquired	—	—	(93)	—	(93)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	15	—	15
Change in intercompany loans	(19)	(326)	—	345	—
Other	—	—	5	—	5

Net cash used in investing activities	(19)	(326)	(442)	345	(442)

Cash Flows From Financing Activities:
Changes in parent company equity	555	280	(835)	—	—
Net increase in commercial paper	—	100	—	—	100
Repayment of long-term debt	—	—	(100)	—	(100)
Repurchase of common shares	(98)	—	(390)	—	(488)
Payment of cash distributions to shareholders	(299)	—	10	—	(289)
Proceeds from exercise of share options	—	—	12	—	12
Loan borrowing from parent	—	—	345	(345)	—
Other	—	—	(14)	—	(14)

Net cash provided by (used in) financing activities	158	380	(972)	(345)	(779)

Effect of currency translation on cash	—	—	11	—	11
Net increase in cash and cash equivalents	—	—	469	—	469
Cash and cash equivalents at beginning of fiscal year	—	—	1,521	—	1,521

Cash and cash equivalents at end of fiscal year	$—	$—	$1,990	$—	$1,990

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(262)	$40	$1,600	$—	$1,378
Net cash used in discontinued operating activities	—	—	(49)	—	(49)

Net cash provided by (used in) operating activities	(262)	40	1,551	—	1,329

Cash Flows From Investing Activities:
Capital expenditures	—	—	(328)	—	(328)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	693	—	693
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	—	17	—	17
Change in intercompany loans	123	409	—	(532)	—
Other	—	—	(1)	—	(1)

Net cash provided by continuing investing activities	123	409	394	(532)	394
Net cash used in discontinued investing activities	—	—	(3)	—	(3)

Net cash provided by investing activities	123	409	391	(532)	391

Cash Flows From Financing Activities:
Net decrease in commercial paper	—	(649)	—	—	(649)
Proceeds from long-term debt	—	442	6	—	448
Repayment of long-term debt	—	(583)	(19)	—	(602)
Changes in parent company equity	584	341	(925)	—	—
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends and cash distributions to shareholders	(294)	—	—	—	(294)
Proceeds from exercise of share options	1	—	—	—	1
Transfers to discontinued operations	—	—	(56)	—	(56)
Loan borrowing from parent	—	—	(532)	532	—
Other	—	—	(6)	—	(6)

Net cash provided by (used in) continuing financing activities	139	(449)	(1,532)	532	(1,310)
Net cash provided by discontinued financing activities	—	—	56	—	56

Net cash provided by (used in) financing activities	139	(449)	(1,476)	532	(1,254)

Effect of currency translation on cash	—	—	(31)	—	(31)
Net increase in cash and cash equivalents	—	—	435	—	435
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of fiscal year	—	—	1,090	—	1,090

Cash and cash equivalents at end of fiscal year	$—	$—	$1,521	$—	$1,521

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 26, 2008

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(649)	$(38)	$1,609	$—	$922
Net cash provided by discontinued operating activities	—	—	67	—	67

Net cash provided by (used in) operating activities	(649)	(38)	1,676	—	989

Cash Flows From Investing Activities:
Capital expenditures	—	—	(610)	—	(610)
Proceeds from sale of property, plant, and equipment	—	—	42	—	42
Acquisition of businesses, net of cash acquired	—	—	(3)	—	(3)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	571	—	571
Class action settlement escrow	936	—	—	—	936
Change in intercompany loans	(222)	159	—	63	—
Other	(8)	—	(18)	—	(26)

Net cash provided by (used in) continuing investing activities	706	159	(18)	63	910
Net cash used in discontinued investing activities	—	—	(15)	—	(15)

Net cash provided by (used in) investing activities	706	159	(33)	63	895

Cash Flows From Financing Activities:
Net increase in commercial paper	—	630	—	—	630
Proceeds from long-term debt	—	800	100	—	900
Repayment of long-term debt	—	(1,750)	(1)	—	(1,751)
Changes in parent company equity	1,398	199	(1,597)	—	—
Repurchase of common shares	(1,242)	—	—	—	(1,242)
Payment of common share dividends	(271)	—	—	—	(271)
Proceeds from exercise of share options	54	—	—	—	54
Transfers from discontinued operations	—	—	5	—	5
Loan borrowing from parent	—	—	63	(63)	—
Other	2	—	(14)	—	(12)

Net cash used in continuing financing activities	(59)	(121)	(1,444)	(63)	(1,687)
Net cash used in discontinued financing activities	—	—	(52)	—	(52)

Net cash used in financing activities	(59)	(121)	(1,496)	(63)	(1,739)

Effect of currency translation on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	(2)	—	148	—	146
Cash and cash equivalents at beginning of fiscal year	2	—	942	—	944

Cash and cash equivalents at end of fiscal year	$—	$—	$1,090	$—	$1,090

TYCO ELECTRONICS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. Disclosures Required by Swiss Law

        Following the Change of Domicile, the Company became subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

  Personnel Expenses

        Total personnel expenses were $3,492 million and $3,254 million in fiscal 2010 and 2009, respectively.

  Fire Insurance Value

        The fire insurance value of property, plant, and equipment was $9,281 million and $10,258 million at year end fiscal 2010 and 2009, respectively.

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

        The Company's risk assessment process was in place for the reporting periods and followed by the board of directors.

TYCO ELECTRONICS LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 24, 2010, September 25, 2009, and September 26, 2008

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2010
Allowance for doubtful accounts receivable	$48	$6	$(1)	$(9)	$44
Valuation allowance on deferred tax assets	2,487	51	6	(308)	2,236
Fiscal 2009
Allowance for doubtful accounts receivable	40	22	—	(14)	48
Valuation allowance on deferred tax assets	873	1,682	—	(68)	2,487
Fiscal 2008
Allowance for doubtful accounts receivable	55	6	(1)	(20)	40
Valuation allowance on deferred tax assets	703	275	(23)	(82)	873