Form 10-Q
period 2010-12-24
Tyco Electronics Ltd.
filed 2011-01-24
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 24, 2010
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

        The number of common shares outstanding as of January 18, 2011 was 445,476,062.

TYCO ELECTRONICS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions, except per share data)
Net sales	$3,200	$2,892
Cost of sales	2,179	2,051

Gross margin	1,021	841
Selling, general, and administrative expenses	402	368
Research, development, and engineering expenses	163	138
Acquisition and integration costs	17	—
Restructuring and other charges, net	39	66

Operating income	400	269
Interest income	5	4
Interest expense	(35)	(39)
Other income, net	12	8

Income from continuing operations before income taxes	382	242
Income tax expense	(113)	(69)

Income from continuing operations	269	173
Loss from discontinued operations, net of income taxes	(3)	—

Net income	266	173
Less: net income attributable to noncontrolling interests	(1)	(1)

Net income attributable to Tyco Electronics Ltd.	$265	$172

Amounts attributable to Tyco Electronics Ltd.:
Income from continuing operations	$268	$172
Loss from discontinued operations	(3)	—

Net income	$265	$172

Basic earnings per share attributable to Tyco Electronics Ltd.:
Income from continuing operations	$0.60	$0.37
Loss from discontinued operations	—	—

Net income	$0.60	$0.37

Diluted earnings (loss) per share attributable to Tyco Electronics Ltd.:
Income from continuing operations	$0.60	$0.37
Loss from discontinued operations	(0.01)	—

Net income	$0.59	$0.37

Cash distributions paid per common share of Tyco Electronics Ltd.	$0.16	$0.16
Weighted-average number of shares outstanding:
Basic	444	459
Diluted	449	462

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 24, 2010	September 24, 2010
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,407	$1,990
Accounts receivable, net of allowance for doubtful accounts of $37 and $44, respectively	2,421	2,259
Inventories	1,836	1,583
Prepaid expenses and other current assets	874	651
Deferred income taxes	250	248

Total current assets	6,788	6,731
Property, plant, and equipment, net	3,075	2,867
Goodwill	3,727	3,211
Intangible assets, net	685	392
Deferred income taxes	2,432	2,447
Receivable from Tyco International Ltd. and Covidien plc	1,140	1,127
Other assets	255	217

Total Assets	$18,102	$16,992

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$660	$106
Accounts payable	1,485	1,386
Accrued and other current liabilities	1,564	1,804
Deferred revenue	159	164

Total current liabilities	3,868	3,460
Long-term debt	2,555	2,307
Long-term pension and postretirement liabilities	1,351	1,280
Deferred income taxes	311	285
Income taxes	2,187	2,152
Other liabilities	484	452

Total Liabilities	10,756	9,936

Commitments and contingencies (Note 10)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 1.55 par value and CHF 1.73 par value, respectively	599	599
Contributed surplus	8,045	8,085
Accumulated deficit	(895)	(1,161)
Treasury shares, at cost, 23,045,424 and 24,845,929 shares, respectively	(650)	(721)
Accumulated other comprehensive income	240	246

Total Tyco Electronics Ltd. shareholders' equity	7,339	7,048
Noncontrolling interests	7	8

Total Shareholders' Equity	7,346	7,056

Total Liabilities and Shareholders' Equity	$18,102	$16,992

See Notes to Condensed Consolidated Financial Statements.

TYCO ELECTRONICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Cash Flows From Operating Activities:
Net income	$266	$173
Loss from discontinued operations, net of income taxes	3	—

Income from continuing operations	269	173
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	—	19
Depreciation and amortization	133	138
Deferred income taxes	105	53
Provision for losses on accounts receivable and inventories	6	(5)
Other	10	12
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	7	(76)
Inventories	(106)	(20)
Inventoried costs on long-term contracts	(1)	(20)
Prepaid expenses and other current assets	43	27
Accounts payable	4	162
Accrued and other current liabilities	(345)	(97)
Deferred revenue	(12)	(28)
Long-term pension and postretirement liabilities	22	(6)
Other	19	(2)

Net cash provided by operating activities	154	330

Cash Flows From Investing Activities:
Capital expenditures	(117)	(76)
Proceeds from sale of property, plant, and equipment	8	2
Proceeds from sale of short-term investments	37	1
Acquisition of business, net of cash acquired	(717)	—
Proceeds from divestiture of business, net of cash retained by business sold	—	12
Other	(4)	(3)

Net cash used in investing activities	(793)	(64)

Cash Flows From Financing Activities:
Net decrease in commercial paper	(100)	—
Proceeds from long-term debt	249	—
Proceeds from exercise of share options	24	1
Repurchase of common shares	(45)	(18)
Payment of cash distributions to shareholders	(71)	(74)
Other	(4)	(2)

Net cash provided by (used in) financing activities	53	(93)

Effect of currency translation on cash	3	1
Net increase (decrease) in cash and cash equivalents	(583)	174
Cash and cash equivalents at beginning of period	1,990	1,521

Cash and cash equivalents at end of period	$1,407	$1,695

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

        The Company consists of three reportable segments: Transportation Connectivity, Communications and Industrial Solutions, and Network Solutions. Effective for the first quarter of fiscal 2011, the Company reorganized its management and segments to align the organization around its strategy. The Company's businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical Products; Circuit Protection; and Touch Systems—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. See Note 4 for additional information regarding the Company's acquisition of ADC and Note 20 for additional information regarding the Company's segments.

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2011 and fiscal 2010 are to the Company's fiscal years ending September 30, 2011 and September 24, 2010, respectively.

  Reclassifications

        The Company has reclassified certain items on its Condensed Consolidated Financial Statements to conform to the current year presentation.

2. Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued updates to guidance in Accounting Standards Codification ("ASC") 810, Consolidation, that address accounting for variable interest entities. The Company adopted these updates to ASC 810 in the first quarter of fiscal 2011.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Accounting Pronouncements (Continued)

Adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

        In December 2010, the FASB issued an update to guidance in ASC 805, Business Combinations, that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company elected to early adopt this guidance during the first quarter of fiscal 2011. See Note 4 for the required pro forma presentation related to the acquisition of ADC.

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following during the quarters ended December 24, 2010 and December 25, 2009:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Restructuring and related charges, net	$39	$51
Loss on divestiture and impairment of long-lived assets	—	15

	$39	$66

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Transportation Connectivity	$1	$37
Communications and Industrial Solutions	3	7
Network Solutions	35	4

	39	48
Less: credits in cost of sales	—	3

Restructuring and related charges, net	$39	$51

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Cash charges	$39	$44
Non-cash charges	—	4

	39	48
Less: credits in cost of sales	—	3

Restructuring and related charges, net	$39	$51

Restructuring and Related Cash Charges

        Activity in the Company's restructuring reserves during the first quarter of fiscal 2011 is summarized as follows:

	Balance at September 24, 2010	Charges	Utilization	Changes in Estimate	Currency Translation and Other(1)	Balance at December 24, 2010
	(in millions)
Fiscal 2011 Actions:
Employee severance	$—	$37	$(4)	$—	$10	$43
Facility exit costs	—	—	—	—	6	6

Total	—	37	(4)	—	16	49

Fiscal 2010 Actions:
Employee severance	42	—	(5)	—	(1)	36
Facility exit costs	1	—	—	—	—	1
Other	2	—	—	—	—	2

Total	45	—	(5)	—	(1)	39

Pre-Fiscal 2010 Actions:
Employee severance	55	—	(11)	(2)	—	42
Facilities exit costs	40	2	(4)	—	—	38
Other	5	2	(2)	—	—	5

Total	100	4	(17)	(2)	—	85

Total Activity	$145	$41	$(26)	$(2)	$15	$173

(1)
Includes $16 million of ADC liabilities assumed.

  Fiscal 2011 Actions

        The Company initiated restructuring programs during the first quarter of fiscal 2011 which were primarily associated with the acquisition of ADC and related to headcount reductions in the Network

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Solutions segment. In connection with these actions, during the quarter ended December 24, 2010, the Company recorded restructuring charges of $37 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2011 by the end of the fiscal year and to incur additional charges, primarily in the Network Solutions segment, of approximately $3 million relating to these initiated actions by completion.

        During the quarter ended December 24, 2010, in connection with the acquisition of ADC, the Company assumed $16 million of liabilities related to employee severance and exited lease facilities which have been included in the Network Solutions segment. The Company expects to incur charges of $2 million related to these actions by completion.

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Connectivity segment. In connection with these actions, during the quarter ended December 25, 2009, the Company recorded restructuring charges of $40 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Transportation Connectivity segment, of approximately $3 million relating to these initiated actions by completion.

  Pre-Fiscal 2010 Actions

        During the quarters ended December 24, 2010 and December 25, 2009, the Company recorded net restructuring charges of $2 million and $4 million, respectively, related to pre-fiscal 2010 actions. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Communications and Industrial Solutions segment, of approximately $6 million relating to these initiated actions by completion.

        Restructuring actions initiated in fiscal 2002 primarily related to actions taken as a result of a significant downturn in the telecommunications industry and certain other end markets. As of December 24, 2010, the remaining restructuring reserves related to 2002 actions were $33 million and related to exited lease facilities in the Network Solutions segment. The Company expects that the remaining reserves will continue to be paid out over the expected terms of the lease obligations which range from one to fifteen years.

Restructuring and Related Non-Cash Charges

        During the quarter ended December 25, 2009, the Company recorded non-cash charges of $4 million primarily related to the write-off of fixed assets in connection with exited manufacturing facilities and product lines.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	December 24, 2010	September 24, 2010
	(in millions)
Transportation Connectivity	$63	$79
Communications and Industrial Solutions	19	19
Network Solutions	91	47

Restructuring reserves	$173	$145

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	December 24, 2010	September 24, 2010
	(in millions)
Accrued and other current liabilities	$135	$115
Other liabilities	38	30

Restructuring reserves	$173	$145

Loss on Divestiture and Impairment of Long-Lived Assets

        In December 2009, the Company completed the sale of the Dulmison connectors and fittings product line which was part of the Company's energy business in the Network Solutions segment for net cash proceeds of $12 million, subject to a final working capital adjustment. In connection with the divestiture, the Company recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $3 million, respectively, in the first quarter of fiscal 2010.

        The impairment charge and loss on sale are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. The Company has presented the long-lived asset impairment, the loss on sale, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

4. Acquisition

        In July 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC Telecommunications, Inc. ("ADC"), a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, the Company commenced a tender offer through a subsidiary of the Company to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary of the Company. On December 8, 2010, the Company acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, the Company exercised its option under the Merger Agreement to purchase additional shares from ADC that when combined with the shares purchased in the tender offer were sufficient to give the Company ownership

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, the Company owned 100% of the outstanding shares of ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for Tyco Electronics share options and stock appreciation rights.

        Based on the terms and conditions of ADC's share option and stock appreciation right ("SAR") awards (the "ADC Awards"), all ADC Awards became exercisable upon completion of the acquisition. Each outstanding ADC Award was exchanged for approximately 0.4 Tyco Electronics share options or SARs and resulted in approximately 3 million Tyco Electronics share options being issued with a weighted-average exercise price of $38.88. Issued SARs and the associated liability were insignificant. The fair value associated with the exchange of ADC Awards for Tyco Electronics awards was approximately $24 million based on Black-Scholes-Merton pricing valuation model, of which $22 million was recorded as consideration given in the acquisition while the remaining $2 million was recorded as compensation expense on the Condensed Consolidated Statement of Operations during the quarter ended December 24, 2010.

        The acquisition was made to accelerate the Company's growth potential in the global broadband connectivity market. The Company expects to realize cost savings and other synergies through operational efficiencies. ADC's businesses are reported as part of the Company's Network Solutions segment from the date of acquisition.

        The ADC acquisition was accounted for under the provisions of ASC 805, Business Combinations. The Company has preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The Company is in the process of completing the valuation of identifiable assets acquired and liabilities assumed and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. In addition, completion of the purchase price allocation may impact the assessment of the net deferred tax asset of $30 million currently recognized with any adjustment resulting in a corresponding change to goodwill. The amount of these potential adjustments could be significant. The Company expects to complete the purchase price allocation during the current fiscal year.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$546
Short-term investments	155
Other current assets	474
Property, plant, and equipment	230
Goodwill	523
Intangible assets	300
Other long-term assets	89

Total assets acquired	2,317

Current maturities of long-term debt	653
Other current liabilities	261
Long-term pension liabilities	74
Other long-term liabilities	44

Total liabilities assumed	1,032

Net assets acquired	1,285
Conversion of ADC Awards to Tyco Electronics share awards	(22)
Less: cash and cash equivalents acquired	(546)

Net cash paid	$717

        Other current assets consist primarily of trade accounts receivable of $194 million and inventories of $166 million. Other current liabilities assumed are primarily comprised of accrued and other current liabilities of $166 million and trade accounts payable of $88 million.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach, and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit.

        Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$160	11
Developed technology and patents	123	12
Customer order backlog	13	0.3
Trade names and trademarks	4	1

Total	$300	11

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives. The $523 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies including consolidation of both marketing and general and administrative functions. All of the goodwill has been allocated to the Company's Network Solutions segment and is not expected to be deductible for tax purposes.

        ADC contributed net sales of $51 million and an operating loss of $57 million to the Company's Condensed Consolidated Statements of Operations during the period from December 9, 2010 to December 24, 2010. This operating loss included restructuring charges of $35 million, integration costs of $10 million, acquisition costs of $7 million, and charges of $7 million associated with acquisition accounting-related fair value adjustments to inventories and customer order backlog.

        The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the ADC acquisition occurred at the beginning of fiscal 2010.

	Pro Forma for the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Net sales	$3,411	$3,158
Net income attributable to Tyco Electronics Ltd.	243	139

        The pro forma financial information is based on the Company's preliminary allocation of purchase price and therefore subject to adjustment upon finalizing the purchase price allocation. The pro forma adjustments described below are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for the first quarter of fiscal 2011 were adjusted to exclude $15 million of share-based compensation charges incurred by ADC as a result of the change in control of ADC, $13 million of acquisition costs, $3 million of charges related to the fair value adjustment to acquisition-date inventories, and $1 million of charges related to acquired customer order backlog. Pro forma results for the first quarter of fiscal 2011 were also adjusted to include $1 million of charges related to the amortization of the fair value of acquired intangible assets.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        Pro forma results for the first quarter of fiscal 2010 were adjusted to include $15 million of charges related to the fair value adjustment to acquisition-date inventories, $7 million of charges related to acquired customer order backlog, and $1 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred at the beginning of fiscal 2010.

5. Inventories

        Inventories consisted of the following:

	December 24, 2010	September 24, 2010
	(in millions)
Raw materials	$309	$253
Work in progress	550	509
Finished goods	868	739
Inventoried costs on long-term contracts	109	82

Inventories	$1,836	$1,583

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Connectivity	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 24, 2010:
Goodwill	$2,710	$3,311	$1,865	$7,886
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	519	1,852	840	3,211

Acquisition	—	—	523	523
Currency translation	(1)	(4)	(2)	(7)
Balance at December 24, 2010:
Goodwill	2,709	3,307	2,386	8,402
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	$518	$1,848	$1,361	$3,727

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net

        The Company's intangible assets were as follows:

	December 24, 2010			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$854	$(363)	$491	$730	$(355)	$375
Customer relationships	160	(1)	159	—	—	—
Other	41	(6)	35	21	(4)	17

Total	$1,055	$(370)	$685	$751	$(359)	$392

        During the quarter ended December 24, 2010, the ADC acquisition increased the gross carrying amount of intangible assets by $300 million. Intangible asset amortization expense was $11 million and $8 million for the quarters ended December 24, 2010 and December 25, 2009, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2011	$57
Fiscal 2012	58
Fiscal 2013	59
Fiscal 2014	58
Fiscal 2015	57
Fiscal 2016	56
Thereafter	340

$685

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt

        Debt was as follows:

	December 24, 2010	September 24, 2010
	(in millions)
6.00% senior notes due 2012	$719	$719
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	739	740
4.875% senior notes due 2021	249	—
7.125% senior notes due 2037	475	475
Floating rate convertible subordinated notes due 2013	199	—
3.50% convertible subordinated notes due 2015	227	—
3.50% convertible subordinated notes due 2017	227	—
Commercial paper, at an interest rate of 0.55%	—	100
Other	80	79

Total debt(1)	3,215	2,413
Less current portion(2)	660	106

Long-term debt	$2,555	$2,307

(1)
Senior notes are recorded at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at December 24, 2010 was comprised of the convertible subordinated notes and a portion of amounts shown as other. The current portion of long-term debt at September 24, 2010 was comprised of commercial paper and a portion of amounts shown as other.

        During December 2010, Tyco Electronics Group S.A. ("TEGSA"), a wholly-owned subsidiary of the Company, issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by the Company. Net proceeds from the issuance were approximately $249 million.

        At December 24, 2010, debt includes $653 million of ADC convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 4 for more information on the ADC acquisition. Pursuant to the indentures covering the notes, on December 13, 2010, the Company's ADC subsidiary commenced offers to purchase all of the notes at par plus accrued interest. The notes are reflected as current on the Company's Condensed Consolidated Balance Sheet as of December 24, 2010. Subsequent to the quarter ended December 24, 2010, the Company purchased and cancelled notes validly tendered. See Note 21 for additional information regarding the offers.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt (Continued)

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). At December 24, 2010, the total effective commitment under the Credit Facility was $1,425 million. TEGSA had no borrowings under the Credit Facility at December 24, 2010 and September 24, 2010.

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

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by Tyco Electronics Ltd. Neither Tyco Electronics Ltd. nor any of its subsidiaries provides a guarantee as to ADC's payment obligations under its convertible notes.

        The Company has used, and continues to use, derivative instruments to manage interest rate risk. See Note 11 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $3,410 million and $2,680 million at December 24, 2010 and September 24, 2010, respectively.

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

        At December 24, 2010 and September 24, 2010, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million of which $205 million was reflected in other liabilities and $134 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. The amount reflected in accrued and other current liabilities is the Company's estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

matters that could be resolved within one year. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

        At December 24, 2010, the Company had outstanding letters of credit and letters of guarantee in the amount of $422 million, of which $50 million was related to its contract with the State of New York. See Note 10 for additional information regarding the State of New York contract.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the charges related to the contract with the State of New York discussed below, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        As disclosed in Note 10, in January 2009, the State of New York (the "State") drew down $50 million against an irrevocable standby letter of credit funded by the Company. Although the Company disputes that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on the Company's results of operations, financial position, and cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Balance at beginning of period	$47	$43
Warranties issued	5	2
Acquisition	5	—
Warranty expirations and changes in estimate, net	(1)	4
Settlements	(1)	(1)

Balance at end of period	$55	$48

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies

Tyco Electronics Legal Proceedings

        In the ordinary course of business, the Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, and antitrust claims. Although it is not feasible to predict the outcome of these proceedings, based upon the Company's experience, current information, and applicable law, the Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows.

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

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including Tyco Electronics subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the Securities and Exchange Commission the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

Company's baseline review has revealed that some of the Company's former business practices may not have complied with FCPA requirements. At this time, the Company believes it has adequate amounts recorded related to these matters, the amount of which is not significant. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

        As the Company's tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, the Company believes that any resulting adjustments will not have a material impact on its results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or the Company's subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million, and it is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to Tyco Electronics in connection with the separation. Any penalty ultimately imposed upon the Tyco Electronics subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. If Tyco International is not able to resolve these contested adjustments through the IRS appeals process, it may choose to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. The Company has reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at December 24, 2010 and September 24, 2010 as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        The Company continues to believe that the amounts recorded in its Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to the Company's results of operations, financial position, or cash flows.

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 24, 2010, the Company concluded that it was probable that it would incur remedial costs in the range of $14 million to $25 million. As of December 24, 2010, the Company concluded that the best estimate within this range is $15 million, of which $6 million is included in accrued and other current liabilities and $9 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $15 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

  State of New York Contract

        In September 2005, the Company was awarded a twenty-year lease contract with the State of New York to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. In August 2008, the Company was served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, the Company had 45 days to rectify the purported deficiencies noted by the State. In October 2008, the Company informed the State that all technical deficiencies had been remediated and the system was

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. In January 2009, the State notified the Company that, in the State's opinion, the Company had not fully remediated the issues cited by the State and it had determined that the Company was in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by the Company. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although the Company disputes that the State has any basis to do so.

        In February 2009, the Company filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. The Company moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied the motion. The Company filed its answer to the State's counterclaim in July 2010. The Company believes that the counterclaim is without merit and intends to vigorously pursue its claims in this matter. A trial date has been set for October 2011.

  Com-Net

        At December 24, 2010, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or reasonably estimable at this time.

11. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of December 24, 2010 and September 24, 2010. See Note 8 for disclosure of the fair value of debt and Note 12 for additional information on fair value measurements.

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

  Interest Rate and Investment Risk Management

        The Company issues debt, from time to time, to fund its operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (via fair value hedge designation) and/or convert a portion of variable-rate debt into fixed-rate debt (via cash flow hedge designation). The Company uses forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation). The Company also utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposures on cash and cash equivalents and earnings volatility related to certain non-qualified deferred compensation liabilities.

        During the first quarter of fiscal 2011, the Company entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 4.875% senior notes. The maturity date of the interest rate swap coincides with the maturity date of the notes. Under this contract, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three month U.S. Dollar London interbank offered rate.

        The Company utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate exposure on a notional amount of $40 million of cash and cash equivalents. The fair value of the contracts was not material as of December 24, 2010 and September 24, 2010. There were no such contracts in place during the quarter ended December 25, 2009.

        The Company utilizes a swap to manage exposure related to certain of the Company's non-qualified deferred compensation liabilities. The notional amount of the swap was $24 million and $19 million at December 24, 2010 and September 24, 2010, respectively, and acts as an economic hedge of changes in a portion of the liabilities. Both the change in value of the swap contract and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expense.

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

        At December 24, 2010 and September 24, 2010, the Company's commodity hedges had notional values of $103 million and $108 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,791 million and $1,672 million at December 24, 2010 and September 24, 2010, respectively. The Company reclassified foreign exchange gains of $14 million and $16 million during the quarters ended December 24, 2010 and December 25, 2009, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of December 24, 2010 and September 24, 2010 is summarized below.

	December 24, 2010		September 24, 2010
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$3	$1	$4	$—
Interest rate swaps and swaptions	5	6	3	12
Commodity swap contracts	18	—	12	—

Total derivatives designated as hedging instruments	26	7	19	12

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	1	2	5	3
Investment swaps	2	—	2	—

Total derivatives not designated as hedging instruments	3	2	7	3

Total derivatives	$29	$9	$26	$15

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

(1)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $23 million and $22 million at December 24, 2010 and September 24, 2010, respectively. All interest rate swaps and swaption derivatives in asset positions are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $5 million and $3 million at December 24, 2010 and September 24, 2010, respectively.

(2)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $2 million at December 24, 2010 and September 24, 2010. All interest rate swaps and swaption derivatives in liability positions are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $6 million and $12 million at December 24, 2010 and September 24, 2010, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	Gain Recognized
		For the Quarters Ended
Derivatives Designated as Fair Value Hedges	Location	December 24, 2010	December 25, 2009
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in a gain of $2 million in each of the quarters ended December 24, 2010 and December 25, 2009. Interest rate swaps in place at December 24, 2010 had no gain or loss recognized on the Condensed Consolidated Statement of Operations during the period.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended December 24, 2010:
Foreign currency contracts	$—	Cost of sales	$2	Cost of sales(1)	$—
Commodity swap contracts	12	Cost of sales	6	Cost of sales	—
Interest rate swaps and swaptions(2)	6	Interest expense	(1)	Interest expense	2

Total	$18		$7		$2

For the Quarter Ended December 25, 2009:
Foreign currency contracts	$(2)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	4	Cost of sales	1	Cost of sales	—
Interest rate swaps and swaptions(2)	6	Interest expense	(1)	Interest expense	(1)

Total	$8		$—		$(1)

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $1 million reflected in interest expense in each of the quarters ended December 24, 2010 and December 25, 2009. Forward starting interest rate swaps in place at December 24, 2010 and December 25, 2009 resulted in gains of $6 million and $3 million, respectively, in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at December 24, 2010 resulted in gains of $2 million in interest expense as a result of amounts excluded from hedging relationship. Interest rate swaptions in place at December 25, 2009 resulted in gains of $3 million in other comprehensive income related to the effective portions of the hedges and losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended
Derivatives not Designated as Hedging Instruments	Location	December 24, 2010	December 25, 2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$—	$5
Investment swaps	Selling, general, and administrative expenses	(1)	—

Total		$(1)	$5

12. Fair Value Measurements

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
December 24, 2010:
Assets:
Commodity swap contracts	$18	$—	$—	$18
Interest rate swaps and swaptions	—	5	—	5
Investment swap contracts	—	2	—	2
Foreign currency contracts	—	3	—	3
Rabbi trust assets	8	77	—	85
Short-term investments	—	118	—	118

Total assets at fair value	$26	$205	$—	$231

Liabilities:
Interest rate swaps and swaptions	$—	$6	$—	$6
Foreign currency contracts	—	2	—	2

Total liabilities at fair value	$—	$8	$—	$8

September 24, 2010:
Assets:
Commodity swap contracts	$12	$—	$—	$12
Interest rate swaps and swaptions	—	3	—	3
Investment swap contracts	—	2	—	2
Foreign currency contracts	—	8	—	8
Rabbi trust assets	6	78	—	84

Total assets at fair value	$18	$91	$—	$109

Liabilities:
Interest rate swaps and swaptions	$—	$12	$—	$12
Foreign currency contracts	—	2	—	2

Total liabilities at fair value	$—	$14	$—	$14

        As of December 24, 2010 and September 24, 2010, the Company did not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted prices on futures exchanges (level 1).

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

  •
  Interest rate swaps and swaptions—Fair value of these assets and liabilities is determined based on observable inputs other than quoted prices. The positions are primarily valued using market approach models that use readily observable interest rates as their basis (level 2).

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

  •
  Short-term investments—Short-term investments are comprised of fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

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

        During the quarter ended December 25, 2009, the Company used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during the quarter for $12 million. See Note 3 for additional information.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the quarters ended December 24, 2010 and December 25, 2009 was as follows:

	Defined Benefit Pension Plans
	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
	(in millions)
Service cost	$2	$2	$16	$15
Interest cost	13	14	21	21
Expected return on plan assets	(16)	(15)	(14)	(14)
Amortization of net actuarial loss	9	8	10	8
Settlement/curtailment loss (gain)	—	2	—	(1)

Net periodic benefit cost	$8	$11	$33	$29

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters ended December 24, 2010 and December 25, 2009.

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2011 of $4 million for U.S. plans and $67 million for non-U.S. plans. During the quarter ended December 24, 2010, the Company contributed $1 million to its U.S. plans and $19 million to its non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2011. During the quarter ended December 24, 2010, Company contributions to its postretirement benefit plans were insignificant.

14. Income Taxes

        The Company recorded a tax provision of $113 million, for an effective income tax rate of 29.6%, and a tax provision of $69 million, for an effective income tax rate of 28.5%, for the quarters ended December 24, 2010 and December 25, 2009, respectively. The effective income tax rate for the quarter ended December 24, 2010 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and the impacts of acquisition and integration costs and restructuring charges related to the acquisition of ADC for which a tax benefit was not recognized. The effective income tax rate for the quarter ended December 25, 2009 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and the estimated tax impacts of certain intercompany dividends.

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 24, 2010, the Company had recorded $1,289 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,155 million was recorded in income taxes and $134 million was recorded in accrued and other current liabilities. During the quarter ended December 24, 2010, the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

Company recognized $37 million of interest and penalties on the Condensed Consolidated Statements of Operations. As of September 24, 2010, the balance of accrued interest and penalties was $1,252 million, of which $1,119 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. In fiscal 2008, the IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 10 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of certain pending examinations, it is the Company's understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000. Accordingly, Tyco International and the IRS could reach agreement on these matters within the next twelve months. However, the ultimate resolution is uncertain, and it is not possible to estimate the impact of an agreement with respect to the amount of unrecognized tax benefits on the Condensed Consolidated Balance Sheet as of December 24, 2010.

        The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 24, 2010.

15. Other Income

        In the quarters ended December 24, 2010 and December 25, 2009, the Company recorded net other income of $12 million and $8 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

16. Earnings Per Share

        Basic earnings per share is computed by dividing net income attributable to Tyco Electronics Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to Tyco Electronics Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Weighted-average shares outstanding:
Basic	444	459
Share options and restricted share awards	5	3

Diluted	449	462

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Earnings Per Share (Continued)

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of Tyco Electronics' common shares and inclusion would be antidilutive. Such shares not included in the computation were 18 million and 22 million as of December 24, 2010 and December 25, 2009, respectively.

17. Shareholders' Equity

  Common Shares

        Subject to certain conditions specified in the articles of association, the shareholders have authorized the Company's board of directors to increase the Company's share capital (the value, in Swiss Francs ("CHF"), of authorized shares multiplied by the par value), by issuing up to 234 million conditional shares and up to 234 million authorized shares. The authorization to issue authorized share capital expires on June 22, 2011 and is subject to shareholder approval for a two-year extension at the Company's next annual general meeting of shareholders. Although the Company states its par value in Swiss Francs, it continues to use the U.S. Dollar as its reporting currency for preparing its Condensed Consolidated Financial Statements.

  Common Shares Held in Treasury

        At December 24, 2010, approximately 23 million common shares were held in treasury, of which 18 million were owned by a subsidiary of the Company. At September 24, 2010, approximately 25 million common shares were held in treasury, of which 21 million were owned by a subsidiary of the Company. Shares held both directly by the Company and by the subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

  Contributed Surplus

        Contributed surplus, subject to certain conditions, is a distributable reserve.

  Distributions to Shareholders

        Under Swiss law, distributions to shareholders made in the form of a reduction of registered share capital are exempt from Swiss withholding tax. Beginning on January 1, 2011, distributions to shareholders made out of reserves from capital contributions are also exempt from Swiss withholding tax. The Company has recorded contributed surplus as a free reserve established for Swiss Statutory purposes on its statutory balance sheet. Distributions or dividends on the Company's shares must be approved by the Company's shareholders.

        In March 2010, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. The Company paid the third installment of the distribution at a rate of $0.16 per share during the quarter ended December 24, 2010. The capital reduction reduced the par value of the Company's common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.55 (equivalent to $1.44).

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

        Upon approval by the shareholders of a cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to common shares. At December 24, 2010 and September 24, 2010, the declared but unpaid portion of distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets were $71 million and $142 million, respectively.

  Share Repurchase Program

        During September 2010, the Company's board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the first quarter of fiscal 2011, the Company purchased approximately 1.4 million of its common shares for $45 million. During the first quarter of fiscal 2010, the Company purchased approximately 750 thousand of its common shares for $18 million. Since inception of the share repurchase program, the Company has purchased approximately 62 million shares for $1,927 million.

18. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Net income	$266	$173
Currency translation(1)	(29)	(56)
Gain on cash flow hedges, net of income taxes	11	8
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	12	6

	260	131
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)

Comprehensive income attributable to Tyco Electronics Ltd.	$259	$130

(1)
Includes hedge of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

19. Share Plans

        Total share-based compensation costs, which were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, were $22 million and $15 million during the quarters ended December 24, 2010 and December 25, 2009, respectively.

        As of December 24, 2010, there were 15 million shares available for issuance under the Company's stock and incentive plans, of which the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of December 24, 2010 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	5,044,812	$23.12
Granted	1,879,044	33.73
Vested	(1,389,823)	22.54
Forfeited	(61,489)	21.97

Non-vested at December 24, 2010	5,472,544	$26.92

        As of December 24, 2010, there was $111 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.8 years.

        All unvested restricted share awards held by ADC employees fully vested upon acquisition by the Company, as stipulated in the original terms and conditions of the awards. As a result, all ADC restricted share awards vested, and were fully expensed by ADC, coincident to the acquisition.

  Share Options

        A summary of the Company's outstanding share option awards as of December 24, 2010 and changes during the quarter then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 24, 2010	25,143,547	$33.26
Granted	2,804,150	33.73
Effect of conversion of ADC share options into Tyco Electronics Ltd. share options	2,937,569	38.88
Exercised	(1,888,847)	18.57
Expired	(1,302,450)	58.82
Forfeited	(287,180)	21.12

Outstanding at December 24, 2010	27,406,789	$33.84	5.3	$156

Vested and non-vested expected to vest at December 24, 2010	26,641,452	$34.05	5.3	$149
Exercisable at December 24, 2010	19,025,758	$37.05	3.8	$77

        As of December 24, 2010, there was $51 million of unrecognized compensation cost related to non-vested share options granted under the Company's share option plans. The cost is expected to be recognized over a weighted-average period of 2.4 years.

        All share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to the Company's common shares. The conversion factor was the

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

tender offer price of $12.75 per share divided by the volume weighted-average share price for Tyco Electronics common shares for the 10-day period preceding the acquisition. The terms and conditions of the original grants included change-of-control provisions that accelerated vesting. As a result of those provisions, all ADC share options and SARs vested, and were fully expensed, prior to conversion to awards based on the Company's common shares. The number of converted SARs outstanding and the associated liability were insignificant at December 24, 2010.

        As a result of the exchange of ADC Awards for Company share options and SARs, the Company recognized $2 million of incremental compensation expense during the first quarter of fiscal 2011. Those costs, which are included in the total compensation expense above, are presented in acquisition and integration costs in the Condensed Consolidated Statements of Operations.

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

        The weighted-average grant-date fair value of options granted during the quarter ended December 24, 2010 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the quarter then ended were as follows:

Weighted-average grant-date fair value	$9.08
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.2%
Expected annual dividend per share	$0.72
Expected life of options (in years)	5.1

20. Segment Data

        Effective for the first quarter of fiscal 2011, the Company reorganized its management and segments to align the organization around its strategy. The Company's businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical Products; Circuit Protection; and Touch Systems—have been moved into other segments. Also, the former Subsea Communications segment has been included in the Network Solutions segment. The following represents the new segment structure:

  •
  Transportation Connectivity.  This segment consists of the Company's Automotive and Aerospace, Defense, and Marine businesses.

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data (Continued)

  •
  Communications and Industrial Solutions.  This segment contains the Company's DataComm, Industrial Products, Consumer Devices, Lighting, Alternative Energy, Medical Products, Circuit Protection, and Touch Systems businesses.

  •
  Network Solutions.  The Subsea Communications, Telecom Service Providers, Enterprise Networks, and Energy businesses are included in this segment. Also, this segment contains the businesses associated with ADC, which was acquired on December 8, 2010.

        The following segment information reflects the new segment reporting structure. Prior period segment results have been reclassified to conform to the new segment structure.

        Net sales and operating income by segment for the quarters ended December 24, 2010 and December 25, 2009 were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
	(in millions)
Transportation Connectivity	$1,311	$1,179	$189	$99
Communications and Industrial Solutions	1,223	1,090	181	115
Network Solutions	666	623	30	55

Total	$3,200	$2,892	$400	$269

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Segment assets and a reconciliation of segment assets to total assets at December 24, 2010 and September 24, 2010 were as follows:

	December 24, 2010	September 24, 2010
	(in millions)
Transportation Connectivity	$2,997	$2,918
Communications and Industrial Solutions	2,361	2,381
Network Solutions	1,974	1,410

Total segment assets(1)	7,332	6,709
Other current assets	2,531	2,889
Other non-current assets	8,239	7,394

Total assets	$18,102	$16,992

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

21. Subsequent Events

        On December 13, 2010, ADC, a recently acquired subsidiary of the Company, commenced offers to purchase $650 million aggregate principal amount of its convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Subsequent Events (Continued)

on January 21, 2011. Promptly thereafter, $198 million principal amount of its convertible subordinated notes due 2013, $55 million principal amount of its convertible subordinated notes due 2015, and $218 million principal amount of its convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All convertible subordinated notes purchased by ADC have been cancelled.

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended December 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,200	$—	$3,200
Cost of sales	—	—	2,179	—	2,179

Gross margin	—	—	1,021	—	1,021
Selling, general, and administrative expenses	43	1	358	—	402
Research, development, and engineering expenses	—	—	163	—	163
Acquisition and integration costs	2	—	15	—	17
Restructuring and other charges, net	—	—	39	—	39

Operating income (loss)	(45)	(1)	446	—	400
Interest income	—	—	5	—	5
Interest expense	—	(33)	(2)	—	(35)
Other income, net	—	—	12	—	12
Equity in net income of subsidiaries	318	328	—	(646)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(5)	24	(19)	—	—

Income from continuing operations before income taxes	265	315	442	(640)	382
Income tax expense	—	—	(113)	—	(113)

Income from continuing operations	265	315	329	(640)	269
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	265	315	326	(640)	266
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Tyco Electronics Ltd.	$265	$315	$325	$(640)	$265

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,407	$—	$1,407
Accounts receivable, net	—	—	2,421	—	2,421
Inventories	—	—	1,836	—	1,836
Intercompany receivables	39	—	51	(90)	—
Prepaid expenses and other current assets	6	3	865	—	874
Deferred income taxes	—	—	250	—	250

Total current assets	45	3	6,830	(90)	6,788
Property, plant, and equipment, net	—	—	3,075	—	3,075
Goodwill	—	—	3,727	—	3,727
Intangible assets, net	—	—	685	—	685
Deferred income taxes	—	—	2,432	—	2,432
Investment in subsidiaries	7,445	10,126	—	(17,571)	—
Intercompany loans receivable	8	5,396	5,585	(10,989)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,140	—	1,140
Other assets	—	16	239	—	255

Total Assets	$7,498	$15,541	$23,713	$(28,650)	$18,102

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$660	$—	$660
Accounts payable	1	—	1,484	—	1,485
Accrued and other current liabilities	86	36	1,442	—	1,564
Deferred revenue	—	—	159	—	159
Intercompany payables	51	—	39	(90)	—

Total current liabilities	138	36	3,784	(90)	3,868
Long-term debt	—	2,482	73	—	2,555
Intercompany loans payable	14	5,572	5,403	(10,989)	—
Long-term pension and postretirement liabilities	—	—	1,351	—	1,351
Deferred income taxes	—	—	311	—	311
Income taxes	—	—	2,187	—	2,187
Other liabilities	—	6	478	—	484

Total Liabilities	152	8,096	13,587	(11,079)	10,756

Total Shareholders' Equity	7,346	7,445	10,126	(17,571)	7,346

Total Liabilities and Shareholders' Equity	$7,498	$15,541	$23,713	$(28,650)	$18,102

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

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 24, 2010

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(50)	$(41)	$245	$—	$154

Cash Flows From Investing Activities:
Capital expenditures	—	—	(117)	—	(117)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Proceeds from sale of short-term investments	—	—	37	—	37
Acquisition of business, net of cash acquired	—	—	(717)	—	(717)
Change in intercompany loans	—	1,177	—	(1,177)	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	1,177	(793)	(1,177)	(793)

Cash Flows From Financing Activities:
Changes in parent company equity	169	(1,285)	1,116	—	—
Net decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Proceeds from exercise of share options	—	—	24	—	24
Repurchase of common shares	(45)	—	—	—	(45)
Payment of cash distributions to shareholders	(74)	—	3	—	(71)
Loan borrowing with parent	—	—	(1,177)	1,177	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	50	(1,136)	(38)	1,177	53

Effect of currency translation on cash	—	—	3	—	3
Net decrease in cash and cash equivalents	—	—	(583)	—	(583)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,407	$—	$1,407

TYCO ELECTRONICS LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 25, 2009

	Tyco Electronics Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(32)	$(47)	$409	$—	$330

Cash Flows From Investing Activities:
Capital expenditures	—	—	(76)	—	(76)
Proceeds from sale of property, plant, and equipment	—	—	2	—	2
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Proceeds from sale of short-term investments	—	—	1	—	1
Change in intercompany loans	6	43	—	(49)	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	6	43	(64)	(49)	(64)

Cash Flows From Financing Activities:
Changes in parent company equity	101	4	(105)	—	—
Proceeds from exercise of share options	—	—	1	—	1
Repurchase of common shares	—	—	(18)	—	(18)
Payment of cash distributions to shareholders	(75)	—	1	—	(74)
Loan borrowing with parent	—	—	(49)	49	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	26	4	(172)	49	(93)

Effect of currency translation on cash	—	—	1	—	1
Net increase in cash and cash equivalents	—	—	174	—	174
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,695	$—	$1,695

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

Overview

        Tyco Electronics Ltd. ("Tyco Electronics" or the "Company", which may be referred to as "we," "us," or "our") is a global technology company. Beginning with the first quarter of fiscal 2011, we operate through three reporting segments: Transportation Connectivity, Communications and Industrial Solutions, and Network Solutions. We design, manufacture, and market products for customers in a broad array of industries including automotive; data communication systems; consumer electronics; telecommunications; aerospace, defense, and marine; medical; energy; and lighting.

        As discussed in Note 20 to the Condensed Consolidated Financial Statements, effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical Products; Circuit Protection; and Touch Systems—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. Prior period segment results have been reclassified to conform to the new segment reporting structure.

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be adversely affected by reduced demand in those markets. Overall, our net sales increased 10.7% in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. On an organic basis, net sales growth was 11.4%. Our sales into consumer based markets, particularly in the automotive and appliance end markets in our Transportation Connectivity and Communications and Industrial Solutions segments, respectively, have improved relative to last year. Also, in industrial and infrastructure based markets, the industrial, datacomm, and aerospace, defense, and marine end markets have recovered and our sales into these markets increased above prior year levels as these markets are impacted by capital spending by companies and governments. Relative to the first quarter of fiscal 2011, we expect second quarter fiscal 2011 sales in the Network Solutions and Transportation Connectivity segments to drive the company's growth. ADC sales are expected to be approximately $280 million in the second quarter of fiscal 2011. On a company wide basis, we expect net sales in the second quarter of fiscal 2011 to be between $3.45 billion and $3.55 billion, an increase of 17 to 20% over the same period of fiscal 2010. In the second quarter of fiscal 2011, we expect diluted earnings per share to be in the range of $0.60 and $0.64 per share. For fiscal 2011, which will be 53 weeks in length, we expect net sales to increase 15 to 18% from the fiscal 2010 levels and to be between $13.9 and $14.3 billion. We expect diluted earnings per share to be in the range of $2.75 to $2.90 per share for fiscal 2011, with approximately $0.05 per share attributable to the additional week. This outlook assumes current foreign exchange and commodity rates.

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

  Acquisition

        In July 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC, a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, we commenced a tender offer through a subsidiary to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of our subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary of ours. On December 8, 2010, we acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, we exercised our option under the Merger Agreement to purchase additional shares from ADC that when combined with the shares purchased in the tender offer were sufficient to give us ownership of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, we owned 100% of the outstanding shares of ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for Tyco Electronics share options and stock appreciation rights.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. The combined organization will offer a complete product portfolio across every major geographic market. It also adds ADC's Distributed Antenna System products, which will expand our wireless connectivity portfolio to provide greater mobile coverage and capacity solutions to carrier and enterprise customers as demand for mobile data continues to expand. We expect to realize cost savings and other synergies through operational efficiencies. ADC's businesses are reported as part of our Network Solutions segment. See Note 4 to the Condensed Consolidated Financial Statements for more information on the ADC acquisition.

        ADC contributed net sales of $51 million and an operating loss of $57 million to our Condensed Consolidated Statements of Operations during the period from December 9, 2010 to December 24, 2010. This operating loss included restructuring charges of $35 million, integration costs of $10 million, acquisition costs of $7 million, and charges of $7 million associated with acquisition accounting-related fair value adjustments to inventories and customer order backlog.

  Acquisition Related Restructuring

        During the first quarter of fiscal 2011, we initiated a restructuring plan associated with the integration of ADC, which is expected to generate cost efficiencies in our consolidated operations. We expect to incur restructuring charges of approximately $75 million through fiscal 2013, primarily related to employee severance and benefits. As discussed above, in the first quarter of fiscal 2011, we recorded charges of $35 million related to this plan. Cash spending related to this plan was $4 million in the first quarter of fiscal 2011, and we expect total cash spending to be approximately $68 million in fiscal 2011. Once fully implemented, annualized cost savings related to these actions are expected to be approximately $100 million.

  Manufacturing Simplification

        We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead.

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $15 million during fiscal 2011. In the first quarter of fiscal 2011, cash spending related to restructuring was $22 million, and we expect total spending to be approximately $130 million in fiscal 2011. Annualized cost savings related to these actions are expected to be approximately $25 million.

  Divestiture

        In December 2009, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million, subject to a final working capital adjustment. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale of $12 million and $3 million, respectively, in the first quarter of fiscal 2010.

        The impairment charge and loss on sale are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the long-lived asset impairment, the loss on sale, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

Non-GAAP Financial Measures

        Organic net sales growth, which is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, and divestitures. Organic net sales growth is a useful measure of the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

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

 Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 170 million pounds of copper and approximately 165,000 troy ounces of gold in fiscal 2011. Current year copper and gold prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended
	Measure	December 24, 2010	December 25, 2009
Copper	Lb.	$3.72	$3.00
Gold	Troy oz.	$1,272	$1,067
  •
  Foreign exchange.  Approximately 57% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first quarter of fiscal 2011 by major currencies invoiced was as follows:

U.S. Dollar	43%
Euro	30
Japanese Yen	9
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended
	December 24, 2010		December 25, 2009
	($ in millions)
Net sales	$3,200	100.0%	$2,892	100.0%
Cost of sales	2,179	68.1	2,051	70.9

Gross margin	1,021	31.9	841	29.1
Selling, general, and administrative expenses	402	12.6	368	12.7
Research, development, and engineering expenses	163	5.1	138	4.8
Acquisition and integration costs	17	0.5	—	—
Restructuring and other charges, net	39	1.2	66	2.3

Operating income	400	12.5	269	9.3
Interest income	5	0.2	4	0.1
Interest expense	(35)	(1.1)	(39)	(1.3)
Other income, net	12	0.4	8	0.3

Income from continuing operations before income taxes	382	11.9	242	8.4
Income tax expense	(113)	(3.5)	(69)	(2.4)

Income from continuing operations	269	8.4	173	6.0
Loss from discontinued operations, net of income taxes	(3)	(0.1)	—	—

Net income	266	8.3	173	6.0
Less: Net income attributable noncontrolling interests	(1)	—	(1)	—

Net income attributable to Tyco Electronics Ltd.	$265	8.3%	$172	5.9%

        Net Sales.    Net sales increased $308 million, or 10.7%, to $3,200 million in the first quarter of fiscal 2011 from $2,892 million in the first quarter of fiscal 2010. In the first quarter of fiscal 2011, ADC contributed net sales of $51 million. On an organic basis, net sales increased $330 million, or 11.4%, in the first quarter of fiscal 2011, primarily as a result of growth in the Transportation Connectivity and Communications and Industrial Solutions segments. Foreign currency exchange rates, primarily the Euro, negatively impacted net sales by $33 million, or 1.1%, while price erosion adversely affected net sales by $60 million in the first quarter of fiscal 2011. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Europe/Middle East/Africa (EMEA)	36%	36%
Asia-Pacific	35	33
Americas	29	31

Total	100%	100%

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by geographic region:

	Change in Net Sales for the Quarter Ended December 24, 2010 versus Net Sales for the Quarter Ended December 25, 2009
	Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
EMEA	$215	21.7%	$(84)	$(21)	$110	10.6%
Asia-Pacific	113	12.8	46	(1)	158	16.4
Americas	2	0.2	5	33	40	4.5

Total	$330	11.4%	$(33)	$11	$308	10.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Transportation Connectivity	41%	41%
Communications and Industrial Solutions	38	38
Network Solutions	21	21

Total	100%	100%

        The following table provides an analysis of the change in our net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by segment:

	Change in Net Sales for the Quarter Ended December 24, 2010 versus Net Sales for the Quarter Ended December 25, 2009
	Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
Transportation Connectivity	$182	15.5%	$(27)	$(23)	$132	11.2%
Communications and Industrial Solutions	139	12.8	(1)	(5)	133	12.2
Network Solutions	9	1.6	(5)	39	43	6.9

Total	$330	11.4%	$(33)	$11	$308	10.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $180 million to $1,021 million in the first quarter of fiscal 2011 from $841 million in the first quarter of fiscal 2010. Gross margin as a percentage of net sales increased to 31.9% in the first quarter of fiscal 2011 as compared to 29.1% in the same period of fiscal 2010. The increases were due to higher sales, and to a lesser degree, improved manufacturing productivity, partially offset by price erosion and increases in material costs.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $34 million to $402 million in the first quarter of fiscal 2011 from $368 million in the first quarter of fiscal 2010. Selling, general, and administrative expenses as a percentage of net sales were 12.6% and 12.7% in the first quarters of fiscal 2011 and 2010, respectively.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses increased $25 million to $163 million in the first quarter of fiscal 2011 from $138 million in the first quarter of fiscal 2010. As a percentage of net sales, research, development, and engineering expenses were 5.1% in the first quarter of fiscal 2011 as compared to 4.8% in the first quarter of fiscal 2010. This increase was a result of our continued focus on developing future technologies within our businesses.

        Acquisition and Integration Costs.    In connection with the ADC acquisition, we incurred $7 million and $10 million in acquisition costs and integration costs, respectively, during the quarter ended December 24, 2010.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $39 million in the first quarter of fiscal 2011 as compared to $66 million in the same period of fiscal 2010. Total charges, including amounts reflected in cost of sales, decreased $24 million to $39 million in the first quarter of fiscal 2011 from $63 million in the first quarter of fiscal 2010. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related to headcount reductions in the Network Solutions segment. Fiscal 2010 actions primarily related to headcount reductions in the Transportation Connectivity segment. As discussed above, charges in the first quarter of fiscal 2010 included a long-lived asset impairment of $12 million and a loss on divestiture of $3 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $400 million in the first quarter of fiscal 2011 as compared to $269 million in the same period of fiscal 2010. As discussed above, the first quarter of fiscal 2011 results included net restructuring and other charges of $39 million and acquisition and integration costs of $17 million; whereas, the first quarter of fiscal 2010 results included net restructuring and other charges of $63 million. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin, and higher gross margins as a percentage of sales due to increased volume and improved manufacturing productivity, partially offset by price erosion, increases in material costs, and unfavorable product mix.

Results of Operations by Segment

  Transportation Connectivity

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	($ in millions)
Net sales	$1,311	$1,179
Operating income	$189	$99
Operating margin	14.4%	8.4%

        The following table sets forth Transportation Connectivity's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Automotive	88%	88%
Aerospace, Defense, and Marine	12	12

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Connectivity's net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 24, 2010 versus Net Sales for the Quarter Ended December 25, 2009
	Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$166	16.1%	$(25)	$(23)	$118	11.4%
Aerospace, Defense, and Marine	16	11.7	(2)	—	14	9.8

Total	$182	15.5%	$(27)	$(23)	$132	11.2%

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

        In the first quarter of fiscal 2011, Transportation Connectivity's net sales increased $132 million, or 11.2%, to $1,311 million from $1,179 million in the same period of fiscal 2010. The weakening of certain foreign currencies negatively affected net sales by $27 million, or 2.4%, in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. Organic net sales increased by $182 million, or 15.5%, in the first quarter of fiscal 2011 primarily due to growth in the automotive market of $166 million.

        Transportation Connectivity's organic net sales growth was 16.1% in the automotive end market in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was broad-based and resulted from growth of 22.0% in the EMEA region, 14.5% in the North America region, and 11.8% in the Asia-Pacific region driven by higher global vehicle production and increased content per vehicle. Our organic net sales increased 11.7% in the aerospace, defense, and marine end market in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010 primarily as a result of improved commercial aviation and marine markets and distribution channel inventory replenishment.

        Transportation Connectivity had operating income of $189 million in the first quarter of fiscal 2011 as compared to $99 million in the first quarter of fiscal 2010. Segment results included restructuring charges of $1 million and $37 million in the first quarters of fiscal 2011 and 2010, respectively. Excluding these charges, the increase in operating income resulted from the increase in sales and related gross margins and, to a lesser degree, favorable product mix and improved manufacturing productivity, partially offset by increases in material costs and price erosion.

  Communications and Industrial Solutions

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	($ in millions)
Net sales	$1,223	$1,090
Operating income	$181	$115
Operating margin	14.8%	10.6%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Industrial	30%	28%
DataComm	21	19
Consumer Devices	17	19
Appliance	16	15
Computer	9	11
Touch Systems	7	8

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 24, 2010 versus Net Sales for the Quarter Ended December 25, 2009
	Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Industrial	$71	23.7%	$(4)	$(1)	$66	21.7%
DataComm	40	19.4	3	—	43	20.3
Consumer Devices	6	2.7	3	(4)	5	2.4
Appliance	32	19.3	(3)	—	29	17.7
Computer	(9)	(7.5)	1	—	(8)	(7.0)
Touch Systems	(1)	(0.4)	(1)	—	(2)	(2.3)

Total	$139	12.8%	$(1)	$(5)	$133	12.2%

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

        In the first quarter of fiscal 2011, Communications and Industrial Solutions' net sales increased $133 million, or 12.2%, to $1,223 million from $1,090 million in the same period of fiscal 2010. Organic net sales increased $139 million, or 12.8%, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

        In the first quarter of fiscal 2011, our organic net sales increased 23.7% in the industrial end market as compared to the first quarter of fiscal 2010 primarily as a result of strong economic growth across the industrial machinery, alternative energy, medical, and commercial and building markets, especially in Europe and the Asia-Pacific region. In the DataComm end market, our organic net sales increased 19.4% in the first quarter of fiscal 2011 from the same period of fiscal 2010 due to strength in sales to communication equipment manufacturers as a result of new customer program wins and increased investments in broadband and wireless infrastructure. In the consumer devices end market, our organic net sales increased 2.7% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 due to increased sales to mobile device manufacturers. In the appliance end market, our organic net sales growth of 19.3% in the first quarter of fiscal 2011 from the same period of fiscal 2010 was due to improved consumer demand, particularly in emerging markets. Our organic net sales decline of 7.5% in the computer end market in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 was attributable to softening demand, primarily in the personal computer market. In the touch systems end market, our organic net sales decrease was 0.4% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 as a result of timing of point-of-sale installations.

        Communications and Industrial Solutions' operating income increased $66 million to $181 million in the first quarter of fiscal 2011 from $115 million in the first quarter of fiscal 2010. The increase in operating income was driven by the increase in sales and related gross margins and a decrease in restructuring and other charges of $4 million, partially offset by price erosion and increases in material costs.

  Network Solutions

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	($ in millions)
Net sales	$666	$623
Operating income	$30	$55
Operating margin	4.5%	8.8%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 24, 2010	December 25, 2009
Energy	31%	32%
Service Providers	29	18
Subsea Communications	21	32
Enterprise Networks	19	18

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 24, 2010 versus Net Sales for the Quarter Ended December 25, 2009
	Organic(2)		Translation(3)	Acquisition (Divestiture)	Total
	($ in millions)
Energy	$23	12.8%	$(6)	$(12)	$5	2.5%
Service Providers	36	33.8	(2)	45	79	69.9
Subsea Communications	(60)	(28.6)	3	—	(57)	(28.5)
Enterprise Networks	10	9.7	—	6	16	14.5

Total	$9	1.6%	$(5)	$39	$43	6.9%

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

        Network Solutions' net sales increased $43 million, or 6.9%, to $666 million in the first quarter of fiscal 2011 from $623 million in the first quarter of fiscal 2010. The weakening of certain foreign currencies negatively affected net sales by $5 million, or 1.0%, in the first quarter of fiscal 2011 versus the same period of fiscal 2010. The acquisition of ADC increased sales by $51 million in the first quarter of fiscal 2011. The divestiture of the Dulmison connectors and fittings product line in fiscal 2010 resulted in a decrease in sales of $12 million in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. Organic net sales increased $9 million, or 1.6%, in the first quarter of fiscal 2011 from the same period of fiscal 2010.

        In the first quarter of fiscal 2011, our organic net sales increased 12.8% in the energy end market as compared to the first quarter of fiscal 2010 primarily due to a continuing strong recovery in the power distribution market in the EMEA region. In the service providers end market, our organic net sales increase of 33.8% in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA region. In the first quarter of fiscal 2011, the subsea communications end market's organic net sales decreased 28.6% as compared to the same period of fiscal 2010 due to decreased levels of project activity. Our organic sales in the enterprise networks end market increased 9.7% in the first quarter of fiscal 2011 from fiscal 2010 levels as a result of global increases in data center spending.

        Network Solutions' operating income decreased $25 million, or 45.5%, to $30 million in the first quarter of fiscal 2011 from $55 million in the same period of fiscal 2010. The decrease was primarily the result of charges related to the acquisition of ADC including $35 million of restructuring charges, $10 million of integration costs, $7 million of acquisition costs, and $7 million of charges associated with acquisition accounting-related fair value adjustments to inventories and customer order backlog. During the first quarter of fiscal 2010, segment results included $19 million of restructuring and other charges. Excluding these charges, operating income increased due to higher sales levels and related gross margins, partially offset by an unfavorable product mix.

Non-Operating Items

  Other Income, Net

        In the quarters ended December 24, 2010 and December 25, 2009, we recorded net other income of $12 million and $8 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien").

  Income Taxes

        We recorded a tax provision of $113 million, for an effective income tax rate of 29.6%, and a tax provision of $69 million, for an effective income tax rate of 28.5%, for the quarters ended December 24, 2010 and December 25, 2009, respectively. The effective income tax rate for the quarter ended December 24, 2010 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and the impacts of acquisition and integration costs and restructuring charges related to the acquisition of ADC for which a tax benefit was not recognized. The effective income tax rate for the quarter ended December 25, 2009 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and the estimated tax impacts of certain intercompany dividends.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Net cash provided by operating activities	$154	$330
Net cash used in investing activities	(793)	(64)
Net cash provided by (used in) financing activities	53	(93)
Effect of currency translation on cash	3	1

Net increase (decrease) in cash and cash equivalents	$(583)	$174

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Operating income	$400	$269
Depreciation and amortization	133	138
Deferred income taxes	105	53
Provisions for losses on accounts receivable and inventories	6	(5)
Other, net	22	39
Changes in assets and liabilities, net:
Accounts receivable, net	7	(76)
Inventories	(106)	(20)
Accounts payable	4	162
Accrued and other current liabilities	(345)	(97)
Other	71	(29)
Interest income	5	4
Interest expense	(35)	(39)
Income tax expense	(113)	(69)

Net cash provided by operating activities	$154	$330

        Net cash provided by continuing operating activities decreased to $154 million in the first quarter of fiscal 2011 from $330 million in the first quarter of fiscal 2010 as a result of increased inventories to support current business levels and a reduction in accrued and other current liabilities, primarily related to employee compensation, partially offset by the impact of higher income levels.

        The amount of income taxes paid, net of refunds, during the first quarter of fiscal 2011 and 2010 was $8 million and $16 million, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Capital expenditures	$(117)	$(76)
Proceeds from sale of property, plant, and equipment	8	2
Proceeds from sale of short-term investments	37	1
Acquisition of business, net of cash acquired	(717)	—
Proceeds from divestiture of business, net of cash retained by business sold	—	12
Other	(4)	(3)

Net cash used in investing activities	$(793)	$(64)

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $41 million to $117 million in the first quarter of fiscal 2011 as compared to

$76 million in the first quarter of fiscal 2010. We expect fiscal 2011 capital spending levels to be approximately 4% of net sales.

        In the first quarter of fiscal 2011, we acquired ADC for a total purchase price of approximately $717 million in cash, (net of cash acquired of $546 million) and $22 million of other non-cash consideration.

        We received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line in the first quarter of fiscal 2010.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities:

	For the Quarters Ended
	December 24, 2010	December 25, 2009
	(in millions)
Net decrease in commercial paper	$(100)	$—
Proceeds from long-term debt	249	—
Proceeds from exercise of share options	24	1
Repurchase of common shares	(45)	(18)
Payment of cash distributions to shareholders	(71)	(74)
Other	(4)	(2)

Net cash provided by (used in) financing activities	$53	$(93)

        Total debt at December 24, 2010 and September 24, 2010 was $3,215 million and $2,413 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding debt.

        During December 2010, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by Tyco Electronics Ltd. Net proceeds from the issuance were approximately $249 million.

        At December 24, 2010, debt includes $653 million of ADC convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 4 to the Condensed Consolidated Financial Statements for more information on the ADC acquisition. Pursuant to the indentures covering the notes, on December 13, 2010, our ADC subsidiary commenced offers to purchase all of the notes at par plus accrued interest. The offers to purchase expired on January 21, 2011. Promptly thereafter, $198 million principal amount of its convertible subordinated notes due 2013, $55 million principal amount of its convertible subordinated notes due 2015, and $218 million principal amount of its convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All convertible subordinated notes purchased by ADC have been cancelled.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). At December 24, 2010, the total effective commitment under the Credit Facility was $1,425 million. TEGSA had no borrowings under the Credit Facility at December 24, 2010 and September 24, 2010.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered under the Credit Facility. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 24, 2010, we were in compliance with all of our Credit Facility and debt covenants and believe that we will continue to be in compliance with these covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by Tyco Electronics Ltd. Neither Tyco Electronics Ltd. nor any of its subsidiaries provides a guarantee as to ADC's payment obligations under its convertible notes.

        Payment of cash distributions to shareholders were $71 million and $74 million in the first quarters of fiscal 2011 and 2010, respectively. In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.72 Swiss Francs ("CHF") (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third installment of the distribution at a rate of $0.16 per share during the quarter ended December 24, 2010. The capital reduction reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.55 (equivalent to $1.44).

        During September 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the first quarter of fiscal 2011, we purchased approximately 1.4 million of our common shares for $45 million. During the first quarter of fiscal 2010, we purchased approximately 750 thousand of our common shares for $18 million. Since inception of the share repurchase program, we have purchased approximately 62 million shares for $1,927 million.

Backlog

        At December 24, 2010, we had a backlog of unfilled orders of $3,056 million compared to a backlog of $2,966 million at September 24, 2010. Backlog by reportable segment was as follows:

	December 24, 2010	September 24, 2010
	(in millions)
Transportation Connectivity	$990	$873
Communications and Industrial Solutions	1,293	1,304
Network Solutions	773	789

Total	$3,056	$2,966

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

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million, and it is our understanding that Tyco International is vigorously opposing the assertion of any such penalties. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. If Tyco International is not able to resolve these contested adjustments through the IRS appeals process, it may choose to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. We have reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at December 24, 2010 and September 24, 2010 as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        We continue to believe that the amounts recorded in our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, and antitrust claims. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows in a future period. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

  State of New York Contract

        In September 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. In August 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. Under the terms of the contract, we had 45 days to rectify the purported deficiencies noted by the State. In October 2008, we informed the State that all technical deficiencies had been remediated and the system was operating in accordance with the contract specifications and certified the system ready for testing. The State conducted further testing during November and December 2008. In January 2009, the State notified us that, in the State's opinion, we had not fully remediated the issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contends that it has the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. The State has the ability to draw up to an additional $50 million against the standby letter of credit, although we dispute that the State has any basis to do so.

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. A trial date has been set for October 2011.

  Com-Net

        At December 24, 2010, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        As of December 24, 2010, we had outstanding letters of credit and letters of guarantee in the amount of $422 million, of which $50 million was related to our contract with the State of New York.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and Tyco Electronics share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheet at December 24, 2010 and September 24, 2010. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

        We generally record estimated product warranty costs at the time of sale. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding estimated product warranty.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the three months ended December 24, 2010, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

        During the first quarter of fiscal 2011, certain judgments and assumptions were made in connection with the acquisition of ADC. Our acquisition policy and related estimates are as follows:

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer and distributor relationships, acquired developed technologies, and patents; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 4 to the Condensed Consolidated Financial Statements.

 Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued updates to guidance in ASC 810, Consolidation, that address accounting for variable interest entities. We adopted these updates to ASC 810 in the first quarter of fiscal 2011. Adoption did not have a material impact on our results of operations, financial position, or cash flows.

        In December 2010, the FASB issued an update to guidance in ASC 805, Business Combinations, that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this guidance during the first quarter of fiscal 2011. See Note 4 to the Condensed Consolidated Financial Statements for the required pro forma presentation related to the acquisition of ADC.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Risks associated with future acquisitions and divestitures, including risks associated with our acquisition of ADC;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2011. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 24, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 24, 2010.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 24, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ADC Acquisition

        We acquired ADC on December 8, 2010. We have not yet completed our assessment of the internal controls within ADC; however, we are not aware of any material changes in these controls during the period from December 9, 2010 to December 24, 2010.

        We currently intend to disclose any material changes in internal control over financial reporting resulting from this acquisition and to include the internal controls of ADC in our annual assessment of the effectiveness of the internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010. The risk factors disclosed in our Annual Report on Form 10-K, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 24, 2010:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 25 - October 22, 2010	1,732	$28.84	—	$867,965,146
October 23 - November 26, 2010	1,169,409	31.85	1,003,600	835,909,940
November 27 - December 24, 2010	413,132	31.86	412,436	822,774,190

Total	1,584,273	$31.85	1,416,036

(1)
This column includes the following transactions which occurred during the quarter ended December 24, 2010:

(i)
the acquisition of 168,237 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 1,416,036 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of Tyco Electronics Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed December 7, 2010)
4.1
Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010 (Incorporated by reference to Exhibit 4.1 to Tyco Electronics' Current Report on Form 8-K, filed December 20, 2010)
10.1	ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Tyco Electronics' Registration Statement on Form S-8, filed December 13, 2010)
10.2	Amendment to the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan*
10.3	Form of Option Award Terms and Conditions*
10.4	Form of Restricted Unit Award Terms and Conditions*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of Tyco Electronics Ltd. for the quarterly period ended December 24, 2010, filed on January 24, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

*
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

Date: January 24, 2011