Form 10-Q
period 2011-03-25
TE Connectivity Ltd.
filed 2011-04-26
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
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

        The number of common shares outstanding as of April 20, 2011 was 439,737,786.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions, except per share data)
Net sales	$3,472	$2,957	$6,672	$5,849
Cost of sales	2,428	1,999	4,607	4,050

Gross margin	1,044	958	2,065	1,799
Selling, general, and administrative expenses	445	406	847	774
Research, development, and engineering expenses	180	142	343	280
Acquisition and integration costs	1	—	18	—
Restructuring and other charges, net	13	12	52	78

Operating income	405	398	805	667
Interest income	6	6	11	10
Interest expense	(43)	(38)	(78)	(77)
Other income, net	6	75	18	83

Income from continuing operations before income taxes	374	441	756	683
Income tax expense	(74)	(135)	(187)	(204)

Income from continuing operations	300	306	569	479
Loss from discontinued operations, net of income taxes	—	—	(3)	—

Net income	300	306	566	479
Less: net income attributable to noncontrolling interests	(1)	(2)	(2)	(3)

Net income attributable to TE Connectivity Ltd.	$299	$304	$564	$476

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$299	$304	$567	$476
Loss from discontinued operations	—	—	(3)	—

Net income	$299	$304	$564	$476

Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.67	$0.67	$1.28	$1.04
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.67	$0.67	$1.27	$1.04

Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.67	$0.66	$1.26	$1.03
Loss from discontinued operations	—	—	—	—

Net income	$0.67	$0.66	$1.26	$1.03

Cash distributions paid per common share of TE Connectivity Ltd.	$0.16	$0.16	$0.32	$0.32
Weighted-average number of shares outstanding:
Basic	443	457	444	458
Diluted	449	461	449	461

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 25, 2011	September 24, 2010
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,239	$1,990
Accounts receivable, net of allowance for doubtful accounts of $32 and $44, respectively	2,495	2,259
Inventories	1,912	1,583
Prepaid expenses and other current assets	834	651
Deferred income taxes	263	248

Total current assets	6,743	6,731
Property, plant, and equipment, net	3,129	2,867
Goodwill	3,602	3,211
Intangible assets, net	670	392
Deferred income taxes	2,547	2,447
Receivable from Tyco International Ltd. and Covidien plc	1,150	1,127
Other assets	239	217

Total Assets	$18,080	$16,992

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$185	$106
Accounts payable	1,558	1,386
Accrued and other current liabilities	1,875	1,804
Deferred revenue	132	164

Total current liabilities	3,750	3,460
Long-term debt	2,559	2,307
Long-term pension and postretirement liabilities	1,387	1,280
Deferred income taxes	285	285
Income taxes	2,223	2,152
Other liabilities	540	452

Total Liabilities	10,744	9,936

Commitments and contingencies (Note 10)
Shareholders' Equity:
Common shares, 468,215,574 shares authorized and issued, CHF 1.37 par value and CHF 1.73 par value, respectively	599	599
Contributed surplus	7,726	8,085
Accumulated deficit	(596)	(1,161)
Treasury shares, at cost, 28,542,459 and 24,845,929 shares, respectively	(851)	(721)
Accumulated other comprehensive income	447	246

Total TE Connectivity Ltd. shareholders' equity	7,325	7,048
Noncontrolling interests	11	8

Total Shareholders' Equity	7,336	7,056

Total Liabilities and Shareholders' Equity	$18,080	$16,992

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 25, 2011	March 26, 2010
	(in millions)
Cash Flows From Operating Activities:
Net income	$566	$479
Loss from discontinued operations, net of income taxes	3	—

Income from continuing operations	569	479
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	5	16
Depreciation and amortization	281	266
Deferred income taxes	104	155
Provision for losses on accounts receivable and inventories	13	—
Tax sharing income	(17)	(83)
Other	49	38
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(12)	(146)
Inventories	(177)	(129)
Inventoried costs on long-term contracts	31	(25)
Prepaid expenses and other current assets	49	26
Accounts payable	29	260
Accrued and other current liabilities	(258)	4
Income taxes	13	—
Deferred revenue	(38)	(40)
Long-term pension and postretirement liabilities	44	15
Other	26	(6)

Net cash provided by operating activities	711	830

Cash Flows From Investing Activities:
Capital expenditures	(231)	(157)
Proceeds from sale of property, plant, and equipment	12	5
Proceeds from sale of short-term investments	155	1
Acquisition of business, net of cash acquired	(717)	(55)
Proceeds from divestiture of business, net of cash retained by business sold	—	12
Other	(9)	(5)

Net cash used in investing activities	(790)	(199)

Cash Flows From Financing Activities:
Decrease in commercial paper	(100)	—
Proceeds from long-term debt	249	—
Repayment of long-term debt	(470)	—
Proceeds from exercise of share options	65	3
Repurchase of common shares	(281)	(165)
Payment of cash distributions to shareholders	(141)	(146)
Other	(6)	(5)

Net cash used in financing activities	(684)	(313)

Effect of currency translation on cash	12	—
Net increase (decrease) in cash and cash equivalents	(751)	318
Cash and cash equivalents at beginning of period	1,990	1,521

Cash and cash equivalents at end of period	$1,239	$1,839

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

  Company Name Change

        In March 2011, the shareholders of Tyco Electronics Ltd. approved an amendment to the company's articles of association to change the name of the company from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. The company's ticker symbol "TEL" on the New York Stock Exchange remains unchanged.

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company") have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The Company consists of three reportable segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. The Company's former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011. Effective for the first quarter of fiscal 2011, the Company reorganized its management and segments to align the organization around its strategy. The Company's businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. See Note 4 for additional information regarding the Company's acquisition of ADC and Note 20 for additional information regarding the Company's segments.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following during the quarters and six months ended March 25, 2011 and March 26, 2010:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Restructuring and related charges, net	$13	$14	$52	$65
Loss (gain) on divestiture and impairment of long-lived assets	—	(2)	—	13

	$13	$12	$52	$78

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Transportation Solutions	$(6)	$—	$(5)	$37
Communications and Industrial Solutions	1	12	4	19
Network Solutions	18	2	53	6

	13	14	52	62
Less: credits in cost of sales	—	—	—	3

Restructuring and related charges, net	$13	$14	$52	$65

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Cash charges	$8	$15	$47	$59
Non-cash charges	5	(1)	5	3

	13	14	52	62
Less: credits in cost of sales	—	—	—	3

Restructuring and related charges, net	$13	$14	$52	$65

Restructuring and Related Cash Charges

        Activity in the Company's restructuring reserves during the first six months of fiscal 2011 is summarized as follows:

	Balance at September 24, 2010	Charges	Utilization	Changes in Estimate	Currency Translation and Other		Balance at March 25, 2011
	(in millions)
Fiscal 2011 Actions:
Employee severance	$—	$57	$(17)	$—	$12		$52
Facility exit costs	—	—	(1)	—	6		5
Other	—	1	—	—	—		1

Total	—	58	(18)	—	18	(1)	58

Fiscal 2010 Actions:
Employee severance	42	—	(10)	(5)	2		29
Facility exit costs	1	—	—	—	—		1
Other	2	—	—	—	—		2

Total	45	—	(10)	(5)	2		32

Pre-Fiscal 2010 Actions:
Employee severance	55	1	(16)	(10)	2		32
Facilities exit costs	40	2	(7)	—	—		35
Other	5	1	(3)	—	1		4

Total	100	4	(26)	(10)	3		71

Total Activity	$145	$62	$(54)	$(15)	$23		$161

(1)
Includes $16 million of ADC liabilities assumed.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2011 Actions

        The Company initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. In connection with these actions, during the six months ended March 25, 2011, the Company recorded restructuring charges of $58 million primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2011 by the end of the fiscal year and to incur additional charges, primarily in the Network Solutions segment, of approximately $4 million relating to these initiated actions by completion.

        During the six months ended March 25, 2011, in connection with the acquisition of ADC, the Company assumed $16 million of liabilities related to employee severance and exited lease facilities which have been included in the Network Solutions segment. The Company expects to incur charges of $2 million relating to these actions by completion.

  Fiscal 2010 Actions

        The Company initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Solutions segment. In connection with these actions, during the six months ended March 25, 2011 and March 26, 2010, the Company recorded net restructuring credits of $5 million and charges of $52 million, respectively, primarily related to employee severance and benefits. The Company expects to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Transportation Solutions segment, of approximately $3 million relating to these initiated actions by completion.

  Pre-Fiscal 2010 Actions

        During the six months ended March 25, 2011 and March 26, 2010, the Company recorded net restructuring credits of $6 million and charges of $7 million, respectively, related to pre-fiscal 2010 actions. The Company expects to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Communications and Industrial Solutions segment, of approximately $5 million relating to these initiated actions by completion.

        Restructuring actions initiated in fiscal 2002 primarily related to actions taken as a result of a significant downturn in the telecommunications industry and certain other end markets. As of March 25, 2011, the remaining restructuring reserves related to 2002 actions were $33 million and related to exited lease facilities in the Network Solutions segment. The Company expects that the remaining reserves will continue to be paid out over the expected terms of the lease obligations which range from one to fifteen years.

Restructuring and Related Non-Cash Charges

        During the six months ended March 25, 2011 and March 26, 2010, the Company recorded non-cash charges of $5 million and $3 million, respectively, primarily related to the write-off of fixed assets in connection with exited manufacturing facilities and product lines.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Total Restructuring Reserves

        The Company's restructuring reserves by segment were as follows:

	March 25, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$50	$79
Communications and Industrial Solutions	16	19
Network Solutions	95	47

Restructuring reserves	$161	$145

        Restructuring reserves were included in the Company's Condensed Consolidated Balance Sheets as follows:

	March 25, 2011	September 24, 2010
	(in millions)
Accrued and other current liabilities	$80	$115
Other liabilities	81	30

Restructuring reserves	$161	$145

Loss on Divestiture and Impairment of Long-Lived Assets

        In December 2009, the Company completed the sale of the Dulmison connectors and fittings product line which was part of the Company's energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, the Company recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in the first six months of fiscal 2010.

        The impairment charge and loss on sale are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. The Company has presented the long-lived asset impairment, the loss on sale, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

4. Acquisition

        In July 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC Telecommunications, Inc. ("ADC"), a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, the Company commenced a tender offer through a subsidiary of the Company to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary of the Company. On December 8, 2010, the Company acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, the Company exercised its option under the Merger Agreement to purchase additional shares from ADC that, when

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

combined with the shares purchased in the tender offer, were sufficient to give the Company ownership of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, the Company owned 100% of the outstanding shares of ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for TE Connectivity share options and stock appreciation rights.

        Based on the terms and conditions of ADC's share option and stock appreciation right ("SAR") awards (the "ADC Awards"), all ADC Awards became exercisable upon completion of the acquisition. Each outstanding ADC Award was exchanged for approximately 0.4 TE Connectivity share options or SARs and resulted in approximately 3 million TE Connectivity share options being issued with a weighted-average exercise price of $38.88. Issued SARs and the associated liability were insignificant. The fair value associated with the exchange of ADC Awards for TE Connectivity awards was approximately $24 million based on Black-Scholes-Merton pricing valuation model, of which $22 million was recorded as consideration given in the acquisition while the remaining $2 million was recorded as acquisition and integration costs on the Condensed Consolidated Statement of Operations during the six months ended March 25, 2011.

        The acquisition was made to accelerate the Company's growth potential in the global broadband connectivity market. The Company expects to realize cost savings and other synergies through operational efficiencies. ADC's businesses are reported as part of the Company's Network Solutions segment from the date of acquisition.

        The ADC acquisition was accounted for under the provisions of ASC 805, Business Combinations. The Company has allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The Company has completed the valuation of the identifiable assets acquired and liabilities assumed as of March 25, 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$546
Short-term investments	155
Other current assets	540
Property, plant, and equipment	198
Goodwill	366
Intangible assets	308
Deferred income taxes	164
Other long-term assets	18

Total assets acquired	2,295

Current maturities of long-term debt	653
Other current liabilities	260
Long-term pension liabilities	74
Other long-term liabilities	19

Total liabilities assumed	1,006

Net assets acquired	1,289
Amounts attributable to noncontrolling interests	(4)
Conversion of ADC Awards to TE Connectivity share awards	(22)
Cash and cash equivalents acquired	(546)

Net cash paid	$717

        Other current assets includes trade accounts receivable of $171 million, inventories of $166 million, and deferred income taxes of $16 million. Other current assets also includes assets held for sale of $109 million for which the Company has entered into binding sales agreements. Other current liabilities assumed are primarily comprised of accrued and other current liabilities of $165 million and trade accounts payable of $88 million.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method, multi-period excess earnings method, and avoided cost method. These valuation methods rely on management judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach, and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit.

        Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$175	11
Developed technology and patents	118	12
Customer order backlog	11	0.6
Trade names and trademarks	4	1.3

Total	$308	11

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives. The $366 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that the Company expects to realize through operational efficiencies including consolidation of manufacturing, marketing, and general and administrative functions. All of the goodwill has been allocated to the Company's Network Solutions segment and is not deductible for tax purposes. However, prior to its merger with the Company, ADC completed certain acquisitions that resulted in goodwill deductible for U.S. tax purposes of approximately $346 million which the Company will deduct over the next ten years. The decrease in goodwill from the preliminary valuation of $523 million at December 24, 2010 is primarily attributable to the completion of the assessment of the acquired net deferred tax asset. The Company has increased the net deferred tax asset by $150 million principally in connection with the recognition of additional tax benefits of U.S. federal tax loss carryforwards. The Company has concluded it is more likely than not that these additional tax loss carryforwards will be utilized prior to their expiration, and accordingly, has reduced the valuation allowance previously established.

        For the quarter ended March 25, 2011, ADC contributed net sales of $279 million and an operating loss of $31 million to the Company's Condensed Consolidated Statements of Operations. The operating loss included charges of $30 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, restructuring charges of $17 million, and acquisition costs of $1 million.

        During the period from December 9, 2010 to March 25, 2011, ADC contributed net sales of $330 million and an operating loss of $88 million to the Company's Condensed Consolidated Statements of Operations. The operating loss included restructuring charges of $52 million, charges of $37 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $8 million.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the ADC acquisition occurred at the beginning of fiscal 2010.

	Pro Forma for the Quarters Ended		Pro Forma for the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Net sales	$3,472	$3,230	$6,883	$6,388
Net income attributable to TE Connectivity Ltd.	318	290	561	429

        The pro forma financial information is based on the Company's final allocation of purchase price. The significant pro forma adjustments which are described below are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for the quarter ended March 25, 2011 were adjusted to exclude $11 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $6 million of charges related to the amortization of acquired customer order backlog, and $1 million of charges related to depreciation expense.

        Pro forma results for the quarter ended March 26, 2010 were adjusted to exclude $2 million of charges related to depreciation expense.

        Pro forma results for the six months ended March 25, 2011 were adjusted to exclude $15 million of share-based compensation charges incurred by ADC as a result of the change in control of ADC, $14 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $13 million of acquisition costs, $7 million of charges related to the amortization of acquired customer order backlog, and $1 million of charges related to depreciation expense.

        Pro forma results for the six months ended March 26, 2010 were adjusted to exclude $2 million of charges related to depreciation expense. In addition, pro forma results for the six months ended March 26, 2010 were adjusted to include $15 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $7 million of charges related to the amortization of acquired customer order backlog, and $1 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred at the beginning of fiscal 2010.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Inventories

        Inventories consisted of the following:

	March 25, 2011	September 24, 2010
	(in millions)
Raw materials	$324	$253
Work in progress	573	509
Finished goods	937	739
Inventoried costs on long-term contracts	78	82

Inventories	$1,912	$1,583

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 24, 2010:
Goodwill	$2,710	$3,311	$1,865	$7,886
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	519	1,852	840	3,211

Acquisition	—	—	366	366
Currency translation	4	12	9	25
Balance at March 25, 2011:
Goodwill	2,714	3,323	2,240	8,277
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	$523	$1,864	$1,215	$3,602

7. Intangible Assets, Net

        The Company's intangible assets were as follows:

	March 25, 2011			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$849	$(374)	$475	$730	$(355)	$375
Customer relationships	176	(5)	171	—	—	—
Other	40	(16)	24	21	(4)	17

Total	$1,065	$(395)	$670	$751	$(359)	$392

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net (Continued)

        During the six months ended March 25, 2011, the ADC acquisition increased the gross carrying amount of intangible assets by $308 million. Intangible asset amortization expense was $24 million and $7 million for the quarters ended March 25, 2011 and March 26, 2010, respectively, and $35 million and $15 million for the six months ended March 25, 2011 and March 26, 2010, respectively.

        The estimated aggregate amortization expense on intangible assets currently owned by the Company is expected to be as follows:

(in millions)
Remainder of fiscal 2011	$33
Fiscal 2012	59
Fiscal 2013	60
Fiscal 2014	59
Fiscal 2015	58
Fiscal 2016	57
Thereafter	344

$670

8. Debt

        Debt was as follows:

	March 25, 2011	September 24, 2010
	(in millions)
6.00% senior notes due 2012	$718	$719
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	738	740
4.875% senior notes due 2021	249	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	172	—
Commercial paper, at an interest rate of 0.55%	—	100
Other	92	79

Total debt(1)	2,744	2,413
Less current portion(2)	185	106

Long-term debt	$2,559	$2,307

(1)
Senior notes are recorded at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at March 25, 2011 was comprised of the convertible subordinated notes due 2015 and a portion of amounts shown as other. The current portion of long-term debt at September 24, 2010 was comprised of commercial paper and a portion of amounts shown as other.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt (Continued)

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

        In the first quarter of fiscal 2011, in connection with the acquisition of ADC, the Company assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 4 for more information on the ADC acquisition. In December 2010, the Company's ADC subsidiary commenced offers to purchase $650 million aggregate principal amount of the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in January 2011. Promptly thereafter, $198 million principal amount of the convertible subordinated notes due 2013, $55 million principal amount of the convertible subordinated notes due 2015, and $218 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        Pursuant to an internal reorganization related to the acquisition of ADC, on March 22, 2011, the Company's ADC subsidiary commenced offers to purchase all of its outstanding convertible subordinated notes due 2015 and 2017 at par plus accrued interest. The notes are reflected as current on the Company's Condensed Consolidated Balance Sheet as of March 25, 2011. Subsequent to the quarter ended March 25, 2011, the Company purchased and cancelled notes validly tendered. See Note 21 for additional information regarding the offers.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). At March 25, 2011, the total effective commitment under the Credit Facility was $1,425 million. TEGSA had no borrowings under the Credit Facility at March 25, 2011 and September 24, 2010.

        The Credit Facility contains a financial ratio covenant providing that if the Company's ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and the Company's other debt agreements contain additional customary covenants.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to ADC's payment obligations under its convertible notes.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt (Continued)

        The Company has used, and continues to use, derivative instruments to manage interest rate risk. See Note 11 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of the Company's debt was approximately $2,974 million and $2,680 million at March 25, 2011 and September 24, 2010, respectively.

9. Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation from Tyco International Ltd. ("Tyco International") on June 29, 2007, the Company entered into certain guarantee commitments and indemnifications with Tyco International and Covidien plc ("Covidien"). Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and TE Connectivity share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify the Company for 69% of certain liabilities settled in cash by the Company with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, the Company has made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties' obligation. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. The Company's indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees.

        At March 25, 2011, the Company had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $339 million of which $210 million was reflected in other liabilities and $129 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 24, 2010, the liability was $339 million and consisted of $205 million in other liabilities and $134 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is the Company's estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within one year. The Company has assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

        At March 25, 2011, the Company had outstanding letters of credit and letters of guarantee in the amount of $453 million, of which $50 million was related to its contract with the State of New York (the "State"). As disclosed in Note 10, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by the Company. Although the Company disputes that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on the Company's results of operations, financial position, and cash flows.

        In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, except for the potential claims related to the contract with the State of New York discussed above, such obligations will not significantly affect the Company's results of operations, financial position, or cash flows.

        The Company generally records estimated product warranty costs at the time of sale. The changes in the Company's warranty liability for the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Balance at beginning of period	$55	$48	$47	$43
Warranties issued	7	1	12	3
Acquisition	—	—	5	—
Warranty expirations and changes in estimate, net	1	1	—	5
Settlements	(6)	(3)	(7)	(4)
Currency translation	1	(1)	1	(1)

Balance at end of period	$58	$46	$58	$46

10. Commitments and Contingencies

TE Connectivity Legal Proceedings

        In the ordinary course of business, the Company is subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, tax matters, disputes on agreements, other commercial disputes, environmental matters, and antitrust claims. Although it is not feasible to predict the outcome of these proceedings, based upon the Company's experience, current information, and applicable law, the Company does not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows.

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among the Company, Tyco International, and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to the Company's and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, the Company

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

assumed the liability for, and control of, all pending and threatened legal matters at separation related to the Company's business or assumed or retained liabilities. TE Connectivity was responsible for 31% of certain liabilities that arose from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien were responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which is allocated in the manner described above, will be borne equally by Tyco International, Covidien, and the Company. At the present time, all significant matters for which the Company shared responsibility with Tyco International and Covidien under the Separation and Distribution Agreement, which as previously reported in the Company's periodic filings generally related to securities class action cases and other securities cases, have been settled. Other than matters described below under "Compliance Matters," the Company presently is not aware of any additional legal matters which may arise for which it would bear a portion of the responsibility under the Separation and Distribution Agreement.

  Compliance Matters

        As previously reported in the Company's periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including TE Connectivity subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the Securities and Exchange Commission the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, the Company's baseline review has revealed that some of the Company's former business practices may not have complied with FCPA requirements. At this time, the Company believes it has adequate amounts recorded related to these matters, the amounts of which are not significant. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or the Company would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

TE CONNECTIVITY LTD.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million, and it is the Company's understanding that Tyco International is vigorously opposing the assertion of any such penalties. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to TE Connectivity in connection with the separation. Any penalty ultimately imposed upon the TE Connectivity subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is the Company's understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. If Tyco International is not able to resolve these contested adjustments through the IRS appeals process, it may choose to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. The Company has reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at March 25, 2011 and September 24, 2010 as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        The Company continues to believe that the amounts recorded in its Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to the Company's results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

Environmental Matters

        The Company is involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 25, 2011, the Company concluded that it was probable that it would incur remedial costs in the range of $14 million to $25 million. As of March 25, 2011, the Company concluded that the best estimate within this range is $14 million, of which $6 million is included in accrued and other current liabilities and $8 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of the Company's financial position and reserves for environmental matters of $14 million, the Company believes that any potential payment of such estimated amounts will not have a material adverse effect on its results of operations, financial position, or cash flows.

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

TE CONNECTIVITY LTD.

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

  Com-Net

        At March 25, 2011, the Company had a contingent purchase price commitment of $80 million related to its fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, the Company does not believe it has any obligation to the sellers. However, the sellers have contested the Company's position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as the Company does not believe that any payment is probable or reasonably estimable at this time.

11. Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of March 25, 2011 and September 24, 2010. See Note 8 for disclosure of the fair value of debt and Note 12 for additional information on fair value measurements.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  Interest Rate and Investment Risk Management

        The Company issues debt, from time to time, to fund its operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, the Company uses interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (via fair value hedge designation). The Company uses forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation). The Company also utilizes interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate and earnings exposure on cash and cash equivalents, and certain non-qualified deferred compensation liabilities.

        During the first six months of fiscal 2011, the Company entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, the Company receives fixed amounts of interest applicable to the underlying notes and pays a floating amount based upon the three month U.S. Dollar London interbank offered rate.

        The Company utilizes an interest rate swap designated as a cash flow hedge to manage interest rate exposure on a notional amount of $40 million of cash and cash equivalents as of March 25, 2011 and September 24, 2010. The fair value of the contract was not material as of March 25, 2011 and September 24, 2010.

        The Company utilizes a swap to manage exposure related to certain of the Company's non-qualified deferred compensation liabilities. The notional amount of the swap was $29 million and $19 million at March 25, 2011 and September 24, 2010, respectively, and acts as an economic hedge of changes in a portion of the liabilities. Both the change in value of the swap contract and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, the Company utilizes commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At March 25, 2011 and September 24, 2010, the Company's commodity hedges had notional values of $128 million and $108 million, respectively. The Company expects that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        The Company hedges its net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,054 million and $1,672 million at March 25, 2011 and September 24, 2010, respectively. The Company reclassified foreign exchange losses of $116 million and gains of $38 million

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

during the quarters ended March 25, 2011 and March 26, 2010, respectively, and losses of $102 million and gains of $54 million during the six months ended March 25, 2011 and March 26, 2010, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

  Derivative Instrument Summary

        The fair value of the Company's derivative instruments as of March 25, 2011 and September 24, 2010 is summarized below.

	March 25, 2011		September 24, 2010
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$2	$—	$4	$—
Interest rate swaps and swaptions	4	6	3	12
Commodity swap contracts	23	—	12	—

Total derivatives designated as hedging instruments	29	6	19	12

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	5	2	5	3
Investment swaps	1	—	2	—

Total derivatives not designated as hedging instruments	6	2	7	3

Total derivatives	$35	$8	$26	$15

(1)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $30 million and $22 million at March 25, 2011 and September 24, 2010, respectively. All interest rate swaps and swaption derivatives in asset positions are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $4 million and $3 million at March 25, 2011 and September 24, 2010, respectively.

(2)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $1 million and $2 million at March 25, 2011 and September 24, 2010, respectively. All interest rate swaps and swaption derivatives in liability positions are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $6 million and $12 million at March 25, 2011 and September 24, 2010, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	Gain Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives Designated as Fair Value Hedges	Location	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
		(in millions)
Interest rate swaps(1)	Interest expense	$1	$1	$3	$3

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in a gain of $1 million in each of the quarters ended March 25, 2011 and March 26, 2010, and a gain of $3 million in each of the six months ended March 25, 2011 and March 26, 2010. Interest rate swaps in place at March 25, 2011 had no gain or loss recognized on the Condensed Consolidated Statement of Operations during the periods.

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended March 25, 2011 and March 26, 2010 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended March 25, 2011:
Foreign currency contracts	$—	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	13	Cost of sales	8	Cost of sales	—
Interest rate swaps and swaptions(2)	—	Interest expense	(1)	Interest expense	(1)

Total	$13		$7		$(1)

For the Quarter Ended March 26, 2010:
Foreign currency contracts	$1	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	—	Cost of sales	2	Cost of sales	—
Interest rate swaps and swaptions(2)	(3)	Interest expense	(2)	Interest expense	(1)

Total	$(2)		$—		$(1)

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

(2)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $1 million and $2 million reflected in interest expense for the quarters ended March 25, 2011 and March 26, 2010, respectively. Forward starting interest rate swaps in place at March 25, 2011 did not result in any gains or losses during the period. Forward starting interest rate swaps in place at March 26, 2010 resulted in losses of $2 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at March 25, 2011 resulted in losses of $1 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period. Interest rate swaptions in place at March 26, 2010 resulted in losses of $1 million in other comprehensive income related to the effective portions of the hedges and losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship.

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the six months ended March 25, 2011 and March 26, 2010 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Six Months Ended March 25, 2011:
Foreign currency contracts	$—	Cost of sales	$2	Cost of sales(1)	$—
Commodity swap contracts	25	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(2)	6	Interest expense	(2)	Interest expense	1

Total	$31		$14		$1

For the Six Months Ended March 26, 2010:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales(1)	$—
Commodity swap contracts	4	Cost of sales	3	Cost of sales	—
Interest rate swaps and swaptions(2)	3	Interest expense	(3)	Interest expense	(2)

Total	$6		$—		$(2)

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $2 million and $3 million reflected in interest expense for the six months ended March 25, 2011 and March 26, 2010, respectively. Forward starting interest rate swaps in place at March 25, 2011 and March 26, 2010 resulted in gains of $6 million and gains of $1 million, respectively, in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at March 25, 2011 resulted in gains of $1 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period. Interest rate swaptions in place at March 26, 2010 resulted in gains of $2 million in other comprehensive income related to the effective portions of the hedges and losses of $2 million in interest expense as a result of amounts excluded from the hedging relationship.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	Gain Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives not Designated as Hedging Instruments	Location	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$5	$—	$5	$5
Investment swaps	Selling, general, and administrative expenses	5	—	4	—

Total		$10	$—	$9	$5

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
March 25, 2011:
Assets:
Commodity swap contracts	$23	$—	$—	$23
Interest rate swaps and swaptions	—	4	—	4
Investment swap contracts	—	1	—	1
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	6	78	—	84

Total assets at fair value	$29	$90	$—	$119

Liabilities:
Interest rate swaps and swaptions	$—	$6	$—	$6
Foreign currency contracts(1)	—	2	—	2

Total liabilities at fair value	$—	$8	$—	$8

September 24, 2010:
Assets:
Commodity swap contracts	$12	$—	$—	$12
Interest rate swaps and swaptions	—	3	—	3
Investment swap contracts	—	2	—	2
Foreign currency contracts(1)	—	9	—	9
Rabbi trust assets	6	78	—	84

Total assets at fair value	$18	$92	$—	$110

Liabilities:
Interest rate swaps and swaptions	$—	$12	$—	$12
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$—	$15	$—	$15

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 11 for a reconciliation of amounts to the Condensed Consolidated Balance Sheets.

        As of March 25, 2011 and September 24, 2010, the Company did not have significant financial assets or liabilities that are measured at fair value on a non-recurring basis.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts—Fair value of these assets and liabilities is determined using quoted prices on futures exchanges (level 1).

TE CONNECTIVITY LTD.

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

  •
  Foreign currency contracts—Fair value of these assets and liabilities is determined using the market approach. Values are based on observable market transactions of spot and forward currency rates (level 2).

  •
  Rabbi trust assets—Rabbi trust assets are principally comprised of comingled equity funds that are marked to fair value based on unadjusted quoted prices in active markets (level 1) and fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

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

13. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the quarters ended March 25, 2011 and March 26, 2010 was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Service cost	$2	$1	$17	$14
Interest cost	13	13	22	22
Expected return on plan assets	(16)	(14)	(14)	(13)
Amortization of net actuarial loss	9	8	10	7

Net periodic benefit cost	$8	$8	$35	$30

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the six months ended March 25, 2011 and March 26, 2010 was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Service cost	$4	$3	$33	$29
Interest cost	26	27	43	43
Expected return on plan assets	(32)	(29)	(28)	(27)
Amortization of net actuarial loss	18	16	20	15
Settlement/curtailment loss (gain)	—	2	—	(1)

Net periodic benefit cost	$16	$19	$68	$59

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters and six months ended March 25, 2011 and March 26, 2010.

        The Company anticipates that, at a minimum, it will make the minimum required contributions to its pension plans in fiscal 2011 of $4 million for U.S. plans and $67 million for non-U.S. plans. During the six months ended March 25, 2011, the Company contributed $1 million to its U.S. plans and $40 million to its non-U.S. plans.

        The Company expects to make contributions to its postretirement benefit plans of $2 million in fiscal 2011. During the six months ended March 25, 2011, Company contributions to its postretirement benefit plans were $1 million.

14. Income Taxes

        The Company recorded a tax provision of $74 million, for an effective income tax rate of 19.8%, and a tax provision of $187 million, for an effective income tax rate of 24.7%, for the quarter and six months ended March 25, 2011, respectively. The effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits recognized in connection with anticipated fiscal 2011 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits associated with certain ADC related restructuring charges and acquisition costs as well as tax benefits related to a favorable tax settlement. The effective income tax rate for the six months ended March 25, 2011 reflects tax benefits recognized in connection with anticipated fiscal 2011 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and tax benefits related to a favorable tax settlement.

        The Company recorded a tax provision of $135 million, for an effective income tax rate of 30.6%, and a tax provision of $204 million, for an effective income tax rate of 29.9% for the quarter and six months ended March 26, 2010, respectively. The effective income tax rate for the quarter and six months ended March 26, 2010 reflects a charge of $118 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

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

        The Company records accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 25, 2011, the Company had recorded $1,323 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,182 million was recorded in income taxes and $141 million was recorded in accrued and other current liabilities. During the quarter and six months ended March 25, 2011, the Company recognized $30 million and $67 million, respectively, of interest and penalties on the Condensed Consolidated Statements of Operations. As of September 24, 2010, the balance of accrued interest and penalties was $1,252 million, of which $1,119 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

        Although it is difficult to predict the timing or results of these pending examinations, it is the Company's understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the audit cycles of 1997 through 2000 and 2001 through 2004. Accordingly, Tyco International and the IRS could reach agreement on certain of these matters within the next twelve months. While the ultimate resolution is uncertain, based upon the current status of these examinations, the Company estimates that up to approximately $300 million of unrecognized tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        The Company is not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 25, 2011.

15. Other Income, Net

        The Company recorded net other income of $6 million and $75 million in the quarters ended March 25, 2011 and March 26, 2010, respectively, and $18 million and $83 million in the six months ended March 25, 2011 and March 26, 2010, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The $75 million of income in the second quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Other Income, Net (Continued)

primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest.

16. Earnings Per Share

        Basic earnings per share is computed by dividing net income attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Weighted-average shares outstanding:
Basic	443	457	444	458
Share options and restricted share awards	6	4	5	3

Diluted	449	461	449	461

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of TE Connectivity's common shares and inclusion would be antidilutive. Such shares not included in the computation were 10 million and 18 million for the quarters ended March 25, 2011 and March 26, 2010, respectively, and 14 million and 20 million for the six months ended March 25, 2011 and March 26, 2010, respectively.

17. Shareholders' Equity

  Common Shares

        Subject to certain conditions specified in the articles of association, the Company is authorized to increase its share capital by issuing new shares in aggregate not exceeding 50% of the Company's authorized shares. Additionally, in March 2011, the Company's shareholders reapproved and extended through March 9, 2013 the Company's board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles, in aggregate not exceeding 50% of the amount of the Company's authorized shares. Although the Company states its par value in Swiss Francs ("CHF"), it continues to use the U.S. Dollar as its reporting currency for preparing its Condensed Consolidated Financial Statements.

  Common Shares Held in Treasury

        At March 25, 2011, approximately 29 million common shares were held in treasury, of which 17 million were owned by a subsidiary of the Company. At September 24, 2010, approximately 25 million common shares were held in treasury, of which 21 million were owned by a subsidiary of the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

Company. Shares held both directly by the Company and by the subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

        In March 2011, the Company's shareholders approved the cancellation of 5,134,890 shares purchased under the Company's share repurchase program during the period from July 27, 2010 to December 24, 2010. The capital reduction by cancellation of shares is subject to a notice period and filing with the commercial register and is expected to be effective in the third quarter of fiscal 2011.

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

        In March 2010, the Company's shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of the Company's common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. The Company paid the third and fourth installments of the distribution at a rate of $0.16 per share each during the quarters ended December 24, 2010 and March 25, 2011. These capital reductions reduced the par value of the Company's common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28).

        In March 2011, the Company's shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments of $0.18 per share beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, the Company records a liability with a corresponding charge to contributed surplus or common shares. At March 25, 2011 and September 24, 2010, the declared but unpaid portion of dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets were $317 million and $142 million, respectively.

  Share Repurchase Program

        During September 2010, the Company's board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the second quarter and first six months of fiscal 2011, the Company purchased approximately 7 million and 8 million, respectively, of its common shares for $236 million and $281 million, respectively. During the second quarter and first six months of fiscal 2010, the Company purchased approximately 6 million and 7 million, respectively, of its

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

common shares for $147 million and $165 million, respectively. Since inception of the share repurchase program, the Company has purchased approximately 69 million shares for $2,179 million.

18. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Net income	$300	$306	$566	$479
Currency translation(1)	190	(106)	161	(162)
Gain (loss) on cash flow hedges, net of income taxes	5	(4)	16	4
Amortization of unrecognized pension and postretirement benefit costs, net of income taxes	12	14	24	20

	507	210	767	341
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(3)

Comprehensive income attributable to TE Connectivity Ltd.	$506	$208	$765	$338

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

19. Share Plans

        Total share-based compensation costs were $19 million and $16 million during the quarters ended March 25, 2011 and March 26, 2010, respectively, and $41 million and $31 million during the six months ended March 25, 2011 and March 26, 2010, respectively. Share-based compensation costs were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

        As of March 25, 2011, there were 15 million shares available for issuance under the Company's stock and incentive plans, of which the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

  Restricted Share Awards

        A summary of the Company's outstanding restricted share awards as of March 25, 2011 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	5,044,812	$23.12
Granted	2,132,911	34.01
Vested	(1,467,020)	22.71
Forfeited	(184,515)	26.39

Non-vested at March 25, 2011	5,526,188	$27.32

        As of March 25, 2011, there was $106 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.6 years.

        All unvested restricted share awards held by ADC employees fully vested upon acquisition by the Company, as stipulated in the original terms and conditions of the awards. As a result, all ADC restricted share awards vested, and were fully expensed by ADC, coincident to the acquisition.

  Share Options

        A summary of the Company's outstanding share option awards as of March 25, 2011 and changes during the six months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 24, 2010	25,143,547	$33.26
Granted	2,880,950	33.80
Effect of conversion of ADC share options into TE Connectivity Ltd. share options	2,937,569	38.88
Exercised	(3,085,005)	21.02
Expired	(2,349,315)	54.35
Forfeited	(367,184)	22.11

Outstanding at March 25, 2011	25,160,562	$33.67	5.3	$123

Vested and non-vested expected to vest at March 25, 2011	24,476,855	$33.87	5.3	$117
Exercisable at March 25, 2011	16,879,224	$37.13	3.7	$55

        As of March 25, 2011, there was $46 million of unrecognized compensation cost related to non-vested share options granted under the Company's share option plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

        All share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to the Company's common shares. The conversion factor was the tender offer price of $12.75 per share divided by the volume weighted-average share price for TE Connectivity common shares for the 10-day period preceding the acquisition. The terms and conditions of the original grants included change-of-control provisions that accelerated vesting. As a result of those provisions, all ADC share options and SARs vested, and were fully expensed, prior to conversion to awards based on the Company's common shares. The number of converted SARs outstanding and the associated liability were insignificant at March 25, 2011.

        As a result of the exchange of ADC Awards for Company share options and SARs, the Company recognized $2 million of incremental compensation expense during the first six months of fiscal 2011. Those costs, which are included in the total share-based compensation expense above, are presented in acquisition and integration costs in the Condensed Consolidated Statements of Operations.

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

        The weighted-average grant-date fair value of options granted during the six months ended March 25, 2011 and the weighted-average assumptions the Company used in the Black-Scholes-Merton option pricing model for the six months then ended were as follows:

Weighted-average grant-date fair value	$9.12
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.2%
Expected annual dividend per share	$0.72
Expected life of options (in years)	5.1

20. Segment Data

        The Company's former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011.

        Effective for the first quarter of fiscal 2011, the Company reorganized its management and segments to align the organization around its strategy. The Company's businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data (Continued)

has been included in the Network Solutions segment. The following represents the Company's current segment structure:

  •
  Transportation Solutions.  This segment consists of the Company's Automotive and Aerospace, Defense, and Marine businesses.

  •
  Communications and Industrial Solutions.  This segment contains the Company's Data Communications, Industrial, Consumer Devices, Lighting, Solar, Medical, Circuit Protection, and Touch Solutions businesses.

  •
  Network Solutions.  The Subsea Communications, Telecom Networks, Enterprise Networks, and Energy businesses are included in this segment. Also, this segment contains the businesses associated with ADC, which was acquired on December 8, 2010.

        The following segment information reflects the new segment reporting structure. Prior period segment results have been reclassified to conform to the new segment structure.

        Net sales by segment for the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Transportation Solutions	$1,357	$1,198	$2,668	$2,377
Communications and Industrial Solutions	1,208	1,157	2,431	2,247
Network Solutions	907	602	1,573	1,225

Total(1)	$3,472	$2,957	$6,672	$5,849

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income by segment for the quarters and six months ended March 25, 2011 and March 26, 2010 were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Transportation Solutions	$211	$149	$400	$248
Communications and Industrial Solutions	146	162	327	277
Network Solutions	48	87	78	142

Total	$405	$398	$805	$667

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at March 25, 2011 and September 24, 2010 were as follows:

	March 25, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$3,188	$2,918
Communications and Industrial Solutions	2,404	2,381
Network Solutions	1,944	1,410

Total segment assets(1)	7,536	6,709
Other current assets	2,336	2,889
Other non-current assets	8,208	7,394

Total assets	$18,080	$16,992

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

21. Subsequent Events

        On March 22, 2011, ADC, a recently acquired subsidiary of the Company, commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired on April 19, 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

22. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and 100%-owned subsidiary of TE Connectivity Ltd., is a holding company that owns, directly or indirectly, all of the operating subsidiaries of TE Connectivity Ltd. TEGSA is the obligor under the Company's senior notes, commercial paper, and Credit Facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,472	$—	$3,472
Cost of sales	—	—	2,428	—	2,428

Gross margin	—	—	1,044	—	1,044
Selling, general, and administrative expenses	49	—	396	—	445
Research, development, and engineering expenses	—	—	180	—	180
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	13	—	13

Operating income (loss)	(49)	—	454	—	405
Interest income	—	—	6	—	6
Interest expense	—	(39)	(4)	—	(43)
Other income, net	—	—	6	—	6
Equity in net income of subsidiaries	354	367	—	(721)	—
Intercompany interest and fees	(6)	26	(20)	—	—

Income before income taxes	299	354	442	(721)	374
Income tax expense	—	—	(74)	—	(74)

Net income	299	354	368	(721)	300
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd.	$299	$354	$367	$(721)	$299

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 26, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,957	$—	$2,957
Cost of sales	—	—	1,999	—	1,999

Gross margin	—	—	958	—	958
Selling, general, and administrative expenses	38	3	365	—	406
Research, development, and engineering expenses	—	—	142	—	142
Restructuring and other charges, net	—	—	12	—	12

Operating income (loss)	(38)	(3)	439	—	398
Interest income	—	—	6	—	6
Interest expense	—	(36)	(2)	—	(38)
Other income, net	—	—	75	—	75
Equity in net income of subsidiaries	346	359	—	(705)	—
Intercompany interest and fees	(4)	26	(22)	—	—

Income before income taxes	304	346	496	(705)	441
Income tax expense	—	—	(135)	—	(135)

Net income	304	346	361	(705)	306
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd.	$304	$346	$359	$(705)	$304

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,672	$—	$6,672
Cost of sales	—	—	4,607	—	4,607

Gross margin	—	—	2,065	—	2,065
Selling, general, and administrative expenses	92	1	754	—	847
Research, development, and engineering expenses	—	—	343	—	343
Acquisition and integration costs	2	—	16	—	18
Restructuring and other charges, net	—	—	52	—	52

Operating income (loss)	(94)	(1)	900	—	805
Interest income	—	—	11	—	11
Interest expense	—	(72)	(6)	—	(78)
Other income, net	—	—	18	—	18
Equity in net income of subsidiaries	672	695	—	(1,367)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(11)	50	(39)	—	—

Income from continuing operations before income taxes	564	669	884	(1,361)	756
Income tax expense	—	—	(187)	—	(187)

Income from continuing operations	564	669	697	(1,361)	569
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	564	669	694	(1,361)	566
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd.	$564	$669	$692	$(1,361)	$564

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 26, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,849	$—	$5,849
Cost of sales	—	—	4,050	—	4,050

Gross margin	—	—	1,799	—	1,799
Selling, general, and administrative expenses	70	7	697	—	774
Research, development, and engineering expenses	—	—	280	—	280
Restructuring and other charges, net	—	—	78	—	78

Operating income (loss)	(70)	(7)	744	—	667
Interest income	—	—	10	—	10
Interest expense	—	(73)	(4)	—	(77)
Other income, net	—	—	83	—	83
Equity in net income of subsidiaries	554	582	—	(1,136)	—
Intercompany interest and fees	(8)	52	(44)	—	—

Income before income taxes	476	554	789	(1,136)	683
Income tax expense	—	—	(204)	—	(204)

Net income	476	554	585	(1,136)	479
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd.	$476	$554	$582	$(1,136)	$476

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,239	$—	$1,239
Accounts receivable, net	—	—	2,495	—	2,495
Inventories	—	—	1,912	—	1,912
Intercompany receivables	23	1	30	(54)	—
Prepaid expenses and other current assets	10	3	821	—	834
Deferred income taxes	—	—	263	—	263

Total current assets	33	4	6,760	(54)	6,743
Property, plant, and equipment, net	—	—	3,129	—	3,129
Goodwill	—	—	3,602	—	3,602
Intangible assets, net	—	—	670	—	670
Deferred income taxes	—	—	2,547	—	2,547
Investment in subsidiaries	7,702	10,400	—	(18,102)	—
Intercompany loans receivable	8	5,628	5,805	(11,441)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,150	—	1,150
Other assets	—	14	225	—	239

Total Assets	$7,743	$16,046	$23,888	$(29,597)	$18,080

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$185	$—	$185
Accounts payable	2	—	1,556	—	1,558
Accrued and other current liabilities	360	68	1,447	—	1,875
Deferred revenue	—	—	132	—	132
Intercompany payables	30	—	24	(54)	—

Total current liabilities	392	68	3,344	(54)	3,750
Long-term debt	—	2,480	79	—	2,559
Intercompany loans payable	15	5,790	5,636	(11,441)	—
Long-term pension and postretirement liabilities	—	—	1,387	—	1,387
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,223	—	2,223
Other liabilities	—	6	534	—	540

Total Liabilities	407	8,344	13,488	(11,495)	10,744

Total Shareholders' Equity	7,336	7,702	10,400	(18,102)	7,336

Total Liabilities and Shareholders' Equity	$7,743	$16,046	$23,888	$(29,597)	$18,080

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,990	$—	$1,990
Accounts receivable, net	—	—	2,259	—	2,259
Inventories	—	—	1,583	—	1,583
Intercompany receivables	22	—	25	(47)	—
Prepaid expenses and other current assets	9	3	639	—	651
Deferred income taxes	—	—	248	—	248

Total current assets	31	3	6,744	(47)	6,731
Property, plant, and equipment, net	—	—	2,867	—	2,867
Goodwill	—	—	3,211	—	3,211
Intangible assets, net	—	—	392	—	392
Deferred income taxes	—	—	2,447	—	2,447
Investment in subsidiaries	7,229	8,622	—	(15,851)	—
Intercompany loans receivable	8	5,443	4,456	(9,907)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,127	—	1,127
Other assets	—	12	205	—	217

Total Assets	$7,268	$14,080	$21,449	$(25,805)	$16,992

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$100	$6	$—	$106
Accounts payable	1	—	1,385	—	1,386
Accrued and other current liabilities	172	63	1,569	—	1,804
Deferred revenue	—	—	164	—	164
Intercompany payables	25	—	22	(47)	—

Total current liabilities	198	163	3,146	(47)	3,460
Long-term debt	—	2,234	73	—	2,307
Intercompany loans payable	14	4,442	5,451	(9,907)	—
Long-term pension and postretirement liabilities	—	—	1,280	—	1,280
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,152	—	2,152
Other liabilities	—	12	440	—	452

Total Liabilities	212	6,851	12,827	(9,954)	9,936

Total Shareholders' Equity	7,056	7,229	8,622	(15,851)	7,056

Total Liabilities and Shareholders' Equity	$7,268	$14,080	$21,449	$(25,805)	$16,992

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(110)	$(22)	$843	$—	$711

Cash Flows From Investing Activities:
Capital expenditures	—	—	(231)	—	(231)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of business, net of cash acquired	—	—	(717)	—	(717)
Change in intercompany loans	1	1,163	—	(1,164)	—
Other	—	—	(9)	—	(9)

Net cash provided by (used in) investing activities	1	1,163	(790)	(1,164)	(790)

Cash Flows From Financing Activities:
Changes in parent company equity	537	(1,290)	753	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(470)	—	(470)
Proceeds from exercise of share options	—	—	65	—	65
Repurchase of common shares	(281)	—	—	—	(281)
Payment of cash distributions to shareholders	(147)	—	6	—	(141)
Loan borrowing with parent	—	—	(1,164)	1,164	—
Other	—	—	(6)	—	(6)

Net cash provided by (used in) financing activities	109	(1,141)	(816)	1,164	(684)

Effect of currency translation on cash	—	—	12	—	12
Net decrease in cash and cash equivalents	—	—	(751)	—	(751)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,239	$—	$1,239

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 26, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(64)	$(29)	$923	$—	$830

Cash Flows From Investing Activities:
Capital expenditures	—	—	(157)	—	(157)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Proceeds from sale of short-term investments	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(55)	—	(55)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Change in intercompany loans	(8)	29	—	(21)	—
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	(8)	29	(199)	(21)	(199)

Cash Flows From Financing Activities:
Changes in parent company equity	222	—	(222)	—	—
Proceeds from exercise of share options	—	—	3	—	3
Repurchase of common shares	—	—	(165)	—	(165)
Payment of cash distributions to shareholders	(150)	—	4	—	(146)
Loan borrowing from parent	—	—	(21)	21	—
Other	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	72	—	(406)	21	(313)

Net increase in cash and cash equivalents	—	—	318	—	318
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,839	$—	$1,839

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

Overview

        As discussed in Note 1 to the Condensed Consolidated Financial Statements, in March 2011, the shareholders of Tyco Electronics Ltd. approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remains unchanged.

        TE Connectivity Ltd. ("TE Connectivity" or the "Company", which may be referred to as "we," "us," or "our") is a global company that designs and manufactures approximately 500,000 products that connect and protect the flow of power and data inside millions of products used by consumers and industries. Our nearly 100,000 employees partner with customers in a broad array of industries from consumer electronics, energy, and healthcare to automotive, aerospace, and communication networks.

        Beginning with the first quarter of fiscal 2011, we operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. Our former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011. As discussed in Note 20 to the Condensed Consolidated Financial Statements, effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. Prior period segment results have been reclassified to conform to the new segment reporting structure.

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales increased 17.4% and 14.1% in the second quarter and first six months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010. On an organic basis, net sales growth was 7.4% and 9.4% in the second quarter and first six months of fiscal 2011, respectively. Our sales into consumer based markets, particularly in the automotive end market in our Transportation Solutions segment, have improved relative to last year. Also, in industrial and infrastructure based markets, the industrial, telecom networks, data communications, enterprise networks, energy, and aerospace, defense, and marine end markets have improved, and our sales into these markets increased above prior year levels as these markets are impacted by capital spending by companies and governments. These improvements were partially offset by declines in the subsea communications and consumer devices end markets.

        We are currently monitoring the situation in Japan and the implications of the recent earthquake and subsequent tsunami and aftershocks. Our facilities in Japan were not materially damaged; however, there have been disruptions in our customers' operations and the supply chain that supports their operations. We expect the majority of the impact to be in the third quarter of fiscal 2011. We estimate that sales and diluted earnings per share were negatively impacted by $20 million and $0.01 per share, respectively, in the second quarter of fiscal 2011. For the third quarter and full year of fiscal 2011, we currently expect sales to be negatively impacted by approximately $135 million and $220 million, respectively, and diluted earnings per share to be negatively impacted by approximately $0.09 and $0.14 per share, respectively.

        For fiscal 2011, which will be 53 weeks in length, we expect net sales to increase 16% to 18% from the fiscal 2010 levels and to be between $14.0 billion and $14.3 billion. This net sales growth is primarily due to strength in the automotive, network infrastructure, and industrial markets as well as the contribution of ADC. We expect diluted earnings per share from continuing operations to be in the range of $2.73 to $2.85 per share for fiscal 2011, with approximately $0.05 per share attributable to the additional week. We expect net sales in the third quarter of fiscal 2011 to be between $3.50 billion and $3.65 billion, an increase of 13% to 18% over the same period of fiscal 2010. In the third quarter of fiscal 2011, we expect diluted earnings per share from continuing operations to be in the range of $0.65 and $0.71 per share. We expect net sales in the fourth quarter of fiscal 2011 to increase 22% to 27% over net sales in the fourth quarter of fiscal 2010 and to be between $3.83 billion and $3.98 billion. We expect diluted earnings per share from continuing operations to be in the range of $0.82 and $0.88 per share in the fourth quarter of fiscal 2011. This outlook includes the impact of the earthquake in Japan discussed above and assumes current foreign exchange and commodity rates.

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

  Acquisition

        In July 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC, a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, we commenced a tender offer through a subsidiary to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of our subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary. On December 8, 2010, we acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, we exercised our option under the Merger Agreement to purchase additional shares from ADC that, when combined with the shares purchased in the tender offer, were sufficient to give us ownership of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, we owned 100% of the outstanding shares of ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for TE Connectivity share options and stock appreciation rights.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. The combined organization will offer a complete product portfolio across every major geographic market. It also adds ADC's Distributed Antenna System products, which will expand our wireless connectivity portfolio to provide greater mobile coverage and capacity solutions to carrier and enterprise customers as demand for mobile data continues to expand. We expect to realize cost savings and other synergies through operational efficiencies including consolidation of manufacturing, marketing, and general and administrative functions. ADC's businesses are reported as part of our Network Solutions segment from the date of acquisition.

        For the quarter ended March 25, 2011, ADC contributed net sales of $279 million and an operating loss of $31 million to our Condensed Consolidated Statements of Operations. The operating loss included charges of $30 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, restructuring charges of $17 million, and acquisition costs of $1 million.

        During the period from December 9, 2010 to March 25, 2011, ADC contributed net sales of $330 million and an operating loss of $88 million to our Condensed Consolidated Statements of Operations. The operating loss included restructuring charges of $52 million, charges of $37 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $8 million.

        See Note 4 to the Condensed Consolidated Financial Statements for more information regarding the acquisition.

  Acquisition Related Restructuring

        During fiscal 2011, we initiated a restructuring plan associated with the integration of ADC, which is expected to generate cost efficiencies in our consolidated operations. We expect to incur restructuring charges of approximately $80 million through fiscal 2012, primarily related to employee severance and benefits. As discussed above, in the first six months of fiscal 2011, we recorded charges of $52 million related to this plan. Cash spending related to this plan was $17 million in the first six months of fiscal 2011, and we expect total cash spending to be approximately $55 million in fiscal 2011. Annualized cost savings related to these actions are expected to be approximately $100 million, of which approximately 40% is expected to be realized in fiscal 2011.

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

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $15 million during fiscal 2011. In the first six months of fiscal 2011, cash spending related to restructuring was $37 million, and we expect total spending to be approximately $80 million in fiscal 2011. Annualized cost savings related to these actions are expected to be approximately $25 million.

  Divestiture

        In December 2009, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in the first six months of fiscal 2010.

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

 Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations during the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 175 million pounds of copper and approximately 170,000 troy ounces of gold in fiscal 2011. Current year copper and gold prices have increased from prior year levels. The following table sets forth the average prices incurred related to copper and gold during the periods presented:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Copper	Lb.	$4.10	$3.17	$3.92	$3.09
Gold	Troy oz.	$1,302	$1,077	$1,286	$1,072
  •
  Foreign exchange.  Approximately 56% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first six months of fiscal 2011 by major currencies invoiced was as follows:

U.S. Dollar	44%
Euro	30
Japanese Yen	8
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended				For the Six Months Ended
	March 25, 2011		March 26, 2010		March 25, 2011		March 26, 2010
	($ in millions)
Net sales	$3,472	100.0%	$2,957	100.0%	$6,672	100.0%	$5,849	100.0%
Cost of sales	2,428	69.9	1,999	67.6	4,607	69.0	4,050	69.2

Gross margin	1,044	30.1	958	32.4	2,065	31.0	1,799	30.8
Selling, general, and administrative expenses	445	12.8	406	13.7	847	12.7	774	13.2
Research, development, and engineering expenses	180	5.2	142	4.8	343	5.1	280	4.8
Acquisition and integration costs	1	—	—	—	18	0.3	—	—
Restructuring and other charges, net	13	0.4	12	0.4	52	0.8	78	1.3

Operating income	405	11.7	398	13.5	805	12.1	667	11.4
Interest income	6	0.2	6	0.2	11	0.2	10	0.2
Interest expense	(43)	(1.2)	(38)	(1.3)	(78)	(1.2)	(77)	(1.3)
Other income, net	6	0.2	75	2.5	18	0.3	83	1.4

Income from continuing operations before income taxes	374	10.8	441	14.9	756	11.3	683	11.7
Income tax expense	(74)	(2.1)	(135)	(4.6)	(187)	(2.8)	(204)	(3.5)

Income from continuing operations	300	8.6	306	10.3	569	8.5	479	8.2
Loss from discontinued operations, net of income taxes	—	—	—	—	(3)	—	—	—

Net income	300	8.6	306	10.3	566	8.5	479	8.2
Less: Net income attributable noncontrolling interests	(1)	—	(2)	(0.1)	(2)	—	(3)	(0.1)

Net income attributable to TE Connectivity Ltd.	$299	8.6%	$304	10.3%	$564	8.5%	$476	8.1%

        Net Sales.    Net sales increased $515 million, or 17.4%, to $3,472 million in the second quarter of fiscal 2011 from $2,957 million in the second quarter of fiscal 2010. In the first six months of fiscal 2011, net sales increased $823 million, or 14.1%, to $6,672 million, from $5,849 million. In the second quarter and first six months of fiscal 2011, ADC contributed net sales of $279 million and $330 million, respectively. On an organic basis, net sales increased $219 million, or 7.4%, in the second quarter of fiscal 2011 and $550 million, or 9.4%, in the first six months of fiscal 2011. These increases were primarily due to growth in the Transportation Solutions and Communications and Industrial Solutions segments. Foreign currency exchange rates increased net sales by $43 million, or 1.5%, in the second quarter of fiscal 2011 and $9 million, or 0.2%, in the first six months of fiscal 2011. Price erosion adversely affected net sales by $67 million and $127 million in the second quarter and first six months of fiscal 2011, respectively. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Europe/Middle East/Africa (EMEA)	36%	35%	36%	36%
Asia-Pacific	31	33	33	33
Americas	33	32	31	31

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 by geographic region:

	Change in Net Sales for the Quarter Ended March 25, 2011 versus Net Sales for the Quarter Ended March 26, 2010						Change in Net Sales for the Six Months Ended March 25, 2011 versus Net Sales for the Six Months Ended March 26, 2010
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
EMEA	$190	19.0%	$(12)	$12	$190	18.3%	$405	20.3%	$(96)	$(9)	$300	14.4%
Asia-Pacific	24	3.4	48	41	113	11.6	138	8.0	93	40	271	14.0
Americas	5	0.5	7	200	212	22.5	7	0.4	12	233	252	13.7

Total	$219	7.4%	$43	$253	$515	17.4%	$550	9.4%	$9	$264	$823	14.1%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Transportation Solutions	39%	41%	40%	41%
Communications and Industrial Solutions	35	39	36	38
Network Solutions	26	20	24	21

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 by segment:

	Change in Net Sales for the Quarter Ended March 25, 2011 versus Net Sales for the Quarter Ended March 26, 2010						Change in Net Sales for the Six Months Ended March 25, 2011 versus Net Sales for the Six Months Ended March 26, 2010
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
Transportation Solutions	$167	14.0%	$13	$(21)	$159	13.3%	$348	14.7%	$(13)	$(44)	$291	12.2%
Communications and Industrial Solutions	37	3.3	19	(5)	51	4.4	177	7.9	17	(10)	184	8.2
Network Solutions	15	2.6	11	279	305	50.7	25	2.1	5	318	348	28.4

Total	$219	7.4%	$43	$253	$515	17.4%	$550	9.4%	$9	$264	$823	14.1%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $86 million to $1,044 million in the second quarter of fiscal 2011 from $958 million in the second quarter of fiscal 2010. Gross margin as a percentage of net sales decreased to 30.1% in the second quarter of fiscal 2011 from 32.4% in the same period of fiscal 2010. The decrease was due to price erosion, increases in material costs, and charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, partially offset by volume increases and improved manufacturing productivity.

        In the first six months of fiscal 2011, gross margin increased $266 million to $2,065 million from $1,799 million in the first six months of fiscal 2010. Gross margin as a percentage of net sales was 31.0% in the first six months of fiscal 2011 as compared to 30.8% in the first six months of fiscal 2010. The increase was due to higher sales and, to a lesser degree, improved manufacturing productivity, largely offset by price erosion, increases in material costs, and charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $39 million to $445 million in the second quarter of fiscal 2011 from $406 million in the second quarter of fiscal 2010. In the first six months of fiscal 2011, selling, general, and administrative expenses increased $73 million to $847 million from $774 million in the first six months of fiscal 2010. The increases were primarily related to increased selling expenses to support higher sales levels. Selling, general, and administrative expenses as a percentage of net sales were 12.8% and 13.7% in the second quarters of fiscal 2011 and 2010, respectively, and 12.7% and 13.2% in the first six months of fiscal 2011 and 2010, respectively.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses as a percentage of net sales were 5.2% in the second quarter of fiscal 2011 as compared to 4.8% in the second quarter of fiscal 2010. In the first six months of fiscal 2011, research, development, and engineering expenses as a percentage of net sales were 5.1% as compared to 4.8% in the first six months of fiscal 2010. The increases were a result of our continued focus on developing future technologies within our businesses.

        Acquisition and Integration Costs.    In connection with the ADC acquisition, we incurred acquisition and integration costs of $1 million and $18 million during the quarter and six months ended March 25, 2011, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $13 million in the second quarter of fiscal 2011 as compared to $12 million in the same period of fiscal 2010. In the first six months of fiscal 2011, net restructuring and other charges were $52 million as compared to $78 million in the first six months of fiscal 2010. In the first six months of fiscal 2011, total restructuring and other charges, including amounts reflected in cost of sales, decreased $23 million to $52 million from $75 million in the first six months of fiscal 2010. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Fiscal 2010 actions primarily related to headcount reductions in the Transportation Solutions segment. As discussed above, charges in the first six months of fiscal 2010 included a long-lived asset impairment and a loss on sale totaling $13 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $405 million in the second quarter of fiscal 2011 as compared to $398 million in the same period of fiscal 2010. As discussed above, the second quarter of fiscal 2011 results included charges of $30 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, net restructuring and other charges of $13 million, and acquisition and integration costs of $1 million. Second quarter of fiscal 2010 results included net restructuring and other charges of $12 million. Excluding these items, the increase in operating income resulted from increased volume and improved manufacturing productivity, partially offset by price erosion, increases in material costs, and unfavorable product mix.

        Operating income was $805 million in the first six months of fiscal 2011 as compared to $667 million in the same period of fiscal 2010. As discussed above, the first six months of fiscal 2011 results included net restructuring and other charges of $52 million, charges of $37 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, and acquisition and integration costs of $18 million. The first six months of fiscal 2010 results included net restructuring and other charges of $75 million. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin, and higher gross margins as a percentage of sales due to increased volume and cost reduction benefits from restructuring actions, partially offset by price erosion, increases in material costs, and unfavorable product mix.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	($ in millions)
Net sales	$1,357	$1,198	$2,668	$2,377
Operating income	$211	$149	$400	$248
Operating margin	15.5%	12.4%	15.0%	10.4%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Automotive	88%	87%	88%	88%
Aerospace, Defense, and Marine	12	13	12	12

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 25, 2011 versus Net Sales for the Quarter Ended March 26, 2010						Change in Net Sales for the Six Months Ended March 25, 2011 versus Net Sales for the Six Months Ended March 26, 2010
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Automotive	$157	15.1%	$12	$(21)	$148	14.1%	$322	15.6%	$(12)	$(44)	$266	12.8%
Aerospace, Defense, and Marine	10	7.3	1	—	11	7.2	26	9.4	(1)	—	25	8.5

Total	$167	14.0%	$13	$(21)	$159	13.3%	$348	14.7%	$(13)	$(44)	$291	12.2%

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

  Quarter Ended March 25, 2011 Compared to Quarter Ended March 26, 2010

        In the second quarter of fiscal 2011, Transportation Solutions' net sales increased $159 million, or 13.3%, to $1,357 million from $1,198 million in the same period of fiscal 2010. Organic net sales increased by $167 million, or 14.0%, in the second quarter of fiscal 2011 primarily due to growth in the automotive market of $157 million. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $21 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $13 million, or 1.0%, in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

        In the automotive end market, our organic net sales growth was 15.1% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was broad-based and resulted from growth of 19.8% in the EMEA region, 18.6% in the Americas region, and 7.7% in the Asia-Pacific region driven by higher global automotive production and increased content per vehicle. Our organic net sales increased 7.3% in the aerospace, defense, and marine end market in the second quarter of fiscal 2011 as compared to the same period in fiscal 2010 primarily as a result of increased demand from commercial aircraft builders and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        In the second quarter of fiscal 2011, Transportation Solutions operating income increased $62 million to $211 million from $149 million in the second quarter of fiscal 2010. Segment results included restructuring and other credits of $6 million in the second quarter of fiscal 2011. Excluding these credits, the increase in operating income resulted from favorable impacts of increased volume and improved manufacturing productivity, partially offset by increases in material costs.

  Six Months Ended March 25, 2011 Compared to Six Months Ended March 26, 2010

        Transportation Solutions' net sales increased $291 million, or 12.2%, to $2,668 million in the first six months of fiscal 2011 from $2,377 million in the same period of fiscal 2010. Organic net sales increased by $348 million, or 14.7%, in the first six months of fiscal 2011 primarily due to growth in the automotive market of $322 million. The divestiture of the mechatronics business in fiscal 2010 resulted in a decrease in sales of $44 million in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The fluctuation of certain foreign currencies negatively affected net sales by

$13 million, or 0.6%, in the first six months of fiscal 2011 as compared to the same period of fiscal 2010.

        Our organic net sales growth was 15.6% in the automotive end market in the first six months of fiscal 2011 as compared to the same period of fiscal 2010. The increase was attributable to growth of 20.8% in the EMEA region, 15.2% in the Americas region, and 9.7% in the Asia-Pacific region resulting from higher global automotive production and increased content per vehicle. In the aerospace, defense, and marine end market, our organic net sales increased 9.4% in the first six months of fiscal 2011 as compared to the same period in fiscal 2010, primarily as a result of increased demand from commercial aircraft builders and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions operating income increased $152 million to $400 million in the first six months of fiscal 2011 as compared to $248 million in the same period of fiscal 2010. Segment results included restructuring and other credits of $5 million in the first six months of fiscal 2011 and charges of $37 million in the first six months of fiscal 2010. Excluding these items, the increase in operating income was due to favorable impacts of increased volume and improved manufacturing productivity, partially offset by increases in material costs.

  Communications and Industrial Solutions

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	($ in millions)
Net sales	$1,208	$1,157	$2,431	$2,247
Operating income	$146	$162	$327	$277
Operating margin	12.1%	14.0%	13.5%	12.3%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Industrial	31%	30%	31%	29%
Data Communications	21	19	21	19
Appliance	16	16	16	16
Consumer Devices	14	17	15	18
Computer	10	10	10	10
Touch Solutions	8	8	7	8

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 25, 2011 versus Net Sales for the Quarter Ended March 26, 2010						Change in Net Sales for the Six Months Ended March 25, 2011 versus Net Sales for the Six Months Ended March 26, 2010
	Organic(2)		Translation(3)	Divestiture	Total		Organic(2)		Translation(3)	Divestiture	Total
	($ in millions)
Industrial	$34	10.3%	$5	$—	$39	11.5%	$106	16.7%	$(1)	$(1)	$104	16.2%
Data Communications	20	9.5	6	—	26	11.7	62	14.3	7	—	69	15.9
Appliance	9	4.9	2	—	11	5.9	40	11.3	—	—	40	11.4
Consumer Devices	(30)	(15.0)	5	(5)	(30)	(14.9)	(35)	(8.5)	8	(9)	(36)	(8.8)
Computer	(3)	(2.6)	1	—	(2)	(1.7)	(2)	(0.7)	4	—	2	0.9
Touch Solutions	7	7.5	—	—	7	7.8	6	3.6	(1)	—	5	2.8

Total	$37	3.3%	$19	$(5)	$51	4.4%	$177	7.9%	$17	$(10)	$184	8.2%

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

  Quarter Ended March 25, 2011 Compared to Quarter Ended March 26, 2010

        In the second quarter of fiscal 2011, Communications and Industrial Solutions' net sales increased $51 million, or 4.4%, to $1,208 million from $1,157 million in the same period of fiscal 2010. Organic net sales increased $37 million, or 3.3%, during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The divestiture of the mechatronics business in fiscal 2010 resulted in a decrease in sales of $5 million in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $19 million, or 1.5%, in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

        In the second quarter of fiscal 2011, our organic net sales increased 10.3% in the industrial end market as compared to the second quarter of fiscal 2010 primarily as a result of strong growth across the industrial machinery, factory automation, and commercial and building markets, especially in the EMEA and the Asia-Pacific regions. Our organic net sales increased 9.5% in the data communications end market in the second quarter of fiscal 2011 from the same period of fiscal 2010 due to strength in sales in the server, storage, and wireless markets. In the appliance end market, our organic net sales growth of 4.9% in the second quarter of fiscal 2011 from the same period of fiscal 2010 was attributable to improved consumer demand, particularly in the EMEA region. Our organic net sales decreased 15.0% in the consumer devices end market in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 due to weaker demand in the mobile phone and consumer electronics markets driven by our platform position. In the computer end market, our organic net sales decline of 2.6% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 resulted from softening demand, primarily in the personal computer market. Our organic net sales increase was 7.5% in the touch solutions end market in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 as a result of increased sales in the industrial and retail markets, particularly in the EMEA region.

        Communications and Industrial Solutions' operating income decreased $16 million to $146 million in the second quarter of fiscal 2011 from $162 million in the second quarter of fiscal 2010. The decrease in operating income resulted from price erosion and increased material costs, partially offset by volume increases and by a decrease in restructuring and other charges of $11 million.

  Six Months Ended March 25, 2011 Compared to Six Months Ended March 26, 2010

        Communications and Industrial Solutions' net sales increased $184 million, or 8.2%, to $2,431 million in the first six months of fiscal 2011 as compared to $2,247 million in the same period of fiscal 2010. Organic net sales increased $177 million, or 7.9%, during the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $10 million in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $17 million, or 0.7%, in the first six months of fiscal 2011 as compared to the same period of fiscal 2010.

        Our organic net sales increased 16.7% in the industrial end market in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 primarily due to strong growth across the industrial machinery, factory automation, and commercial and building markets. In the data communications end market, our organic net sales increased 14.3% in the first six months of fiscal 2011 from the first six months of fiscal 2010 due to strength in sales in the server, storage, and wireless markets. Our organic net sales growth of 11.3% in the appliance end market in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 was due to improved consumer demand, particularly in the EMEA region. In the consumer devices end market, our organic net sales decreased 8.5% in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 due to weaker demand in the mobile phone and consumer electronics markets driven by our platform position. Our organic net sales decline of 0.7% in the computer end market in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 was attributable to softening demand, primarily in the personal computer market, partially offset by strength in the tablets and portables markets. In the touch solutions end market, our organic net sales increase was 3.6% in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of increased sales in the industrial and retail markets, particularly in the EMEA region.

        In the first six months of fiscal 2011, Communications and Industrial Solutions' operating income increased $50 million to $327 million from $277 million in the first six months of fiscal 2010. The increase in operating income was attributable to increased margins related to volume increases, favorable product mix, and a decrease in restructuring and other charges of $15 million, partially offset by price erosion and increased material costs.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	($ in millions)
Net sales	$907	$602	$1,573	$1,225
Operating income	$48	$87	$78	$142
Operating margin	5.3%	14.5%	5.0%	11.6%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Telecom Networks	43%	19%	37%	18%
Energy	21	29	25	30
Enterprise Networks	20	17	19	19
Subsea Communications	16	35	19	33

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 25, 2011 versus Net Sales for the Quarter Ended March 26, 2010						Change in Net Sales for the Six Months Ended March 25, 2011 versus Net Sales for the Six Months Ended March 26, 2010
	Organic(2)		Translation(3)	Acquisition	Total		Organic(2)		Translation(3)	Acquisition (Divestiture)	Total
	($ in millions)
Telecom Networks	$35	32.9%	$4	$232	$271	242.0%	$71	33.3%	$2	$277	$350	155.6%
Energy	19	11.6	4	—	23	13.4	41	12.2	(1)	(12)	28	7.5
Enterprise Networks	20	19.7	3	47	70	63.6	29	14.7	4	53	86	39.1
Subsea Communications	(59)	(28.4)	—	—	(59)	(28.4)	(116)	(28.5)	—	—	(116)	(28.4)

Total	$15	2.6%	$11	$279	$305	50.7%	$25	2.1%	$5	$318	$348	28.4%

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

  Quarter Ended March 25, 2011 Compared to Quarter Ended March 26, 2010

        Network Solutions' net sales increased $305 million, or 50.7%, to $907 million in the second quarter of fiscal 2011 from $602 million in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, the acquisition of ADC increased sales by $279 million. Organic net sales increased $15 million, or 2.6%, in the second quarter of fiscal 2011 from the same period of fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $11 million, or 1.7%, in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

        In the telecom networks end market, our organic net sales increase of 32.9% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA and South America regions. In the second quarter of fiscal 2011, our organic net sales increased 11.6% in the energy end market as compared to the second quarter of fiscal 2010 primarily as a result of a continuing strong recovery in the industrial and power distribution markets, particularly in the EMEA region, as well as minor favorable seasonal impacts. Our organic sales in the enterprise networks end market increased 19.7% in the second quarter of fiscal 2011 from fiscal 2010 levels due to increased data center investment, particularly in the EMEA and Asia-Pacific regions. In the second quarter of fiscal 2011, the subsea communications end market's organic net sales decreased 28.4% as compared to the same period of fiscal 2010 due to lower levels of project activity.

        In the second quarter of fiscal 2011, Network Solutions' operating income decreased $39 million to $48 million from $87 million in the second quarter of fiscal 2010. The decrease was primarily the result of $48 million of charges related to the acquisition of ADC, including $30 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, $17 million of restructuring charges, and $1 million of acquisition and integration costs. Excluding these items, operating income increased due to higher sales levels, partially offset by unfavorable product mix and price erosion.

  Six Months Ended March 25, 2011 Compared to Six Months Ended March 26, 2010

        In the first six months of fiscal 2011, Network Solutions' net sales increased $348 million, or 28.4%, to $1,573 million from $1,225 million in the first six months of fiscal 2010. The acquisition of ADC increased sales by $330 million in the first six months of fiscal 2011. The divestiture of the Dulmison connectors and fittings product line in fiscal 2010 resulted in a decrease in sales of $12 million in the first six months of fiscal 2011 as compared to the same period of fiscal 2010. Organic net sales increased $25 million, or 2.1%, in the first six months of fiscal 2011 from the same period of fiscal 2010. The strengthening of certain foreign currencies positively impacted net sales by $5 million, or 0.3%, in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010.

        Our organic net sales increase of 33.3% in the telecom networks end market in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA and South America regions. In the energy end market, our organic net sales increased 12.2% in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 primarily due to a continuing strong recovery in the industrial and power distribution markets. Our organic sales in the enterprise networks end market increased 14.7% in the first six months of fiscal 2011 from fiscal 2010 levels as a result of increased data center investment, particularly in the EMEA and Asia-Pacific regions. The subsea communications end market's organic net sales decreased 28.5% in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as a result of lower levels of project activity.

        Network Solutions' operating income decreased $64 million to $78 million in the first six months of fiscal 2011 from $142 million in the same period of fiscal 2010. During the first six months of fiscal 2011, segment results included $107 million of charges related to the acquisition of ADC, including $52 million of restructuring charges, $37 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to inventories and customer order backlog, and $18 million of acquisition and integration costs. Segment results included $19 million of net restructuring and other charges during the first six months of fiscal 2010. Excluding these charges, operating income increased due to higher sales levels, partially offset by unfavorable product mix and price erosion.

Non-Operating Items

  Other Income, Net

        We recorded net other income of $6 million and $75 million in the quarters ended March 25, 2011 and March 26, 2010, respectively, and $18 million and $83 million in the six months ended March 25, 2011 and March 26, 2010, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). The $75 million of income in the second quarter of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest.

  Income Taxes

        We recorded a tax provision of $74 million, for an effective income tax rate of 19.8%, and a tax provision of $187 million, for an effective income tax rate of 24.7%, for the quarter and six months ended March 25, 2011, respectively. The effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits recognized in connection with anticipated fiscal 2011 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits associated with certain ADC related restructuring charges and acquisition costs as well as tax benefits related to a favorable tax settlement. The effective income tax rate for the six months ended March 25, 2011 reflects tax benefits recognized in connection with anticipated fiscal 2011 profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and tax benefits related to a favorable tax settlement.

        We recorded a tax provision of $135 million, for an effective income tax rate of 30.6%, and a tax provision of $204 million, for an effective income tax rate of 29.9% for the quarter and six months ended March 26, 2010, respectively. The effective income tax rate for the quarter and six months ended March 26, 2010 reflects a charge of $118 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the effective income tax rate for the quarter and six months ended March 26, 2010 reflects tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions.

Liquidity and Capital Resources

        The following table summarizes our cash flows from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Net cash provided by operating activities	$557	$500	$711	$830
Net cash provided by (used in) investing activities	3	(135)	(790)	(199)
Net cash used in financing activities	(737)	(220)	(684)	(313)
Effect of currency translation on cash	9	(1)	12	—

Net increase (decrease) in cash and cash equivalents	$(168)	$144	$(751)	$318

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

  Cash Flows from Operating Activities

        The following table summarizes the sources and uses of our cash flows from operating activities:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Operating income	$405	$398	$805	$667
Depreciation and amortization	148	128	281	266
Deferred income taxes	(1)	102	104	155
Provisions for losses on accounts receivable and inventories	7	5	13	—
Other, net	33	15	55	54
Changes in assets and liabilities, net:
Accounts receivable, net	(19)	(70)	(12)	(146)
Inventories	(71)	(109)	(177)	(129)
Accounts payable	25	98	29	260
Accrued and other current liabilities	87	101	(258)	4
Other	54	(1)	125	(30)
Interest income	6	6	11	10
Interest expense	(43)	(38)	(78)	(77)
Income tax expense	(74)	(135)	(187)	(204)

Net cash provided by operating activities	$557	$500	$711	$830

        Net cash provided by continuing operating activities increased to $557 million in the second quarter of fiscal 2011 from $500 million in the second quarter of fiscal 2010. The increase resulted primarily from changes in working capital, partially offset by higher income taxes paid in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010. In the first six months of fiscal 2011, net cash provided by continuing operating activities decreased to $711 million from $830 million in the first six months of fiscal 2010. The decrease resulted from the build-up of inventories and the reduction of accrued and other current liabilities, primarily related to employee compensation, partially offset by the impact of higher income levels.

        The amount of income taxes paid, net of refunds, was $61 million and $32 million during the second quarters of fiscal 2011 and 2010, respectively, and $69 million and $48 million during the first six months of fiscal 2011 and 2010, respectively.

  Cash Flows from Investing Activities

        The following table summarizes the sources and uses of our cash flows from investing activities:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Capital expenditures	$(114)	$(81)	$(231)	$(157)
Proceeds from sale of property, plant, and equipment	4	3	12	5
Proceeds from sale of short-term investments	118	—	155	1
Acquisition of business, net of cash acquired	—	(55)	(717)	(55)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	—	12
Other	(5)	(2)	(9)	(5)

Net cash provided by (used in) investing activities	$3	$(135)	$(790)	$(199)

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $33 million to $114 million in the second quarter of fiscal 2011 as compared to $81 million in the second quarter of fiscal 2010. In the first six months of fiscal 2011, capital spending increased $74 million to $231 million from $157 million in the first six months of fiscal 2010. We expect fiscal 2011 capital spending levels to be approximately 4% of net sales.

        In the first six months of fiscal 2011, we acquired ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million of other non-cash consideration. We have entered into binding sales agreements related to the sale of certain assets acquired in connection with the acquisition of ADC. In the third quarter of fiscal 2011, we expect to receive proceeds of approximately $100 million in connection with the sale of these assets.

        During the second quarter of fiscal 2010, we acquired Sensitive Object for a purchase price of $61 million, net of cash acquired, which included $6 million of contingent consideration to be paid during fiscal 2011.

        We received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line in the first six months of fiscal 2010.

  Cash Flows from Financing Activities and Capitalization

        The following table summarizes the sources and uses of our cash flows from financing activities:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in millions)
Decrease in commercial paper	$—	$—	$(100)	$—
Proceeds from long-term debt	—	—	249	—
Repayment of long-term debt	(470)	—	(470)	—
Proceeds from exercise of share options	41	2	65	3
Repurchase of common shares	(236)	(147)	(281)	(165)
Payment of cash distributions to shareholders	(70)	(72)	(141)	(146)
Other	(2)	(3)	(6)	(5)

Net cash used in financing activities	$(737)	$(220)	$(684)	$(313)

        Total debt at March 25, 2011 and September 24, 2010 was $2,744 million and $2,413 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding debt.

        During December 2010, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance were approximately $249 million.

        In the first quarter of fiscal 2011, in connection with the acquisition of ADC, we assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 4 to the Condensed Consolidated Financial Statements for more information on the ADC acquisition. In December 2010, our ADC subsidiary commenced offers to purchase $650 million aggregate principal amount of the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in January 2011. Promptly thereafter, $198 million principal amount of the convertible subordinated notes due 2013, $55 million principal amount of the convertible subordinated notes due 2015, and $218 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        In connection with an internal reorganization related to the acquisition of ADC, on March 22, 2011, our ADC subsidiary commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired on April 19, 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        In April 2007, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"). At March 25, 2011, the total effective commitment under the Credit Facility was $1,425 million. TEGSA had no borrowings under the Credit Facility at March 25, 2011 and September 24, 2010.

        Our Credit Facility contains a financial ratio covenant providing that if our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain additional customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 25, 2011, we were in compliance with all of our Credit Facility and debt covenants and believe that we will continue to be in compliance with these covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to ADC's payment obligations under its convertible notes.

        Payment of cash distributions to shareholders were $70 million and $72 million in the second quarters of fiscal 2011 and 2010, respectively, and $141 million and $146 million in the first six months of fiscal 2011 and fiscal 2010, respectively. In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.72 Swiss Francs ("CHF") (equivalent to $0.64) per share, payable in four equal installments in each quarter beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third and fourth installments of the distribution at a rate of $0.16 per share each during the quarters ended December 24, 2010 and March 25, 2011. These capital reductions reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28). In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments of $0.18 per share beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters.

        During September 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the second quarter and first six months of fiscal 2011, we purchased approximately 7 million and 8 million, respectively, of our common shares for $236 million and $281 million, respectively. During the second quarter and first six months of fiscal 2010, we purchased approximately 6 million and 7 million, respectively, of our common shares for $147 million and $165 million, respectively. Since inception of the share repurchase program, we have purchased approximately 69 million shares for $2,179 million.

Backlog

        At March 25, 2011, we had a backlog of unfilled orders of $3,217 million compared to a backlog of $2,966 million at September 24, 2010. Backlog by reportable segment was as follows:

	March 25, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$1,081	$873
Communications and Industrial Solutions	1,405	1,304
Network Solutions	731	789

Total	$3,217	$2,966

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

        The IRS continues to audit certain Tyco International income tax returns for the years 2001 through 2004 and is nearing completion of its fieldwork for this period. It is possible that the audit for the years 2001 through 2004 will conclude within the next twelve months. During the fourth quarter of fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. We have reflected $244 million of liabilities related to the audits of Tyco International's income tax returns for 1997 through 2000 and 2001 through 2004 in accrued and other current liabilities on the Condensed Consolidated Balance Sheets at March 25, 2011 and September 24, 2010 as certain of these matters could be resolved within one year. It is anticipated that the IRS will commence its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        We continue to believe that the amounts recorded in our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, tax matters, disputes on agreements, other commercial disputes, environmental matters, and antitrust claims. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position, or cash flows. However, one or more of the proceedings could have a material adverse effect on our results of operations, financial position, or cash flows in a future period. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

  Com-Net

        At March 25, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the motion pleading and discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        At March 25, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $453 million, of which $50 million was related to our contract with the State of New York. In January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 10 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the potential claims related to the contract with the State of New York discussed above, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and TE Connectivity share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $339 million were recorded on the Condensed Consolidated Balance Sheets at March 25, 2011 and September 24, 2010. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the six months ended March 25, 2011, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

        During the first six months of fiscal 2011, certain judgments and assumptions were made in connection with the acquisition of ADC. Our acquisition policy and related estimates are as follows:

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

        The following and other risks, which are described in greater detail in "Part II. Item 1A. Risk Factors" of this report and "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Risks that ADC's operations will not be successfully integrated into ours and that we do not achieve expected synergies;

  •
  Risks associated with future acquisitions and divestitures;

  •
  Global risks of natural disasters, political, economic, and military instability;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2011. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 25, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 25, 2011.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 25, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ADC Acquisition

        We acquired ADC on December 8, 2010. We have not yet completed our assessment of the internal controls within ADC; however, we are not aware of any material changes in these controls during the period from December 9, 2010 to March 25, 2011.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 except as otherwise described below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

        Our sales and operations will be negatively impacted as a result of the recent earthquake and subsequent tsunami and aftershocks in Japan.

        We are currently monitoring the situation in Japan and the implications of the recent earthquake and subsequent tsunami and aftershocks. Our facilities in Japan were not materially damaged; however, there have been disruptions in our customers' operations in Japan as well as in the supply chain that supports their operations. As a result, we expect that there will be a negative impact on our sales and operations although we cannot predict with certainty the effect of that impact. In addition, if current conditions in Japan were to worsen or were not to substantially improve, our business, financial condition, and results of operations could be materially adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 25, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 25, 2010 - January 21, 2011	4,379	$36.45	—	$822,774,190
January 22 - February 25, 2011	5,359,010	37.12	5,350,795	624,174,065
February 26 - March 25, 2011	1,485,419	35.78	1,485,400	571,022,770

Total	6,848,808	$36.83	6,836,195

(1)
This column includes the following transactions which occurred during the quarter ended March 25, 2011:

(i)
the acquisition of 12,613 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 6,836,195 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to Tyco Electronics' Current Report on Form 8-K, filed March 10, 2011)
3.2	Organizational Regulations of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.2 to Tyco Electronics' Current Report on Form 8-K, filed March 10, 2011)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 25, 2011, filed on April 26, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

*
Filed herewith

**
Furnished herewith

Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Quarterly Report, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Quarterly Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 26, 2011