Form 10-Q
period 2011-06-24
TE Connectivity Ltd.
filed 2011-07-22
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 24, 2011
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

        The number of common shares outstanding as of July 18, 2011 was 433,390,765.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions, except per share data)
Net sales	$3,729	$3,084	$10,401	$8,933
Cost of sales	2,604	2,099	7,211	6,149

Gross margin	1,125	985	3,190	2,784
Selling, general, and administrative expenses	452	375	1,299	1,149
Research, development, and engineering expenses	188	147	531	427
Acquisition and integration costs	1	—	19	—
Restructuring and other charges, net	13	3	65	81
Pre-separation litigation income	—	(7)	—	(7)

Operating income	471	467	1,276	1,134
Interest income	5	4	16	14
Interest expense	(40)	(38)	(118)	(115)
Other income (expense), net	(5)	42	13	125

Income from continuing operations before income taxes	431	475	1,187	1,158
Income tax expense	(74)	(144)	(261)	(348)

Income from continuing operations	357	331	926	810
Loss from discontinued operations, net of income taxes	—	—	(3)	—

Net income	357	331	923	810
Less: net income attributable to noncontrolling interests	(2)	(1)	(4)	(4)

Net income attributable to TE Connectivity Ltd.	$355	$330	$919	$806

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$355	$330	$922	$806
Loss from discontinued operations	—	—	(3)	—

Net income	$355	$330	$919	$806

Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.81	$0.73	$2.09	$1.77
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.81	$0.73	$2.08	$1.77

Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.80	$0.72	$2.06	$1.75
Loss from discontinued operations	—	—	—	—

Net income	$0.80	$0.72	$2.06	$1.75

Cash distributions paid per common share of TE Connectivity Ltd.	$0.18	$0.16	$0.50	$0.48
Weighted-average number of shares outstanding:
Basic	437	451	441	456
Diluted	442	456	447	460

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 24, 2011	September 24, 2010
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,212	$1,990
Accounts receivable, net of allowance for doubtful accounts of $45 and $44, respectively	2,614	2,259
Inventories	1,996	1,583
Prepaid expenses and other current assets	775	651
Deferred income taxes	263	248

Total current assets	6,860	6,731
Property, plant, and equipment, net	3,147	2,867
Goodwill	3,600	3,211
Intangible assets, net	673	392
Deferred income taxes	2,447	2,447
Receivable from Tyco International Ltd. and Covidien plc	1,055	1,127
Other assets	250	217

Total Assets	$18,032	$16,992

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$1	$106
Accounts payable	1,612	1,386
Accrued and other current liabilities	1,974	1,804
Deferred revenue	104	164

Total current liabilities	3,691	3,460
Long-term debt	2,654	2,307
Long-term pension and postretirement liabilities	1,205	1,280
Deferred income taxes	290	285
Income taxes	2,068	2,152
Other liabilities	538	452

Total Liabilities	10,446	9,936

Commitments and contingencies (Note 10)
Shareholders' Equity:
Common shares, 463,080,684 shares authorized and issued, CHF 1.37 par value, and 468,215,574 shares authorized and issued, CHF 1.73 par value, respectively	593	599
Contributed surplus	7,607	8,085
Accumulated deficit	(242)	(1,161)
Treasury shares, at cost, 30,270,462 and 24,845,929 shares, respectively	(959)	(721)
Accumulated other comprehensive income	576	246

Total TE Connectivity Ltd. shareholders' equity	7,575	7,048
Noncontrolling interests	11	8

Total Shareholders' Equity	7,586	7,056

Total Liabilities and Shareholders' Equity	$18,032	$16,992

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 24, 2011	June 25, 2010
	(in millions)
Cash Flows From Operating Activities:
Net income	$923	$810
Loss from discontinued operations, net of income taxes	3	—

Income from continuing operations	926	810
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	6	17
Depreciation and amortization	427	395
Deferred income taxes	113	275
Provision for losses on accounts receivable and inventories	21	(1)
Tax sharing income	(13)	(126)
Other	49	78
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(108)	(374)
Inventories	(244)	(261)
Inventoried costs on long-term contracts	16	5
Prepaid expenses and other current assets	92	(42)
Accounts payable	79	367
Accrued and other current liabilities	(250)	86
Income taxes	21	—
Deferred revenue	(68)	(35)
Long-term pension and postretirement liabilities	53	41
Other	29	(30)

Net cash provided by operating activities	1,149	1,205

Cash Flows From Investing Activities:
Capital expenditures	(375)	(249)
Proceeds from sale of property, plant, and equipment	58	5
Proceeds from sale of intangible assets	68	—
Proceeds from sale of short-term investments	155	1
Acquisition of businesses, net of cash acquired	(731)	(70)
Proceeds from divestiture of business, net of cash retained by business sold	—	12
Other	(10)	(21)

Net cash used in investing activities	(835)	(322)

Cash Flows From Financing Activities:
Decrease in commercial paper	(100)	—
Proceeds from long-term debt	249	—
Repayment of long-term debt	(565)	—
Proceeds from exercise of share options	74	12
Repurchase of common shares	(540)	(373)
Payment of common share dividends and cash distributions to shareholders	(220)	(218)
Other	(13)	(8)

Net cash used in financing activities	(1,115)	(587)

Effect of currency translation on cash	23	(2)
Net increase (decrease) in cash and cash equivalents	(778)	294
Cash and cash equivalents at beginning of period	1,990	1,521

Cash and cash equivalents at end of period	$1,212	$1,815

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        We operate through three reportable segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. Our former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011. Effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. See Note 4 for additional information regarding the acquisition of ADC and Note 20 for additional information regarding our segments.

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2011 and fiscal 2010 are to our fiscal years ending September 30, 2011 and September 24, 2010, respectively.

  Company Name Change

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remains unchanged.

  Reclassifications

        We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

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

  Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued an update to guidance in ASC 220, Comprehensive Income, that changes the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. These updates to ASC 820 are effective for us in the second quarter of fiscal 2012. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following during the quarters and nine months ended June 24, 2011 and June 25, 2010:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Restructuring and related charges, net	$13	$3	$65	$68
Loss on divestiture and impairment of long-lived assets	—	—	—	13

	$13	$3	$65	$81

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Charges, Net

        Charges to operations by segment during the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Transportation Solutions	$(13)	$6	$(18)	$43
Communications and Industrial Solutions	15	(1)	19	18
Network Solutions	11	(2)	64	4

	13	3	65	65
Less: credits in cost of sales	—	—	—	3

Restructuring and related charges, net	$13	$3	$65	$68

        Amounts recognized on the Condensed Consolidated Statements of Operations during the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Cash charges	$12	$2	$59	$61
Non-cash charges	1	1	6	4

	13	3	65	65
Less: credits in cost of sales	—	—	—	3

Restructuring and related charges, net	$13	$3	$65	$68

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during the first nine months of fiscal 2011 is summarized as follows:

	Balance at September 24, 2010	Charges	Utilization	Changes in Estimate	Currency Translation and Other		Balance at June 24, 2011
	(in millions)
Fiscal 2011 Actions:
Employee severance	$—	$84	$(30)	$(1)	$11		$64
Facility exit costs	—	—	(2)	—	7		5
Other	—	1	—	—	—		1

Total	—	85	(32)	(1)	18	(1)	70

Fiscal 2010 Actions:
Employee severance	42	—	(12)	(14)	3		19
Facility exit costs	1	—	(1)	—	—		—
Other	2	—	—	(2)	—		—

Total	45	—	(13)	(16)	3		19

Pre-Fiscal 2010 Actions:
Employee severance	55	2	(18)	(14)	1		26
Facilities exit costs	40	2	(9)	—	1		34
Other	5	2	(4)	(1)	—		2

Total	100	6	(31)	(15)	2		62

Total Activity	$145	$91	$(76)	$(32)	$23		$151

(1)
Includes $16 million of ADC liabilities assumed.

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. In connection with these actions, during the nine months ended June 24, 2011, we recorded net restructuring charges of $84 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2011 by the end of fiscal year 2012 and to incur additional charges, primarily in the Network Solutions segment, of approximately $5 million relating to these initiated actions.

        During the nine months ended June 24, 2011, in connection with the acquisition of ADC, we assumed $16 million of liabilities related to employee severance and exited lease facilities which have been included in the Network Solutions segment. We expect to incur charges of $2 million relating to these actions.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2010 Actions

        We initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Solutions segment. In connection with these actions, during the nine months ended June 24, 2011 and June 25, 2010, we recorded net restructuring credits of $16 million and charges of $55 million, respectively, primarily related to employee severance and benefits. The credits in the first nine months of fiscal 2011 related primarily to decreases in planned employee headcount reductions associated with the Transportation Solutions segment. We expect to complete all restructuring activities commenced in fiscal 2010 by the end of fiscal 2011 and to incur additional charges, primarily in the Transportation Solutions segment, of approximately $2 million relating to these initiated actions.

  Pre-Fiscal 2010 Actions

        During the nine months ended June 24, 2011 and June 25, 2010, we recorded net restructuring credits of $9 million and charges of $6 million, respectively, related to pre-fiscal 2010 actions. The credits in the first nine months of fiscal 2011 included $15 million related primarily to decreases in planned employee headcount reductions associated with the Transportation Solutions segment. We expect to complete all restructuring activities commenced in fiscal 2009 by the end of fiscal 2011 and to incur additional charges, primarily in the Communications and Industrial Solutions segment, of approximately $1 million relating to these initiated actions.

        Restructuring actions initiated in fiscal 2002 primarily related to actions taken as a result of a significant downturn in the telecommunications industry and certain other end markets. As of June 24, 2011, the remaining restructuring reserves related to fiscal 2002 actions were $32 million and related to exited lease facilities in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the lease obligations which range from one to fifteen years.

Restructuring and Related Non-Cash Charges

        During the nine months ended June 24, 2011 and June 25, 2010, we recorded non-cash charges of $6 million and $4 million, respectively, primarily related to the write-off of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	June 24, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$34	$79
Communications and Industrial Solutions	27	19
Network Solutions	90	47

Restructuring reserves	$151	$145

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included in our Condensed Consolidated Balance Sheets as follows:

	June 24, 2011	September 24, 2010
	(in millions)
Accrued and other current liabilities	$97	$115
Other liabilities	54	30

Restructuring reserves	$151	$145

Loss on Divestiture and Impairment of Long-Lived Assets

        In December 2009, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in the first nine months of fiscal 2010.

        The impairment charge and loss on sale are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the long-lived asset impairment, the loss on sale, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

4. Acquisitions

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

        Based on the terms and conditions of ADC's share option and stock appreciation right ("SAR") awards (the "ADC Awards"), all ADC Awards became exercisable upon completion of the acquisition. Each outstanding ADC Award was exchanged for approximately 0.4 TE Connectivity share options or SARs and resulted in approximately 3 million TE Connectivity share options being issued with a weighted-average exercise price of $38.88. Issued SARs and the associated liability were insignificant. The fair value associated with the exchange of ADC Awards for TE Connectivity awards was approximately $24 million based on Black-Scholes-Merton pricing valuation model, of which $22 million

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

was recorded as consideration given in the acquisition while the remaining $2 million was recorded as acquisition and integration costs on the Condensed Consolidated Statement of Operations during the nine months ended June 24, 2011.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. We expect to realize cost savings and other synergies through operational efficiencies. ADC's businesses are reported as part of our Network Solutions segment from the date of acquisition.

        The ADC acquisition was accounted for under the provisions of ASC 805, Business Combinations. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. We completed the valuation of the identifiable assets acquired and liabilities assumed as of March 25, 2011.

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

        Other current assets included trade accounts receivable of $171 million, inventories of $166 million, and deferred income taxes of $16 million. Other current assets also included assets held for sale of $109 million. Those assets were sold during the third quarter of fiscal 2011 for net proceeds of $111 million, of which approximately $106 million was received prior to June 24, 2011. Other current

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

liabilities assumed were primarily comprised of accrued and other current liabilities of $165 million and trade accounts payable of $88 million.

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

        Intangible assets acquired consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$175	11
Developed technology and patents	118	12
Customer order backlog	11	0.6
Trade names and trademarks	4	1.3

Total	$308	11

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives. The $366 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is attributable primarily to cost savings and other synergies that we expect to realize through operational efficiencies including consolidation of manufacturing, marketing, and general and administrative functions. All of the goodwill has been allocated to our Network Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, ADC completed certain acquisitions that resulted in goodwill deductible for U.S. tax purposes of approximately $346 million which we will deduct over the next ten years.

        For the quarter ended June 24, 2011, ADC contributed net sales of $311 million and operating income of $11 million to our Condensed Consolidated Statements of Operations. Operating income included restructuring charges of $8 million, charges of $3 million associated with the amortization of acquisition accounting-related adjustments, and acquisition costs of $1 million.

        During the period from December 9, 2010 to June 24, 2011, ADC contributed net sales of $641 million and an operating loss of $77 million to our Condensed Consolidated Statements of Operations. The operating loss included restructuring charges of $60 million, charges of $40 million associated with the amortization of acquisition accounting-related fair value adjustments primarily

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        The following unaudited pro forma financial information reflects our consolidated results of operations had the ADC acquisition occurred at the beginning of fiscal 2010.

	Pro Forma for the Quarters Ended		Pro Forma for the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Net sales	$3,729	$3,388	$10,612	$9,776
Net income attributable to TE Connectivity Ltd.	357	407	918	836

        The pro forma financial information is based on our final allocation of purchase price. The significant pro forma adjustments which are described below are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for the quarter ended June 24, 2011 were adjusted to exclude $1 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results for the quarter ended June 25, 2010 were adjusted to exclude $1 million of charges related to depreciation expense and include $1 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results for the nine months ended June 24, 2011 were adjusted to exclude $15 million of share-based compensation charges incurred by ADC as a result of the change in control of ADC, $14 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $13 million of acquisition costs, $7 million of charges related to the amortization of acquired customer order backlog, $1 million of charges related to depreciation expense, and $1 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results for the nine months ended June 25, 2010 were adjusted to exclude $3 million of charges related to depreciation expense. In addition, pro forma results for the nine months ended June 25, 2010 were adjusted to include $15 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $7 million of charges related to the amortization of acquired customer order backlog, $1 million of charges related to the amortization of the fair value of acquired intangible assets, and $1 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred at the beginning of fiscal 2010.

        During the third quarter of fiscal 2011, we acquired a business for $14 million in cash. The acquisition was not material to our Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Inventories

        Inventories consisted of the following:

	June 24, 2011	September 24, 2010
	(in millions)
Raw materials	$ 321	$ 253
Work in progress	586	509
Finished goods	988	739
Inventoried costs on long-term contracts	101	82

Inventories	$1,996	$1,583

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 24, 2010:
Goodwill	$2,710	$3,311	$1,865	$7,886
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	519	1,852	840	3,211

Acquisition	—	—	366	366
Currency translation	4	10	9	23
Balance at June 24, 2011:
Goodwill	2,714	3,321	2,240	8,275
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

	$523	$1,862	$1,215	$3,600

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net

        Intangible assets were as follows:

	June 24, 2011			September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$851	$(384)	$467	$730	$(355)	$375
Customer relationships	176	(9)	167	—	—	—
Other	57	(18)	39	21	(4)	17

Total	$1,084	$(411)	$673	$751	$(359)	$392

        During the nine months ended June 24, 2011, the ADC acquisition increased the gross carrying amount of intangible assets by $308 million. Intangible asset amortization expense was $17 million and $8 million for the quarters ended June 24, 2011 and June 25, 2010, respectively, and $52 million and $23 million for the nine months ended June 24, 2011 and June 25, 2010, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2011	$17
Fiscal 2012	61
Fiscal 2013	62
Fiscal 2014	62
Fiscal 2015	60
Fiscal 2016	59
Thereafter	352

$673

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt

        Debt was as follows:

	June 24, 2011	September 24, 2010
	(in millions)
6.00% senior notes due 2012	$717	$719
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	737	740
4.875% senior notes due 2021	257	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	—
Commercial paper, at an interest rate of 0.55%	—	100
Other	79	79

Total debt(1)	2,655	2,413
Less current portion(2)	1	106

Long-term debt	$2,654	$2,307

(1)
Senior notes are recorded at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current portion of long-term debt at June 24, 2011 was comprised of a portion of amounts shown as other. The current portion of long-term debt at September 24, 2010 was comprised of commercial paper and a portion of amounts shown as other.

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

        In connection with an internal reorganization related to the acquisition of ADC, in March 2011, our ADC subsidiary commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in April 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million, and terminated its then existing five-year senior unsecured credit agreement, which at the time of termination had total commitments of $1,425 million and was scheduled to mature on April 25, 2012. TEGSA had no borrowings under the Credit Facility at June 24, 2011. Also, TEGSA had no borrowings under its then existing facility at September 24, 2010.

        Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 12.5 to 30.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under notes issued by ADC prior to its acquisition in December 2010.

        We have used, and continue to use, derivative instruments to manage interest rate risk. See Note 11 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of our debt was approximately $2,939 million and $2,680 million at June 24, 2011 and September 24, 2010, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation from Tyco International Ltd. ("Tyco International") on June 29, 2007, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien plc ("Covidien"). Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and TE Connectivity share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees.

        At June 24, 2011, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $354 million of which $228 million was reflected in other liabilities and $126 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 24, 2010, the liability was $339 million and consisted of $205 million in other liabilities and $134 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within one year. We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined this amount remains sufficient to satisfy these expected obligations.

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

        At June 24, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $462 million, of which $50 million was related to our contract with the State of New York (the "State"). As disclosed in Note 10, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

        We generally record estimated product warranty costs at the time of sale. Changes in product warranty liability for the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Balance at beginning of period	$58	$46	$47	$43
Warranties issued	3	2	15	5
Acquisition	—	—	5	—
Warranty expirations and changes in estimate, net	2	4	2	9
Settlements	(1)	(3)	(8)	(7)
Currency translation	—	(1)	1	(2)

Balance at end of period	$62	$48	$62	$48

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

Legal Matters under Separation and Distribution Agreement

        The Separation and Distribution Agreement among us, Tyco International, and Covidien provided for the allocation among the parties of Tyco International's assets, liabilities, and obligations attributable to periods prior to our and Covidien's separations from Tyco International on June 29, 2007. Under the Separation and Distribution Agreement, we assumed the liability for, and control of, all pending and threatened legal matters at separation related to our business or assumed or retained liabilities. We were responsible for 31% of certain liabilities that arose from litigation pending or threatened at separation that was not allocated to one of the three parties, and Tyco International and Covidien were responsible for 27% and 42%, respectively, of such liabilities. If any party defaults in payment of its allocated share of any such liability, each non-defaulting party will be responsible for an equal portion of the amount in default together with any other non-defaulting party, although any such payments will not release the obligation of the defaulting party. Subject to the terms and conditions of the Separation and Distribution Agreement, Tyco International manages and controls all the legal matters related to the shared contingent liabilities, including the defense or settlement thereof, subject

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

to certain limitations. All costs and expenses that Tyco International incurs in connection with the defense of such litigation, other than the amount of any judgment or settlement, which is allocated in the manner described above, will be borne equally by Tyco International, Covidien, and us. At the present time, all significant matters for which we shared responsibility with Tyco International and Covidien under the Separation and Distribution Agreement, which as previously reported in our periodic filings generally related to securities class action cases and other securities cases, have been settled. Other than matters described below under "Compliance Matters," we presently are not aware of any additional legal matters which may arise for which we would bear a portion of the responsibility under the Separation and Distribution Agreement.

  Compliance Matters

        As previously reported in our periodic filings, Tyco International received and has responded to various allegations that certain improper payments were made by Tyco International subsidiaries, including our subsidiaries, in recent years prior to the separation. Tyco International reported to the U.S. Department of Justice and the Securities and Exchange Commission the investigative steps and remedial measures that it had taken in response to the allegations, including that it retained outside counsel to perform a company-wide baseline review of its policies, controls, and practices with respect to compliance with the Foreign Corrupt Practices Act ("FCPA"), and that it would continue to investigate and make periodic progress reports to these agencies. To date, our baseline review has revealed that some of our former business practices may not have complied with FCPA requirements. At this time, we believe we have adequate amounts recorded related to these matters, the amounts of which are not significant. Any judgment, settlement, or other cost incurred by Tyco International in connection with these matters not specifically allocated to Tyco International, Covidien, or us would be subject to the liability sharing provisions of the Separation and Distribution Agreement.

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

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed and accepted by the IRS, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process and therefore may be required to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

        During the third quarter of fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. As a result of the completion of fieldwork and the settlement of certain tax matters, in the third quarter of fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement.

        In the fourth quarter of fiscal 2011, Tyco International expects the IRS to issue notices of deficiency related to these tax adjustments to the 2001 through 2004 income tax returns. For a portion of these pre-separation deficiencies, we are the primary obligor to the taxing authorities for which we expect to pay approximately $140 million in the fourth quarter of fiscal 2011. Concurrent with remitting this payment, we expect to be reimbursed approximately $100 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we anticipate paying a total of approximately $120 million in the fourth quarter of fiscal 2011 to Tyco International and Covidien for our share of 2001 through 2004 pre-separation tax deficiencies for which Tyco International and Covidien are the primary obligors to the taxing authorities. As a result, we expect our net cash payments attributable to these matters to be approximately $160 million during the fourth quarter of fiscal 2011. Over the next twelve months, we expect total net payments related to these tax matters of approximately $250 million. This amount includes the net payment of $160 million mentioned above.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in the third quarter of fiscal 2011.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 24, 2011, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $23 million. As of June 24, 2011, we concluded that the best estimate within this range is $13 million, of which $5 million is included in accrued and other current liabilities and $8 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $13 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. A trial date has been set for February 2012.

  Com-Net

        At June 24, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

11. Financial Instruments

        Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of June 24, 2011 and September 24, 2010. See Note 8 for disclosure of the fair value of debt and Note 12 for additional information on fair value measurements.

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, and commodity risks.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions.

        We expect that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Interest Rate and Investment Risk Management

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt (via fair value hedge designation). We use forward starting interest rate swaps and swaptions to manage interest

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

rate exposure in periods prior to the anticipated issuance of fixed-rate debt (via cash flow hedge designation). We also utilize interest rate swap and swaption contracts, a portion of which are designated as cash flow hedges, to manage interest rate and earnings exposure on cash and cash equivalents, and certain non-qualified deferred compensation liabilities.

        During the first nine months of fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar LIBOR.

        We utilized an interest rate swap designated as a cash flow hedge to manage interest rate exposure on a notional amount of $40 million of cash and cash equivalents as of June 24, 2011 and September 24, 2010. The fair value of the contract was not material as of June 24, 2011 and September 24, 2010.

        We utilize swaps to manage exposure related to certain of our non-qualified deferred compensation liabilities. The notional amount of the swaps was $30 million and $19 million at June 24, 2011 and September 24, 2010, respectively. The swaps act as economic hedges of changes in a portion of the liabilities. Both the change in value of the swap contracts and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts, all of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 24, 2011 and September 24, 2010, our commodity hedges had notional values of $196 million and $108 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,038 million and $1,672 million at June 24, 2011 and September 24, 2010, respectively. We reclassified foreign exchange losses of $4 million and gains of $28 million during the quarters ended June 24, 2011 and June 25, 2010, respectively, and losses of $106 million and gains of $82 million during the nine months ended June 24, 2011 and June 25, 2010, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  Derivative Instrument Summary

        Fair value of derivative instruments as of June 24, 2011 and September 24, 2010 is summarized below.

	June 24, 2011		September 24, 2010
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$3	$—	$4	$—
Interest rate swaps and swaptions	9	14	3	12
Commodity swap contracts	15	2	12	—

Total derivatives designated as hedging instruments	27	16	19	12

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	4	2	5	3
Investment swaps	—	1	2	—

Total derivatives not designated as hedging instruments	4	3	7	3

Total derivatives	$31	$19	$26	$15

(1)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in asset positions are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $21 million and $22 million at June 24, 2011 and September 24, 2010, respectively. All interest rate swaps and swaption derivatives in asset positions are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $9 million and $3 million at June 24, 2011 and September 24, 2010, respectively.

(2)
All foreign currency derivatives, commodity swap derivatives, and investment swap derivatives that are in liability positions are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $4 million and $2 million at June 24, 2011 and September 24, 2010, respectively. All interest rate swaps and swaption derivatives in liability positions are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $14 million and $12 million at June 24, 2011 and September 24, 2010, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	Gain Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives Designated as Fair Value Hedges	Location	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2	$5	$5

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at June 24, 2011 had no gain or loss recognized on the Condensed Consolidated Statement of Operations during the periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the quarters ended June 24, 2011 and June 25, 2010 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended June 24, 2011:
Foreign currency contracts	$3	Cost of sales	$2	Cost of sales(1)	$—
Commodity swap contracts	5	Cost of sales	15	Cost of sales	—
Interest rate swaps and swaptions(2)	(8)	Interest expense	(2)	Interest expense	(2)

Total	$—		$15		$(2)

For the Quarter Ended June 25, 2010:
Foreign currency contracts	$—	Cost of sales	$1	Cost of sales(1)	$—
Commodity swap contracts	13	Cost of sales	4	Cost of sales	—
Interest rate swaps and swaptions(2)	(8)	Interest expense	(1)	Interest expense	(1)

Total	$5		$4		$(1)

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $2 million and $1 million reflected in interest expense for the quarters ended June 24, 2011 and June 25, 2010, respectively. Forward starting interest rate swaps in place at June 24, 2011 and June 25, 2010 resulted in losses of $8 million and $6 million, respectively, in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at June 24, 2011 resulted in losses of $2 million in interest expense as a result of amounts excluded from the hedging relationship; there were no gains or losses recorded in other comprehensive income during the period. Interest rate swaptions in place at June 25, 2010 resulted in losses of $1 million in interest expense as a result of amounts excluded from the hedging relationship and losses of $2 million in other comprehensive income related to the effective portions of the hedges during the period.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statement of Operations for the nine months ended June 24, 2011 and June 25, 2010 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Nine Months Ended June 24, 2011:
Foreign currency contracts	$3	Cost of sales	$4	Cost of sales(1)	$—
Commodity swap contracts	30	Cost of sales	29	Cost of sales	—
Interest rate swaps and swaptions(2)	(2)	Interest expense	(4)	Interest expense	(1)

Total	$31		$29		$(1)

For the Nine Months Ended June 25, 2010:
Foreign currency contracts	$(1)	Cost of sales	$1	Cost of sales(1)	$—
Commodity swap contracts	17	Cost of sales	7	Cost of sales	—
Interest rate swaps and swaptions(2)	(5)	Interest expense	(4)	Interest expense	(3)

Total	$11		$4		$(3)

(1)
Depending on the nature of the hedge, ineffectiveness is recorded in cost of sales or selling, general, and administrative expenses.

(2)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $4 million reflected in interest expense for the nine months ended June 24, 2011 and June 25, 2010. Forward starting interest rate swaps in place at June 24, 2011 and June 25, 2010 resulted in losses of $2 million and $5 million, respectively, in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at June 24, 2011 and June 25, 2010 resulted in losses of $1 million and $3 million, respectively, in interest expense as a result of amounts excluded from the hedging relationship. Interest rate swaptions resulted in no gains or losses recorded in other comprehensive income during the nine months ended June 24, 2011 and June 25, 2010.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statement of Operations for the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives not Designated as Hedging Instruments	Location	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$7	$7	$12	$12
Investment swaps	Selling, general, and administrative expenses	(1)	—	3	—

Total		$6	$7	$15	$12

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
June 24, 2011:
Assets:
Commodity swap contracts	$15	$—	$—	$15
Interest rate swaps and swaptions	—	9	—	9
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	6	79	—	85

Total assets at fair value	$21	$95	$—	$116

Liabilities:
Commodity swap contracts	$2	$—	$—	$2
Interest rate swaps and swaptions	—	14	—	14
Investment swap contracts	—	1	—	1
Foreign currency contracts(1)	—	2	—	2

Total liabilities at fair value	$2	$17	$—	$19

September 24, 2010:
Assets:
Commodity swap contracts	$12	$—	$—	$12
Interest rate swaps and swaptions	—	3	—	3
Investment swap contracts	—	2	—	2
Foreign currency contracts(1)	—	9	—	9
Rabbi trust assets	6	78	—	84

Total assets at fair value	$18	$92	$—	$110

Liabilities:
Interest rate swaps and swaptions	$—	$12	$—	$12
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$—	$15	$—	$15

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 11 for a reconciliation of amounts to the Condensed Consolidated Balance Sheets.

        As of June 24, 2011 and September 24, 2010, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis.

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

        The majority of derivatives that we enter into are valued using the over-the-counter quoted market prices for similar instruments. We do not believe that fair values of these derivative instruments materially differ from the amounts that could be realized upon settlement or maturity.

        During the nine months ended June 25, 2010, we used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during the first quarter of fiscal 2010 for $12 million. See Note 3 for additional information.

13. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the quarters ended June 24, 2011 and June 25, 2010 was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Service cost	$1	$1	$15	$15
Interest cost	13	14	21	21
Expected return on plan assets	(15)	(15)	(15)	(14)
Amortization of prior service costs	—	—	(2)	(1)
Amortization of net actuarial loss	9	9	10	8
Settlement/curtailment gain	—	—	—	(1)

Net periodic benefit cost	$8	$9	$29	$28

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Retirement Plans (Continued)

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in the nine months ended June 24, 2011 and June 25, 2010 was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Service cost	$5	$4	$48	$44
Interest cost	39	41	64	64
Expected return on plan assets	(47)	(44)	(43)	(41)
Amortization of prior service costs	—	—	(2)	(1)
Amortization of net actuarial loss	27	25	30	23
Settlement/curtailment loss (gain)	—	2	—	(2)

Net periodic benefit cost	$24	$28	$97	$87

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters and nine months ended June 24, 2011 and June 25, 2010.

        We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2011 of $4 million for U.S. plans and $80 million for non-U.S. plans. During the nine months ended June 24, 2011, we contributed $2 million to our U.S. plans and $66 million to our non-U.S. plans.

        We expect to make contributions to our postretirement benefit plans of $2 million in fiscal 2011. During the nine months ended June 24, 2011, we contributed $1 million to our postretirement benefit plans.

14. Income Taxes

        We recorded a tax provision of $74 million, for an effective income tax rate of 17.2%, and a tax provision of $144 million, for an effective income tax rate of 30.3%, for the quarters ended June 24, 2011 and June 25, 2010, respectively. The effective income tax rate for the quarter ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions and benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters, partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the quarter ended June 25, 2010 reflects charges of $124 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the quarter ended June 25, 2010 reflects income tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions.

        We recorded a tax provision of $261 million, for an effective income tax rate of 22.0%, and a tax provision of $348 million, for an effective income tax rate of 30.1%, for the nine months ended

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

June 24, 2011 and June 25, 2010, respectively. The effective income tax rate for the nine months ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the nine months ended June 24, 2011 also reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters. The effective income tax rate for the nine months ended June 25, 2010 reflects charges of $242 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the nine months ended June 25, 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations and income tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 24, 2011, we had recorded $1,313 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,124 million was recorded in income taxes and $189 million was recorded in accrued and other current liabilities. During the quarter and nine months ended June 24, 2011, we recognized $9 million of income and $58 million of expense, respectively, related to interest and penalties on the Condensed Consolidated Statements of Operations. As of September 24, 2010, the balance of accrued interest and penalties was $1,252 million, of which $1,119 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. The IRS commenced its field examination of certain Tyco International U.S. federal income tax returns for the years 2001 through 2004 in fiscal 2008 and concluded fieldwork in the third quarter of fiscal 2011. Tyco International's U.S. federal tax filings for years subsequent to 2004 also remain open to examination by the IRS. See Note 10 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of these pending examinations, it is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the 1997 through 2000 audit cycle. Accordingly, Tyco International and the IRS could reach agreement on certain of these matters within the next twelve months. However several significant matters remain in dispute. Tyco International has indicated that it is unlikely to achieve the resolution of these matters through the IRS appeals process and therefore may be required to litigate the disputed issues. While the ultimate resolution is uncertain, based upon the current status of these examinations, we estimate that up to approximately $200 million of unrecognized tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 24, 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Other Income, Net

        We recorded net other expense of $5 million and net other income of $42 million in the quarters ended June 24, 2011 and June 25, 2010, respectively, and net other income of $13 million and $125 million in the nine months ended June 24, 2011 and June 25, 2010, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. During the third quarter of fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 10. The other income in the third quarter and first nine months of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns.

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

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Weighted-average shares outstanding:
Basic	437	451	441	456
Share options and restricted share awards	5	5	6	4

Diluted	442	456	447	460

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Such shares not included in the computation were 9 million and 17 million for the quarters ended June 24, 2011 and June 25, 2010, respectively, and 12 million and 19 million for the nine months ended June 24, 2011 and June 25, 2010, respectively.

17. Shareholders' Equity

  Common Shares

        Subject to certain conditions specified in the articles of association, we are authorized to increase our share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. Additionally, in March 2011, our shareholders reapproved and extended through March 9, 2013 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles, in aggregate not exceeding 50% of the amount of our authorized shares. Although we

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

state our par value in Swiss Francs ("CHF"), we continue to use the U.S. Dollar as our reporting currency for preparing our Condensed Consolidated Financial Statements.

  Common Shares Held in Treasury

        At June 24, 2011, approximately 30 million common shares were held in treasury, of which 16 million were owned by one of our subsidiaries. At September 24, 2010, approximately 25 million common shares were held in treasury, of which 21 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

        In March 2011, our shareholders approved the cancellation of 5,134,890 shares purchased under our share repurchase program during the period from July 27, 2010 to December 24, 2010. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2011. As a result of the cancellation of the shares, common shares, contributed surplus, and treasury shares on the Condensed Consolidated Balance Sheets decreased by $6 million, $135 million, and $141 million, respectively.

  Contributed Surplus

        Contributed surplus, subject to certain conditions, is a distributable reserve.

  Distributions to Shareholders

        Under Swiss law, distributions to shareholders made in the form of a reduction of registered share capital are exempt from Swiss withholding tax. Beginning on January 1, 2011, distributions to shareholders made out of reserves from capital contributions are also exempt from Swiss withholding tax. We have recorded contributed surplus as a free reserve established for Swiss Statutory purposes on our statutory balance sheet. Distributions or dividends on our shares must be approved by our shareholders.

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third and fourth installments of the distribution at a rate of $0.16 per share each during the quarters ended December 24, 2010 and March 25, 2011. These capital reductions reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28).

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the first installment of the dividend at a rate of $0.18 per share during the quarter ended June 24, 2011.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Shareholders' Equity (Continued)

shares. At June 24, 2011 and September 24, 2010, the declared but unpaid portion of dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets were $234 million and $142 million, respectively.

  Share Repurchase Program

        During September 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the third quarter and first nine months of fiscal 2011, we purchased approximately 7 million and 16 million, respectively, of our common shares for $267 million and $564 million, respectively. During the third quarter and first nine months of fiscal 2010, we purchased approximately 8 million and 14 million, respectively, of our common shares for $225 million and $390 million, respectively. Since inception of the share repurchase program, we have purchased approximately 77 million shares for $2,446 million.

18. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Net income	$357	$331	$923	$810
Currency translation(1)	26	(123)	187	(285)
Gain (loss) on cash flow hedges, net of income taxes	(14)	2	2	6
Effects of unrecognized pension and postretirement benefit costs, net of income taxes(2)	117	11	141	31

	486	221	1,253	562
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(4)	(4)

Comprehensive income attributable to TE Connectivity Ltd.	$484	$220	$1,249	$558

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

(2)
Includes the effects of an amendment to a non-U.S. pension plan, ratified during the third quarter of fiscal 2011, that decreased long-term pension and postretirement liabilities by $179 million via a credit to other comprehensive income.

19. Share Plans

        Total share-based compensation costs were $19 million and $16 million during the quarters ended June 24, 2011 and June 25, 2010, respectively, and $60 million and $47 million during the nine months ended June 24, 2011 and June 25, 2010, respectively. Share-based compensation costs were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

        As of June 24, 2011, there were 15 million shares available for issuance under our stock and incentive plans, of which the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

  Restricted Share Awards

        A summary of outstanding restricted share awards as of June 24, 2011 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	5,044,812	$23.12
Granted	2,258,776	34.07
Vested	(1,511,768)	22.82
Forfeited	(257,994)	27.12

Non-vested at June 24, 2011	5,533,826	$27.48

        As of June 24, 2011, there was $95 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.4 years.

        All non-vested restricted share awards held by ADC employees fully vested upon our acquisition of ADC, as stipulated in the original terms and conditions of the awards. As a result, all ADC restricted share awards vested, and were fully expensed by ADC, prior to the acquisition.

  Share Options

        A summary of outstanding share option awards as of June 24, 2011 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 24, 2010	25,143,547	$33.26
Granted	2,978,925	33.86
Effect of conversion of ADC share options into TE Connectivity Ltd. share options	2,937,569	38.88
Exercised	(3,461,239)	21.34
Expired	(2,483,013)	54.88
Forfeited	(373,960)	22.40

Outstanding at June 24, 2011	24,741,829	$33.66	5.2	$126

Vested and non-vested expected to vest at June 24, 2011	24,126,546	$33.84	5.2	$121
Exercisable at June 24, 2011	16,406,194	$37.18	3.5	$55

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

        As of June 24, 2011, there was $41 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

        All share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to our common shares. The conversion factor was the tender offer price of $12.75 per share divided by the volume weighted-average share price for our common shares for the 10-day period preceding the acquisition. The terms and conditions of the original grants included change-of-control provisions that accelerated vesting. As a result of those provisions, all ADC share options and SARs vested, and were fully expensed, prior to conversion to awards based on our common shares. The number of converted SARs outstanding and the associated liability were insignificant at June 24, 2011.

        As a result of the exchange of ADC Awards for our share options and SARs, we recognized $2 million of incremental compensation expense during the first nine months of fiscal 2011. Those costs, which are included in the total share-based compensation expense above, are presented in acquisition and integration costs in the Condensed Consolidated Statements of Operations.

        The grant-date fair value of each share option grant is estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of our peers and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average grant-date fair value of options granted during the nine months ended June 24, 2011 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the nine months then ended were as follows:

Weighted-average grant-date fair value	$9.13
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.2%
Expected annual dividend per share	$0.72
Expected life of options (in years)	5.1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data

        Our former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011.

        Effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment has been included in the Network Solutions segment. The following represents our current segment structure:

  •
  Transportation Solutions.  This segment consists of our Automotive and Aerospace, Defense, and Marine businesses.

  •
  Communications and Industrial Solutions.  This segment contains our Data Communications, Industrial, Consumer Devices, Lighting, Solar, Medical, Circuit Protection, and Touch Solutions businesses.

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

        Net sales by segment for the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	(in millions)
Transportation Solutions	$1,426	$1,214	$4,094	$3,591
Communications and Industrial Solutions	1,297	1,258	3,728	3,505
Network Solutions	1,006	612	2,579	1,837

Total(1)	$3,729	$3,084	$10,401	$8,933

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data (Continued)

        Operating income by segment for the quarters and nine months ended June 24, 2011 and June 25, 2010 were as follows:

	For the Quarters Ended
			For the Nine Months Ended
	June 24, 2011	June 25, 2010
			June 24, 2011	June 25, 2010
	(in millions)
Transportation Solutions	$211	$159	$611	$407
Communications and Industrial Solutions	134	205	461	482
Network Solutions	126	96	204	238
Pre-separation litigation income	—	7	—	7

Total	$471	$467	$1,276	$1,134

        Segment assets and a reconciliation of segment assets to total assets at June 24, 2011 and September 24, 2010 were as follows:

	June 24, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$3,286	$2,918
Communications and Industrial Solutions	2,440	2,381
Network Solutions	2,031	1,410

Total segment assets(1)	7,757	6,709
Other current assets	2,250	2,889
Other non-current assets	8,025	7,394

Total assets	$18,032	$16,992

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

21. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, and Credit Facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,729	$—	$3,729
Cost of sales	—	—	2,604	—	2,604

Gross margin	—	—	1,125	—	1,125
Selling, general, and administrative expenses	61	—	391	—	452
Research, development, and engineering expenses	—	—	188	—	188
Acquisition and integration costs	1	—	—	—	1
Restructuring and other charges, net	—	—	13	—	13

Operating income (loss)	(62)	—	533	—	471
Interest income	—	—	5	—	5
Interest expense	—	(38)	(2)	—	(40)
Other expense, net	—	—	(5)	—	(5)
Equity in net income of subsidiaries	422	438	—	(860)	—
Intercompany interest and fees	(5)	22	(17)	—	—

Income before income taxes	355	422	514	(860)	431
Income tax expense	—	—	(74)	—	(74)

Net income	355	422	440	(860)	357
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$355	$422	$438	$(860)	$355

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 25, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,084	$—	$3,084
Cost of sales	—	—	2,099	—	2,099

Gross margin	—	—	985	—	985
Selling, general, and administrative expenses	15	3	357	—	375
Research, development, and engineering expenses	—	—	147	—	147
Restructuring and other charges, net	—	—	3	—	3
Pre-separation litigation income	(7)	—	—	—	(7)

Operating income (loss)	(8)	(3)	478	—	467
Interest income	—	—	4	—	4
Interest expense	—	(36)	(2)	—	(38)
Other income, net	—	—	42	—	42
Equity in net income of subsidiaries	344	358	—	(702)	—
Intercompany interest and fees	(6)	25	(19)	—	—

Income before income taxes	330	344	503	(702)	475
Income tax expense	—	—	(144)	—	(144)

Net income	330	344	359	(702)	331
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$330	$344	$358	$(702)	$330

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,401	$—	$10,401
Cost of sales	—	—	7,211	—	7,211

Gross margin	—	—	3,190	—	3,190
Selling, general, and administrative expenses	153	1	1,145	—	1,299
Research, development, and engineering expenses	—	—	531	—	531
Acquisition and integration costs	3	—	16	—	19
Restructuring and other charges, net	—	—	65	—	65

Operating income (loss)	(156)	(1)	1,433	—	1,276
Interest income	—	—	16	—	16
Interest expense	—	(110)	(8)	—	(118)
Other income, net	—	—	13	—	13
Equity in net income of subsidiaries	1,094	1,133	—	(2,227)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(16)	72	(56)	—	—

Income from continuing operations before income taxes	919	1,091	1,398	(2,221)	1,187
Income tax expense	—	—	(261)	—	(261)

Income from continuing operations	919	1,091	1,137	(2,221)	926
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	919	1,091	1,134	(2,221)	923
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$919	$1,091	$1,130	$(2,221)	$919

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 25, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$8,933	$—	$8,933
Cost of sales	—	—	6,149	—	6,149

Gross margin	—	—	2,784	—	2,784
Selling, general, and administrative expenses	85	10	1,054	—	1,149
Research, development, and engineering expenses	—	—	427	—	427
Restructuring and other charges, net	—	—	81	—	81
Pre-separation litigation income	(7)	—	—	—	(7)

Operating income (loss)	(78)	(10)	1,222	—	1,134
Interest income	—	—	14	—	14
Interest expense	—	(109)	(6)	—	(115)
Other income, net	—	—	125	—	125
Equity in net income of subsidiaries	898	940	—	(1,838)	—
Intercompany interest and fees	(14)	77	(63)	—	—

Income before income taxes	806	898	1,292	(1,838)	1,158
Income tax expense	—	—	(348)	—	(348)

Net income	806	898	944	(1,838)	810
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$806	$898	$940	$(1,838)	$806

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,212	$—	$1,212
Accounts receivable, net	5	—	2,609	—	2,614
Inventories	—	—	1,996	—	1,996
Intercompany receivables	34	—	39	(73)	—
Prepaid expenses and other current assets	6	7	762	—	775
Deferred income taxes	—	—	263	—	263

Total current assets	45	7	6,881	(73)	6,860
Property, plant, and equipment, net	—	—	3,147	—	3,147
Goodwill	—	—	3,600	—	3,600
Intangible assets, net	—	—	673	—	673
Deferred income taxes	—	—	2,447	—	2,447
Investment in subsidiaries	7,877	13,614	—	(21,491)	—
Intercompany loans receivable	8	2,323	5,563	(7,894)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,055	—	1,055
Other assets	—	23	227	—	250

Total Assets	$7,930	$15,967	$23,593	$(29,458)	$18,032

Liabilities and Shareholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	1	—	1,611	—	1,612
Accrued and other current liabilities	288	43	1,643	—	1,974
Deferred revenue	—	—	104	—	104
Intercompany payables	39	—	34	(73)	—

Total current liabilities	328	43	3,393	(73)	3,691
Long-term debt	—	2,486	168	—	2,654
Intercompany loans payable	16	5,547	2,331	(7,894)	—
Long-term pension and postretirement liabilities	—	—	1,205	—	1,205
Deferred income taxes	—	—	290	—	290
Income taxes	—	—	2,068	—	2,068
Other liabilities	—	14	524	—	538

Total Liabilities	344	8,090	9,979	(7,967)	10,446

Total Shareholders' Equity	7,586	7,877	13,614	(21,491)	7,586

Total Liabilities and Shareholders' Equity	$7,930	$15,967	$23,593	$(29,458)	$18,032

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(180)	$(67)	$1,396	$—	$1,149

Cash Flows From Investing Activities:
Capital expenditures	—	—	(375)	—	(375)
Proceeds from sale of property, plant, and equipment	—	—	58	—	58
Proceeds from sale of intangible assets	—	—	68	—	68
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of businesses, net of cash acquired	—	—	(731)	—	(731)
Change in intercompany loans	—	4,225	—	(4,225)	—
Intercompany distribution receipts	3,300	—	—	(3,300)	—
Other	—	—	(10)	—	(10)

Net cash provided by (used in) investing activities	3,300	4,225	(835)	(7,525)	(835)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	(2,352)	(1,007)	3,359	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(565)	—	(565)
Proceeds from exercise of share options	—	—	74	—	74
Repurchase of common shares	(540)	—	—	—	(540)
Payment of common share dividends and cash distributions to shareholders	(228)	—	8	—	(220)
Intercompany distributions	—	(3,300)	—	3,300	—
Loan borrowing with parent	—	—	(4,225)	4,225	—
Other	—	—	(13)	—	(13)

Net cash used in financing activities	(3,120)	(4,158)	(1,362)	7,525	(1,115)

Effect of currency translation on cash	—	—	23	—	23
Net decrease in cash and cash equivalents	—	—	(778)	—	(778)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,212	$—	$1,212

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 25, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(95)	$(70)	$1,370	$—	$1,205

Cash Flows From Investing Activities:
Capital expenditures	—	—	(249)	—	(249)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Proceeds from sale of short-term investments	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	—	(70)	—	(70)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	12	—	12
Change in intercompany loans	(3)	70	—	(67)	—
Other	(24)	—	3	—	(21)

Net cash provided by (used in) investing activities	(27)	70	(298)	(67)	(322)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	335	—	(335)	—	—
Proceeds from exercise of share options	—	—	12	—	12
Repurchase of common shares	—	—	(373)	—	(373)
Payment of cash distributions to shareholders	(225)	—	7	—	(218)
Loan borrowing from parent	—	—	(67)	67	—
Other	12	—	(20)	—	(8)

Net cash provided by (used in) financing activities	122	—	(776)	67	(587)

Effect of currency translation on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	—	294	—	294
Cash and cash equivalents at beginning of period	—	—	1,521	—	1,521

Cash and cash equivalents at end of period	$—	$—	$1,815	$—	$1,815

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

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

        We operate through three reportable segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. Our former Transportation Connectivity segment was renamed Transportation Solutions during the second quarter of fiscal 2011. As discussed in Note 20 to the Condensed Consolidated Financial Statements, effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC Telecommunications, Inc. ("ADC"), acquired on December 8, 2010, have been included in the Network Solutions segment. Prior period segment results have been reclassified to conform to the new segment reporting structure.

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remains unchanged.

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales increased 20.9% and 16.4% in the third quarter and first nine months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010. On an organic basis, net sales growth was 4.9% and 7.8% in the third quarter and first nine months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010. Our sales into consumer based markets, particularly in the automotive end market in our Transportation Solutions segment, have improved relative to last year. Also, in industrial and infrastructure based markets, the telecom networks, industrial, energy, data communications, enterprise networks, touch solutions, and aerospace, defense, and marine end markets have improved, and our sales into these markets increased above prior year levels as these markets are impacted by capital spending by companies and governments. These improvements were partially offset by declines in the subsea communications and consumer devices end markets.

        We continue to monitor the situation in Japan and the implications of the earthquake and subsequent tsunami and aftershocks. Our facilities in Japan were not materially damaged; however, there have been disruptions in our customers' operations and the supply chain that supports their operations. We believe the majority of the impact was in the third quarter of fiscal 2011. We estimate that sales and diluted earnings per share were negatively impacted by $68 million and $0.05 per share, respectively, in the third quarter of fiscal 2011 and $84 million and $0.06 per share, respectively, in the first nine months of fiscal 2011. For the fourth quarter and full year fiscal 2011, we currently expect sales to be negatively impacted by approximately $34 million and $118 million, respectively, and diluted earnings per share to be negatively impacted by approximately $0.02 and $0.08 per share, respectively. At this time we do not expect any material impact in fiscal 2012.

        For fiscal 2011, which will be 53 weeks in length, we expect net sales to increase 18% to 19% from the fiscal 2010 levels and to be between $14.3 billion and $14.4 billion. This net sales growth is due primarily to strength in the automotive, network infrastructure, and industrial markets as well as the contribution of ADC. We expect diluted earnings per share from continuing operations to be in the range of $2.83 to $2.87 per share for fiscal 2011, with approximately $0.05 per share attributable to the additional week. We expect net sales in the fourth quarter of fiscal 2011 to be between $3.9 billion and $4.0 billion, an increase of 24% to 28% over the same period of fiscal 2010. In the fourth quarter of fiscal 2011, we expect diluted earnings per share from continuing operations to be in the range of $0.76 to $0.80 per share. This outlook includes the impact of the earthquake in Japan discussed above and assumes current foreign exchange and commodity rates.

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

        For the quarter ended June 24, 2011, ADC contributed net sales of $311 million and operating income of $11 million to our Condensed Consolidated Statements of Operations. Operating income included restructuring charges of $8 million, charges of $3 million associated with the amortization of acquisition accounting-related adjustments, and acquisition costs of $1 million.

        During the period from December 9, 2010 to June 24, 2011, ADC contributed net sales of $641 million and an operating loss of $77 million to our Condensed Consolidated Statements of Operations. The operating loss included restructuring charges of $60 million, charges of $40 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        See Note 4 to the Condensed Consolidated Financial Statements for more information regarding the acquisition.

  Acquisition Related Restructuring

        During fiscal 2011, we initiated a restructuring plan associated with the integration of ADC, which is expected to generate cost efficiencies in our consolidated operations. We expect to incur restructuring charges of approximately $80 million through fiscal 2012, primarily related to employee severance and benefits. As discussed above, in the first nine months of fiscal 2011, we recorded charges of $60 million related to this plan. Cash spending related to this plan was $28 million in the first nine months of fiscal 2011, and we expect total cash spending to be approximately $60 million in fiscal 2011. Annualized cost savings related to these actions are expected to be approximately $130 million, of which approximately 40% is expected to be realized in fiscal 2011.

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

        In connection with our manufacturing simplification plan, we expect to incur restructuring charges of approximately $36 million during fiscal 2011. In the first nine months of fiscal 2011, cash spending related to restructuring was $48 million, and we expect total spending to be approximately $70 million in fiscal 2011. Annualized cost savings related to these actions are expected to be approximately $85 million.

  Divestiture

        In December 2009, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in the first nine months of fiscal 2010.

        The impairment charge and loss on sale are reflected in restructuring and other charges, net on the Condensed Consolidated Statement of Operations. We have presented the long-lived asset impairment, the loss on sale, and the operations of the Dulmison connectors and fittings product line in continuing operations due to immateriality.

Non-GAAP Financial Measures

        Organic net sales growth, which is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, divestitures, and an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length. Organic net sales growth is a useful measure of the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity and the impact of an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length.

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

 Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations during the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 180 million pounds of copper, 170,000 troy ounces of gold, and 3.8 million troy ounces of silver in fiscal 2011. Current year prices have increased from prior year levels, and we expect these increased prices to continue. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Copper	Lb.	$4.03	$3.15	$4.06	$3.11
Gold	Troy oz.	$1,409	$1,144	$1,356	$1,096
Silver	Troy oz.	$33.64	$18.17	$30.89	$17.63
  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first nine months of fiscal 2011 by major currencies invoiced was as follows:

U.S. Dollar	45%
Euro	30
Japanese Yen	8
Chinese Renminbi	5
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2011		June 25, 2010		June 24, 2011		June 25, 2010
	($ in millions)
Net sales	$3,729	100.0%	$3,084	100.0%	$10,401	100.0%	$8,933	100.0%
Cost of sales	2,604	69.8	2,099	68.1	7,211	69.3	6,149	68.8

Gross margin	1,125	30.2	985	31.9	3,190	30.7	2,784	31.2
Selling, general, and administrative expenses	452	12.1	375	12.2	1,299	12.5	1,149	12.9
Research, development, and engineering expenses	188	5.0	147	4.8	531	5.1	427	4.8
Acquisition and integration costs	1	—	—	—	19	0.2	—	—
Restructuring and other charges, net	13	0.3	3	0.1	65	0.6	81	0.9
Pre-separation litigation income	—	—	(7)	(0.2)	—	—	(7)	(0.1)

Operating income	471	12.6	467	15.1	1,276	12.3	1,134	12.7
Interest income	5	0.1	4	0.1	16	0.2	14	0.2
Interest expense	(40)	(1.1)	(38)	(1.2)	(118)	(1.1)	(115)	(1.3)
Other income (expense), net	(5)	(0.1)	42	1.4	13	0.1	125	1.4

Income from continuing operations before income taxes	431	11.6	475	15.4	1,187	11.4	1,158	13.0
Income tax expense	(74)	(2.0)	(144)	(4.7)	(261)	(2.5)	(348)	(3.9)

Income from continuing operations	357	9.6	331	10.7	926	8.9	810	9.1
Loss from discontinued operations, net of income taxes	—	—	—	—	(3)	—	—	—

Net income	357	9.6	331	10.7	923	8.9	810	9.1
Less: net income attributable noncontrolling interests	(2)	(0.1)	(1)	—	(4)	—	(4)	—

Net income attributable to TE Connectivity Ltd.	$355	9.5%	$330	10.7%	$919	8.8%	$806	9.0%

        Net Sales.    Net sales increased $645 million, or 20.9%, to $3,729 million in the third quarter of fiscal 2011 from $3,084 million in the third quarter of fiscal 2010. In the first nine months of fiscal 2011, net sales increased $1,468 million, or 16.4%, to $10,401 million from $8,933 million in the first nine months of fiscal 2010. ADC, which was acquired on December 8, 2010, contributed net sales of $311 million and $641 million, in the third quarter and first nine months of fiscal 2011, respectively. The divestitures of the mechatronics business and the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $26 million and $92 million in the third quarter and first nine months of fiscal 2011, respectively, as compared to the same periods of fiscal 2010. On an organic basis, net sales increased $152 million, or 4.9%, in the third quarter of fiscal 2011 and $697 million, or 7.8%, in the first nine months of fiscal 2011. For the third quarter of fiscal 2011, the increase was due primarily to growth in our Transportation Solutions and Network Solutions segments. For the first nine months of fiscal 2011, the increase resulted from growth across all segments. Foreign currency exchange rates positively affected net sales by $208 million, or 6.8%, in the third quarter of fiscal 2011 and $222 million, or 2.5%, in the first nine months of fiscal 2011 as compared to the same periods of fiscal 2010. Price erosion adversely affected net sales by $59 million and $186 million in the third quarter and first nine months of fiscal 2011, respectively. See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Europe/Middle East/Africa (EMEA)	36%	34%	36%	35%
Asia-Pacific	31	34	32	33
Americas	33	32	32	32

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 by geographic region:

	Change in Net Sales for the Quarter Ended June 24, 2011 versus Net Sales for the Quarter Ended June 25, 2010						Change in Net Sales for the Nine Months Ended June 24, 2011 versus Net Sales for the Nine Months Ended June 25, 2010
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
EMEA	$122	11.8%	$130	$27	$279	26.4%	$522	17.2%	$39	$18	$579	18.5%
Asia-Pacific	(20)	(1.6)	65	44	89	8.5	119	4.6	157	84	360	12.1
Americas	50	5.1	13	214	277	28.4	56	2.0	26	447	529	18.8

Total	$152	4.9%	$208	$285	$645	20.9%	$697	7.8%	$222	$549	$1,468	16.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Transportation Solutions	38%	39%	39%	40%
Communications and Industrial Solutions	35	41	36	39
Network Solutions	27	20	25	21

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 by segment:

	Change in Net Sales for the Quarter Ended June 24, 2011 versus Net Sales for the Quarter Ended June 25, 2010						Change in Net Sales for the Nine Months Ended June 24, 2011 versus Net Sales for the Nine Months Ended June 25, 2010
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Acquisition (Divestitures)	Total
	($ in millions)
Transportation Solutions	$130	10.7%	$102	$(20)	$212	17.5%	$476	13.3%	$91	$(64)	$503	14.0%
Communications and Industrial Solutions	(17)	(1.3)	62	(6)	39	3.1	156	4.5	83	(16)	223	6.4
Network Solutions	39	6.6	44	311	394	64.4	65	3.6	48	629	742	40.4

Total	$152	4.9%	$208	$285	$645	20.9%	$697	7.8%	$222	$549	$1,468	16.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $140 million to $1,125 million in the third quarter of fiscal 2011 from $985 million in the third quarter of fiscal 2010. Gross margin as a percentage of net sales decreased to 30.2% in the third quarter of fiscal 2011 from 31.9% in the same period of fiscal 2010. The increase in gross margin was due to the increase in net sales and, to a lesser degree, improved manufacturing productivity, largely offset by price erosion, increases in material costs, and the impact of the earthquake in Japan.

        In the first nine months of fiscal 2011, gross margin increased $406 million to $3,190 million from $2,784 million in the first nine months of fiscal 2010. Gross margin as a percentage of net sales decreased to 30.7% in the first nine months of fiscal 2011 as compared to 31.2% in the first nine months of fiscal 2010. The increase in gross margin resulted from the increase in net sales and, to a lesser degree, improved manufacturing productivity, largely offset by price erosion, increases in material costs, charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and the impact of the earthquake in Japan.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $77 million to $452 million in the third quarter of fiscal 2011 from $375 million in the third quarter of fiscal 2010. In the first nine months of fiscal 2011, selling, general, and administrative expenses increased $150 million to $1,299 million from $1,149 million in the first nine months of fiscal 2010. The increases were primarily related to increased selling expenses to support higher sales levels and the acquisition of ADC. Selling, general, and administrative expenses as a percentage of net sales were 12.1% and 12.2% in the third quarters of fiscal 2011 and 2010, respectively, and 12.5% and 12.9% in the first nine months of fiscal 2011 and 2010, respectively.

        Acquisition and Integration Costs.    In connection with the ADC acquisition, we incurred acquisition and integration costs of $1 million and $19 million during the quarter and nine months ended June 24, 2011, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $13 million in the third quarter of fiscal 2011 as compared to $3 million in the same period of fiscal 2010. In the first nine months of fiscal 2011, net restructuring and other charges were $65 million as compared to $81 million in the first nine months of fiscal 2010. In the first nine months of fiscal 2011, total restructuring and other charges, including amounts reflected in cost of sales, decreased $13 million to $65 million from $78 million in the first nine months of fiscal 2010. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Fiscal 2010 actions primarily related to headcount reductions in the Transportation Solutions segment. As discussed above, charges in the first nine months of fiscal 2010 included a long-lived asset impairment charge and a loss on sale totaling $13 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in our Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $471 million in the third quarter of fiscal 2011 as compared to $467 million in the same period of fiscal 2010. As discussed above, results for the third quarter of fiscal 2011 included net restructuring and other charges of $13 million, charges of $3 million associated with the amortization of acquisition accounting-related adjustments, and acquisition and integration costs of $1 million. Results for the third quarter of fiscal 2010 included net restructuring and other charges of $3 million and pre-separation litigation income of $7 million. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin, increased volume, and, to a lesser degree, cost reduction benefits from restructuring actions, offset by price erosion and increases in material costs.

        Operating income was $1,276 million in the first nine months of fiscal 2011 as compared to $1,134 million in the same period of fiscal 2010. As discussed above, results for the first nine months of fiscal 2011 included net restructuring and other charges of $65 million, charges of $40 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and acquisition and integration costs of $19 million. Results for the first nine months of fiscal 2010 included net restructuring and other charges of $78 million and pre-separation litigation income of $7 million. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin, and increased volume and, to a lesser degree, cost reduction benefits from restructuring actions, largely offset by price erosion, increases in material costs, and unfavorable product mix.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	($ in millions)
Net sales	$1,426	$1,214	$4,094	$3,591
Operating income	$211	$159	$611	$407
Operating margin	14.8%	13.1%	14.9%	11.3%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Automotive	87%	87%	88%	87%
Aerospace, Defense, and Marine	13	13	12	13

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2011 versus Net Sales for the Quarter Ended June 25, 2010						Change in Net Sales for the Nine Months Ended June 24, 2011 versus Net Sales for the Nine Months Ended June 25, 2010
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Automotive	$111	10.6%	$95	$(20)	$186	17.7%	$432	13.8%	$85	$(64)	$453	14.4%
Aerospace, Defense, and Marine	19	11.5	7	—	26	16.1	44	10.1	6	—	50	11.0

Total	$130	10.7%	$102	$(20)	$212	17.5%	$476	13.3%	$91	$(64)	$503	14.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 24, 2011 Compared to Quarter Ended June 25, 2010

        In the third quarter of fiscal 2011, Transportation Solutions' net sales increased $212 million, or 17.5%, to $1,426 million from $1,214 million in the same period of fiscal 2010. Organic net sales increased by $130 million, or 10.7%, in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010 due primarily to an increase in sales in the automotive end market of $111 million. The strengthening of certain foreign currencies positively affected net sales by $102 million, or 8.4%, in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. Sales were negatively impacted by $20 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 as a result of the divestiture of the mechatronics business in fiscal 2010.

        In the automotive end market, our organic net sales growth was 10.6% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase resulted from growth of 17.0% in the EMEA region and 15.5% in the Americas region, and flat sales in the Asia-Pacific region. Growth in the EMEA and Americas regions was driven by higher automotive production, increased content per vehicle, and share gains. Sales in the Asia-Pacific region were negatively impacted by a decrease in automotive production resulting from the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $36 million in the third quarter of fiscal 2011. We expect global automotive production in the fourth quarter of fiscal 2011 to increase to approximately 6% over fiscal 2010 levels for the same period. In the aerospace, defense, and marine end market, our organic net sales increased 11.5% in the third quarter of fiscal 2011 as compared to the same period in fiscal 2010 primarily as a result of increased demand from commercial aircraft builders as they continue to increase production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        In the third quarter of fiscal 2011, Transportation Solutions' operating income increased $52 million to $211 million from $159 million in the third quarter of fiscal 2010. Segment results included restructuring and other credits of $13 million in the third quarter of fiscal 2011 and charges of $6 million in the third quarter of fiscal 2010. Excluding these items, the increase in operating income resulted from favorable impacts of increased volume, partially offset by increases in material costs and price erosion.

  Nine Months Ended June 24, 2011 Compared to Nine Months Ended June 25, 2010

        Transportation Solutions' net sales increased $503 million, or 14.0%, to $4,094 million in the first nine months of fiscal 2011 from $3,591 million in the same period of fiscal 2010. Organic net sales increased by $476 million, or 13.3%, in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 due primarily to an increase in sales in the automotive end market of

$432 million. The strengthening of certain foreign currencies positively affected net sales by $91 million, or 2.5%, in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $64 million in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

        In the automotive end market, our organic net sales growth was 13.8% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010. The increase was attributable to growth of 19.5% in the EMEA region, 15.3% in the Americas region, and 6.3% in the Asia-Pacific region. Growth in the EMEA and Americas regions resulted from higher global automotive production, increased content per vehicle, and share gains. Growth in the Asia-Pacific region was negatively impacted by the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in the first nine months of fiscal 2011. In the aerospace, defense, and marine end market, our organic net sales increased 10.1% in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010, primarily as a result of increased demand from commercial aircraft builders as they continue to increase production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $204 million to $611 million in the first nine months of fiscal 2011 as compared to $407 million in the same period of fiscal 2010. Segment results included restructuring and other credits of $18 million in the first nine months of fiscal 2011 and charges of $43 million in the first nine months of fiscal 2010. Excluding these items, the increase in operating income was due to favorable impacts of increased volume and improved manufacturing productivity, partially offset by increases in material costs and price erosion.

  Communications and Industrial Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	($ in millions)
Net sales	$1,297	$1,258	$3,728	$3,505
Operating income	$134	$205	$461	$482
Operating margin	10.3%	16.3%	12.4%	13.8%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Industrial	31%	30%	31%	29%
Data Communications	21	20	20	20
Appliance	16	16	16	16
Consumer Devices	13	16	15	17
Computer	10	10	10	10
Touch Solutions	9	8	8	8

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2011 versus Net Sales for the Quarter Ended June 25, 2010						Change in Net Sales for the Nine Months Ended June 24, 2011 versus Net Sales for the Nine Months Ended June 25, 2010
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Industrial	$10	2.7%	$22	$(1)	$31	8.3%	$116	11.5%	$23	$(2)	$137	13.5%
Data Communications	2	0.8	12	—	14	5.5	63	9.3	19	—	82	11.9
Appliance	—	0.2	11	—	11	5.5	38	7.1	13	—	51	9.3
Consumer Devices	(36)	(17.8)	9	(5)	(32)	(15.8)	(72)	(11.6)	17	(14)	(69)	(11.2)
Computer	—	—	3	—	3	2.3	(3)	(0.5)	7	—	4	1.1
Touch Solutions	7	7.0	5	—	12	11.9	14	4.9	4	—	18	6.5

Total	$(17)	(1.3)%	$62	$(6)	$39	3.1%	$156	4.5%	$83	$(16)	$223	6.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 24, 2011 Compared to Quarter Ended June 25, 2010

        In the third quarter of fiscal 2011, Communications and Industrial Solutions' net sales increased $39 million, or 3.1%, to $1,297 million from $1,258 million in the same period of fiscal 2010. Organic net sales decreased $17 million, or 1.3%, during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. We estimate that the earthquake in Japan negatively impacted our organic sales in the Communications and Industrial Solutions segment by $32 million in the third quarter of fiscal 2011. The strengthening of certain foreign currencies positively affected net sales by $62 million, or 4.9%, in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $6 million in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.

        In the industrial end market, in the third quarter of fiscal 2011, our organic net sales increased 2.7% as compared to the third quarter of fiscal 2010 primarily as a result of growth in the industrial machinery, factory automation, and commercial and building markets. In the data communications end market, our organic net sales increased 0.8% in the third quarter of fiscal 2011 from the same period of fiscal 2010 due to a slight increase in sales in the data storage and wireless base station markets. In the appliance end market, our organic net sales increase of 0.2% in the third quarter of fiscal 2011 from the same period of fiscal 2010 was attributable to slightly improved consumer demand, particularly in the EMEA region. In the consumer devices end market, our organic net sales decreased 17.8% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 due to weaker demand in the consumer electronics and mobile phone markets driven by our platform position, as well as lower demand as a result of the earthquake in Japan. In the computer end market, our organic net sales were flat in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010 as growth in the tablets and portables markets and modest market share gains from major customers were offset by price erosion. In the touch solutions end market, our organic net sales increase was 7.0% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 as a result of increased sales in the retail and industrial markets, particularly in the EMEA region.

        Communications and Industrial Solutions' operating income decreased $71 million to $134 million in the third quarter of fiscal 2011 from $205 million in the third quarter of fiscal 2010. Segment results included restructuring and other charges of $15 million in the third quarter of fiscal 2011 and credits of $1 million in the third quarter of fiscal 2010. Excluding these items, the decrease in operating income resulted from price erosion and increased material costs, partially offset by cost reduction benefits from restructuring actions and volume increases.

  Nine Months Ended June 24, 2011 Compared to Nine Months Ended June 25, 2010

        Communications and Industrial Solutions' net sales increased $223 million, or 6.4%, to $3,728 million in the first nine months of fiscal 2011 as compared to $3,505 million in the same period of fiscal 2010. Organic net sales increased $156 million, or 4.5%, during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. We estimate that the earthquake in Japan negatively impacted our organic sales in the Communications and Industrial Solutions segment by $46 million in the first nine months of fiscal 2011. The strengthening of certain foreign currencies positively affected net sales by $83 million, or 2.3%, in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $16 million in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

        In the industrial end market, our organic net sales increased 11.5% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 due primarily to strong growth across the industrial machinery, factory automation, and commercial and building markets, particularly in the EMEA region. In the data communications end market, our organic net sales increased 9.3% in the first nine months of fiscal 2011 from the first nine months of fiscal 2010 due to strength in sales in the server, data storage, and wireless markets, particularly in the EMEA and Asia-Pacific regions. In the appliance end market, our organic net sales growth of 7.1% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 was due to continued consumer demand in the EMEA region. In the consumer devices end market, our organic net sales decreased 11.6% in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 due to weaker demand in the mobile phone and consumer electronics markets driven by our platform position. In the computer end market, our organic net sales decrease of 0.5% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 was attributable to price erosion, partially offset by growth in the tablets and portables markets and modest market share gains from major customers. In the touch solutions end market, our organic net sales increased 4.9% in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 as a result of increased sales in the retail and industrial markets, particularly in the EMEA region.

        In the first nine months of fiscal 2011, Communications and Industrial Solutions' operating income decreased $21 million to $461 million from $482 million in the first nine months of fiscal 2010. Segment results included net restructuring and other charges of $19 million and $18 million during the first nine months of fiscal 2011 and 2010, respectively. Excluding these items, the decrease in operating income was attributable to price erosion and increased material costs, partially offset by volume increases.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
	($ in millions)
Net sales	$1,006	$612	$2,579	$1,837
Operating income	$126	$96	$204	$238
Operating margin	12.5%	15.7%	7.9%	13.0%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2011	June 25, 2010	June 24, 2011	June 25, 2010
Telecom Networks	45%	23%	40%	20%
Energy	22	30	24	30
Enterprise Networks	18	19	19	18
Subsea Communications	15	28	17	32

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2011 versus Net Sales for the Quarter Ended June 25, 2010						Change in Net Sales for the Nine Months Ended June 24, 2011 versus Net Sales for the Nine Months Ended June 25, 2010
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Acquisition (Divestiture)	Total
	($ in millions)
Telecom Networks	$33	24.2%	$16	$260	$309	219.1%	$104	29.7%	$18	$537	$659	180.1%
Energy	22	12.9	21	—	43	23.6	65	12.5	17	(12)	70	12.6
Enterprise Networks	7	6.2	7	51	65	54.6	36	11.7	12	104	152	45.0
Subsea Communications	(23)	(13.8)	—	—	(23)	(13.5)	(140)	(24.2)	1	—	(139)	(24.0)

Total	$39	6.6%	$44	$311	$394	64.4%	$65	3.6%	$48	$629	$742	40.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 24, 2011 Compared to Quarter Ended June 25, 2010

        Network Solutions' net sales increased $394 million, or 64.4%, to $1,006 million in the third quarter of fiscal 2011 from $612 million in the third quarter of fiscal 2010. Organic net sales increased $39 million, or 6.6%, in the third quarter of fiscal 2011 from the same period of fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $44 million, or 7.0%, in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The acquisition of ADC increased sales by $311 million in the third quarter of fiscal 2011.

        In the telecom networks end market, our organic net sales increase of 24.2% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA and South America regions. In the energy end market, in the third quarter of fiscal 2011, our organic net sales increased 12.9% as compared to the third quarter of fiscal 2010 primarily as a result of a continuing strong recovery in the industrial and power distribution markets across all regions. In the enterprise networks end market, our organic sales increased 6.2% in the third quarter of fiscal 2011 from fiscal 2010 levels due to increased data center investment in the EMEA and Asia-Pacific regions, particularly in India. The subsea communications end market's organic net sales decreased 13.8% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010 due to lower levels of project activity. We expect net sales in the fourth quarter of fiscal 2011 in the subsea communications end market to be similar to third quarter fiscal 2011 levels.

        In the third quarter of fiscal 2011, Network Solutions' operating income increased $30 million to $126 million from $96 million in the third quarter of fiscal 2010. Segment results for the third quarter of fiscal 2011 included $12 million of charges related to the acquisition of ADC, including $8 million of restructuring charges, $3 million of charges associated with the amortization of acquisition accounting-related adjustments, and $1 million of acquisition and integration costs. Segment results also included additional net restructuring and other charges of $3 million in the third quarter of fiscal 2011. In the third quarter of fiscal 2010, segment results included net restructuring and other credits of $2 million. Excluding these items, the increase in operating income was attributable to increased volume, partially offset by unfavorable product mix and price erosion.

  Nine Months Ended June 24, 2011 Compared to Nine Months Ended June 25, 2010

        In the first nine months of fiscal 2011, Network Solutions' net sales increased $742 million, or 40.4%, to $2,579 million from $1,837 million in the first nine months of fiscal 2010. Organic net sales increased $65 million, or 3.6%, in the first nine months of fiscal 2011 from the same period of fiscal 2010. The strengthening of certain foreign currencies positively impacted net sales by $48 million, or 2.6%, in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The acquisition of ADC increased sales by $641 million in the first nine months of fiscal 2011. The divestiture of the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $12 million in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010.

        In the telecom networks end market, our organic net sales increase of 29.7% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA and South America regions. In the energy end market, our organic net sales increased 12.5% in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 due primarily to a continuing strong recovery in the industrial and power distribution markets across all regions. In the enterprise networks end market, our organic sales increased 11.7% in the first nine months of fiscal 2011 from fiscal 2010 levels as a result of increased data center investment in the EMEA and Asia-Pacific regions, particularly in India. The subsea communications end market's organic net sales decreased 24.2% in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 as a result of lower levels of project activity.

        Network Solutions' operating income decreased $34 million to $204 million in the first nine months of fiscal 2011 from $238 million in the same period of fiscal 2010. During the first nine months of fiscal 2011, segment results included $119 million of charges related to the acquisition of ADC, including $60 million of restructuring charges, $40 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Segment results also included additional net restructuring and other charges of $4 million in the first nine months of fiscal 2011. In the first nine months of fiscal 2010, segment results included $17 million of net restructuring and other charges. Excluding these charges, operating income increased as a result of volume increases, partially offset by unfavorable product mix and price erosion.

Non-Operating Items

  Other Income, Net

        We recorded net other expense of $5 million and net other income of $42 million in the quarters ended June 24, 2011 and June 25, 2010, respectively, and net other income of $13 million and $125 million in the nine months ended June 24, 2011 and June 25, 2010, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). During the third quarter of fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 10 to the Condensed Consolidated Financial Statements. The other income in the third quarter and first nine months of fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns.

  Income Taxes

        We recorded a tax provision of $74 million, for an effective income tax rate of 17.2%, and a tax provision of $144 million, for an effective income tax rate of 30.3%, for the quarters ended June 24, 2011 and June 25, 2010, respectively. The effective income tax rate for the quarter ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions and benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters, partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the quarter ended June 25, 2010 reflects charges of $124 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the quarter ended June 25, 2010 reflects income tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions.

        We recorded a tax provision of $261 million, for an effective income tax rate of 22.0%, and a tax provision of $348 million, for an effective income tax rate of 30.1%, for the nine months ended June 24, 2011 and June 25, 2010, respectively. The effective income tax rate for the nine months ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the nine months ended June 24, 2011 also reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters. The effective income tax rate for the nine months ended June 25, 2010 reflects charges of $242 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest as well as an income tax benefit of $98 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for the nine months ended June 25, 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations and income tax benefits recognized in connection with anticipated increased profitability in fiscal 2010 in certain entities operating in lower tax rate jurisdictions.

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

  Cash Flows from Operating Activities

        In the first nine months of fiscal 2011, net cash provided by continuing operating activities decreased $56 million to $1,149 million from $1,205 million in the first nine months of fiscal 2010. The decrease resulted primarily from the reduction of accrued and other current liabilities related to employee compensation-related payments and higher income taxes paid, partially offset by the impact of higher income levels.

        The amount of income taxes paid, net of refunds, was $127 million and $73 million during the first nine months of fiscal 2011 and 2010, respectively.

        We expect to make net cash payments related to pre-separation tax matters of approximately $250 million over the next twelve months. Approximately $160 million of these net cash payments are expected to be paid in the fourth quarter of fiscal 2011. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $126 million to $375 million from $249 million in the first nine months of fiscal 2010. We expect fiscal 2011 capital spending levels to be approximately 4% of net sales.

        In the first nine months of fiscal 2011, we acquired ADC for a total purchase price of approximately $717 million in cash (net of cash acquired of $546 million) and $22 million of other non-cash consideration. Short-term investments acquired in connection with the acquisition of ADC were sold for proceeds of $155 million in the first nine months of fiscal 2011. Certain other assets acquired in connection with the acquisition of ADC were sold for net proceeds of $111 million, of which approximately $106 million was received in the first nine months of fiscal 2011. We also acquired a business for $14 million in cash in the first nine months of fiscal 2011. See additional information in Note 4 to the Condensed Consolidated Financial Statements.

        We acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash during the first nine months of fiscal 2010. Also, during the first nine months of fiscal 2010, we acquired Sensitive Object for a purchase price of $61 million, net of cash acquired, which included $6 million of contingent consideration to be paid during fiscal 2011.

        We received cash proceeds of $12 million related to the sale of the Dulmison connectors and fittings product line in the first nine months of fiscal 2010.

  Cash Flows from Financing Activities and Capitalization

        Total debt at June 24, 2011 and September 24, 2010 was $2,655 million and $2,413 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding debt.

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

        In connection with an internal reorganization related to the acquisition of ADC, in March 2011, our ADC subsidiary commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in April 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million, and terminated its then existing five-year senior unsecured credit agreement, which at the time of termination had total commitments of $1,425 million and was scheduled to mature on April 25, 2012. TEGSA had no borrowings under the Credit Facility at June 24, 2011. Also, TEGSA had no borrowings under its then existing facility at September 24, 2010.

        Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 12.5 to 30.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 24, 2011, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under notes issued by ADC prior to its acquisition in December 2010.

        Payment of common share dividends and cash distributions to shareholders were $79 million and $72 million in the third quarters of fiscal 2011 and 2010, respectively, and $220 million and $218 million in the first nine months of fiscal 2011 and 2010, respectively. In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of 0.72 Swiss Francs ("CHF") (equivalent to $0.64) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third and fourth installments of the distribution at a rate of $0.16 per share each during the quarters ended December 24, 2010 and March 25, 2011. These capital reductions reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28). In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the first installment of the dividend at a rate of $0.18 per share during the quarter ended June 24, 2011.

        During September 2010, our board of directors authorized an increase in the share repurchase program from $2.0 billion to $2.75 billion. During the third quarter and first nine months of fiscal 2011, we purchased approximately 7 million and 16 million, respectively, of our common shares for $267 million and $564 million, respectively. During the third quarter and first nine months of fiscal 2010, we purchased approximately 8 million and 14 million, respectively, of our common shares for $225 million and $390 million, respectively. Since inception of the share repurchase program, we have purchased approximately 77 million shares for $2,446 million.

Backlog

        At June 24, 2011, we had a backlog of unfilled orders of $3,376 million compared to a backlog of $2,966 million at September 24, 2010. Backlog by reportable segment was as follows:

	June 24, 2011	September 24, 2010
	(in millions)
Transportation Solutions	$1,090	$873
Communications and Industrial Solutions	1,402	1,304
Network Solutions	884	789

Total	$3,376	$2,966

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

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Condensed Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed and accepted by the IRS, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to shareholders' equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The primary issues in dispute involve the tax treatment of certain intercompany transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process and therefore may be required to litigate the disputed issues. In addition, Tyco International could settle with the IRS and pay any related deficiencies for the undisputed tax adjustments within the next twelve months.

        During the third quarter of fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. As a result of the completion of fieldwork and the settlement of certain tax matters, in the third quarter of fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement.

        In the fourth quarter of fiscal 2011, Tyco International expects the IRS to issue notices of deficiency related to these tax adjustments to the 2001 through 2004 income tax returns. For a portion of these pre-separation deficiencies, we are the primary obligor to the taxing authorities for which we expect to pay approximately $140 million in the fourth quarter of fiscal 2011. Concurrent with remitting this payment, we expect to be reimbursed approximately $100 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we anticipate paying a total of approximately $120 million in the fourth quarter of fiscal 2011 to Tyco International and Covidien for our share of 2001 through 2004 pre-separation tax deficiencies for which Tyco International and Covidien are the primary obligors to the taxing authorities. As a result, we expect our net cash payments attributable to these matters to be approximately $160 million during the fourth quarter of fiscal 2011. Over the next twelve months, we expect total net payments related to these tax matters of approximately $250 million. This amount includes the net payment of $160 million mentioned above.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in the third quarter of fiscal 2011.

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

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. A trial date has been set for February 2012.

  Com-Net

        At June 24, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        At June 24, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $462 million, of which $50 million was related to our contract with the State of New York. In January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, Tyco International, Covidien, and TE Connectivity share 27%, 42%, and 31%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $354 million and $339 million were recorded on the Condensed Consolidated Balance Sheets at June 24, 2011 and September 24, 2010, respectively. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

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

        Our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, income taxes, pension and postretirement benefits, and share-based compensation are based on, among other things, judgments and assumptions made by management. During the nine months ended June 24, 2011, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

        During the first nine months of fiscal 2011, certain judgments and assumptions were made in connection with the acquisition of ADC. Our acquisition policy and related estimates are as follows:

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

  Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued an update to guidance in ASC 220, Comprehensive Income, that changes the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. These updates to ASC 820 are effective for us in the second quarter of fiscal 2012. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 and "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2011 and in this Quarterly Report, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Global risks of natural disasters and political, economic, and military instability;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2011. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 24, 2011.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 24, 2011.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 24, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ADC Acquisition

        We acquired ADC on December 8, 2010. We have not yet completed our assessment of the internal controls within ADC; however, we are not aware of any material changes in these controls during the quarter ended June 24, 2011.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 24, 2010 and in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2011. The risk factors disclosed in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 24, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 26 - April 22, 2011	1,017	$34.57	—	$571,022,770
April 23 - May 27, 2011	5,387,657	36.37	5,382,959	375,228,263
May 28 - June 24, 2011	1,985,057	36.20	1,980,249	303,544,403

Total	7,373,731	$36.33	7,363,208

(1)
This column includes the following transactions which occurred during the quarter ended June 24, 2011:

(i)
the acquisition of 10,523 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 7,363,208 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 20, 2011)
10.1	Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 24, 2011, filed on July 22, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements**

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

Date: July 22, 2011