Form 10-K
period 2011-09-30
TE Connectivity Ltd.
filed 2011-11-18
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 1.37	New York Stock Exchange
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $14,973,661,417 as of March 25, 2011, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 10, 2011 was 424,451,247.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2012 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

TE CONNECTIVITY LTD.

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

        The risk factors discussed in "Risk Factors" and other risks identified in this Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ii

PART I

ITEM 1.    BUSINESS

Overview

        TE Connectivity Ltd. ("TE Connectivity," or the "Company," which may be referred to as "we," "us," or "our") is a global company that designs and manufactures approximately 500,000 products that connect and protect the flow of power and data inside millions of products used by consumers and industries. We partner with customers in a broad array of industries from consumer electronics, energy, and healthcare to automotive, aerospace, and communication networks.

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remained unchanged.

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International Ltd. ("Tyco International"). Effective June 29, 2007, Tyco International distributed all of our shares to its common shareholders (referred to in this report as the "separation"). We became an independent, publicly traded company owning the former electronics businesses of Tyco International.

        Our business was formed principally through a series of acquisitions, from fiscal 1999 through fiscal 2002, of established electronics companies and divisions, including the acquisition of AMP Incorporated and Raychem Corporation in fiscal 1999, and the Electromechanical Components Division of Siemens and OEM Division of Thomas & Betts in fiscal 2000. These companies each had more than 50 years of history in engineering and innovation excellence. We operated as a segment of Tyco International prior to our separation.

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

        We operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. See Notes 1 and 23 to the Consolidated Financial Statements for additional information regarding our segments.

        Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2011 net sales contribution of each segment, and the key products and industry end markets that we serve:

Segment	Transportation Solutions		Communications and Industrial Solutions		Network Solutions
% of Fiscal 2011 Net Sales	39%		36%		25%
Key Products	•	Connector systems	•	Connector systems	•	Connector systems
	•	Relays	•	Relays	•	Heat shrink tubing
	•	Circuit protection devices	•	Touch screens	•	Wire and cable
	•	Wire and cable	•	Circuit protection devices	•	Racks and panels
	•	Heat shrink tubing	•	Antennas	•	Fiber optics
	•	Sensors	•	Heat shrink tubing	•	Wireless
	•	Application tooling			•	Undersea telecommunication systems
Key Markets	•	Automotive	•	Industrial	•	Telecom Networks
	•	Aerospace, Defense, and	•	Data Communications	•	Energy
		Marine	•	Appliance	•	Enterprise Networks
			•	Consumer Devices	•	Subsea
			•	Computer	•	Communications
			•	Touch Solutions

See Note 23 to the Consolidated Financial Statements for certain segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity businesses.  We are leaders in many of the markets we serve, and the opportunity for growth in those markets is significant. We believe our three segments serve a combined approximately $90 billion market that is expected to grow at an estimated annual growth rate of 6% over the next five years.

  •
  Global leader in passive components.  With net sales of $14.3 billion in fiscal 2011, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be approximately $48 billion in fiscal 2011, our net sales were approximately $8.5 billion. We have established a global leadership position in the connector industry with leading market positions in the following markets:

  •
  Automotive—#1

  •
  Industrial—#1

  •
  Telecom/data communications—#2

  •
  Computers and peripherals—#3

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

  •
  Strong customer relationships.  As an industry leader, we have established close working relationships with many of our customers. These relationships allow us to better anticipate and respond to customer needs when designing new products and new technical solutions. By working with our customers in developing new products and technologies, we believe we are able to identify and act on trends and leverage knowledge about next-generation technology across our products.

  •
  Process and product technology leadership.  We employ approximately 7,500 engineers dedicated to product research, development, and engineering. Our investment of $733 million in product and process engineering and development together with our capital spending of $581 million in fiscal 2011 enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

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

  •
  Global presence.  We have an established manufacturing presence in over 20 countries and our sales are global. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

  •
  Strong management team and employee base.  We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average more than 25 years of experience, of which most is in the electronics industry. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry.

    We have approximately 95,000 employees who are based throughout the world. We continue to emphasize employee development and training, and we embrace diversity. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success.

Our Strategy

        We want to be a premier partner to our customers; we want our employees to thrive, be highly engaged, and view our company as a great place to work; and we want to generate superior returns for our shareholders. These three basic tenets are the focus of our strategy and drive all that we do. Our strategy is built on core values of integrity, accountability, teamwork, and innovation. We expect our employees to do the right thing, take responsibility, work together, and innovate.

        Our goal is to be the world leader in providing custom-engineered electronic components and solutions for an increasingly connected world. We believe that in achieving this, we will increase net sales and profitability across our segments in the markets that we serve. We intend to continue our growth by focusing on the following priorities:

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

  •
  Strengthen our innovation leadership.  Technology leadership is critical to our business. We seek to continue to strengthen our process and product technology leadership and to increase the percentage of our annual net sales from new products. In fiscal 2011, we derived approximately 25% of our net sales from new products launched within the previous three years. We intend to continue to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

  •
  Extend our leadership in emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, Brazil, and India, which we expect will experience higher growth rates than those of more developed regions in the world. In fiscal 2011, we generated $2.1 billion of net sales in China, $1.1 billion of net sales in Eastern Europe, $0.4 billion of net sales in Brazil, and $0.2 billion of net sales in India. We believe that expansion in these regions will enable us to grow faster than the overall global market.

  •
  Lead in smart connectivity.  Smart connectivity complements and expands on innovation leadership. It adds more functionality and intelligence wherever connectivity occurs. Our focus on smart connectivity enables us to provide more value to our customers by offering products that do more and solve more.

  •
  Supplement organic growth with strategic partnerships and acquisitions.  We will evaluate and selectively pursue strategic partnerships and acquisitions that strengthen our market position, enhance our existing product offering, enable us to enter attractive markets, expand our technological capabilities, and provide synergy opportunities.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2011	2010	2009
Transportation Solutions	39%	40%	34%
Communications and Industrial Solutions	36	40	38
Network Solutions	25	20	28

Total	100%	100%	100%

  Transportation Solutions

        The Transportation Solutions segment is a leader in electronic components, including connectors, relays, circuit protection devices, wire and cable, heat shrink tubing, and sensors, as well as application tooling and custom-engineered solutions for the automotive and aerospace, defense, and marine markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex aerospace, defense, and marine equipment.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive industry, including electric sunroofs, anti-lock braking systems, and fuel injection coils. Also, our relay products can be used in a wide range of high-performance applications for the aerospace industry.

  •
  Circuit Protection Devices.  We offer a diverse range of circuit protection devices, which limit the flow of current during fault conditions and automatically reset after the fault is cleared and power to the circuit is restored. We also offer surface-mount chip fuses, gas discharge tubes for overvoltage protection, electrostatic discharge protection devices, and hybrid protection devices.

  •
  Wire and Cable.  We provide highly engineered cable and wire products to the aerospace, defense, and marine markets. We offer a broad range of cable, including NASA-specification cable and other cables suitable for use in rugged applications within the aerospace, defense, and marine (oil and gas exploration) industries.

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

        In addition to the above product families, which represent over 90% of the Transportation Solutions segment's net sales, we also offer clocksprings, identification products, fiber optics, resistors and inductors, and switches.

  Communications and Industrial Solutions

        The Communications and Industrial Solutions segment is one of the world's largest suppliers of electronic components, including connectors, relays, touch screens, circuit protection devices, antennas, and heat shrink tubing. Our products are used primarily in the industrial machinery, data communications, household appliance, consumer devices, computer, and touch solutions markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, and power connectors, as well as sophisticated interconnection products used in complex telecommunications, computer, and medical equipment.

  •
  Relays.  Our relay products can be used in a wide range of applications in the telecommunications, industrial, and appliance markets, including signal and power relay technologies for the telecommunications industry.

  •
  Touch Screens.  We develop, manufacture, and market a complete line of touch solutions for point-of-sale terminals, self service, process control, medical, and consumer products. We offer component touch systems for original equipment manufacturers and a broad line of standard and custom LCD touch monitors and computers.

  •
  Circuit Protection Devices.  We offer a range of circuit protection devices, which limit the flow of current during fault conditions and automatically reset after the fault is cleared and power to the circuit is restored. We also offer surface-mount chip fuses, gas discharge tubes for overvoltage protection, electrostatic discharge protection devices, and hybrid protection devices.

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

        In addition to the above product families, which represent over 90% of the total Communications and Industrial Solutions segment's net sales, the segment also sells identification products, wire and cable, memory card products, switches, and battery assemblies.

  Network Solutions

        The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. Our products include connectors, heat shrink tubing, wire and cable, racks and panels, fiber optics, and wireless products. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of low, medium, and high-voltage connectors and splices, cable assemblies, sealing systems, terminals, fittings, lugs and clamps, transmission line fittings, splice closures, grounding hardware, and wall and floor outlets for voice and data connection to local area networks.

  •
  Heat Shrink Tubing.  We offer heat shrink tubing, heat shrinkable splice closures, wrap-around sleeves, and molded parts designed to better protect both high- and low-voltage circuits against harsh aerial, buried, and above-ground environments.

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

  •
  Wireless.  We offer solutions for radio frequency distribution and distributed antenna systems. These products provide wireless coverage and capacity and operate as an extension of the wireless network, expanding the reach of both in-building and outdoor signals.

  •
  Undersea Telecommunication Systems.  We design, build, maintain, and test undersea fiber optic networks for the telecommunication and oil and gas markets.

        In addition to the above product families, which represent over 90% of the total Network Solutions segment's net sales, the segment also sells printed circuit board devices, relays, network interface devices, and application tooling.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2011 was as follows:

Markets	Percentage
Automotive	34%
Telecommunications	14
Industrial	8
Telecom Networks	8
Energy	7
Computer	7
Enterprise Networks	6
Aerospace, Defense, and Marine	5
Appliance	4
Medical	3
Other	4

Total	100%

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

        Telecom Networks.    Our products are used by communication service providers to facilitate the high-speed delivery of services from central offices to customer premises. This industry services the needs of emerging countries that are building out their communications infrastructure as well as countries upgrading networks to support high-speed internet connectivity and delivery of high-definition television.

        Energy.    The energy industry uses our products in power generation equipment and power transmission equipment. The industry has been investing heavily to improve, upgrade, and restore existing equipment and systems. In addition, this industry addresses the needs of emerging countries that are building out and upgrading their energy infrastructure.

        Computer.    Our products are used in computer products, such as servers and storage equipment, workstations, notebook computers, tablets, desktop computers, and business and retail equipment.

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

Customers

        Our customers include automobile, telecommunication, computer, industrial, aerospace, and consumer products manufacturers that operate both globally and locally. Our customers also include contract manufacturers and third-party distributors. We serve over 200,000 customer locations in over 150 countries, and we maintain a strong local presence in each of the geographic regions in which we operate.

        Our net sales by geographic region as a percentage of our total net sales were as follows:

	Fiscal
	2011	2010	2009
Europe/Middle East/Africa	36%	35%	34%
Asia-Pacific	32	34	29
Americas(1)	32	31	37

Total	100%	100%	100%

(1)
The Americas includes our Subsea Communications business.

        See Note 23 to the Consolidated Financial Statements for additional information regarding geographic regions.

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for more than 10% of our net sales in fiscal 2011, 2010, or 2009. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo ("DRC"). As a result, the Securities and Exchange Commission ("SEC") is required to establish new annual disclosure and reporting requirements for those companies who use "conflict" minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals.

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

        Our research and development expense for fiscal 2011, 2010, and 2009 was as follows:

	Fiscal
	2011	2010	2009
	(in millions)
Transportation Solutions	$217	$187	$172
Communications and Industrial Solutions	252	203	181
Network Solutions	155	92	86

Total	$624	$482	$439

        Our research, development, and engineering efforts are supported by approximately 7,500 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions, introduced during the previous three years comprised approximately 25% of our net sales for fiscal 2011.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2011, our direct sales represented 78% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

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

        Backlog by reportable segment at fiscal year end 2011 and 2010 was as follows:

	Fiscal
	2011	2010
	(in millions)
Transportation Solutions	$1,041	$873
Communications and Industrial Solutions	1,140	1,304
Network Solutions	780	789

Total	$2,961	$2,966

        We expect that the majority of our backlog at September 30, 2011 will be filled during fiscal 2012.

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

  •
  Transportation Solutions.  This segment competes against numerous companies, including Delphi Automotive, Molex, Amphenol, FCI, Yazaki, Sumitomo, Carlisle Interconnect Technologies, Esterline, Glenair, and HellermannTyton.

  •
  Communications and Industrial Solutions.  This segment competes against numerous companies, including Molex, JST Connectors, Japan Aviation Electronics, Amphenol, FCI, 3M, and Foxconn Technology Group.

  •
  Network Solutions.  This segment's major competitors include Corning, CommScope, 3M, Huawei Technologies, Thomas & Betts, and Hubbell. Also, the Subsea Communications business primarily competes against Alcatel-Lucent.

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

        We own a large portfolio of patents that principally relate to electrical, optical, and electronic products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the trademarks.

        While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by any single patent or group of related patents.

Employees

        As of September 30, 2011, we employed approximately 95,000 people worldwide, of whom 29,000 were in the Americas region, 26,000 were in the Europe/Middle East/Africa region, and 40,000 were in the Asia-Pacific region. Of our total employees, approximately 58,000 were employed in manufacturing. Approximately 65% of our employees were based in lower-cost countries, primarily China. We believe that our relations with our employees are satisfactory.

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

        Compliance with these laws has in the past and may in the future increase our costs of doing business in a variety of ways. For example, our costs may increase indirectly through increased energy and product costs as producers of energy, cement, iron, steel, pulp, paper, petroleum, and other major emitters of greenhouse gases are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $12 million to $24 million. As of September 30, 2011, we believe that the best estimate within this range is approximately $13 million. We do not anticipate any material capital expenditures during fiscal 2012 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC.

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

        Our business and operating results have been and will continue to be affected by economic conditions regionally or worldwide, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt, any of which could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected.

        We are dependent on end market dynamics to sell our products, and our operating results can be adversely affected by cyclical and reduced demand in these markets. For example, the automotive industry, which accounted for approximately 34% of our net sales in fiscal 2011, has experienced a significant downturn in recent years as described below. The telecommunications industry, which accounted for approximately 14% of our net sales in fiscal 2011, has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. The aerospace, defense, and marine industry, which accounted for 5% of our net sales in fiscal 2011, has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

         We are dependent on the automotive industry which has experienced significant declines in recent years.

        Approximately 34% of our net sales for fiscal 2011 were to customers in the automotive industry. In recent years, automotive manufacturers globally have experienced lower levels of vehicle sales as a result of the 2009 economic downturn and credit conditions. Fiscal 2009 and 2010 sales levels were below fiscal 2008 levels. In fiscal 2011, sales increased and improved relative to prior years to reach fiscal 2008 levels. Additionally, the automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

         We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 14% of our net sales for fiscal 2011 came from sales to the telecommunications industry. Demand for these products is subject to rapid technological change, and was and remains affected by declines in consumer and business spending. Additionally, these markets are dominated by several large manufacturers that can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our inability to do so would materially impair our results of operations, financial position, and cash flows.

        Approximately 8% of our net sales for fiscal 2011 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends on underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers. Demand was and remains affected by reduced spending. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

         We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the level of customer service, the development of new technology, and our ability to participate in emerging markets. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

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

        We are a large buyer of resin, copper, gold, silver, brass, steel, chemicals and additives, zinc, and other precious metals. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, has increased in recent years and continues to fluctuate. Gold has recently traded at an all-time high. In recent years, we have only been able to partially offset these increases through higher selling prices. Our results of operations, financial position, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are continued significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the DRC. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use "conflict" minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain these metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 55% of our net sales for fiscal 2011 were invoiced in currencies other than the U.S. Dollar, and we expect non-U.S. Dollar revenue to represent a significant and likely increased portion of our future net revenue. Therefore, when the U.S. Dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro or Asian currencies, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

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

        In December 2010, we acquired ADC Telecommunications, Inc. ("ADC"), and we regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings. Risks associated with the completed acquisition of ADC include the risk that we do not fully integrate ADC successfully and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We also cannot assure you that we will identify or successfully complete transactions with other acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

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

         We could suffer significant business interruptions.

        Our operations and those of our suppliers and customers and the supply chain that supports their operations may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease, or failures of management information or other systems due to internal or external causes. If a business interruption occurs, our business, financial position, and results of operations could be materially adversely affected.

        On March 11, 2011, an earthquake occurred near the northeastern coast of Japan creating a tsunami that caused extensive damage. Our facilities in Japan were not materially damaged; however, there were disruptions in our customers' operations in Japan as well as in the supply chain that supports their operations. As a result, we experienced a negative impact on our sales and operations in fiscal 2011. We estimate that sales and diluted earnings per share were negatively impacted by $99 million and $0.07 per share, respectively, in fiscal 2011. There can be no assurance that the long-term consequence of the disaster will not adversely affect our business, financial position, and results of operations.

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

        Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity, which has and could further reduce the value of our pension plans' investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans' investment portfolios or a reduction in returns on plan assets could have an adverse effect on our results of operations, financial position, and cash flows.

         Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and at times credit markets have been disrupted, which has reduced the availability of investment capital and credit. Recent downgrades of credit ratings of sovereign debt, including the U.S., has similarly affected the availability and cost of capital. As a result, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

         Divestitures of some of our businesses or product lines may materially adversely affect our results of operations, financial position, and cash flows.

        While we have completed the divestiture of underperforming or non-strategic businesses and product lines that we began over four years ago, we continue to evaluate specific businesses and products which may result in additional divestitures. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

         Recognition of impairment charges for our goodwill could negatively affect our results of operations.

        We test goodwill allocated to reporting units for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2011 and determined that no impairment existed. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, we rely on a number of reporting unit specific factors including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill. Should economic conditions further deteriorate or remain depressed, estimates of future cash flows for our reporting units may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

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

        Our workforce, manufacturing, research, administrative, and sales facilities, markets, customers, and suppliers are located throughout the world, and we are exposed to risks that could negatively affect sales or profitability, including:

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

  •
  instability in economic or political conditions, including sovereign debt levels, inflation, recession, and actual or anticipated military or political conflicts; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        We have sizeable operations in China, including 17 manufacturing sites. In addition, 15% of our net sales in fiscal 2011 were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

        In addition, Standard & Poor's recent credit rating downgrade of long-term U.S. sovereign debt, any future downgrade by other rating agencies of long-term U.S. sovereign debt, or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition and liquidity.

         We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Anti-Bribery Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

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

        In September 2011, Tyco International announced its intention to spin-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. Although these transactions are in preliminary stages, we expect that Tyco International will continue to meet its legal obligations under the Tax Sharing Agreement.

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

        Various U.S. and non-U.S. legislative proposals and other initiatives have been directed at companies incorporated in lower-tax jurisdictions. We believe that recently there has been heightened focus on adoption of such legislation and other initiatives as various jurisdictions look for solutions to fiscal deficits. If adopted, these proposed changes could materially increase our worldwide corporate effective tax rate. We cannot predict the outcome of any specific legislative proposals or initiatives, and we cannot assure you that any such legislation or initiative will not apply to us.

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

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. Our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 9, 2013, and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

  •
  volatility in financial markets and market fluctuations caused by global economic conditions and investors' concerns about potential risks to future economic growth;

  •
  changes in earnings estimates by securities analysts or our ability to meet those estimates;

  •
  changes in accounting standards, policies, guidance, interpretations, or principles;

  •
  announcements by us or our competitors of significant acquisitions or dispositions; and

  •
  the operating and stock price performance of comparable companies and companies that serve end markets important to our business.

         We might not be able to make distributions on our shares without subjecting shareholders to Swiss withholding tax.

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax purposes) or registered share capital. Interpretations of recently enacted Swiss tax legislation and various proposals in Switzerland for tax law and corporate law changes, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of recently enacted Swiss tax legislation related to the classification of Swiss contributed surplus in our Swiss statutory financial statements for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. Should we not gain favorable resolution, we may be required to make certain statutory reclassifications to Swiss contributed surplus in our Swiss statutory financial statements that likely will limit our ability to make distributions on our shares free of Swiss withholding tax in future years. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus (as determined for Swiss tax purposes) or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders and any restriction on our ability to do so could make our stock less attractive to investors.

         Currency fluctuations between the U.S. Dollar and the Swiss Franc may limit the amount available for any future distributions on our shares without subjecting shareholders to Swiss withholding tax.

        Under Swiss corporate law, we are required to state our year end unconsolidated Swiss statutory financial statements in Swiss Francs. Although distributions that are effected through a return of contributed surplus or registered share capital are expected to be paid in U.S. Dollars, shareholder resolutions with respect to such distributions are required to be stated in Swiss Francs. If the U.S. Dollar were to increase in value relative to the Swiss Franc, the U.S. Dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

         We have certain limitations on our ability to repurchase our shares.

        The Swiss Code of Obligations regulates a corporation's ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, only if our shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Additionally, interpretations of recently enacted Swiss tax legislation and various proposals in Switzerland for tax law and corporate law changes, if passed in the future, may affect our ability to repurchase our shares. We are in discussions with Swiss tax authorities regarding certain administrative aspects of recently enacted Swiss tax legislation related to the classification of Swiss contributed surplus in our Swiss statutory financial statements for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. Should we not gain favorable resolution, we may be required to make certain statutory reclassifications to Swiss contributed surplus in our Swiss statutory financial statements that may negatively impact our ability to repurchase our shares. Our ability to repurchase our shares is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

         Registered holders of our shares must be registered as shareholders with voting rights in order to vote at shareholder meetings.

        Our articles of association contain a provision regarding voting rights that is required by Swiss law for Swiss companies like us that issue registered shares (as opposed to bearer shares). This provision provides that to be able to exercise voting rights, holders of our shares must be registered in our share register (Aktienbuch) as shareholders with voting rights. Only shareholders whose shares have been registered with voting rights on the record date may participate in and vote at our shareholders' meetings, but all shareholders will be entitled to dividends, distributions, preemptive rights, advance subscription rights, and liquidation proceeds. The board of directors may, in its discretion, refuse to register shares as shares with voting rights if a shareholder does not fulfill certain disclosure requirements as set forth in our articles of association. Additionally, various proposals in Switzerland for corporate law changes, if passed in the future, may require shareholder registration in order to exercise voting rights for shareholders who hold their shares in street name through brokerages and banks. Such a registration requirement could make our stock less attractive to investors.

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

        Our articles of association contain provisions that could be considered "anti-takeover" provisions because they would make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these provisions, among others:

  •
  shareholders may act only at shareholder meetings and not by written consent, and

  •
  restrictions will apply to any merger or other business combination between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors, both of which provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in the case of issuances from authorized capital, until March 9, 2013 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate approximately 100 manufacturing, warehousing, and office locations in over 30 states in the United States. We also operate over 275 manufacturing, warehousing, and office locations in over 50 countries and territories outside the United States.

        We own approximately 20 million square feet of space and lease approximately 11 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in over 20 countries worldwide. Our manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to lower-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and the migration of manufacturing to lower-cost countries.

        Our centers of manufacturing output at September 30, 2011 included sites in the following countries:

	Number of Manufacturing Facilities
	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
Americas:
United States	11	9	6	26
Mexico	3	2	3	8
Brazil	1	—	—	1
Europe/Middle East/Africa:
India	4	1	2	7
Germany	3	—	3	6
United Kingdom	1	1	4	6
Switzerland	2	1	1	4
Czech Republic	1	1	1	3
Belgium	1	—	1	2
France	—	1	1	2
Italy	1	1	—	2
Austria	1	—	—	1
Hungary	1	—	—	1
Poland	—	1	—	1
Portugal	1	—	—	1
Spain	1	—	—	1
Ukraine	1	—	—	1
Asia-Pacific:
China	2	11	4	17
Japan	1	2	—	3
Australia	—	—	1	1
Korea	1	—	—	1
New Zealand	—	1	—	1
Singapore	—	1	—	1

Total	37	33	27	97

        We estimate that our manufacturing production by region in fiscal 2011 was approximately: Americas—35%, Europe/Middle East/Africa—35%, and Asia-Pacific—30%.

        We expect that manufacturing production will continue to increase in the Asia-Pacific region as a percentage of total manufacturing as this region continues to experience strong growth and our customers' manufacturing continues to migrate to the region.

ITEM 3.    LEGAL PROCEEDINGS

TE Connectivity Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including antitrust claims, product liability matters, environmental matters, employment disputes, tax matters, disputes on agreements, and other commercial disputes. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our balance sheet and to record a corresponding charge, which could be significant in amount.

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

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. We believe that the counterclaim is without merit and intend to vigorously pursue our claims in this matter. We filed a motion for summary judgment on the State's counterclaim and the State filed a motion for summary judgment on our remaining claims, which motions are under consideration. Oral argument on both parties' motions for summary judgment has been set for November 29, 2011. A trial date has been set for February 2012.

  Com-Net

        At September 30, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        TE Connectivity's common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL." The following table sets forth the high and low closing sales prices of TE Connectivity's common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 30, 2011 and September 24, 2010.

	Fiscal
	2011		2010
	Market Price Range		Market Price Range
	High	Low	High	Low
First Quarter	$35.63	$28.97	$24.60	$21.12
Second Quarter	38.51	32.33	28.22	23.98
Third Quarter	37.90	33.58	32.85	26.88
Fourth Quarter	38.23	27.86	29.26	24.39

        The number of registered holders of TE Connectivity's common shares at November 10, 2011 was 31,557.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on TE Connectivity's common shares during the quarterly periods presented below(1).

	Fiscal
	2011		2010
First Quarter	$0.16 (CHF 0.18)	(2)	$0.16 (CHF 0.17)	(2)
Second Quarter	$0.16 (CHF 0.18)	(2)	$0.16 (CHF 0.17)	(2)
Third Quarter	$0.18 (CHF 0.17)		$0.16 (CHF 0.18)	(2)
Fourth Quarter	$0.18 (CHF 0.17)		$0.16 (CHF 0.18)	(2)

(1)
Payments were declared in Swiss Francs ("CHF") and paid in U.S. Dollars based on a U.S. Dollar/Swiss Franc exchange rate shortly before shareholder approval.

(2)
Paid in the form of a reduction of registered share capital.

        Future dividends on our common shares or reductions of registered share capital for distribution to shareholders, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends or distributions be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit our ability to pay dividends or to distribute capital reductions. In addition, interpretations of recently enacted Swiss tax legislation and various proposals in Switzerland for tax law and corporate law changes, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of recently enacted Swiss tax legislation related to the classification of Swiss contributed surplus in our Swiss statutory financial statements for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. Should we not gain favorable resolution, we may be required to make certain statutory reclassifications to Swiss contributed surplus in our Swiss statutory financial statements that likely will limit our ability to make distributions on our shares free of Swiss withholding tax in future years.

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on TE Connectivity's common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index, assuming investment of $100 on June 14, 2007, the first day of "when-issued" trading of TE Connectivity's common shares on the NYSE prior to our separation from Tyco International on June 29, 2007, including the reinvestment of dividends, and the investment of $100 in the Indexes on June 14, 2007. The graph shows the cumulative total return as of the fiscal years ended September 28, 2007, September 26, 2008, September 25, 2009, September 24, 2010, and September 30, 2011. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX,
AND DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	6/14/07*	9/28/07	9/26/08	9/25/09	9/24/10	9/30/11
TE Connectivity Ltd.	$100.00	$91.56	$71.64	$61.15	$81.24	$79.74
S&P 500 Index	100.00	100.77	81.76	72.29	81.13	81.55
Dow Jones Electrical Components and Equipment Index	100.00	99.97	78.08	75.74	88.07	84.26

*
$100 invested on 6/14/07 in TE Connectivity's common shares, including reinvestment of dividends, and $100 invested on 6/14/07 in Indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 25—July 22, 2011	55,685	$37.30	—	$303,544,403
July 23—August 26, 2011	7,879,523	31.13	7,870,612	58,494,024
August 27—September 30, 2011	1,920,413	30.16	1,918,545	1,500,631,148

Total	9,855,621	$30.98	9,789,157

(1)
This column includes the following transactions which occurred during the quarter ended September 30, 2011:

(i)
the acquisition of 66,464 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 9,789,157 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

(2)
Our board of directors authorized an increase in the share repurchase authorization of $1,500 million in September 2011. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated and combined financial and other operating data for TE Connectivity. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an independent, publicly-traded company prior to June 29, 2007.

	As of or for Fiscal
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)(6)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$14,312	$12,070	$10,256	$14,373	$12,574
Gross margin	4,422	3,777	2,536	4,173	3,719
Restructuring and other charges, net	149	137	375	219	92
Pre-separation litigation charges (income), net	—	(7)	144	22	887
Impairment of goodwill	—	—	3,547	103	—
Operating income (loss)	1,741	1,516	(3,474)	1,663	655
Amounts attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	1,248	1,059	(3,109)	1,432	(227)
Income (loss) from discontinued operations, net of income taxes	(3)	44	(156)	255	(340)
Net income (loss)	$1,245	$1,103	$(3,265)	$1,687	$(567)
Per Share Data
Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.85	$2.34	$(6.77)	$2.96	$(0.46)
Net income (loss)	2.84	2.43	(7.11)	3.49	(1.14)
Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.82	$2.32	$(6.77)	$2.95	$(0.46)
Net income (loss)	2.81	2.41	(7.11)	3.47	(1.14)
Dividends and cash distributions paid per common share	$0.68	$0.64	$0.64	$0.56	$—
Balance Sheet Data
Total current assets	$6,632	$6,731	$5,579	$7,635	$10,545
Total assets	17,723	16,992	16,018	21,406	23,654
Total current liabilities	3,401	3,460	2,615	3,387	6,218
Long-term debt	2,668	2,307	2,316	3,161	3,373
Total equity	7,484	7,056	7,006	11,072	11,358
Working capital(7)	3,231	3,271	2,964	4,248	4,327
Other Operating Data
Capital expenditures	$581	$385	$328	$610	$863

(1)
Fiscal 2011 income from continuing operations attributable to TE Connectivity Ltd. includes $149 million of net restructuring and other charges, $41 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC, $19 million of ADC acquisition and integration costs and $35 million of income tax benefits associated with the completion of fieldwork and the settlement of certain U.S. tax matters as well as the related impact of $14 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien. (See Notes 3, 5, 13, and 18 to the Consolidated Financial Statements.)

(2)
Fiscal 2010 income from continuing operations attributable to TE Connectivity Ltd. includes $137 million of net restructuring and other charges, $178 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $307 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, $101 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carry forwards in certain non-U.S. locations. (See Notes 3, 17, and 18 to the Consolidated Financial Statements.) Fiscal 2010 net income attributable to TE Connectivity Ltd. includes $44 million of income, net of income taxes, from discontinued operations. (See Note 4 to the Consolidated Financial Statements.)

(3)
Fiscal 2009 loss from continuing operations attributable to TE Connectivity Ltd. includes net pre-separation litigation charges of $144 million, net restructuring and other charges of $375 million, impairment of goodwill of $3,547 million, a gain on retirement of debt of $22 million, other expense of $68 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $49 million attributable to adjustments to prior year tax returns. (See Notes 3, 8, 11, 13, 17, and 18 to the Consolidated Financial Statements.) Fiscal 2009 net loss attributable to TE Connectivity Ltd. includes $156 million of loss, net of income taxes, from discontinued operations. (See Note 4 to the Consolidated Financial Statements.)

(4)
Fiscal 2008 income from continuing operations attributable to TE Connectivity Ltd. includes net pre-separation litigation charges of $22 million, net restructuring and other charges of $219 million, impairment of goodwill of $103 million, other income of $486 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and an income tax benefit of $33 million related to the analysis and reconciliation of tax accounts. Fiscal 2008 net income attributable to TE Connectivity Ltd. includes $255 million of income, net of income taxes, from discontinued operations.

(5)
Fiscal 2007 loss from continuing operations attributable to TE Connectivity Ltd. includes net pre-separation litigation charges of $887 million, separation costs of $44 million, net restructuring and other charges of $92 million, and allocated loss on retirement of debt of $232 million. Fiscal 2007 net loss attributable to TE Connectivity Ltd. includes $340 million of loss, net of income taxes, from discontinued operations.

(6)
For periods prior to our separation from Tyco International, basic and diluted earnings (loss) per share were calculated utilizing the basic shares outstanding at June 29, 2007, the date of separation.

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

        Organic net sales growth and free cash flow are non-GAAP financial measures which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe these non-GAAP financial measures, together with GAAP financial measures, provide useful information to investors because they reflect the financial measures that management uses in evaluating the underlying results of our operations. See "Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

The Separation

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International. Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses, to its common shareholders.

Change of Domicile

        Effective June 25, 2009, we discontinued our existence as a Bermuda company as provided in the Bermuda Companies Act, and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued our existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations (the "Change of Domicile"). The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

Company Name Change

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remained unchanged.

Overview

        We are a global company that designs and manufactures approximately 500,000 products that connect and protect the flow of power and data inside millions of products used by consumers and industries. We partner with customers in a broad array of industries from consumer electronics, energy, and healthcare to automotive, aerospace, and communication networks.

        We operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. See Notes 1 and 23 to the Consolidated Financial Statements for additional information regarding our segments.

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by approximately 7,500 engineers as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers throughout the world to provide highly engineered products and solutions to meet their needs.

        Our strategic objective is to increase our net sales and profitability across our segments in the markets we serve. This strategy is dependent upon the following strategic priorities:

  •
  Deliver extraordinary customer service;

  •
  Strengthen our innovation leadership;

  •
  Extend our leadership in emerging markets;

  •
  Lead in smart connectivity; and

  •
  Supplement organic growth with strategic partnerships and acquisitions.

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales increased 18.6% in fiscal 2011 as compared to fiscal 2010. In fiscal 2010, our net sales increased 17.7% as compared to fiscal 2009. Our sales into consumer based markets, particularly in the automotive end market in the Transportation Solutions segment, have improved relative to fiscal 2010. Also, in industrial and infrastructure based markets, our sales in the telecom networks, energy, enterprise networks, aerospace, defense, and marine, industrial, touch solutions, and data communications end markets have improved over prior year levels due to increased capital spending by industry and governments. These improvements were partially offset by declines in the subsea communications and consumer devices end markets. Fiscal 2011 included an additional week which contributed $277 million in net sales and $0.08 per share to diluted earnings per share. ADC, which was acquired on December 8, 2010, contributed net sales of $964 million, of which $26 million related to the additional week, during fiscal 2011.

        The earthquake and subsequent tsunami and aftershocks in Japan in March 2011 caused disruptions in our customers' operations and the supply chains that support their operations. We estimate that net sales and diluted earnings per share were negatively impacted by $99 million and $0.07 per share, respectively, in fiscal 2011. Our facilities in Japan were not materially damaged. We do not expect any further impact in fiscal 2012.

        Net sales in the first quarter of fiscal 2012 are expected to be between $3.4 and $3.5 billion, reflecting growth in the Transportation Solutions segment, particularly in the automotive end market, and increased sales in the Network Solutions segment due to the acquisition of ADC. These increases are expected to be partially offset by weakness in the Communications and Industrial Solutions segment as compared to the first quarter of fiscal 2011. In the first fiscal quarter of 2012, we expect diluted earnings per share to be in the range of $0.66 to $0.70 per share. For fiscal 2012, we expect net sales to be between $14.3 and $14.9 billion and diluted earnings per share to be in the range of $3.00 to $3.30 per share. This outlook assumes current foreign exchange and commodity rates.

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

  Acquisitions

        In July 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC, a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, we commenced a tender offer through a subsidiary to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary. On December 8, 2010, we acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, we exercised our option under the Merger Agreement to purchase additional shares from ADC that, when combined with the shares purchased in the tender offer, were sufficient to give us ownership of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, we owned 100% of the outstanding shares of ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for TE Connectivity share options and stock appreciation rights.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. The combined organization offers a complete product portfolio across every major geographic market. It also added ADC's Distributed Antenna System products, which expanded our wireless connectivity portfolio to provide greater mobile coverage and capacity solutions to carrier and enterprise customers as demand for mobile data continues to expand. We have realized and expect additional cost savings and other synergies through operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. ADC's businesses are reported as part of the Network Solutions segment from the date of acquisition.

        During the period from December 9, 2010 to September 30, 2011, ADC contributed net sales of $964 million and an operating loss of $59 million to our Consolidated Statements of Operations. The operating loss included restructuring charges of $82 million, charges of $41 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        In January 2010, we acquired 100% of the outstanding shares of capital stock of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $61 million in cash (net of cash acquired of $6 million), including contingent consideration of $6 million paid in fiscal 2011. The Sensitive Object acquisition complements our existing Touch Solutions business, which is primarily focused on commercial and industrial markets. Sensitive Object is reported as part of the Communications and Industrial Solutions segment from the date of acquisition.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

  Acquisition Related Restructuring

        During fiscal 2011, we initiated a restructuring plan associated with the integration of ADC, which is expected to generate cost efficiencies in our consolidated operations. As discussed above, in fiscal 2011, we recorded charges of $82 million related to this plan. Cash spending related to this plan was $55 million in fiscal 2011. We expect total cash spending, which will be funded with cash from operations, to be approximately $27 million in fiscal 2012. Annualized cost savings related to these actions are expected to be approximately $100 million, of which approximately 40% was realized in fiscal 2011 with the remaining 60% to be realized in fiscal 2012. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

  Manufacturing Simplification and Cost Actions due to Current Economic Conditions

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

        In connection with our manufacturing simplification plan and in response to economic conditions, we incurred restructuring charges of approximately $67 million during fiscal 2011 and expect to incur restructuring charges of approximately $60 million during fiscal 2012. In fiscal 2011, cash spending related to restructuring was $67 million. We expect total spending, which will be funded with cash from operations, to be approximately $111 million in fiscal 2012.

  Divestitures

        During fiscal 2010, we sold our mechatronics business for net cash proceeds of $3 million. This business designed and manufactured customer-specific components, primarily for the automotive industry, and generated sales of approximately $100 million in fiscal 2010. In connection with the sale, we recorded a pre-tax loss on sale of $41 million in fiscal 2010.

        Also, in fiscal 2010, we completed the sale of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in fiscal 2010. Also, we recorded a pre-tax impairment charge of $12 million in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. The Dulmison connectors and fittings product line generated sales of approximately $50 million in fiscal 2009.

        During fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Communications and Industrial Solutions segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a pre-tax loss on sale of $7 million in fiscal 2009.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statements of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and operations of the mechatronics business, Dulmison connectors and fittings product line, and Battery Systems business in continuing operations due to immateriality. See Note 3 to the Consolidated Financial Statements for additional information regarding the divestitures.

  Discontinued Operations

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In fiscal 2009, we completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction. Also, in fiscal 2009, we received additional cash proceeds of $29 million and recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which were sold in fiscal 2008.

        See Note 4 to our Consolidated Financial Statements for additional information regarding discontinued operations.

        We have completed the divestiture of underperforming or non-strategic businesses and product lines that we began over four years ago; however, we continue to evaluate specific businesses and products which may result in additional divestitures.

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We purchased approximately 169 million pounds of copper, 168,000 troy ounces of gold, and 3.5 million troy ounces of silver in fiscal 2011. Prices have increased in recent years and continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during fiscal 2011, 2010, and 2009:

		Fiscal
	Measure	2011	2010	2009
Copper	Lb.	$3.99	$3.15	$2.75
Gold	Troy oz.	$1,382	$1,114	$878
Silver	Troy oz.	$30.27	$17.91	$12.81

    In fiscal 2012, we expect to purchase approximately 177 million pounds of copper, 167,000 troy ounces of gold, and 3.5 million troy ounces of silver.

  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in fiscal 2011 by major currencies invoiced was as follows:

U.S. Dollar	45%
Euro	30
Japanese Yen	8
Chinese Renminbi	5
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	Fiscal
	2011		2010		2009
	($ in millions)
Net sales	$14,312	100.0%	$12,070	100.0%	$10,256	100.0%
Cost of sales	9,890	69.1	8,293	68.7	7,720	75.3

Gross margin	4,422	30.9	3,777	31.3	2,536	24.7
Selling, general, and administrative expenses	1,780	12.4	1,538	12.7	1,408	13.7
Research, development, and engineering expenses	733	5.1	585	4.8	536	5.2
Acquisition and integration costs	19	0.1	8	0.1	—	—
Restructuring and other charges, net	149	1.0	137	1.1	375	3.7
Pre-separation litigation charges (income), net	—	—	(7)	(0.1)	144	1.4
Impairment of goodwill	—	—	—	—	3,547	34.6

Operating income (loss)	1,741	12.2	1,516	12.6	(3,474)	(33.9)
Interest income	22	0.2	20	0.2	17	0.2
Interest expense	(161)	(1.1)	(155)	(1.3)	(165)	(1.6)
Other income (expense), net	27	0.2	177	1.5	(48)	(0.5)

Income (loss) from continuing operations before income taxes	1,629	11.4	1,558	12.9	(3,670)	(35.8)
Income tax (expense) benefit	(376)	(2.6)	(493)	(4.1)	567	5.5

Income (loss) from continuing operations	1,253	8.8	1,065	8.8	(3,103)	(30.3)
Income (loss) from discontinued operations, net of income taxes	(3)	—	44	0.4	(156)	(1.5)

Net income (loss)	1,250	8.7	1,109	9.2	(3,259)	(31.8)
Less: net income attributable to noncontrolling interests	(5)	—	(6)	—	(6)	(0.1)

Net income (loss) attributable to TE Connectivity Ltd	$1,245	8.7%	$1,103	9.1%	$(3,265)	(31.8)%

        Net Sales.    Net sales increased $2,242 million, or 18.6%, to $14,312 million in fiscal 2011 from $12,070 million in fiscal 2010. On an organic basis, net sales increased $749 million, or 6.2%, in fiscal 2011 as compared to fiscal 2010 primarily as a result of growth in the Transportation Solutions segment. Price erosion adversely affected organic sales by $192 million in fiscal 2011. Foreign currency exchange rates positively impacted net sales by $394 million, or 3.3%, in fiscal 2011. Fiscal 2011 included an additional week which contributed $277 million in net sales. ADC, which was acquired on December 8, 2010, contributed net sales of $964 million, of which $26 million related to the additional week, during fiscal 2011. The divestitures of the mechatronics business and the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $116 million in fiscal 2011 as compared to fiscal 2010.

        Net sales increased $1,814 million, or 17.7%, to $12,070 million in fiscal 2010 from $10,256 million in fiscal 2009. On an organic basis, net sales increased $1,712 million, or 16.7%, in fiscal 2010 as compared to fiscal 2009. The increase in fiscal 2010 as compared to fiscal 2009 resulted primarily from strong growth in the Transportation Solutions segment, and, to a lesser degree, the Communications and Industrial Solutions segment. Price erosion adversely affected organic sales by $169 million in fiscal 2010. In fiscal 2010, foreign currency exchange rates positively impacted net sales by $188 million, or 1.8%. The divestitures of the Battery Systems business in fiscal 2009 and Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $86 million in fiscal 2010 as compared to fiscal 2009.

        See further discussion below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2011	2010	2009
Europe/Middle East/Africa (EMEA)	36%	35%	34%
Asia-Pacific	32	34	29
Americas(1)	32	31	37

Total	100%	100%	100%

(1)
The Americas includes our Subsea Communications business.

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2011							2010
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestitures)	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
EMEA	$578	14.1%	$153	$98	$43	$872	20.7%	$683	19.5%	$2	$(4)	$681	19.3%
Asia-Pacific	107	3.0	208	92	124	531	13.1	1,029	35.3	133	(29)	1,133	38.6
Americas	64	1.7	33	87	655	839	22.1	—	—	53	(53)	—	—

Total	$749	6.2%	$394	$277	$822	$2,242	18.6%	$1,712	16.7%	$188	$(86)	$1,814	17.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates, and for fiscal 2011, the impact of the 53rd week.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011. Includes $26 million related to ADC.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2011	2010	2009
Transportation Solutions	39%	40%	34%
Communications and Industrial Solutions	36	40	38
Network Solutions	25	20	28

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2011							2010
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestitures)	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
Transportation Solutions	$621	13.0%	$179	$112	$(82)	$830	17.3%	$1,173	33.3%	$108	$—	$1,281	36.4%
Communications and Industrial Solutions	50	1.1	132	91	(22)	251	5.2	955	24.7	54	(47)	962	24.9
Network Solutions	78	3.3	83	74	926	1,161	47.4	(416)	(14.5)	26	(39)	(429)	(14.9)

Total	$749	6.2%	$394	$277	$822	$2,242	18.6%	$1,712	16.7%	$188	$(86)	$1,814	17.7%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates, and for fiscal 2011, the impact of the 53rd week.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011. Included in Network Solutions is $26 million related to ADC.

        Gross Margin.    In fiscal 2011, gross margin increased $645 million to $4,422 million from $3,777 million in fiscal 2010. Gross margin as a percentage of net sales decreased to 30.9% in fiscal 2011 as compared to 31.3% in fiscal 2010. The increase in gross margin was due to the increase in net sales and, to a lesser degree, improved manufacturing productivity and cost reduction benefits from restructuring actions, partially offset by price erosion, increases in material costs, unfavorable product mix, and the impact of the earthquake in Japan. In addition, fiscal 2011 included charges of $41 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC.

        In fiscal 2010, gross margin increased $1,241 million to $3,777 million from $2,536 million in fiscal 2009. Gross margin as a percentage of net sales increased to 31.3% in fiscal 2010 as compared to 24.7% in fiscal 2009. The increase in gross margin was due primarily to higher sales and improved manufacturing productivity, and to a lesser degree, favorable product mix and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $242 million in fiscal 2011 to $1,780 million from $1,538 million in fiscal 2010. The increase was related primarily to increased selling expenses to support higher sales levels and the acquisition of ADC. Selling, general, and administrative expenses as a percentage of net sales were 12.4% and 12.7% in fiscal 2011 and 2010, respectively.

        Selling, general, and administrative expenses increased $130 million in fiscal 2010 to $1,538 million from $1,408 million in fiscal 2009. Selling, general, and administrative expenses as a percentage of net sales were 12.7% and 13.7% in fiscal 2010 and 2009, respectively. Fiscal 2009 results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding this item, selling, general, and administrative expenses in fiscal 2010 further decreased as a percentage of net sales as compared to fiscal 2009 as a result of increased sales and cost reductions achieved from restructuring actions implemented during fiscal 2009.

        Acquisition and Integration Costs.    In connection with the acquisition of ADC, we incurred acquisition and integration costs of $19 million and $8 million during fiscal 2011 and 2010, respectively.

        Restructuring and Other Charges, Net.    In fiscal 2011, net restructuring and other charges were $149 million as compared to $137 million in fiscal 2010 and $375 million in fiscal 2009. Total charges, including amounts reflected in cost of sales, were $149 million, $134 million, and $373 million in fiscal 2011, 2010, and 2009, respectively.

        Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions in force as a result of current economic conditions, primarily in the Communications and Industrial Solutions segment.

        Fiscal 2010 actions primarily related to headcount reductions in the Transportation Solutions segment. Fiscal 2010 charges included a pre-tax loss on sale of $41 million in the Transportation Solutions segment related to the sale of our mechatronics business, as well as a long-lived asset impairment charge and a loss on sale totaling $13 million related to the divestiture of the Dulmison connectors and fittings product line which was part of the energy business in the Network Solutions segment.

        Fiscal 2009 actions primarily related to headcount reductions and manufacturing site closures across all segments in response to economic conditions and implementation of our manufacturing simplification plan. Fiscal 2009 charges included a long-lived asset impairment of $14 million in the Network Solutions segment primarily related to the divestiture of the Dulmison connectors and fittings product line and a loss on sale of $7 million related to the sale of the Battery Systems business which was part of the Communications and Industrial Solutions segment.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Pre-separation Litigation Charges (Income), Net.    During fiscal 2010, Tyco International settled the remaining significant securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million. Pursuant to the sharing formula in the Separation and Distribution Agreement, our share of the settlement amount was $24 million. We had previously established reserves for this case in fiscal 2009. As a result of the settlement of the Stumpf case, we concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, we recorded income of $7 million during fiscal 2010. As of September 30, 2011, there were no remaining securities lawsuits outstanding.

        During fiscal 2009, we recorded charges of $144 million for our share of Tyco International's settlements of several securities cases and our portion of the estimated probable loss for the then remaining securities litigation claims, including the Stumpf case, subject to the Separation and Distribution Agreement.

        See "Part I. Item 3. Legal Proceedings" and Note 13 to the Consolidated Financial Statements for additional information regarding pre-separation securities litigation.

        Impairment of Goodwill.    During fiscal 2009, we recorded a goodwill impairment charge of $2,088 million related to the Automotive reporting unit of the Transportation Solutions segment. Also, in fiscal 2009, we recorded a goodwill impairment charge of $1,459 million in the Communications and

Industrial Solutions segment, of which $1,347 million and $112 million related to the Communications and Industrial Solutions and Circuit Protection reporting units, respectively.

        See Note 8 to the Consolidated Financial Statements for further information regarding the impairment of goodwill.

        Operating Income (Loss).    Operating income was $1,741 million in fiscal 2011 compared to $1,516 million in fiscal 2010. Fiscal 2011 included an additional week which contributed $53 million of operating income. As discussed above, results for fiscal 2011 included net restructuring and other charges of $149 million, charges of $41 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and acquisition and integration costs of $19 million. Fiscal 2010 results included restructuring and other charges, acquisition and integration costs, and pre-separation litigation income of $134 million, $8 million, and $7 million, respectively. Excluding these items, the increase in operating income resulted from increased sales levels and related gross margin, and, to a lesser degree, a reduction in employee incentive compensation-related expense, the acquisition of ADC, cost reduction benefits from restructuring actions, and improved manufacturing productivity, partially offset by price erosion, increases in material costs, and unfavorable product mix.

        Operating income was $1,516 million in fiscal 2010 compared to an operating loss of $3,474 million in fiscal 2009. Fiscal 2010 results included restructuring and other charges, acquisition and integration costs, and pre-separation litigation income of $134 million, $8 million, and $7 million, respectively. Fiscal 2009 results included goodwill impairment charges, restructuring and other charges, and pre-separation litigation charges of $3,547 million, $373 million, and $144 million, respectively. In addition, fiscal 2009 results included a net loss of approximately $50 million primarily associated with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase in operating income resulted primarily from higher sales and related gross margins, higher gross margins as a percentage of sales due to favorable product mix, and cost reduction benefits from restructuring actions implemented in fiscal 2009, partially offset by price erosion.

Non-Operating Items

  Other Income (Expense), Net

        In fiscal 2011, we recorded net other income of $27 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. During fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 13 to the Consolidated Financial Statements. Also, see Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

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

        In fiscal 2009, we recorded net other expense of $48 million, primarily consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien and a $22 million gain on the retirement of debt. The $68 million of expense is attributable to a net reduction of the receivable from Tyco International and Covidien primarily as a result of the settlement of various matters with the IRS. See Note 11 to the Consolidated Financial Statements for additional information regarding the gain on retirement of debt.

  Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        Our effective income tax rate was 23.1% for fiscal 2011 and reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions partially offset by accrued interest related to uncertain tax positions. In addition, the effective income tax rate for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

        Our effective income tax rate was 31.6% for fiscal 2010 and reflects charges of $307 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest partially offset by income tax benefits of $101 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for fiscal 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

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

        The valuation allowance for deferred tax assets of $1,930 million and $2,236 million at fiscal year end 2011 and 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2012. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 30, 2011, certain subsidiaries had approximately $17 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In fiscal 2009, we completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction. Also, in fiscal 2009, we received additional cash proceeds of $29 million and recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which were sold in fiscal 2008.

        Pre-tax loss from discontinued operations for fiscal 2009 included pre-tax charges of $111 million related to the Wireless Systems business's contract with the State of New York. See Note 13 to our Consolidated Financial Statements for additional information regarding the State of New York contract. Income tax expense on discontinued operations for fiscal 2009 included $68 million relating to the impact of $319 million of goodwill written off in connection with the divestiture of the Wireless Systems business, for which a tax benefit was not fully realized, as well as $35 million of unfavorable adjustments to the estimated tax provision on the Power Systems business as a result of the finalization of the tax basis of assets sold upon the filing of the fiscal 2008 income tax returns.

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented on our Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the former Other segment.

        See Note 4 to our Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	Fiscal
	2011	2010	2009
	($ in millions)
Net sales	$5,629	$4,799	$3,518
Operating income (loss)	$848	$515	$(2,254)
Operating margin	15.1%	10.7%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2011	2010	2009
Automotive	88%	87%	82%
Aerospace, Defense, and Marine	12	13	18

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2011							2010
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	(Divestitures)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Automotive	$562	13.5%	$169	$102	$(82)	$751	18.0%	$1,175	40.4%	$106	$1,281	44.2%
Aerospace, Defense, and Marine	59	9.5	10	10	—	79	12.7	(2)	(0.8)	2	—	—

Total	$621	13.0%	$179	$112	$(82)	$830	17.3%	$1,173	33.3%	$108	$1,281	36.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates, and for fiscal 2011, the impact of the 53rd week.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011.

  Fiscal 2011 Compared to Fiscal 2010

        Transportation Solutions' net sales increased $830 million, or 17.3%, to $5,629 million in fiscal 2011 from $4,799 million in fiscal 2010. Organic net sales increased by $621 million, or 13.0%, in fiscal 2011 as compared to fiscal 2010 due primarily to an increase of $562 million in the automotive end market. The strengthening of certain foreign currencies positively affected net sales by $179 million, or 3.7%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $112 million in net sales. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $82 million in fiscal 2011 as compared to fiscal 2010.

        In the automotive end market, our organic net sales growth was 13.5% in fiscal 2011 as compared to fiscal 2010. The increase was attributable to growth of 17.9% in the EMEA region, 14.4% in the Americas region, and 7.7% in the Asia-Pacific region. Growth in the EMEA and Americas regions resulted from higher automotive production and increased content per vehicle. Growth in the Asia-Pacific region was negatively impacted by the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in fiscal 2011. We expect global automotive production in fiscal 2012 to increase to approximately 6% over fiscal 2011 levels. In the aerospace, defense, and marine end market, our organic net sales increased 9.5% in fiscal 2011 as compared to fiscal 2010, primarily as a result of increased demand from commercial aircraft builders as they continue to increase production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $333 million to $848 million in fiscal 2011 as compared to $515 million in fiscal 2010. Segment results included $14 million of net credits and $94 million of net charges to restructuring and other charges (credits) in fiscal 2011 and 2010, respectively. Excluding these items, the increase in operating income was due to favorable impacts of increased volume and improved manufacturing productivity, partially offset by increases in material costs and price erosion.

  Fiscal 2010 Compared to Fiscal 2009

        Transportation Solutions' net sales increased $1,281 million, or 36.4%, to $4,799 million in fiscal 2010 from $3,518 million in fiscal 2009. Organic net sales increased by $1,173 million, or 33.3%, in fiscal 2010 as compared to fiscal 2009 due primarily to an increase of $1,175 million in the automotive end market. The strengthening of certain foreign currencies positively affected net sales by $108 million, or 3.1%, in fiscal 2010 as compared to fiscal 2009.

        In the automotive end market, our organic net sales increased 40.4% in fiscal 2010 as compared to fiscal 2009. The increase was broad-based and resulted from growth of 61.4% in the Asia-Pacific region, 40.1% in the Americas region, and 33.8% in the EMEA region driven by increases in vehicle production and replenishment of inventory in the supply chain across all regions. In the aerospace, defense, and marine end market, our organic net sales decline of 0.8% in fiscal 2010 as compared to fiscal 2009 was due to weak demand in the marine and commercial aircraft markets, partially offset by growth in the defense market.

        Transportation Solutions had operating income of $515 million in fiscal 2010 as compared to an operating loss of $2,254 million in fiscal 2009. Segment results included restructuring and other charges of $94 million and $171 million in fiscal 2010 and 2009, respectively. Also, during fiscal 2009, segment results included goodwill impairment charges of $2,088 million and a net foreign currency loss of approximately $17 million associated primarily with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase resulted primarily from increases in sales and higher gross margins as a percentage of sales, as well as cost reduction benefits from restructuring actions implemented in fiscal 2009, and improved manufacturing productivity, partially offset by price erosion.

  Communications and Industrial Solutions

	Fiscal
	2011	2010	2009
	($ in millions)
Net sales	$5,071	$4,820	$3,858
Operating income (loss)	$564	$682	$(1,428)
Operating margin	11.1%	14.1%	NM	(1)

(1)
Not meaningful.

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2011	2010	2009
Industrial	31%	29%	28%
Data Communications	20	20	21
Appliance	16	16	13
Consumer Devices	15	17	18
Computer	10	10	11
Touch Solutions	8	8	9

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2011							2010
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Industrial	$96	6.9%	$43	$30	$(2)	$167	11.9%	$310	28.7%	$23	$(5)	$328	30.4%
Data Communications	25	2.6	28	16	—	69	7.2	144	18.1	49	(21)	172	21.7
Appliance	27	3.6	20	14	—	61	8.1	238	45.6	(9)	—	229	44.1
Consumer Devices	(99)	(12.0)	26	14	(20)	(79)	(9.5)	145	20.2	3	(18)	130	18.3
Computer	(6)	(1.2)	7	9	—	10	2.1	62	14.5	(16)	(3)	43	10.0
Touch Solutions	7	1.8	8	8	—	23	5.9	56	16.9	4	—	60	18.2

Total	$50	1.1%	$132	$91	$(22)	$251	5.2%	$955	24.7%	$54	$(47)	$962	24.9%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates, and for fiscal 2011, the impact of the 53rd week.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011.

  Fiscal 2011 Compared to Fiscal 2010

        Communications and Industrial Solutions' net sales increased $251 million, or 5.2%, to $5,071 million in fiscal 2011 as compared to $4,820 million in fiscal 2010. Organic net sales increased $50 million, or 1.1%, during fiscal 2011 as compared to fiscal 2010. We estimate that the earthquake in

Japan negatively impacted our organic sales in the Communications and Industrial Solutions segment by $61 million in fiscal 2011. The strengthening of certain foreign currencies positively affected net sales by $132 million, or 2.7%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $91 million in net sales. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $22 million in fiscal 2011 as compared to fiscal 2010.

        In the industrial end market, our organic net sales increased 6.9% in fiscal 2011 as compared to fiscal 2010 due primarily to strong growth in the industrial machinery market, particularly in the EMEA region, as well as growth in the commercial and building and factory automation markets. In the data communications end market, our organic net sales increased 2.6% in fiscal 2011 from fiscal 2010 due to strength in sales in the server, data storage, and wireless markets, particularly in the EMEA region. In the appliance end market, our organic net sales growth of 3.6% in fiscal 2011 as compared to fiscal 2010 was due to continued consumer demand in the EMEA region, partially offset by decreases in the Americas region. In the consumer devices end market, our organic net sales decreased 12.0% in fiscal 2011 as compared to fiscal 2010 due to weaker demand in the mobile phone and consumer electronics markets driven by our platform position, as well as the negative impact of the earthquake in Japan. In the computer end market, our organic net sales decrease of 1.2% in fiscal 2011 as compared to fiscal 2010 was attributable to soft demand in the personal computer market, partially offset by growth in the tablets and portables markets. In the touch solutions end market, our organic net sales increased 1.8% in fiscal 2011 as compared to fiscal 2010 as a result of increased sales in the retail market, particularly in the EMEA region.

        In fiscal 2011, Communications and Industrial Solutions' operating income decreased $118 million to $564 million from $682 million in fiscal 2010. Segment results included net restructuring and other charges of $76 million and $20 million during fiscal 2011 and 2010, respectively. Excluding these items, the decrease in operating income was attributable to price erosion and increased material costs, partially offset by volume increases and cost reduction benefits associated with restructuring actions.

  Fiscal 2010 Compared to Fiscal 2009

        Communications and Industrial Solutions' net sales increased $962 million, or 24.9%, to $4,820 million in fiscal 2010 from $3,858 million in fiscal 2009. Organic net sales increased $955 million, or 24.7%, during fiscal 2010 as compared to fiscal 2009. The strengthening of certain foreign currencies positively affected net sales by $54 million, or 1.5%, in fiscal 2010 as compared to fiscal 2009. The divestiture of the Battery Systems business in fiscal 2009 negatively impacted sales by $47 million in fiscal 2010 as compared to fiscal 2009.

        In the industrial end market, our organic net sales increased 28.7% in fiscal 2010 as compared to fiscal 2009 due primarily to increased demand for factory automation and other industrial equipment in all regions, with the highest growth in Asia. In the data communications end market, our organic net sales increased 18.1% in fiscal 2010 as compared to fiscal 2009 as a result of an increase in sales of our interconnect components to communication equipment manufacturers. In the appliance end market, our organic net sales growth of 45.6% in fiscal 2010 as compared to fiscal 2009 was attributable to improved consumer demand across all regions, particularly in Asia. In the consumer devices end market, our organic net sales growth of 20.2% in fiscal 2010 as compared to fiscal 2009 was due primarily to an increase in sales to mobile phone manufacturers. In the computer end market, our organic net sales growth of 14.5% in fiscal 2010 as compared to fiscal 2009 resulted from recovery in emerging markets and rising demand for portables, such as notebook computers. In the touch solutions end market, our organic net sales growth of 16.9% in fiscal 2010 over fiscal 2009 was due to improved demand in North America and Asia, particularly with point-of-sale terminal manufacturers, partially offset by continued weakness in global demand in the gaming markets.

        Communications and Industrial Solutions had operating income of $682 million in fiscal 2010 as compared to an operating loss of $1,428 million in fiscal 2009. Segment results included net restructuring and other charges of $20 million and $138 million during fiscal 2010 and 2009, respectively. In fiscal 2009, segment results were negatively impacted by goodwill impairment charges of $1,459 million and a net foreign currency loss of approximately $33 million associated primarily with economic hedges of certain anticipated future transactions and resulting primarily from the devaluation of certain eastern European currencies. Excluding these items, the increase in operating income was due primarily to an increase in gross margin, primarily as a result of the increase in sales, and to a lesser degree, favorable product mix and cost reduction benefits from restructuring actions implemented in fiscal 2009, as well as improved manufacturing productivity.

  Network Solutions

	Fiscal
	2011	2010	2009
	($ in millions)
Net sales	$3,612	$2,451	$2,880
Operating income	$329	$312	$352
Operating margin	9.1%	12.7%	12.2%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2011	2010	2009
Telecom Networks	41%	21%	18%
Energy	24	31	27
Enterprise Networks	19	19	15
Subsea Communications	16	29	40

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2011							2010
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$111	22.6%	$31	$34	$786	$962	187.5%	$(6)	(2.3)%	$5	$—	$(1)	(0.2)%
Energy	81	11.4	34	14	(12)	117	15.5	(10)	(1.9)	13	(39)	(36)	(4.6)
Enterprise Networks	41	9.7	18	16	152	227	49.3	36	7.7	8	—	44	10.6
Subsea Communications	(155)	(21.4)	—	10	—	(145)	(20.0)	(436)	(37.6)	—	—	(436)	(37.6)

Total	$78	3.3%	$83	$74	$926	$1,161	47.4%	$(416)	(14.5)%	$26	$(39)	$(429)	(14.9)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates, and for fiscal 2011, the impact of the 53rd week.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011. Includes $26 million related to ADC.

  Fiscal 2011 Compared to Fiscal 2010

        In fiscal 2011, Network Solutions' net sales increased $1,161 million, or 47.4%, to $3,612 million from $2,451 million in fiscal 2010. Organic net sales increased $78 million, or 3.3%, in fiscal 2011 from fiscal 2010. The strengthening of certain foreign currencies positively impacted net sales by $83 million, or 3.3%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $74 million in net sales. The acquisition of ADC increased sales by $964 million, of which $26 million is related to the additional week, during fiscal 2011. The divestiture of the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $12 million in fiscal 2011 as compared to fiscal 2010.

        In the telecom networks end market, our organic net sales increase of 22.6% in fiscal 2011 as compared to fiscal 2010 was largely due to increased fiber network investment by telecommunications companies, particularly in the EMEA and South America regions. In the energy end market, our organic net sales increased 11.4% in fiscal 2011 as compared to fiscal 2010 due primarily to a continuing strong recovery across all regions. In the enterprise networks end market, our organic net sales increased 9.7% in fiscal 2011 from fiscal 2010 levels as a result of increased data center investment in the EMEA region, particularly in India, and the Asia-Pacific region. The subsea communications end market's organic net sales decreased 21.4% in fiscal 2011 as compared to fiscal 2010 as a result of lower levels of project activity. We expect net sales in fiscal 2012 in the subsea communications end market to be similar to fiscal 2011 levels.

        Network Solutions' operating income increased $17 million to $329 million in fiscal 2011 from $312 million in fiscal 2010. During fiscal 2011, segment results included $142 million of charges related to the acquisition of ADC, including $82 million of restructuring charges, $41 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Segment results also included additional net restructuring and other charges of $5 million in fiscal 2011. In fiscal 2010, segment results included $20 million of net restructuring and other charges and $8 million of acquisition and integration costs. Excluding these items, operating income increased as a result of the acquisition of ADC and volume increases, partially offset by unfavorable product mix, price erosion, and increased material costs.

  Fiscal 2010 Compared to Fiscal 2009

        In fiscal 2010, Network Solutions' net sales decreased $429 million, or 14.9%, to $2,451 million from $2,880 million in fiscal 2009. Organic net sales decreased $416 million, or 14.5%, in fiscal 2010 as compared to fiscal 2009. The strengthening of certain foreign currencies favorably affected net sales by $26 million, or 1.0%, in fiscal 2010 as compared to fiscal 2009. The divestiture of the Dulmison connectors and fittings product line negatively impacted net sales by $39 million in fiscal 2010 as compared to fiscal 2009.

        In the telecom networks end market, our organic net sales decrease of 2.3% in fiscal 2010 from fiscal 2009 levels was primarily attributable to reduced wireline capital spending by telecommunications companies. In the energy end market, our organic net sales decrease of 1.9% in fiscal 2010 as compared to fiscal 2009 was due to lower investment levels by utilities and reduced customer inventory levels. In the enterprise networks end market, organic sales increased 7.7% in fiscal 2010 as compared to fiscal 2009 as a result of strong economic recoveries in Asia and Europe, while the Americas remained relatively flat. In the subsea communications end market, our organic net sales decreased 37.6% in fiscal 2010 as compared to fiscal 2009 due to the completion of certain large projects during fiscal 2009 and lower levels of project activity in fiscal 2010.

        In fiscal 2010, Network Solutions' operating income decreased $40 million to $312 million from $352 million in fiscal 2009. Segment results included $20 million of net restructuring and other charges and $8 million of acquisition and integration costs in fiscal 2010. In fiscal 2009, segment results included $64 million of net restructuring and other charges. Excluding these items, the operating income decrease was primarily attributable to lower sales due to lower levels of project activity in the subsea communications end market, and to a lesser degree, price erosion, partially offset by cost reduction benefits from restructuring actions implemented in fiscal 2009 and improved manufacturing productivity.

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

  Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $1,779 million in fiscal 2011 as compared to $1,679 million in fiscal 2010. The increase of $100 million in fiscal 2011 from fiscal 2010 resulted primarily from higher income levels partially offset by a reduction of accrued and other current liabilities related to employee compensation-related payments, higher income taxes paid, and payments for pre-separation tax matters.

        Net cash provided by continuing operating activities was $1,679 million in fiscal 2010 as compared to $1,378 million in fiscal 2009. The increase of $301 million in fiscal 2010 over fiscal 2009 primarily resulted from higher income levels, partially offset by increased working capital to support current business levels.

        Pension and postretirement benefit contributions in fiscal 2011, 2010, and 2009 were $90 million, $180 million, and $145 million, respectively. These amounts included voluntary pension contributions of $69 million and $61 million in fiscal 2010 and 2009, respectively; there were no voluntary contributions in fiscal 2011. We expect pension and postretirement benefit contributions to be $102 million in fiscal 2012, before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2011, 2010, and 2009 was $299 million, $156 million, and $121 million, respectively.

        In fiscal 2011, cash payments related to pre-separation tax matters were $129 million, net of indemnification payments under the Tax Sharing Agreement. We expect to make additional net cash payments of approximately $90 million over the next twelve months related to these matters. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 13 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow as a useful measure of our cash generation which is free from any significant existing obligation. Free cash flow was $1,392 million in fiscal 2011 as compared to $1,404 million in fiscal 2010 and $1,226 million in fiscal 2009. The decline in free cash flow in fiscal 2011 as compared to fiscal 2010 was primarily driven by increases in capital expenditures, partially offset by increases in cash provided by operating activities. The increase in free cash flow in fiscal 2010 from fiscal 2009 was due primarily to increases in cash provided by operating activities. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure.

	Fiscal
	2011	2010	2009
	(in millions)
Net cash provided by continuing operating activities	$1,779	$1,679	$1,378
Capital expenditures	(581)	(385)	(328)
Proceeds from sale of property, plant, and equipment	65	16	13
Payments related to pre-separation tax matters, net	129	—	—
Pre-separation litigation payments	—	25	102
Voluntary pension contributions	—	69	61

Free cash flow	$1,392	$1,404	$1,226

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $196 million in fiscal 2011 to $581 million as compared to $385 million in fiscal 2010. Capital spending was $328 million in fiscal 2009. We expect fiscal 2012 capital spending levels to be approximately 4% to 5% of net sales.

        During fiscal 2011, we acquired ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million of other non-cash consideration. Short-term investments acquired in connection with the acquisition of ADC were sold for proceeds of $155 million in fiscal 2011. Certain other assets acquired in connection with the acquisition of ADC were sold for net proceeds of $111 million, of which approximately $106 million was received in fiscal 2011. We also acquired another business for $14 million in cash in fiscal 2011.

        During fiscal 2010, we acquired Sensitive Object for a purchase price of $61 million (net of cash acquired of $6 million), which includes $6 million of contingent consideration paid in fiscal 2011. Also, we acquired the remaining outstanding equity interests of PlanarMag for $23 million in cash and the forgiveness of an approximate $1 million loan payable. In addition, we acquired certain assets of the Optical Products Group of Zarlink for $15 million in cash.

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

  Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2011 and 2010 was $2,669 million and $2,413 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        In December 2010, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance were approximately $249 million.

        In the first quarter of fiscal 2011, in connection with the acquisition of ADC, we assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 5 to the Consolidated Financial Statements for more information on the ADC acquisition. In December 2010, our ADC subsidiary commenced offers to purchase $650 million aggregate principal amount of the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in January 2011. Promptly thereafter, $198 million principal amount of the convertible subordinated notes due 2013, $55 million principal amount of the convertible subordinated notes due 2015, and $218 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        In March 2011, in connection with an internal reorganization related to the acquisition of ADC, our ADC subsidiary commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in April 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled. Our debt balance at fiscal year end 2011 included the remaining $90 million of 3.50% convertible subordinated notes due 2015 and $2 million of floating rate convertible subordinated notes due 2013.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million, and terminated its then existing five-year senior unsecured credit agreement, which at the time of termination had total commitments of $1,425 million and was scheduled to mature on April 25, 2012. TEGSA had no borrowings under the Credit Facility at September 30, 2011. Also, TEGSA had no borrowings under its then existing facility at September 24, 2010.

        Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 12.5 to 30.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 30, 2011, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        During June 2009, TEGSA commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in fiscal 2009, we recorded a pre-tax gain of $22 million, which is included in other income, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated forward starting interest rate swaps designated as cash flow hedges were recognized as interest expense.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. TEGSA made no borrowings during fiscal 2011 and had no commercial paper outstanding at fiscal year end 2011. As of fiscal year end 2010, TEGSA had $100 million of commercial paper outstanding at an interest rate of 0.55%.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under notes issued by ADC prior to its acquisition in December 2010.

        Payments of common share dividends and cash distributions to shareholders were $296 million, $289 million, and $294 million in fiscal 2011, 2010, and 2009, respectively. On June 22, 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.17 per share. During the quarter ended September 25, 2009, the distribution was paid in U.S. Dollars at a rate of $0.16 per share. This capital reduction reduced the par value of our common shares from CHF 2.60 (equivalent to $2.40) to CHF 2.43 (equivalent to $2.24).

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

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the first and second installments of the dividend at a rate of $0.18 per share each during the quarters ended June 24, 2011 and September 30, 2011.

        In September 2011, our board of directors approved a recommendation to increase the quarterly dividend 17%, from $0.18 to $0.21 per share, for the four fiscal quarters beginning with the third quarter of fiscal 2012. This recommendation will be presented for shareholder approval at our annual general meeting of shareholders in March 2012. This recommendation may be in the form of a cash distribution through a capital reduction in the par value of our common shares.

        Contributed surplus established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. Upon our implementation of recently enacted Swiss tax law regarding the classification of Swiss Contributed Surplus for Swiss tax and statutory purposes, distributions to shareholders from Swiss Contributed Surplus will be free from withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of the law related to the classification of Swiss Contributed Surplus for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. Should we not gain favorable resolution, we may be required to make certain statutory reclassifications to Swiss Contributed Surplus that likely will limit our ability to make distributions free of withholding tax in future years and may negatively impact our ability to repurchase our shares in future years. See Note 20 to the Consolidated Financial Statements for additional information.

        During fiscal 2011, our board of directors authorized a total increase in the share repurchase authorization of $2,250 million, of which $750 million was authorized in the first quarter and $1,500 million was authorized in the fourth quarter. We purchased approximately 25 million of our common shares for $867 million, approximately 18 million of our common shares for $488 million, and approximately 6 million of our common shares for $125 million during fiscal 2011, 2010, and 2009, respectively. At September 30, 2011, we had $1,501 million of availability remaining under our share repurchase authorization.

 Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2011.

		Payments due by fiscal year
	Total	2012	2013	2014	2015	2016	There- after
	(in millions)
Long-term debt, including current maturities	$2,669	$1	$719	$379	$90	$—	$1,480
Interest on long-term debt(1)	1,448	160	139	106	96	92	855
Operating leases	469	127	100	78	60	29	75
Purchase obligations(2)	162	155	5	2	—	—	—

Total contractual cash obligations(3)(4)(5)	$4,748	$443	$963	$565	$246	$121	$2,410

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized tax benefits of $1,783 million and related accrued interest and penalties of $1,287 million, the timing of which is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding unrecognized tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $102 million to pension and postretirement benefit plans in fiscal 2012, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 16 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $511 million, of which $228 million related to our ASC 460 guarantee liabilities, are excluded from the table above as we are unable to estimate the timing of payment for these items. See Note 12 to the Consolidated Financial Statements for more information regarding ASC 460.

  Income Tax Matters

        In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Covidien's, and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties'

obligation. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        In September 2011, Tyco International announced its intention to spin-off two of its businesses to its shareholders, with Tyco International remaining as a publicly-traded company. Although these transactions are in preliminary stages, we expect that Tyco International will continue to meet its legal obligations under the Tax Sharing Agreement.

        Prior to separation, certain of our subsidiaries filed combined tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to our entities, have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information.

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

        In fiscal 2009, certain proposed adjustments to U.S. federal income tax returns were completed by Tyco International and in connection with these adjustments, we recorded a $97 million increase in income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. See Note 12 to the Consolidated Financial Statements for additional information regarding the indemnification liability to Tyco International and Covidien.

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed and accepted by the IRS, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months. Over the next twelve months, we expect to pay approximately $90 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters in fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. For a portion of these pre-separation deficiencies, we are the primary obligor to the taxing authorities for which we paid $132 million in fiscal 2011. Concurrent with remitting these payments, we were reimbursed $93 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we paid a total of $115 million in fiscal 2011 to Tyco International and Covidien for our share of 2001 through 2004 pre-separation tax deficiencies for which Tyco International and Covidien are the primary obligors to the taxing authorities. As a result, our net cash payment attributable to these matters was $154 million in fiscal 2011.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, we recorded a $28 million income tax charge in fiscal 2009 to reflect the disallowance of a portion of these deductions.

        At September 30, 2011 and September 24, 2010, we have reflected $232 million and $244 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within one year.

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

See "Part I. Item 3. Legal Proceedings" and Note 13 to the Consolidated Financial Statements for further information regarding legal proceedings.

  Matters Related to Our Former Wireless Systems Business

        Certain liabilities and contingencies related to our former Wireless Systems business were retained by us when this business was sold in fiscal 2009. These include certain retained liabilities related to the State of New York contract and a contingent purchase price commitment related to the acquisition of Com-Net by the Wireless Systems business in 2001. See additional information below. Also, see Note 4 to the Consolidated Financial Statements for additional information regarding the divestiture of the Wireless Systems business.

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

        As a result of these actions, in the first quarter of fiscal 2009, we recorded pre-tax charges totaling $111 million associated with this contract. These charges are reflected in loss from discontinued operations on the Consolidated Statement of Operations as a result of our sale of the Wireless Systems business. See Note 4 to the Consolidated Financial Statements for further discussion of discontinued operations and the sale of the Wireless Systems business. The charges included an impairment charge of $61 million to write-off all costs incurred in constructing the network as well as a charge equal to the amount drawn by the State against the standby letter of credit of $50 million.

  Com-Net

        At September 30, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2012 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At September 30, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $436 million, of which $50 million was related to our contract with the State of New York. In January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 13 to the Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the potential claims related to the contract with the State of New York discussed above, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460 and, accordingly, liabilities amounting to $249 million were recorded on the Consolidated Balance Sheet at September 30, 2011. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605, Revenue Recognition, and SEC Staff Accounting Bulletin Topic 13, Revenue Recognition.

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

        Contract revenues for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable. Contract revenues for construction related projects are generated primarily in the Network Solutions segment.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized generally on a straight-line basis. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess intangible assets with a determinable life for impairment consistent with our policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting unit specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

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

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2011 and determined that no impairment existed and that the fair value of all reporting units to which goodwill is allocated is well in excess of the respective carrying value.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Any changes in a valuation allowance that was established in connection with an acquisition will be reflected in the income tax provision.

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

  Pension and Postretirement Benefits

        Our pension expense and obligations are developed from actuarial assumptions. The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. Mandatory contribution amounts are actuarially determined; voluntary contributions are at our discretion. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants.

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. A 25 basis point decrease or increase in the discount rate would have increased or decreased, respectively, the present value of our pension obligations by $107 million at fiscal year end 2011. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2011 pension expense by $10 million.

        During fiscal 2008, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from 60% equity and 40% fixed income to 30% equity and 70% fixed income in an effort to better align asset risk with the anticipated payment of benefit obligations. The target asset allocation transition began in fiscal 2008. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. plans' master trust and market conditions. As of September 30, 2011, our actual asset allocation is approximately 35% equity and 65% fixed income.

  Share-Based Compensation

        We determine the fair value of share awards on the date of grant using the Black-Scholes-Merton valuation model. The Black-Scholes-Merton model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. (See Note 22 to the Consolidated Financial Statements for additional information related to share-based compensation.) An increase in the volatility of our stock will increase the amount of share-based compensation expense on new awards. An increase in the holding period of options will also cause an increase in share-based compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in share-based compensation expense and an increase in the risk-free interest rate will increase share-based compensation expense.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer and distributor relationships, acquired developed technologies, and patents; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer and distributor attrition rates; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

 Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued an update to guidance in ASC 805, Business Combinations, that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this guidance during the first quarter of fiscal 2011. Adoption did not have a material impact on our Consolidated Financial Statements.

        In June 2009, the FASB issued updates to guidance in ASC 810, Consolidation, that address accounting for variable interest entities. We adopted these updates to ASC 810 in the first quarter of fiscal 2011. Adoption did not have a material impact on our Consolidated Financial Statements.

  Recently Issued Accounting Pronouncements

        In September 2011, the FASB issued an update to guidance in ASC 350, Intangibles—Goodwill and Other, that introduces the use of qualitative factors when considering the need to perform a step I goodwill impairment test on one of our reporting units. If we conclude that qualitative factors indicate that it is more likely than not that a reporting unit's fair value exceeds its carrying value, we do not need to perform a step I goodwill impairment test on that reporting unit. This update to ASC 350 is effective for us in fiscal 2013; however, we intend to early adopt the standard during fiscal 2012. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

        In June 2011, the FASB issued an update to guidance in ASC 220, Comprehensive Income, that changes the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. These updates to ASC 820 are effective for us in the second quarter of fiscal 2012. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

Non-GAAP Financial Measures

  Organic Net Sales Growth

        Organic net sales growth is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, divestitures, and an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length. Organic net sales growth is a useful measure of the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity and the impact of an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length.

        We believe organic net sales growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management's perspective. We use organic net sales growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net sales growth in Results of Operations above utilizes organic net sales growth as management does internally. Because organic net sales growth calculations may vary among other companies, organic net sales growth amounts presented above may not be comparable with similarly titled measures of other companies. Organic net sales growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The primary limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by evaluating organic net sales growth in combination with our GAAP net sales. The tables presented in Results of Operations above provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

  Free Cash Flow

        Free cash flow is a non-GAAP financial measure. The difference between net cash provided by continuing operating activities (the most comparable GAAP measure) and free cash flow (the non-GAAP measure) consists mainly of significant cash outflows and inflows that we believe are useful to identify. Free cash flow is a useful measure of our cash generation which is free from any significant existing obligation. It also is a significant component in our incentive compensation plans. Free cash flow permits management and investors to gain insight into the amount that management employs to measure cash that is free from any significant existing obligation.

        Free cash flow excludes net capital expenditures, voluntary pension contributions, and the cash impact of special items. Net capital expenditures are subtracted because they represent long-term commitments. Voluntary pension contributions are subtracted from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters and pre-separation litigation payments, are also considered by management in evaluating free cash flow. We believe investors should also consider these items in evaluating our free cash flow.

        Free cash flow as presented herein may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes items that have an impact on our GAAP cash flow. Also, it subtracts certain cash items that are ultimately within management's and the board of directors' discretion to direct and may imply that there is less or more cash available for our programs than the most comparable GAAP measure indicates. This limitation is best addressed by using free cash flow in combination with the GAAP cash flow results.

        The tables presented in Liquidity and Capital Resources above provide reconciliations of free cash flow to cash flows from continuing operating activities calculated under GAAP.

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

  •
  Global risks of business interruptions such as natural disasters and political, economic, and military instability;

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

        We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Substantially all counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 credit rating. There is no significant concentration of exposures with any one counterparty.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. A 10% appreciation of the U.S. Dollar from the September 30, 2011 market rates would have decreased the unrealized value of our forward contracts by $19 million, while a 10% depreciation of the U.S. Dollar would have increased the unrealized value of our forward contracts by $24 million. A 10% appreciation of the U.S. Dollar from the September 24, 2010 market rates would have decreased the unrealized value of our forward contracts by $12 million, while a 10% depreciation of the U.S. Dollar would have increased the unrealized value of our forward contracts by $15 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps ("swaptions") to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize interest rate swap contracts, a portion of which are designated as cash flow hedges, to manage interest rate and earnings exposure on cash and cash equivalents and certain non-qualified deferred compensation liabilities.

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes that mature in 2021 to manage interest rate exposure. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar London interbank offered rate.

        During fiscal 2010, we purchased swaptions and entered into forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of fixed-rate debt when our 6.00% senior notes mature in 2012. The swaptions and forward starting interest rate swaps are based on a total notional amount of $400 million. Also during fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes.

        Based on our floating rate debt balance of $202 million at September 30, 2011, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $1 million. Based on our floating rate debt balance of $150 million at September 24, 2010, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $1 million.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts, all of which are designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next twelve to eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 30, 2011, our commodity hedges, which related to expected purchases of gold and silver, were in a loss position of $1 million and had a notional value of $211 million. At September 24, 2010, our commodity hedges, which related to expected purchases of gold and silver, were in a gain position of $12 million and had a notional value of $108 million. A 10% appreciation or depreciation of the price of a troy ounce of gold and a troy ounce of silver from the September 30, 2011 prices would have changed the unrealized value of our forward contracts by $21 million. A 10% appreciation or depreciation of the price of a troy ounce of gold and a troy ounce of silver from the September 24, 2010 prices would have changed the unrealized value of our forward contracts by $12 million.

        See Note 14 to the Consolidated Financial Statements for additional information on financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

    Consolidated Balance Sheets at September 30, 2011 and September 24, 2010

    Consolidated Statements of Equity for the Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 30, 2011.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 30, 2011, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ADC Acquisition

        We acquired ADC on December 8, 2010. We have extended our annual assessment of the effectiveness of the internal controls over financial reporting and our Management's Report on Internal Control over Financial Reporting as of September 30, 2011 to include ADC.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders (the "2012 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2012 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors of TE Connectivity. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer, and chief accounting officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Who We Are—Quick Links—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2012 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2012 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 30, 2011 with respect to TE Connectivity's common shares issuable under its equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	17,076,246	$27.45	11,306,592
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	7,924,044	35.21	—
Equity awards under ADC Plans(3)	2,098,651	47.27	3,756,904

Total	27,098,941		15,063,496

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

(2)
Includes common shares that may be issued by TE Connectivity pursuant to the Separation and Distribution Agreement under equity awards, including share options, restricted shares, restricted stock units, and deferred stock units, granted to current and former employees and directors of Tyco International Ltd. and its subsidiaries, which may include individuals currently or formerly employed by or serving with TE Connectivity, Tyco International, or Covidien subsequent to the separation. See Note 22 to the Consolidated Financial Statements for additional information regarding these outstanding awards.

(3)
In connection with the acquisition of ADC in December 2010, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the ADC 2010 Global Stock Incentive Plan (collectively, the "ADC Plans"). See Note 22 to the Consolidated Financial Statements for additional information on the assumption of ADC equity awards and the conversion of those awards into TE Connectivity awards. Subsequent to the acquisition, we registered 6,764,455 shares related to the ADC Plans via Forms S-3 and S-8. Shares available represents the number of shares available for issuance under future awards from the ADC Plans, which are now available for issuance of TE Connectivity common shares.

(4)
The 2007 Plan applies a weighting factor of 1.80 to outstanding non-vested restricted shares, restricted share units, deferred stock units, and performance units. The ADC Plans apply a weighting factor of 1.21 to outstanding non-vested restricted shares, restricted share units, deferred stock units, and performance units. The remaining shares issuable under both the 2007 Plan and the ADC Plans are increased by forfeitures and cancellations, among other factors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2012 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2012 Proxy Statement set forth under the caption "Agenda Item No. 4—Election of Auditors—Agenda Item No. 4.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

Exhibit Number	Description
2.1	Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)
2.2

Agreement and Plan of Merger among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc., dated as of July 12, 2010 (Incorporated by reference to Exhibit 2.1 to TE Connectivity's Current Report on Form 8-K, filed July 13, 2010)

2.3

Amendment No. 1 to Agreement and Plan of Merger among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota,  Inc., dated as of July 24, 2010 (Incorporated by reference to Exhibit 99.(D)(2) to TE Connectivity's Schedule TO, filed July 26, 2010)

3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 20, 2011)
3.2	Organizational Regulations of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.2 to TE Connectivity's Current Report on Form 8-K, filed March 10, 2011)
4.1(a)

Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(a) to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)

4.1(b)

First Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(b) to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)

4.1(c)

Second Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(c) to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)

4.1(d)

Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007 (Incorporated by reference to Exhibit 4.1(d) to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)

4.1(e)

Fourth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 14, 2008 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed July 14, 2008)

Exhibit Number	Description
4.1(f)

Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2010)

10.1

Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)

10.2

Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)

10.3

Tyco Electronics Ltd. 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.4 to Tyco Electronics' Annual Report on Form 10-K for the fiscal year ended September 24, 2010, filed November 10, 2010)‡

10.4

Tyco Electronics Ltd. Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.5 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡

10.5	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)‡
10.6

Form of Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡

10.7	Form of Founders' Grant Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.8 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)‡
10.8

Form of Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡

10.9

Tyco Electronics Ltd. Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.10 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡

10.10

Tyco Electronics Ltd. Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.11 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡

10.11

Tyco Electronics Ltd. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.16 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡

10.12

Tyco Electronics Corporation Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.13 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡

Exhibit Number	Description
10.13

Tyco Electronics Ltd. UK Savings Related Share Plan (Incorporated by reference to Exhibit 10.23 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡

10.14	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed October 16, 2009)
10.15	ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to TE Connectivity's Registration Statement on Form S-8, filed December 13, 2010)‡
10.16

Amendment to the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡

21.1	Subsidiaries of TE Connectivity Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 30, 2011, filed on November 18, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

‡
Management contract or compensatory plan or arrangement.

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to this Annual Report, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to this Annual Report.

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

        Date: November 18, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2011
/s/ TERRENCE R. CURTIN Terrence R. Curtin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2011
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 18, 2011
* Pierre R. Brondeau	Director	November 18, 2011
* Juergen W. Gromer	Director	November 18, 2011
* Robert M. Hernandez	Director	November 18, 2011
* Daniel J. Phelan	Director	November 18, 2011

Signature	Title	Date

* Frederic M. Poses	Director	November 18, 2011
* Lawrence S. Smith	Director	November 18, 2011
* Paula A. Sneed	Director	November 18, 2011
* David P. Steiner	Director	November 18, 2011
* John C. Van Scoter	Director	November 18, 2011
*
Robert A. Scott, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ ROBERT A. SCOTT
Robert A. Scott Attorney-in-fact

TE CONNECTIVITY LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 30, 2011 and September 24, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and September 24, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
November 18, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 30, 2011, and our report dated November 18, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
November 18, 2011

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

	Fiscal
	2011	2010	2009
	(in millions, except per share data)
Net sales	$14,312	$12,070	$10,256
Cost of sales	9,890	8,293	7,720

Gross margin	4,422	3,777	2,536
Selling, general, and administrative expenses	1,780	1,538	1,408
Research, development, and engineering expenses	733	585	536
Acquisition and integration costs	19	8	—
Restructuring and other charges, net	149	137	375
Pre-separation litigation charges (income), net	—	(7)	144
Impairment of goodwill	—	—	3,547

Operating income (loss)	1,741	1,516	(3,474)
Interest income	22	20	17
Interest expense	(161)	(155)	(165)
Other income (expense), net	27	177	(48)

Income (loss) from continuing operations before income taxes	1,629	1,558	(3,670)
Income tax (expense) benefit	(376)	(493)	567

Income (loss) from continuing operations	1,253	1,065	(3,103)
Income (loss) from discontinued operations, net of income taxes	(3)	44	(156)

Net income (loss)	1,250	1,109	(3,259)
Less: net income attributable to noncontrolling interests	(5)	(6)	(6)

Net income (loss) attributable to TE Connectivity Ltd.	$1,245	$1,103	$(3,265)

Amounts attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$1,248	$1,059	$(3,109)
Income (loss) from discontinued operations	(3)	44	(156)

Net income (loss)	$1,245	$1,103	$(3,265)

Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.85	$2.34	$(6.77)
Income (loss) from discontinued operations	(0.01)	0.09	(0.34)

Net income (loss)	$2.84	$2.43	$(7.11)

Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.82	$2.32	$(6.77)
Income (loss) from discontinued operations	(0.01)	0.09	(0.34)

Net income (loss)	$2.81	$2.41	$(7.11)

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.68	$0.64	$0.64
Weighted-average number of shares outstanding:
Basic	438	453	459
Diluted	443	457	459

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and September 24, 2010

	Fiscal
	2011	2010
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,219	$1,990
Accounts receivable, net of allowance for doubtful accounts of $39 and $44, respectively	2,425	2,259
Inventories	1,939	1,583
Prepaid expenses and other current assets	646	651
Deferred income taxes	403	248

Total current assets	6,632	6,731
Property, plant, and equipment, net	3,163	2,867
Goodwill	3,586	3,211
Intangible assets, net	655	392
Deferred income taxes	2,365	2,447
Receivable from Tyco International Ltd. and Covidien plc	1,066	1,127
Other assets	256	217

Total Assets	$17,723	$16,992

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$1	$106
Accounts payable	1,483	1,386
Accrued and other current liabilities	1,772	1,804
Deferred revenue	145	164

Total current liabilities	3,401	3,460
Long-term debt	2,668	2,307
Long-term pension and postretirement liabilities	1,204	1,280
Deferred income taxes	333	285
Income taxes	2,122	2,152
Other liabilities	511	452

Total Liabilities	10,239	9,936

Commitments and contingencies (Note 13)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 463,080,684 shares authorized and issued, CHF 1.37 par value, at September 30, 2011; 468,215,574 shares authorized and issued, CHF 1.73 par value, at September 24, 2010	593	599
Contributed surplus	7,604	8,085
Accumulated earnings (deficit)	84	(1,161)
Treasury shares, at cost, 39,303,550 and 24,845,929 shares, respectively	(1,235)	(721)
Accumulated other comprehensive income	428	246

Total TE Connectivity Ltd. shareholders' equity	7,474	7,048
Noncontrolling interests	10	8

Total Equity	7,484	7,056

Total Liabilities and Equity	$17,723	$16,992

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

									TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares					Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2008	500	$100	(37)	$(1,264)	$61	$10,076	$1,160	$929	$11,062	$10	$11,072
Adoption of provisions of ASC 715-60, Defined Benefit Plans—Other Postretirement, related to the accounting for collateral assignment split-dollar life insurance arrangements	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,265)	—	(3,265)	6	(3,259)
Currency translation	—	—	—	—	—	—	—	(206)	(206)	—	(206)
Adjustments to unrecognized pension and postretirement benefit costs, including a gain of $2 million related to adoption of measurement date provisions of ASC 715, Compensation—Retirement Benefits, net of income taxes	—	—	—	—	—	—	—	(279)	(279)	—	(279)
Gain on cash flow hedges	—	—	—	—	—	—	—	11	11	—	11

Total comprehensive loss									(3,739)		(3,733)

Change of Domicile:
Reverse share split and issuance of fully paid up shares	—	1,101	—	—	—	(1,101)	—	—	—	—	—
Cancellations of common shares held in treasury	(32)	(77)	32	1,018	—	(941)	—	—	—	—	—
Reallocation of share premium to contributed surplus	—	—	—	—	(61)	61	—	—	—	—	—
Adoption of measurement date provisions of ASC 715, Compensation—Retirement Benefits, net of income taxes	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Share-based compensation expense	—	—	—	—	—	52	—	—	52	—	52
Dividends declared and distributions approved	—	(75)	—	2	—	—	(147)	—	(220)	—	(220)
Exercise of share options	—	—	—	1	—	—	—	—	1	—	1
Restricted share award vestings and other activity	—	—	2	19	—	(20)	—	—	(1)	—	(1)
Adjustment for pre-separation tax matters	—	—	—	—	—	(22)	—	—	(22)	—	(22)
Repurchase of common shares	—	—	(6)	(125)	—	—	—	—	(125)	—	(125)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6)	(6)

Balance at September 25, 2009	468	1,049	(9)	(349)	—	8,105	(2,264)	455	6,996	10	7,006

Comprehensive income:
Net income	—	—	—	—	—	—	1,103	—	1,103	6	1,109
Currency translation	—	—	—	—	—	—	—	(84)	(84)	—	(84)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	(130)	(130)	—	(130)
Gain on cash flow hedges	—	—	—	—	—	—	—	5	5	—	5

Total comprehensive income									894		900

Share-based compensation expense	—	—	—	—	—	63	—	—	63	—	63
Distributions approved	—	(450)	—	19	—	—	—	—	(431)	—	(431)
Exercise of share options	—	—	1	12	—	—	—	—	12	—	12
Restricted share award vestings and other activity	—	—	1	85	—	(83)	—	—	2	—	2
Repurchase of common shares	—	—	(18)	(488)	—	—	—	—	(488)	—	(488)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8)	(8)

Balance at September 24, 2010	468	$599	(25)	$(721)	$—	$8,085	$(1,161)	$246	$7,048	$8	$7,056

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

									TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares					Accumulated Other Comprehensive Income
					Share Premium	Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 24, 2010	468	$599	(25)	$(721)	$—	$8,085	$(1,161)	$246	$7,048	$8	$7,056
Comprehensive income:
Net income	—	—	—	—	—	—	1,245	—	1,245	5	1,250
Currency translation	—	—	—	—	—	—	—	50	50	—	50
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	—	—	—	—	—	—	—	152	152	—	152
Loss on cash flow hedges	—	—	—	—	—	—	—	(20)	(20)	—	(20)

Total comprehensive income									1,427		1,432

Share-based compensation expense	—	—	—	—	—	73	—	—	73	—	73
Dividends and distributions approved	—	—	—	—	—	(308)	—	—	(308)	—	(308)
Exercise of share options	—	—	4	80	—	—	—	—	80	—	80
Restricted share award vestings and other activity	—	—	2	132	—	(111)	—	—	21	4	25
Repurchase of common shares	—	—	(25)	(867)	—	—	—	—	(867)	—	(867)
Cancellation of treasury shares	(5)	(6)	5	141	—	(135)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 30, 2011	463	$593	(39)	$(1,235)	$—	$7,604	$84	$428	$7,474	$10	$7,484

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

	Fiscal
	2011	2010	2009
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$1,250	$1,109	$(3,259)
(Income) loss from discontinued operations, net of income taxes	3	(44)	156

Income (loss) from continuing operations	1,253	1,065	(3,103)
Adjustments to reconcile net cash provided by operating activities:
Non-cash restructuring and other charges, net	9	17	49
Impairment of goodwill	—	—	3,547
Loss on divestitures	—	43	7
Depreciation and amortization	574	520	515
Deferred income taxes	109	35	(574)
Provision for losses on accounts receivable and inventories	19	(4)	74
Tax sharing (income) expense	(27)	(163)	68
Share-based compensation expense	73	63	50
Other	(11)	12	(10)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	34	(323)	651
Inventories	(241)	(213)	638
Inventoried costs on long-term contracts	32	36	(4)
Prepaid expenses and other current assets	185	(25)	184
Accounts payable	(48)	317	(420)
Accrued and other current liabilities	(224)	77	(124)
Income taxes	(31)	302	(115)
Deferred revenue	(28)	(38)	(7)
Long-term pension and postretirement liabilities	75	(25)	(33)
Other	26	(17)	(15)

Net cash provided by continuing operating activities	1,779	1,679	1,378
Net cash used in discontinued operating activities	—	—	(49)

Net cash provided by operating activities	1,779	1,679	1,329

Cash Flows From Investing Activities:
Capital expenditures	(581)	(385)	(328)
Proceeds from sale of property, plant, and equipment	65	16	13
Proceeds from sale of intangible assets	68	—	—
Proceeds from sale of short-term investments	155	1	—
Acquisition of businesses, net of cash acquired	(731)	(93)	—
Payment of acquisition-related earn-out liabilities	(15)	—	(1)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	693
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	15	17
Other	—	4	—

Net cash provided by (used in) continuing investing activities	(1,039)	(442)	394
Net cash used in discontinued investing activities	(4)	—	(3)

Net cash provided by (used in) investing activities	(1,043)	(442)	391

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(100)	100	(649)
Proceeds from long-term debt	249	—	448
Repayment of long-term debt	(565)	(100)	(602)
Proceeds from exercise of share options	80	12	1
Repurchase of common shares	(865)	(488)	(152)
Payment of common share dividends and cash distributions to shareholders	(296)	(289)	(294)
Transfers to discontinued operations	(4)	—	(56)
Other	(15)	(14)	(6)

Net cash used in continuing financing activities	(1,516)	(779)	(1,310)
Net cash provided by discontinued financing activities	4	—	56

Net cash used in financing activities	(1,512)	(779)	(1,254)

Effect of currency translation on cash	5	11	(31)
Net increase (decrease) in cash and cash equivalents	(771)	469	435
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)
Cash and cash equivalents at beginning of fiscal year	1,990	1,521	1,090

Cash and cash equivalents at end of fiscal year	$1,219	$1,990	$1,521

Supplemental Cash Flow Information:
Interest paid	$162	$149	$163
Income taxes paid, net of refunds	299	156	121

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global company that designs and manufactures approximately 500,000 products that connect and protect the flow of power and data inside millions of products used by consumers and industries. We partner with customers in a broad array of industries from consumer electronics, energy, and healthcare to automotive, aerospace, and communication networks.

  Company Name Change

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remained unchanged.

  Change of Domicile

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

  The Separation

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of then Bermuda-based Tyco International Ltd. ("Tyco International"). Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

  Basis of Presentation

        The Consolidated Financial Statements reflect the consolidated operations of TE Connectivity Ltd. and its subsidiaries and have been prepared in United States Dollars in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  Use of Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges, assets acquired and liabilities assumed, allowances for doubtful accounts receivable, estimates of future cash flows and discount rates associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal contingencies, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

  Principles of Consolidation

        We consolidate entities in which we own or control more than fifty percent of the voting shares or otherwise have the ability to control through similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included on the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

  Description of the Business

        We consist of three reportable segments:

  •
  Transportation Solutions.  The Transportation Solutions segment is a leader in electronic components, including connectors, relays, circuit protection devices, wire and cable, heat shrink tubing, and sensors, as well as application tooling and custom-engineered solutions for the automotive and aerospace, defense, and marine markets.

  •
  Communications and Industrial Solutions.  The Communications and Industrial Solutions segment is one of the world's largest suppliers of electronic components, including connectors, relays, touch screens, circuit protection devices, antennas, and heat shrink tubing. Our products are used primarily in the industrial machinery, data communications, household appliance, consumer devices, computer, and touch solutions markets.

  •
  Network Solutions.  The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. Our products include connectors, heat shrink tubing, wire and cable, racks and panels, fiber optics, and wireless products. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2011, fiscal 2010, and fiscal 2009 are to our fiscal years ended September 30, 2011, September 24, 2010, and September 25, 2009, respectively. Our fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks. Fiscal 2011 was a 53 week year. Fiscal 2010 and 2009 were each 52 weeks in length.

  Reclassifications

        We have reclassified certain items on our Consolidated Financial Statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue.

        Contract revenues for construction related projects are recorded primarily on the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable. Contract revenues for construction related projects are generated primarily in the Network Solutions segment.

        We generally warrant that our products will conform to our or mutually agreed to specifications and that our products will be free from material defects in materials and workmanship for a limited time. We limit our warranty to the replacement or repair of defective parts or a refund or credit of the price of the defective product. We accept returned goods only when the customer makes a verified claim and we have authorized the return. Returns result primarily from defective products or shipping discrepancies. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales.

        Additionally, certain of our long-term contracts in the Network Solutions segment have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated returns and scrap allowances is established at the time of the sale based on a fixed percentage of sales to distributors authorized and agreed to by us and is recorded as a reduction of sales.

        Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is recorded as a reduction of sales. We believe we can reasonably and reliably estimate the amounts of future allowances.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2011, 2010, and 2009 were $624 million, $482 million, and $439 million, respectively.

  Cash and Cash Equivalents

        All highly liquid investments purchased with maturities of three months or less from the time of purchase are considered to be cash equivalents.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in our outstanding receivables based on fixed percentages applied to aging categories, specific allowances for known troubled accounts, and other currently available information.

  Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value, except for inventoried costs which are costs incurred in the performance of long-term contracts primarily by the Network Solutions segment.

  Property, Plant, and Equipment, Net and Long-Lived Assets

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

        We periodically evaluate, when events and circumstances warrant, the net realizable value of long-lived assets, including property, plant, and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the asset group are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying asset group. Impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, and unpatented technology with estimates of recoverability ranging from 1 to 50 years that are amortized generally on a straight-line basis. See Note 9 for additional information regarding intangible assets. An evaluation of the remaining useful life of intangible assets with a determinable life is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess intangible assets with a determinable life for impairment consistent with our policy for assessing other long-lived assets. Goodwill is assessed for impairment separately from other intangible assets with a determinable life by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

on a number of reporting unit specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        At fiscal year end 2011, we had 10 reporting units, of which 8 contained goodwill. See Note 8 for information regarding goodwill impairment testing. When changes occur in the composition of one or more operating segments or reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Estimates about fair value used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Income Taxes

        Income taxes are computed in accordance with the provisions of Accounting Standards Codification ("ASC") 740, Income Taxes. The benefits of a consolidated return have been reflected where such returns have or could be filed based on the entities and jurisdictions included in the Consolidated Financial Statements. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected on the Consolidated Financial Statements. Deferred tax liabilities and assets are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Financial Instruments

        Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

equivalents, accounts receivable, and accounts payable approximated book value as of September 30, 2011 and September 24, 2010. See Note 11 for disclosure of the fair value of debt, Note 14 for disclosures related to derivative financial instruments, and Note 15 for additional information on fair value measurements.

        We account for derivative financial instrument contracts on our Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions, including amounts excluded from the hedging relationship, of a cash flow hedge are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

        We determine the fair value of our financial instruments by using methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions are used to determine the fair value of financial instruments, including derivatives.

        The cash flows related to derivative financial instruments are reported in the operating activities section of the Consolidated Statements of Cash Flows.

        Our derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as we deal with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 30, 2011, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative financial instruments that we enter into at this time, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

  Pension and Postretirement Benefits

        The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. Mandatory contribution amounts are

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

actuarially determined; voluntary contributions are at our discretion. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants.

        The measurement of benefit obligations and net periodic benefit cost is based on estimates and assumptions determined by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age, and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates, and mortality rates.

  Share-Based Compensation

        We determine the fair value of share awards on the date of grant. Share options are valued using the Black-Scholes-Merton valuation model; restricted share awards are valued using the end-of-day share price of TE Connectivity on the date of grant. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. See Note 22 for additional information related to share-based compensation.

  Currency Translation

        For our non-U.S. Dollar functional currency subsidiaries, assets and liabilities are translated into U.S. Dollars using fiscal year end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the fiscal year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within equity.

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2011 and 2010. Such losses were $71 million during fiscal 2009.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. We include the results of operations of an acquired company in our Consolidated Statement of Operations from the date of acquisition.

  Recently Adopted Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board ("FASB") issued an update to guidance in ASC 805, Business Combinations, that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. We elected to early adopt this

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

guidance during the first quarter of fiscal 2011. Adoption did not have a material impact on our Consolidated Financial Statements.

        In June 2009, the FASB issued updates to guidance in ASC 810, Consolidation, that address accounting for variable interest entities. We adopted these updates to ASC 810 in the first quarter of fiscal 2011. Adoption did not have a material impact on our Consolidated Financial Statements.

  Recently Issued Accounting Pronouncements

        In September 2011, the FASB issued an update to guidance in ASC 350, Intangibles—Goodwill and Other, that introduces the use of qualitative factors when considering the need to perform a step I goodwill impairment test on one of our reporting units. If we conclude that qualitative factors indicate that it is more likely than not that a reporting unit's fair value exceeds its carrying value, we do not need to perform a step I goodwill impairment test on that reporting unit. This update to ASC 350 is effective for us in fiscal 2013; however, we intend to early adopt the standard during fiscal 2012. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

        In June 2011, the FASB issued an update to guidance in ASC 220, Comprehensive Income, that changes the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. These updates to ASC 820 are effective for us in the second quarter of fiscal 2012. Adoption is not expected to have a material impact on our Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following during fiscal 2011, 2010, and 2009:

	Fiscal
	2011	2010	2009
	(in millions)
Restructuring and related charges, net	$149	$82	$354
Loss on divestitures	—	43	7
Impairment of long-lived assets	—	12	14

	$149	$137	$375

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Charges, Net

        Charges to operations by segment during fiscal 2011, 2010, and 2009 were as follows:

	Fiscal
	2011	2010	2009
	(in millions)
Transportation Solutions	$(14)	$53	$169
Communications and Industrial Solutions	76	20	131
Network Solutions	87	6	52

	149	79	352
Less: credits in cost of sales	—	3	2

Restructuring and related charges, net	$149	$82	$354

        Amounts recognized on the Consolidated Statements of Operations during fiscal 2011, 2010, and 2009 were as follows:

	Fiscal
	2011	2010	2009
	(in millions)
Cash charges	$140	$74	$317
Non-cash charges	9	5	35

	149	79	352
Less: credits in cost of sales	—	3	2

Restructuring and related charges, net	$149	$82	$354

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during fiscal 2011, 2010, and 2009 is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other		Balance at End of Fiscal Year
	(in millions)
Fiscal 2011 Activity:
Fiscal 2011 Actions
Employee severance	$—	$169	$(63)	$(4)	$9		$111
Facilities exit costs	—	1	(3)	—	6		4
Other	—	2	(1)	—	—		1

Total	—	172	(67)	(4)	15	(1)	116

Fiscal 2010 Actions
Employee severance	42	—	(17)	(15)	2		12
Facilities exit costs	1	—	(1)	—	—		—
Other	2	1	—	(2)	—		1

Total	45	1	(18)	(17)	2		13

Fiscal 2009 Actions
Employee severance	28	—	(11)	(11)	—		6
Facilities exit costs	2	1	(3)	—	—		—
Other	1	3	(3)	(1)	—		—

Total	31	4	(17)	(12)	—		6

Pre-Fiscal 2009 Actions
Employee severance	27	1	(10)	(4)	1		15
Facilities exit costs	38	2	(10)	—	1		31
Other	4	—	—	(3)	—		1

Total	69	3	(20)	(7)	2		47

Total fiscal 2011 activity	$145	$180	$(122)	$(40)	$19		$182

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2010 Activity:
Fiscal 2010 Actions
Employee severance	$—	$53	$(9)	$1	$(3)	$42
Facilities exit costs	—	8	(14)	—	7 (2)	1
Other	—	2	—	—	—	2

Total	—	63	(23)	1	4	45

Fiscal 2009 Actions
Employee severance	116	—	(69)	(13)	(6)	28
Facilities exit costs	3	6	(7)	—	—	2
Other	1	10	(10)	—	—	1

Total	120	16	(86)	(13)	(6)	31

Pre-Fiscal 2009 Actions
Employee severance	91	2	(62)	—	(4)	27
Facilities exit costs	51	4	(14)	(1)	(2)	38
Other	8	3	(5)	(1)	(1)	4

Total	150	9	(81)	(2)	(7)	69

Total fiscal 2010 activity	$270	$88	$(190)	$(14)	$(9)	$145

Fiscal 2009 Activity:
Fiscal 2009 Actions
Employee severance	$—	$247	$(138)	$(3)	$10	$116
Facilities exit costs	—	6	(3)	—	—	3
Other	—	5	(4)	—	—	1

Total	—	258	(145)	(3)	10	120

Pre-Fiscal 2009 Actions
Employee severance	149	—	(80)	27	(5)	91
Facilities exit costs	58	20	(25)	—	(2)	51
Other	4	15	(10)	—	(1)	8

Total	211	35	(115)	27	(8)	150

Total fiscal 2009 activity	$211	$293	$(260)	$24	$2	$270

(1)
Includes $16 million of ADC liabilities assumed.

(2)
Reflects reclassification of $7 million lease obligation from other reserves to restructuring reserves.

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

we increased reductions in force as a result of current economic conditions, primarily in the Communications and Industrial Solutions segment. In connection with these actions, during fiscal 2011, we recorded net restructuring charges of $168 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2011 by the end of fiscal year 2012 and to incur additional charges of approximately $6 million, primarily in the Communications and Industrial Solutions segment. Cash spending related to this plan was $67 million in fiscal 2011. We expect cash spending to be approximately $103 million and $16 million in fiscal 2012 and 2013, respectively.

        During fiscal 2011, in connection with the acquisition of ADC, we assumed $16 million of liabilities related to employee severance and exited lease facilities which have been included in the Network Solutions segment. We expect to incur additional charges of $2 million relating to these actions.

        The following table summarizes costs incurred for fiscal 2011 actions by segment:

Fiscal 2011
(in millions)
Transportation Solutions	$8
Communications and Industrial Solutions	79
Network Solutions	81

Total	$168

  Fiscal 2010 Actions

        We initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Solutions segment. In connection with these actions, during fiscal 2011 and 2010, we recorded net restructuring credits of $16 million and charges of $64 million, respectively, primarily related to employee severance and benefits. The credits in fiscal 2011 related primarily to decreases in planned employee headcount reductions associated with the Transportation Solutions segment. We have completed all restructuring activities commenced in fiscal 2010. Cash spending related to this plan was $18 million in fiscal 2011, and we expect cash spending to be approximately $12 million in fiscal 2012.

        The following table summarizes costs incurred for fiscal 2010 actions by segment:

	Fiscal
	2011	2010
	(in millions)
Transportation Solutions	$(15)	$42
Communications and Industrial Solutions	(1)	17
Network Solutions	—	5

Total	$(16)	$64

  Fiscal 2009 Actions

        We initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures across all segments in response to economic conditions and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

implementation of our manufacturing simplification plan. In connection with these actions, during fiscal 2011, 2010, and 2009, we recorded net restructuring credits of $8 million, charges of $3 million, and charges of $255 million, respectively, primarily related to employee severance and benefits. The credits in fiscal 2011 related primarily to decreases in planned employee headcount reductions in the Communications and Industrial Solutions and Transportation Solutions segments. We have completed all restructuring activities commenced in fiscal 2009. Cash spending related to this plan was $17 million in fiscal 2011, and we expect cash spending to be approximately $6 million in fiscal 2012, with spending completed by fiscal 2013.

  Pre-fiscal 2009 Actions

        We initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Transportation Solutions and Network Solutions segments. In connection with these actions, during fiscal 2011 and 2010, we recorded net restructuring credits of $5 million and charges of $6 million, respectively. Also, during fiscal 2009, we recorded net restructuring charges of $55 million, primarily related to employee severance and benefits, including $31 million of changes in estimate primarily associated with the exit of a European manufacturing operation in the Transportation Solutions segment. We have completed all restructuring activities commenced in fiscal 2008.

        During fiscal 2002, we recorded restructuring charges of $779 million primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2011, the remaining restructuring reserves related to the fiscal 2002 actions were $31 million, relating to exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years. During fiscal 2011, 2010, and 2009, we recorded restructuring charges of $1 million, $1 million, and $7 million, respectively, for interest accretion on these reserves.

Restructuring and Related Non-Cash Charges and Credits

        During fiscal 2011, 2010, and 2009, we recorded non-cash charges of $9 million, $5 million and $35 million, respectively, primarily related to the accelerated depreciation of fixed assets in connection with exited manufacturing facilities and product lines.

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	Fiscal
	2011	2010
	(in millions)
Transportation Solutions	$32	$79
Communications and Industrial Solutions	72	19
Network Solutions	78	47

Restructuring reserves	$182	$145

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included on our Consolidated Balance Sheets as follows:

	Fiscal
	2011	2010
	(in millions)
Accrued and other current liabilities	$136	$115
Other liabilities	46	30

Restructuring reserves	$182	$145

Loss on Divestitures and Impairment of Long-Lived Assets

        During fiscal 2010, we sold our mechatronics business for net cash proceeds of $3 million. This business designed and manufactured customer-specific components, primarily for the automotive industry, and generated sales of approximately $100 million in fiscal 2010. In connection with the sale, we recorded a pre-tax loss on sale of $41 million in the Transportation Solutions segment in fiscal 2010.

        During fiscal 2009, our board of directors authorized management to pursue the divestiture of the Dulmison connectors and fittings product line which was part of our energy business in the Network Solutions segment. The product line generated sales of approximately $50 million in fiscal 2009. Based on an estimated sales price, we determined that the carrying value of the product line's assets and liabilities was in excess of its fair value. A pre-tax impairment charge of $12 million was recorded in fiscal 2009 to write the carrying value of the assets and liabilities down to fair value. During fiscal 2010, we completed the sale of the product line for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale totaling $13 million in fiscal 2010.

        During fiscal 2009, we completed the sale of the Battery Systems business, which was part of the Communications and Industrial Solutions segment, for net cash proceeds of $14 million after working capital adjustments. The divestiture resulted in a pre-tax loss on sale of $7 million in fiscal 2009.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statements of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and operations of the mechatronics business, Dulmison connectors and fittings product line, and Battery Systems business in continuing operations due to immateriality.

4. Discontinued Operations

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        In fiscal 2009, we completed the sale of the Wireless Systems business for $664 million in net cash proceeds and recognized a pre-tax gain of $59 million on the transaction. Also, in fiscal 2009, we received additional cash proceeds of $29 million and recognized an additional pre-tax gain on sale of $4 million in connection with the finalization of working capital adjustments related to the sale of the Radio Frequency Components and Subsystem and Automotive Radar Sensors businesses which were sold in fiscal 2008.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        The following table presents net sales, pre-tax income (loss) from operations, pre-tax gain (loss) on sale, and income tax (expense) benefit from discontinued operations for fiscal 2011, 2010, and 2009:

	Fiscal
	2011	2010	2009
	(in millions)
Net sales	$—	$—	$262

Pre-tax income (loss) from discontinued operations	$—	$44	$(135)
Pre-tax gain (loss) on sale of discontinued operations	(4)	—	63
Income tax (expense) benefit	1	—	(84)

Income (loss) from discontinued operations, net of income taxes	$(3)	$44	$(156)

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

        The Wireless Systems, Radio Frequency Components and Subsystem, Automotive Radar Sensors, Power Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented on our Consolidated Financial Statements. Prior to reclassification to held for sale and discontinued operations, the Wireless Systems, Radio Frequency Components and Subsystem, and Automotive Radar Sensors businesses were components of the former Wireless Systems segment. The Power Systems and Printed Circuit Group businesses were components of the former Other segment.

5. Acquisitions

  Fiscal 2011 Acquisitions

        In July 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding stock of ADC Telecommunications, Inc. ("ADC"), a provider of broadband communications network connectivity products and related solutions. Pursuant to the Merger Agreement, we commenced a tender offer through a subsidiary to purchase all of the issued and outstanding shares of ADC common stock at a purchase price of $12.75 per share in cash followed by a merger of the subsidiary with and into ADC, with ADC surviving as an indirect wholly-owned subsidiary. On December 8, 2010, we acquired 86.8% of the outstanding common shares of ADC. On December 9, 2010, we exercised our option under the Merger Agreement to purchase additional shares from ADC that, when combined with the shares purchased in the tender offer, were sufficient to give us ownership of more than 90% of the outstanding ADC common shares. On December 9, 2010, upon effecting a short-form merger under Minnesota law, we owned 100% of the outstanding shares of ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

$546 million) and $22 million representing the fair value of ADC share-based awards exchanged for TE Connectivity share options and stock appreciation rights.

        Based on the terms and conditions of ADC's share option and stock appreciation right ("SAR") awards (the "ADC Awards"), all ADC Awards became exercisable upon completion of the acquisition. Each outstanding ADC Award was exchanged for approximately 0.4 TE Connectivity share options or SARs and resulted in approximately 3 million TE Connectivity share options being issued with a weighted-average exercise price of $38.88. Issued SARs and the associated liability were insignificant. The fair value associated with the exchange of ADC Awards for TE Connectivity awards was approximately $24 million based on Black-Scholes-Merton pricing valuation model, of which $22 million was recorded as consideration given in the acquisition while the remaining $2 million was recorded as acquisition and integration costs on the Consolidated Statement of Operations during fiscal 2011.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. We have realized and expect additional cost savings and other synergies through operational efficiencies. ADC's businesses are reported as part of the Network Solutions segment from the date of acquisition.

        The ADC acquisition was accounted for under the provisions of ASC 805, Business Combinations. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. We completed the valuation of the identifiable assets acquired and liabilities assumed as of March 25, 2011.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        Other current assets included trade accounts receivable of $171 million, inventories of $166 million, and deferred income taxes of $16 million. Other current assets also included assets held for sale of $109 million. Those assets were sold during the third quarter of fiscal 2011 for net proceeds of $111 million, of which approximately $106 million was received prior to September 30, 2011. Other current liabilities assumed were primarily comprised of accrued and other current liabilities of $165 million and trade accounts payable of $88 million.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty, multi-period excess earnings, and avoided cost methods. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit.

        Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        Intangible assets acquired consisted of the following:

	Amount	Weighted- Average Amortization Period
	(in millions)	(in years)
Customer relationships	$175	11
Developed technology and patents	118	12
Customer order backlog	11	0.6
Trade names and trademarks	4	1.3

Total	$308	11

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives. The $366 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. All of the goodwill has been allocated to the Network Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, ADC completed certain acquisitions that resulted in goodwill deductible for U.S. tax purposes of approximately $346 million which we will deduct over the next ten years.

        During the period from December 9, 2010 to September 30, 2011, ADC contributed net sales of $964 million and an operating loss of $59 million to our Consolidated Statements of Operations. The operating loss included restructuring charges of $82 million, charges of $41 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        The following unaudited pro forma financial information reflects our consolidated results of operations had the ADC acquisition occurred at the beginning of fiscal 2009.

	Pro Forma for Fiscal
	2011	2010	2009
	(in millions)
Net sales	$14,523	$13,227	$11,393
Net income (loss) attributable to TE Connectivity Ltd.	1,244	1,168	(3,790)

        The pro forma financial information is based on our final allocation of the purchase price. The significant pro forma adjustments which are described below are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for fiscal 2011 were adjusted to exclude $15 million of share-based compensation expense incurred by ADC as a result of the change in control of ADC, $14 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $13 million of acquisition costs, $7 million of charges related to the amortization of acquired customer order backlog, $1 million of charges related to depreciation expense, and $1 million of charges related to other acquisition accounting-related adjustments.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        Pro forma results for fiscal 2010 were adjusted to exclude $4 million of charges related to depreciation expense. In addition, pro forma results for fiscal 2010 were adjusted to include $1 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results for fiscal 2009 were adjusted to exclude $7 million of charges related to depreciation expense. In addition, pro forma results for fiscal 2009 were adjusted to include $14 million of charges related to the amortization of fair value adjustments to acquisition-date inventories, $7 million of charges related to the amortization of acquired customer order backlog, $4 million of charges related to the amortization of the fair value of acquired intangible assets, and $1 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results do not include any synergies or other benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition occurred at the beginning of fiscal 2009.

        During the third quarter of fiscal 2011, we acquired a business for $14 million in cash. The acquisition was not material to our Consolidated Financial Statements. The assets acquired, primarily definite-lived intangible assets and property, plant, and equipment, are reported as part of the Transportation Solutions segment.

  Fiscal 2010 Acquisitions

        On January 20, 2010, we acquired 100% of the outstanding shares of capital stock of Sensitive Object, an early-stage software company engaged in developing touch-enabling technology focused on computers, mobile devices, and consumer electronics, for a purchase price of approximately $61 million in cash (net of cash acquired of $6 million), including contingent consideration of $6 million paid in fiscal 2011 upon completion of certain service requirements by key Sensitive Object managers.

        The Sensitive Object acquisition complements our existing Touch Solutions business, which is primarily focused on commercial and industrial markets. Sensitive Object is reported as part of the Communications and Industrial Solutions segment from the date of acquisition.

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$6
Tangible and other assets	3
Intangible assets	13
Goodwill	51

Total assets acquired	73
Liabilities assumed	(6)

Net assets acquired	67
Cash and cash equivalents acquired	(6)

Net cash paid	$61

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        Intangible assets acquired consisted of the following:

	Amount	Weighted- Average Amortization Period
	(in millions)	(in years)
Developed technology and patents	$11	8
Reacquired rights	1	8
Customer contracts and related relationships	1	5

Total	$13	8

        The acquired intangible assets include developed technology, patents, and reacquired rights which are being amortized based on their contributions to earnings over their expected lives. Also included in acquired intangible assets are customer contracts and related relationships that are being amortized on a straight-line basis over their expected lives. Due to immateriality, no amounts were allocated to in-process research and development.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the multi-period excess earnings and avoided cost methods. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors.

        Approximately $51 million has been allocated to goodwill, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Factors contributing to the recognized goodwill are low revenue levels in the years immediately following the acquisition reflecting the early-stage status of Sensitive Object's technology and the amount of future investment required to develop commercially viable products. Goodwill related to this acquisition is reported in the Communications and Industrial Solutions segment and is not deductible for tax purposes.

        Pro forma information is not presented as the impact of the Sensitive Object acquisition on our Consolidated Statements of Operations is not material.

        On August 6, 2010, we acquired the remaining outstanding equity interests of PlanarMag, Inc. ("PlanarMag") for $23 million in cash and the forgiveness of an approximate $1 million loan payable. Prior to the acquisition, we owned approximately 14% of PlanarMag. The acquisition was not material to our Consolidated Financial Statements. The net assets acquired, which are not material, are reported as part of the Communications and Industrial Solutions segment. The excess of the purchase price over the net assets acquired of $25 million has been allocated to goodwill in the Communications and Industrial Solutions segment and is not deductible for tax purposes. Factors contributing to the goodwill recognized include the early-stage status of PlanarMag's business and technology, minimal revenue, and lack of customer relationships.

        On May 14, 2010, we acquired certain assets of the Optical Products Group of Zarlink Semiconductor Inc. for $15 million in cash. The assets acquired, primarily definite-lived intangible assets, inventory, and property, plant, and equipment, are reported as part of the Communications and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

Industrial Solutions segment. The acquisition was not material to our Consolidated Financial Statements.

6. Inventories

        At fiscal year end 2011 and 2010, inventories consisted of the following:

	Fiscal
	2011	2010
	(in millions)
Raw materials	$301	$253
Work in progress	550	509
Finished goods	1,005	739
Inventoried costs on long-term contracts	83	82

Inventories	$1,939	$1,583

7. Property, Plant, and Equipment, Net

        At fiscal year end 2011 and 2010, net property, plant, and equipment consisted of the following:

	Fiscal
	2011	2010
	(in millions)
Land and improvements	$269	$243
Buildings and leasehold improvements	1,411	1,281
Machinery and equipment	6,936	6,448
Construction in process	471	372

Gross property, plant, and equipment	9,087	8,344
Accumulated depreciation	(5,924)	(5,477)

Property, plant, and equipment, net	$3,163	$2,867

        Depreciation expense was $506 million, $489 million, and $484 million in fiscal 2011, 2010, and 2009, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2011 and 2010 were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 25, 2009:
Goodwill	$2,714	$3,249	$1,872	$7,835
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	523	1,790	847	3,160

Acquisitions	—	76	—	76
Currency translation	(4)	(14)	(7)	(25)
Balance at September 24, 2010:
Goodwill	2,710	3,311	1,865	7,886
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	519	1,852	840	3,211

Acquisition	—	—	366	366
Currency translation	2	3	4	9
Balance at September 30, 2011:
Goodwill	2,712	3,314	2,235	8,261
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	$521	$1,855	$1,210	$3,586

        During fiscal 2011, we completed the acquisition of ADC and recognized $366 million of goodwill, all of which benefits the Network Solutions segment. We completed the acquisitions of Sensitive Object and PlanarMag during fiscal 2010. The Sensitive Object and PlanarMag acquisitions resulted in the recognition of $51 million and $25 million, respectively, of goodwill that benefits the Communications and Industrial Solutions segment. See Note 5 for additional information on the acquisitions of ADC, PlanarMag, and Sensitive Object.

        We test goodwill for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2011 and determined that no impairment existed.

        As a result of declines in sales and profitability in the Automotive reporting unit of the Transportation Solutions segment and the Communications and Industrial Solutions and Circuit Protection reporting units of the Communications and Industrial Solutions segment during the second quarter of fiscal 2009, we determined that an indicator of impairment had occurred and goodwill impairment testing of these reporting units was required. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relied on a number of reporting unit specific factors including operating results, business plans, economic projections, and anticipated future cash flows. There are inherent uncertainties related to these factors and management's judgment in applying each to the analysis of the recoverability of goodwill.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

        The testing for goodwill impairment is a two step process. In performing step I of impairment testing, we determined the fair value of the Automotive, Communications and Industrial Solutions, and Circuit Protection reporting units based on a discounted cash flows analysis incorporating our estimate of future operating performance. The results of the step I goodwill impairment tests indicated that the carrying amount of each of the reporting units exceeded its fair value. The failure of the step I goodwill impairment tests triggered step II goodwill impairment tests in which we determined the implied fair value of the reporting units' goodwill by comparing the reporting units' fair value determined in step I to the fair value of the reporting units' net assets, including unrecognized intangible assets. The step II goodwill impairment tests resulted in a full impairment charge, as of the second quarter of fiscal 2009, of $2,088 million for the Automotive reporting unit and partial impairment charges of $1,347 million and $112 million for the Communications and Industrial Solutions and Circuit Protection reporting units, respectively.

        All goodwill impairment charges are presented in impairment of goodwill on the Consolidated Statements of Operations.

9. Intangible Assets, Net

        Intangible assets at fiscal year end 2011 and 2010 were as follows:

	Fiscal
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$850	$(394)	$456	$730	$(355)	$375
Customer relationships	176	(13)	163	—	—	—
Other	55	(19)	36	21	(4)	17

Total	$1,081	$(426)	$655	$751	$(359)	$392

        During fiscal 2011, the ADC acquisition increased the gross carrying amount of intangible assets by $308 million. Intangible asset amortization expense, which is recorded in cost of sales, was $68 million, $31 million, and $31 million for fiscal 2011, 2010, and 2009, respectively. The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2012	$61
Fiscal 2013	62
Fiscal 2014	61
Fiscal 2015	60
Fiscal 2016	59
Thereafter	352

Total	$655

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accrued and Other Current Liabilities

        At fiscal year end 2011 and 2010, accrued and other current liabilities consisted of the following:

	Fiscal
	2011	2010
	(in millions)
Accrued payroll and employee benefits	$476	$562
Income taxes payable	296	297
Dividends and cash distributions to shareholders payable	153	142
Restructuring reserves	136	115
Interest payable	71	65
Deferred income taxes	33	16
Tax Sharing Agreement guarantee liabilities pursuant to ASC 460	21	134
Other	586	473

Accrued and other current liabilities	$1,772	$1,804

11. Debt

        Debt at fiscal year end 2011 and 2010 was as follows:

	Fiscal
	2011	2010
	(in millions)
6.00% senior notes due 2012	$716	$719
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	736	740
4.875% senior notes due 2021	269	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	—
Commercial paper, at an interest rate of 0.55% at September 24, 2010	—	100
Other	83	79

Total debt(1)	2,669	2,413
Less current maturities of long-term debt(2)	1	106

Long-term debt	$2,668	$2,307

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current maturities of long-term debt at fiscal year end 2011 was comprised of a portion of amounts shown as other. The current maturities of long-term debt at fiscal year end 2010 was comprised of commercial paper and a portion of amounts shown as other.

        In December 2010, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance were approximately $249 million.

        In the first quarter of fiscal 2011, in connection with the acquisition of ADC, we assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 5 for more information on the ADC acquisition. In December 2010, our ADC subsidiary commenced offers to purchase $650 million aggregate principal amount of the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in January 2011. Promptly thereafter, $198 million principal amount of the convertible subordinated notes due 2013, $55 million principal amount of the convertible subordinated notes due 2015, and $218 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $471 million. All of the convertible subordinated notes purchased by ADC have been cancelled.

        In March 2011, in connection with an internal reorganization related to the acquisition of ADC, our ADC subsidiary commenced offers to purchase $177 million aggregate principal amount of its convertible subordinated notes due 2015 and 2017 at par plus accrued interest, pursuant to the terms of the indentures for the notes. The offers to purchase expired in April 2011. Promptly thereafter, $81 million principal amount of the convertible subordinated notes due 2015 and $7 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $89 million. All of the convertible subordinated notes purchased by ADC have been cancelled. Our debt balance at fiscal year end 2011 included the remaining $90 million of 3.50% convertible subordinated notes due 2015 and $2 million of floating rate convertible subordinated notes due 2013.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million, and terminated its then existing five-year senior unsecured credit agreement, which at the time of termination had total commitments of $1,425 million and was scheduled to mature on April 25, 2012. TEGSA had no borrowings under the Credit Facility at September 30, 2011. Also, TEGSA had no borrowings under its then existing facility at September 24, 2010.

        Borrowings under the Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 12.5 to 30.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants.

        During June 2009, TEGSA commenced a tender offer to purchase up to $150 million principal amount of its 6.00% senior notes due 2012, up to $100 million principal amount of its 6.55% senior notes due 2017, and up to $100 million principal amount of its 7.125% senior notes due 2037. On July 7, 2009, the tender offer expired and on July 9, 2009, TEGSA purchased and cancelled $86 million principal amount of its 6.00% senior notes due 2012, $42 million principal amount of its 6.55% senior notes due 2017, and $23 million principal amount of its 7.125% senior notes due 2037 for an aggregate payment of $141 million, plus paid accrued interest through July 7, 2009 of $3 million to the sellers of the notes. As a result of the transaction, in fiscal 2009, we recorded a pre-tax gain of $22 million, which is included in other income, including the write-off of unamortized discounts and fees of $1 million and the recognition of a gain of $12 million associated with terminated interest rate swaps previously designated as fair value hedges. Additionally, as a result of the re-purchase and cancellation, unamortized losses in accumulated other comprehensive income of $3 million related to terminated forward starting interest rate swaps designated as cash flow hedges were recognized as interest expense.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. TEGSA made no borrowings during fiscal 2011 and had no commercial paper outstanding at fiscal year end 2011. As of fiscal year end 2010, TEGSA had $100 million of commercial paper outstanding at an interest rate of 0.55%.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under notes issued by ADC prior to its acquisition in December 2010.

        We have used, and continue to use, derivative instruments to manage interest rate risk. See Note 14 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of our debt, based on indicative valuations, was approximately $2,970 million and $2,680 million at fiscal year end 2011 and 2010, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        The aggregate amounts of total debt maturing during the next five years and thereafter are as follows:

(in millions)
Fiscal 2012	$1
Fiscal 2013	719
Fiscal 2014	379
Fiscal 2015	90
Fiscal 2016	—
Thereafter	1,480

Total	$2,669

12. Guarantees

  Separation and Distribution Agreement

        Upon separation, we entered into a Separation and Distribution Agreement and other agreements with Tyco International and Covidien to effect the separation and provide a framework for our relationships with Tyco International and Covidien after the distribution of our and Covidien's shares to Tyco International's shareholders. These agreements govern the relationships among Tyco International, Covidien, and us subsequent to the separation and provide for the allocation to us and Covidien of certain of Tyco International's assets, liabilities, and obligations attributable to periods prior to the separation.

        Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, we, Tyco International, and Covidien assumed 31%, 27%, and 42%, respectively, of certain of Tyco International's contingent and other corporate liabilities. All costs and expenses associated with the management of these contingent and other corporate liabilities are shared equally among the parties. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the separation or the distribution brought by any third party. If any party responsible for such liabilities were to default in its payment, when due, of any of these assumed obligations, each non-defaulting party would be required to pay equally with any other non-defaulting party the amounts in default. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of the assumed obligations related to such contingent and other corporate liabilities, including associated costs and expenses.

  Tax Sharing Agreement

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

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

        All of the tax liabilities of Tyco International that were associated with Tyco International subsidiaries that are included in TE Connectivity following the separation became our tax liabilities upon separation. Although we have agreed to share certain tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed upon share of our, Tyco International's, and Covidien's tax liabilities.

  Indemnification

        Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. ASC 460 addresses the measurement and disclosure of a guarantor's obligation to pay a debt incurred by a third party. To value the initial guarantee obligation, we considered a range of probability-weighted future cash flows that represented the likelihood of payment of each class of liability by each of the three post-separation companies. The expected cash flows incorporated interest and penalties that the companies believed would be incurred on each class of liabilities and were discounted to the present value to reflect the value associated with each at separation. The calculation of the guarantee liability also included a premium that reflected the cost for an insurance carrier to stand in and assume the payment obligation at the separation date.

        At inception of the guarantee, based on the probability-weighted future cash flows related to unresolved tax matters, we, under the Tax Sharing Agreement, faced a maximum potential liability of $3 billion, based on undiscounted estimates and interest and penalties used to determine the fair value of the guarantee and an assumption of 100% default on the parts of Tyco International and Covidien, a likelihood that management believes to be remote. In the event that we are required, due to bankruptcy or other business interruption on the part of Tyco International or Covidien, to pay more than the contractually determined 31%, we retain the right to seek payment from the effected entity.

        At September 30, 2011, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $249 million of which $228 million was reflected in other liabilities and $21 million was reflected in accrued and other current liabilities on the Consolidated Balance Sheet. During fiscal 2011, we had net cash payments to Tyco International and Covidien of $90 million related to our indemnifications under the Tax Sharing

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

Agreement. At September 24, 2010, the liability was $339 million and consisted of $205 million in other liabilities and $134 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within one year.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $249 million remains sufficient to satisfy these expected obligations.

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

        At September 30, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $436 million, of which $50 million was related to our contract with the State of New York (the "State"). As disclosed in Note 13, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us. As a result, we recorded a pre-tax charge equal to the draw. Although we dispute that the State has any basis to do so, the State has the ability to draw up to an additional $50 million against the standby letter of credit which could result in additional charges and could have a significant adverse effect on our results of operations, financial position, and cash flows.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, except for the potential claims related to the contract with the State discussed above, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2011 and 2010 were $60 million and $47 million, respectively. We do not consider these amounts to be material.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies

General Matters

        We have facility, land, vehicle, and equipment leases that expire at various dates through the year 2059. Rental expense under these leases was $163 million, $149 million, and $153 million for fiscal 2011, 2010, and 2009, respectively. At fiscal year end 2011, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2012	$127
Fiscal 2013	100
Fiscal 2014	78
Fiscal 2015	60
Fiscal 2016	29
Thereafter	75

Total	$469

        We also have purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2011, we have commitments to purchase $155 million, $5 million, and $2 million in fiscal 2012, 2013, and 2014, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

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

        As previously reported in our periodic filings, prior to the separation, Tyco International and certain of its former directors and officers were named as defendants in over 40 purported securities class action lawsuits. As a part of the Separation and Distribution Agreement, any existing or potential liabilities related to the securities class actions were allocated among Tyco International, Covidien, and us. We were responsible for 31% of potential liabilities that arose upon the resolution of the litigation pending at the time of separation.

        During fiscal 2010, Tyco International settled the remaining significant securities lawsuit, a class action captioned Stumpf v. Tyco International Ltd., et al., for $79 million. Pursuant to the sharing formula in the Separation and Distribution Agreement, our share of the settlement amount was $24 million. We had previously established reserves for this case in fiscal 2009. As a result of the settlement of the Stumpf case, we concluded that reserves of $22 million could be released. Accordingly, pursuant to the sharing formula, we recorded income of $7 million during fiscal 2010. As of September 30, 2011, there were no remaining securities lawsuits outstanding.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

Income Taxes

        In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Covidien's, and Tyco International's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        Prior to separation, certain of our subsidiaries filed combined tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, Income Taxes, which relate specifically to our entities, have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 for additional information.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

income tax liabilities, a $10 million increase in deferred tax assets, a $60 million increase in the receivable from Tyco International and Covidien in connection with the Tax Sharing Agreement, and a $27 million charge to contributed surplus. See Note 12 for additional information regarding the indemnification liability to Tyco International and Covidien.

        As our tax return positions continue to be updated for periods prior to separation, additional adjustments may be identified and recorded on the Consolidated Financial Statements. While the final adjustments cannot be determined until the income tax return amendment process is completed and accepted by the IRS, we believe that any resulting adjustments will not have a material impact on our results of operations, financial position, or cash flows. Additionally, adjustments may be recorded to equity in the future for the impact of filing final or amended income tax returns in certain jurisdictions where those returns include a combination of Tyco International, Covidien, and/or our subsidiaries for the periods prior to the separation.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of the proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months. Over the next twelve months, we expect to pay approximately $90 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters in fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. For a portion of these pre-separation deficiencies, we are the primary obligor to the taxing authorities for which we paid $132 million in fiscal 2011. Concurrent with remitting these payments, we were reimbursed $93 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we paid a total of $115 million in fiscal 2011 to Tyco International and Covidien for our share of 2001 through 2004 pre-separation tax deficiencies for which Tyco International and Covidien are the primary obligors to the taxing authorities. As a result, our net cash payment attributable to these matters was $154 million in fiscal 2011.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        During fiscal 2009, Tyco International settled a matter with the IRS concerning certain tax deductions claimed on Tyco International's income tax returns for the years 2001 through 2004. As a result of this settlement, we recorded a $28 million income tax charge in fiscal 2009 to reflect the disallowance of a portion of these deductions.

        At September 30, 2011 and September 24, 2010, we have reflected $232 million and $244 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within one year.

        We continue to believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2011, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $24 million. As of fiscal year end 2011, we concluded that the best estimate within this range is $13 million, of which $5 million is included in accrued and other current liabilities and $8 million is included in other liabilities on the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $13 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

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

  Com-Net

        At September 30, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida is finished and the State of Florida has approved the system based on the guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

14. Financial Instruments

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

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

  Interest Rate and Investment Risk Management

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure and to minimize overall interest cost, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize interest rate swap contracts, a portion of which are designated as cash flow hedges, to manage interest rate and earnings exposure on cash and cash equivalents and certain non-qualified deferred compensation liabilities.

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar LIBOR.

        During fiscal 2010, we purchased swaptions and entered into forward starting interest rate swaps to manage interest rate exposure prior to the probable issuance of four year term fixed-rate debt when our 6.00% senior notes mature in 2012. The swaptions are based on a total notional amount of $200 million; the forward starting interest rate swaps are also based on a total notional amount of $200 million. Both swaptions and forward starting interest rate swaps were designated as cash flow hedges of the probable interest payments. Premiums of $6 million paid to enter into the swaptions are recognized as interest expense over the term of the swaptions. The effective portion of swaptions and forward starting interest rate swaps is recorded in accumulated other comprehensive income and is recognized in earnings as interest expense over the term of the anticipated debt issuance.

        During fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this contract, we receive fixed rates of interest applicable to the underlying debt and pay floating rates of interest based on the one month U.S. Dollar LIBOR.

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

        We utilize interest rate swaps designated as cash flow hedges to manage interest rate exposure on a notional amount of $40 million of cash and cash equivalents. Ineffectiveness is recognized in interest

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

income. The effective portion of the derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and will be recognized in earnings as interest income over the term of the instrument. Ineffective amounts recognized in earnings were not material in fiscal 2011 and 2010. The fair value of the contracts and the amounts recorded in accumulated other comprehensive income were not material at September 30, 2011 and September 24, 2010. No such contracts existed during fiscal 2009.

        We utilize swaps to manage exposure related to certain of our non-qualified deferred compensation liabilities. The notional amount of the swaps was $30 million and $19 million at September 30, 2011 and September 24, 2010, respectively. The swaps act as economic hedges of changes in a portion of the liabilities. Both the change in value of the swap contracts and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expense on the Consolidated Statement of Operations.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 30, 2011 and September 24, 2010, our commodity hedges had notional values of $211 million and $108 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,542 million and $1,672 million at September 30, 2011 and September 24, 2010, respectively. We reclassified foreign exchange losses of $70 million, $25 million, and $72 million in fiscal 2011, 2010, and 2009, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See Note 21 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of our derivative instruments at September 30, 2011 and September 24, 2010 is summarized below.

	September 30, 2011		September 24, 2010
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$1	$4	$—
Interest rate swaps and swaptions	21	21	3	12
Commodity swap contracts	13	14	12	—

Total derivatives designated as hedging instruments	35	36	19	12

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	6	10	5	3
Investment swaps	—	5	2	—

Total derivatives not designated as hedging instruments	6	15	7	3

Total derivatives	$41	$51	$26	$15

(1)
All foreign currency, commodity swap, investment swap, forward starting interest rate swap, and swaption derivatives that are in asset positions are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled $12 million and $22 million at September 30, 2011 and September 24, 2010, respectively. Interest rate swaps on existing debt in asset positions are recorded in other assets on the Consolidated Balance Sheets and totaled $21 million at September 30, 2011. At September 24, 2010, interest rate swap and swaption derivatives in other assets totaled $3 million.

(2)
All foreign currency, commodity swap, investment swap, forward starting interest rate swap, and swaption derivatives that are in liability positions are recorded in accrued and other current liabilities on the Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Consolidated Balance Sheets totaled $43 million and $2 million at September 30, 2011 and September 24, 2010, respectively. At September 24, 2010, interest rate swaps and swaption derivatives in liability positions were recorded in other liabilities on the Consolidated Balance Sheets and totaled $12 million; there were no derivatives in other liabilities at September 30, 2011.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Consolidated Statements of Operations at fiscal year end 2011, 2010, and 2009 were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives Designated as Fair Value Hedges	Location	2011	2010	2009
		(in millions)
Interest rate swaps(1)	Interest expense	$6	$6	$8
Interest rate swaps(2)	Other income	—	—	12

Total		$6	$6	$20

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at September 30, 2011 had no gain or loss recognized on the Consolidated Statements of Operations during fiscal 2011, 2010, or 2009.

(2)
As a result of our 2009 tender offer, as discussed in Note 11, we recognized $12 million of the premiums received in connection with the terminated interest rate swaps as a component of the gain on retirement of debt included in other income (expense), net on the Consolidated Statement of Operations in fiscal 2009.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations at fiscal year end 2011, 2010, and 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
Fiscal year end 2011:
Foreign currency contracts	$1	Cost of sales	$5	Cost of sales	$—
Commodity swap contracts	29	Cost of sales	42	Cost of sales	—
Interest rate swaps and swaptions(1)	(9)	Interest expense	(5)	Interest expense	(1)

Total	$21		$42		$(1)

Fiscal year end 2010:
Foreign currency contracts	$4	Cost of sales	$2	Cost of sales	$—
Commodity swap contracts	20	Cost of sales	9	Cost of sales	—
Interest rate swaps and swaptions(1)	(12)	Interest expense	(5)	Interest expense	(5)

Total	$12		$6		$(5)

Fiscal year end 2009:
Foreign currency contracts	$1	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	3	Cost of sales	3	Cost of sales	—
Interest rate swaps and swaptions(1)	—	Interest expense(2)	(9)	Interest expense	—

Total	$4		$(7)		$—

(1)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $5 million, $5 million, and $9 million reflected in interest expense in fiscal 2011, 2010, and 2009, respectively. Forward starting interest rate swaps in place at September 30, 2011 and September 24, 2010 resulted in losses of $9 million and $12 million, respectively, in other comprehensive income related to the effective portions of the hedge during fiscal 2011 and 2010, respectively. Interest rate swaptions in place at September 30, 2011 and September 24, 2010 resulted in no gains or losses in other comprehensive income related to the effective portions of the hedge and losses of $1 million and $5 million, respectively, in interest expense as a result of amounts excluded from the hedging relationship. There were no swaptions or forward starting interest rate swaps in place in fiscal 2009.

(2)
Interest expense associated with terminated forward starting interest rate swaps recognized during fiscal 2009 included $3 million of interest expense recognized as a result of our 2009 tender offer. See Note 11 for additional information regarding the tender offer.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations at fiscal year end 2011, 2010, and 2009 were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives not Designated as Hedging Instruments	Location	2011	2010	2009
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$7	$18	$(178)
Investment swaps	Selling, general, and administrative expenses	(1)	2	—

Total		$6	$20	$(178)

        During fiscal 2011, 2010, and 2009, we incurred gains of $7 million, gains of $18 million, and losses of $178 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. Fiscal 2011 and 2010 gains were largely offset by losses realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. Fiscal 2009 losses were primarily related to changes in certain Eastern European currencies during the first quarter of fiscal 2009 and were largely offset by the gains realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar.

15. Fair Value Measurements

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
Description	Level 1	Level 2	Level 3	Fair Value
	(in millions)
September 30, 2011:
Assets:
Commodity swap contracts	$13	$—	$—	$13
Interest rate swaps and swaptions	—	21	—	21
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	5	79	—	84

Total assets at fair value	$18	$107	$—	$125

Liabilities:
Commodity swap contracts	$14	$—	$—	$14
Interest rate swaps and swaptions	—	21	—	21
Investment swap contracts	—	5	—	5
Foreign currency contracts(1)	—	11	—	11

Total liabilities at fair value	$14	$37	$—	$51

September 24, 2010:
Assets:
Commodity swap contracts	$12	$—	$—	$12
Interest rate swaps and swaptions	—	3	—	3
Investment swap contracts	—	2	—	2
Foreign currency contracts(1)	—	9	—	9
Rabbi trust assets	6	78	—	84

Total assets at fair value	$18	$92	$—	$110

Liabilities:
Interest rate swaps and swaptions	$—	$12	$—	$12
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$—	$15	$—	$15

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 14 for a reconciliation of amounts to the Consolidated Balance Sheets.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Fair Value Measurements (Continued)

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

        As of September 30, 2011 and September 24, 2010, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis or non-financial assets or liabilities that were measured at fair value.

        During fiscal 2010, we used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line sold during fiscal 2010 for $12 million. See Note 3 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans in fiscal 2011, 2010, and 2009 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2011	2010	2009	2011	2010	2009
	($ in millions)
Service cost	$7	$6	$7	$65	$58	$55
Interest cost	52	54	58	88	83	81
Expected return on plan assets	(63)	(59)	(61)	(59)	(53)	(57)
Amortization of prior service credit	—	—	—	(5)	(1)	—
Amortization of net actuarial loss	35	33	15	41	29	13
Curtailment/settlement loss	—	2	—	1	—	—

Net periodic pension benefit cost	$31	$36	$19	$131	$116	$92

Weighted-average assumptions used to determine net pension benefit cost during the period:
Discount rate	5.10%	5.85%	7.05%	3.97%	4.59%	5.11%
Expected return on plan assets	7.45%	7.69%	7.54%	5.37%	5.58%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	3.50%	3.51%	3.63%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The following table represents the changes in benefit obligations, plan assets, and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit plans at fiscal year end 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2011	2010	2011	2010
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$1,058	$966	$2,137	$1,909
Service cost	7	6	65	58
Interest cost	52	54	88	83
Employee contributions	—	—	6	5
Plan amendments	—	—	(114)	1
Actuarial loss (gain)	61	98	(255)	188
Benefits and administrative expenses paid	(64)	(61)	(85)	(73)
De-recognition of annuity contracts(1)	—	—	(74)	—
New plans	—	—	78	—
Curtailment/settlement gain	—	(5)	(27)	(16)
Currency translation	—	—	79	(18)

Benefit obligation at end of fiscal year	1,114	1,058	1,898	2,137

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	883	799	1,063	977
Actual return on plan assets	31	96	(7)	44
Employer contributions	1	54	88	125
Employee contributions	—	—	6	5
De-recognition of annuity contracts(1)	—	—	(99)	—
Benefits and administrative expenses paid	(64)	(61)	(85)	(73)
Settlement gain	—	(5)	(27)	(10)
Currency translation	—	—	41	(5)

Fair value of plan assets at end of fiscal year	851	883	980	1,063

Funded status	$(263)	$(175)	$(918)	$(1,074)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$3	$4
Accrued and other current liabilities	(3)	(4)	(19)	(11)
Long-term pension and postretirement liabilities	(260)	(171)	(902)	(1,067)

Net amount recognized	$(263)	$(175)	$(918)	$(1,074)

Weighted-average assumptions used to determine pension benefit obligations at period end:
Discount rate	4.71%	5.10%	4.12%	3.97%
Rate of compensation increase	4.00%	4.00%	3.01%	3.50%

(1)
During fiscal 2011, we de-recognized certain non-U.S. annuity contracts that represented partial plan settlements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans in fiscal 2011 and 2010 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2011	2010	2011	2010
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$446	$421	$717	$551
Current year changes recorded to accumulated other comprehensive income	93	61	(164)	197
Amortization reclassified to earnings	(35)	(33)	(41)	(31)
Curtailment/settlement reclassified to earnings	—	—	(1)	(4)
Other	—	(3)	28	4

Unrecognized net loss at end of fiscal year	$504	$446	$539	$717

Change in prior service credits:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(4)	$(7)
Current year changes recorded to accumulated other comprehensive income	—	—	(114)	—
Amortization reclassified to earnings	—	—	5	2
Other	—	—	(7)	1

Unrecognized prior service credit at end of fiscal year	$—	$—	$(120)	$(4)

        Unrecognized actuarial gains and prior service credits recorded to accumulated other comprehensive income for non-U.S. defined benefit pension plans in fiscal 2011 are principally the result of changes in the rate of compensation increase assumption and a significant plan amendment adopted during fiscal 2011.

        The estimated amortization from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012 is as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Amortization of net actuarial loss	$(42)	$(30)
Amortization of prior service credit	—	9

Total	$(42)	$(21)

        In determining the expected return on plan assets, we consider the relative weighting of plan assets by class and individual asset class performance expectations.

        The investment strategy for the U.S. pension plans is governed by our investment committee; investment strategies for non-U.S. pension plans are governed locally. Our investment strategy for our pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. Projected returns are based primarily on pro forma asset

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

allocation, expected long-term returns, and forward-looking estimates of active portfolio and investment management.

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

        Target weighted-average asset allocations and weighted-average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2011 and 2010 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2011	Fiscal 2010	Target	Fiscal 2011	Fiscal 2010
Asset Category:
Equity securities	30%	35%	44%	47%	44%	36%
Debt securities	70	63	54	34	38	32
Insurance contracts and other investments	—	2	2	17	16	30
Real estate	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

        TE Connectivity common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include TE Connectivity shares. The aggregate amount of the TE Connectivity common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2012 of $3 million for U.S. plans and $97 million for non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2012	$61	$76
Fiscal 2013	62	76
Fiscal 2014	62	76
Fiscal 2015	65	84
Fiscal 2016	66	84
Fiscal 2017-2021	351	473

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2011 and 2010 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2011	2010	2011	2010
	(in millions)
Accumulated benefit obligation	$1,113	$1,054	$1,726	$1,802

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2011 and 2010 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2011	2010	2011	2010
	(in millions)
Accumulated benefit obligation	$1,113	$1,054	$1,650	$1,717
Fair value of plan assets	851	883	886	962

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2011 and 2010 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$1,114	$1,058	$1,863	$2,103
Fair value of plan assets	851	883	942	1,025

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 15. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy at fiscal year end 2011 and 2010:

	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2011:
Equity:
Equity securities:
U.S. equity securities(1)	$145	$—	$—	$145	$43	$—	$—	$43
Non-U.S. equity securities(1)	152	—	—	152	61	—	—	61
Commingled equity funds(2)	—	—	—	—	—	327	—	327
Fixed income:
Government bonds(3)	—	73	—	73	—	134	—	134
Corporate bonds(4)	—	459	—	459	—	104	—	104
Commingled bond fund(5)	—	—	—	—	—	130	—	130
Structured products(6)	—	4	—	4	—	—	—	—
Real estate investments(7)	—	—	—	—	—	—	20	20
Insurance contracts(8)	—	—	—	—	—	85	—	85
Other(9)	—	8	—	8	—	21	34	55

Subtotal	$297	$544	$—	841	$104	$801	$54	959

Items to reconcile to fair value of plan assets(10)				10				21

Fair value of plan assets				$851				$980

September 24, 2010:
Equity:
Equity securities:
U.S. equity securities(1)	$173	$—	$—	$173	$93	$—	$—	$93
Non-U.S. equity securities(1)	210	—	—	210	110	—	—	110
Commingled equity funds(2)	—	—	—	—	—	182	—	182
Fixed income:
Government bonds(3)	—	60	—	60	—	128	—	128
Corporate bonds(4)	—	404	—	404	—	89	—	89
Commingled bond fund(5)	—	—	—	—	—	116	—	116
Structured products(6)	—	13	—	13	—	3	—	3
Real estate investments(7)	—	—	—	—	—	—	18	18
Insurance contracts(8)	—	—	—	—	—	242	—	242
Other(9)	—	11	—	11	—	24	—	24

Subtotal	$383	$488	$—	871	$203	$784	$18	1,005

Items to reconcile to fair value of plan assets(10)				12				58

Fair value of plan assets				$883				$1,063

(1)
U.S. and non-U.S. equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

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

(9)
Other investments are primarily comprised of derivatives and short term investments, which are marked to fair value using models that are supported by observable market based data (level 2) and hedge funds valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

(10)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

        The following table sets forth a summary of changes in the fair value of Level 3 assets contained in the non-U.S. plans during fiscal 2011 and 2010:

	Real Estate	Hedge Funds
	(in millions)
Balance at September 25, 2009	$16	$—
Return on assets held at end of year	1	—
Purchases, sales, and settlements, net	1	—

Balance at September 24, 2010	18	—
Return on assets held at end of year	1	(1)
Purchases, sales, and settlements, net	1	35

Balance at September 30, 2011	$20	$34

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S., which include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $65 million, $56 million, and $55 million for fiscal 2011, 2010, and 2009, respectively.

  Deferred Compensation Plans and Rabbi Trusts

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $67 million and $49 million at fiscal year end 2011 and 2010, respectively. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

        Additionally, we have established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds and equities. The rabbi trust assets are subject to the claims of our creditors in the event of our insolvency; plan participants are general creditors of ours with respect to these benefits. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $84 million at fiscal year end 2011 and 2010. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $18 million and $19 million at fiscal year end 2011 and 2010, respectively, and include certain deferred compensation liabilities (referred to above), split dollar life insurance policy liabilities, and an unfunded pension plan in the U.S. Plan participants are general creditors of ours with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65.

        Net periodic postretirement benefit cost in fiscal 2011, 2010, and 2009 was as follows:

	Fiscal
	2011	2010	2009
	($ in millions)
Service cost	$1	$1	$1
Interest cost	2	2	2
Curtailment/settlement gain	—	—	(1)

Net periodic postretirement benefit cost	$3	$3	$2

Weighted-average assumptions used to determine net postretirement benefit cost during the period:
Discount rate	4.95%	6.05%	7.05%
Rate of compensation increase	4.00%	4.00%	4.00%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The components of the accrued postretirement benefit obligations, substantially all of which are unfunded, at fiscal year end 2011 and 2010, were as follows:

	Fiscal
	2011	2010
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$47	$42
Service cost	1	1
Interest cost	2	2
Actuarial (gain) loss	(2)	3
Benefits paid	(1)	(1)

Benefit obligation at end of fiscal year	47	47

Change in plan assets:
Fair value of assets at beginning of fiscal year	3	3
Employer contributions	1	1
Benefits paid	(1)	(1)

Fair value of plan assets at end of fiscal year	3	3

Funded status	$(44)	$(44)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other current liabilities	$(2)	$(2)
Long-term pension and postretirement liabilities	(42)	(42)

Net amount recognized	$(44)	$(44)

Weighted-average assumptions used to determine postretirement benefit obligations at period end:
Discount rate	5.00%	4.95%
Rate of compensation increase	4.00%	4.00%

        Unrecognized prior service costs and actuarial losses of $2 million and $3 million at fiscal year end 2011 and 2010, respectively, were recorded in other comprehensive income. Amortization of the current balance into net periodic benefit cost is expected to be insignificant in fiscal 2012.

        Our investment strategy for our postretirement benefit plans is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk. The plan is invested in debt securities, which are considered level 2 in the fair value hierarchy, and equity securities, which are considered level 1 in the fair value hierarchy, and targets an allocation of 50% in each category.

        We expect to make contributions to our postretirement benefit plans of $2 million in fiscal 2012.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

(in millions)
Fiscal 2012	$3
Fiscal 2013	3
Fiscal 2014	3
Fiscal 2015	3
Fiscal 2016	3
Fiscal 2017-2021	14

        Health care cost trend assumptions used to determine postretirement benefit obligations are as follows:

	Fiscal
	2011	2010
Health care cost trend rate assumed for next fiscal year	7.74%	7.98%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Fiscal year the ultimate trend rate is achieved	2029	2029

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	5	(4)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        Significant components of the income tax provision (benefit) for fiscal 2011, 2010, and 2009 were as follows:

	Fiscal
	2011	2010	2009
	(in millions)
Current:
United States:
Federal	$50	$342	$(92)
State	20	45	(16)
Non-U.S.	197	71	115

Current income tax provision	267	458	7

Deferred:
United States:
Federal	62	41	(482)
State	—	8	(11)
Non-U.S.	47	(14)	(81)

Deferred income tax provision (benefit)	109	35	(574)

Provision (benefit) for income taxes	$376	$493	$(567)

        The U.S. and non-U.S. components of income (loss) from continuing operations before income taxes for fiscal 2011, 2010, and 2009 were as follows:

	Fiscal
	2011	2010	2009
	(in millions)
U.S.	$268	$26	$(3,813)
Non-U.S.	1,361	1,532	143

Income (loss) from continuing operations before income taxes	$1,629	$1,558	$(3,670)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and provision (benefit) for income taxes on continuing operations for fiscal 2011, 2010, and 2009 was as follows:

	Fiscal
	2011	2010	2009
	(in millions)
Notional U.S. federal income tax provision (benefit) at the statutory rate	$570	$545	$(1,285)
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	13	34	(17)
Other (income) expense—Tax Sharing Agreement	(9)	(62)	24
Class action settlement	—	(2)	26
Divestitures and impairments	—	1	734
Tax law changes	1	(1)	(21)
Tax credits	(9)	(3)	(19)
Non-U.S. net earnings(1)	(251)	(257)	(119)
Nondeductible charges	16	16	6
Change in accrued income tax liabilities	30	267	48
Allocated gain on retirement of debt	—	—	(7)
Valuation allowance	2	(64)	48
Other	13	19	15

Provision (benefit) for income taxes	$376	$493	$(567)

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The tax provision for fiscal 2011 reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions partially offset by accrued interest related to uncertain tax positions. In addition, the provision for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

        The tax provision for fiscal 2010 reflects charges of $307 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest partially offset by income tax benefits of $101 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. The charges of $307 million and the income tax benefits of $101 million are reflected in change in accrued income tax liabilities in fiscal 2010 in the reconciliation above. In addition, the provision for fiscal 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

        The tax provision for fiscal 2009 was impacted by the $3,547 million pre-tax impairment of goodwill for which a partial tax benefit of $523 million was recorded, a $144 million pre-tax charge related to pre-separation securities litigation for which a partial tax benefit of $25 million was recorded, a $28 million charge related to the settlement of a tax matter (see Note 13 for additional information), and a $24 million detriment related to a $68 million pre-tax expense recognized pursuant to our Tax Sharing Agreement with Tyco International and Covidien. See Notes 13 and 18 for additional information regarding the Tax Sharing Agreement. Additionally, as discussed further below, the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

fiscal 2009 tax provision included adjustments related to prior years tax returns, including a $49 million tax benefit reflected in change in accrued income tax liabilities in the reconciliation above.

        During fiscal 2009, in connection with the IRS examination of our 2001 through 2004 U.S. federal income tax returns, certain favorable adjustments were identified and presented to the IRS. These adjustments resulted in a net $49 million tax benefit included in the tax provision, a $42 million increase to deferred tax assets, and a $7 million reduction of income tax liabilities. We concluded these items were not material to current or prior years financial statements and, accordingly, recorded them during the fourth quarter of fiscal 2009.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2011 and 2010 were as follows:

	Fiscal
	2011	2010
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$277	$276
Tax loss and credit carryforwards	3,578	3,763
Inventories	48	52
Pension and postretirement benefits	317	372
Deferred revenue	14	7
Interest	312	268
Unrecognized tax benefits	455	436
Other	33	18

	5,034	5,192

Deferred tax liabilities:
Intangible assets	(527)	(445)
Property, plant, and equipment	(91)	(76)
Other	(84)	(41)

	(702)	(562)

Net deferred tax asset before valuation allowance	4,332	4,630
Valuation allowance	(1,930)	(2,236)

Net deferred tax asset	$2,402	$2,394

        Tax loss and credit carryforwards decreased primarily due to the utilization of operating loss carryforwards in fiscal 2011. Included in the decrease was $536 million related to the taxable appreciation of investments in subsidiaries in certain taxing jurisdictions. The valuation allowance was reduced in fiscal 2011 by a corresponding $536 million.

        Tax loss and credit carryforwards increased $503 million and the valuation allowance increased $260 million in fiscal 2011 as a result of our acquisition of ADC. The valuation allowance was provided for certain ADC tax attributes due to the uncertainty of their realization in the future. The U.S. federal and state net operating loss and credit carryforwards we acquired in connection with the ADC acquisition are subject to various annual limitations under Section 382 of the Internal Revenue Code.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        At fiscal year end 2011, we had approximately $1,632 million of U.S. federal and $141 million of U.S state net operating loss carryforwards (tax effected) which will expire in future years through 2031. In addition, at fiscal year end 2011, we had approximately $149 million of U.S. federal tax credit carryforwards, of which $38 million have no expiration and $111 million will expire in future years through 2031, and $41 million of U.S. state tax credits carryforwards which will expire in future years through 2026. At fiscal year end 2011, we also had $71 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2016.

        At fiscal year end 2011, we had approximately $1,518 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,229 million have no expiration and $289 million will expire in future years through 2031. Also, at fiscal year end 2011, there were $3 million of non-U.S. tax credit carryforwards of which $2 million have no expiration and $1 million will expire in future years through 2025. In addition, $23 million of non-U.S. capital loss carryforwards (tax effected) have no expiration.

        The valuation allowance for deferred tax assets of $1,930 million and $2,236 million at fiscal year end 2011 and 2010, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2011, approximately $56 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

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

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2012. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

liability will arise as a result of the distribution of such earnings. As of September 30, 2011, certain subsidiaries had approximately $17 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Uncertain Tax Position Provisions of ASC 740

        As of September 30, 2011, we had total unrecognized tax benefits of $1,783 million. If recognized in future periods, $1,684 million of these currently unrecognized tax benefits would impact the income tax provision and effective tax rate. As of September 24, 2010, we had total unrecognized tax benefits of $1,689 million. If recognized in future periods, $1,603 million of these unrecognized tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized tax benefits:

	Fiscal
	2011	2010	2009
	(in millions)
Balance at beginning of fiscal year	$1,689	$1,799	$2,009
Additions related to prior periods tax positions	123	104	57
Reductions related to prior periods tax positions	(98)	(205)	(292)
Additions related to current period tax positions	43	24	29
Current year acquisitions	45	—	—
Settlements	(3)	(31)	(2)
Reductions due to lapse of applicable statute of limitations	(16)	(2)	(2)

Balance at end of fiscal year	$1,783	$1,689	$1,799

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 30, 2011, we had recorded $1,287 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet of which $1,154 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities. During fiscal 2011, 2010, and 2009, we recognized $86 million, $231 million, and $82 million, respectively, of interest and penalties on the Consolidated Statements of Operations. As of September 24, 2010, the balance of accrued interest and penalties was $1,252 million of which $1,119 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities.

        In fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. Also, during fiscal 2011 the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. See Note 13 for additional information regarding the status of IRS examinations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        We file income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 4 years. Various state and local income tax returns are currently in the process of examination or administrative appeal.

        Our non-U.S. subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years. Various non-U.S. subsidiary income tax returns are currently in the process of examination by taxing authorities.

        As of September 30, 2011, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2008 through 2011
Brazil	2004 through 2011
Canada	2002 through 2011
China	2001 through 2011
Czech Republic	2008 through 2011
France	2008 through 2011
Germany	2006 through 2011
Hong Kong	2005 through 2011
India	2004 through 2011
Italy	2006 through 2011
Japan	2005 through 2011
Korea	2006 through 2011
Luxembourg	2006 through 2011
Netherlands	2006 through 2011
Portugal	2008 through 2011
Singapore	2000 through 2011
Spain	2007 through 2011
Switzerland	2009 through 2011
United Kingdom	2008 through 2011
United States, federal and state and local	1996 through 2011

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of certain pending examinations, it is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the audit cycles of 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months. While the ultimate resolution is uncertain, based upon the current status of these examinations, we estimate that up to approximately $200 million of unrecognized tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Consolidated Balance Sheet as of September 30, 2011.

18. Other Income (Expense), Net

        In fiscal 2011, we recorded net other income of $27 million, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. During fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 13. Also, see Note 12 for further information regarding the Tax Sharing Agreement.

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

        In fiscal 2009, we recorded net other expense of $48 million, primarily consisting of $68 million of expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien and a $22 million gain on the retirement of debt. The $68 million of expense is attributable to a net reduction of the receivable from Tyco International and Covidien primarily as a result of the settlement of various matters with the IRS. See Note 11 for additional information regarding the gain on retirement of debt.

19. Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings (loss) per share computations:

	Fiscal
	2011	2010	2009
	(in millions)
Weighted-average shares outstanding:
Basic	438	453	459
Dilutive share options and restricted share awards	5	4	—

Diluted	443	457	459

        Certain share options were not included in the computation of diluted earnings (loss) per share because the instruments' underlying exercise prices were greater than the average market prices of TE Connectivity's common shares and inclusion would be antidilutive. Such shares not included in the computation were 13 million, 16 million, and 20 million for fiscal 2011, 2010, and 2009, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Earnings (Loss) Per Share (Continued)

        As a result of our loss during fiscal 2009, non-vested restricted share awards and unexercised options to purchase TE Connectivity's common shares with underlying exercise prices less than the average market prices were excluded from the calculation of diluted loss per share as inclusion of these share awards and options would have been antidilutive. Share awards and options not included in the computation were 1 million for fiscal 2009.

20. Equity

  Change of Domicile

        Effective June 25, 2009, we changed our jurisdiction of incorporation from Bermuda to Switzerland. In connection with the Change of Domicile and in accordance with the laws of Switzerland, the par value of our common shares increased from $0.20 per share to 2.60 Swiss Francs ("CHF") per share (or $2.40 based on an exchange rate in effect on June 22, 2009). The Change of Domicile was approved at a special meeting of shareholders held on June 22, 2009. The following steps occurred in connection with the Change of Domicile, which did not result in a change to total Equity:

  •
  the par value of common shares was increased from $0.20 to CHF 2.60 through a 1-for-12 reverse share split, followed by the issuance of 11 fully paid bonus shares so that the same number of shares were outstanding before and after the Change of Domicile but with an increased par value per share, which reduced contributed surplus by $1.1 billion with a corresponding increase to common shares;

  •
  the cancellation of approximately 32 million shares held in treasury;

  •
  the elimination of share premium with a corresponding increase to contributed surplus, all of which was designated as freely distributable reserves for Swiss corporate and tax law purposes; and

  •
  the elimination of 125 million authorized preferred shares, none of which were issued and outstanding.

  Common Shares

        As a result of the adoption of our articles of association in connection with the Change of Domicile but prior to the distributions to shareholders discussed under "Dividends and Distributions to Shareholders" below, our ordinary share capital was $1,124 million with 468 million registered common shares and a par value of CHF 2.60 (or $2.40 based on an exchange rate in effect on June 22, 2009). Subject to certain conditions specified in the articles of association, we are authorized to increase our share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. Additionally, in March 2011, our shareholders reapproved and extended through March 9, 2013 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles, in aggregate not exceeding 50% of the amount of our authorized shares. Although we state our par value in Swiss Francs, we continue to use the U.S. Dollar as our reporting currency for preparing our Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

  Common Shares Held in Treasury

        At September 30, 2011, approximately 39 million common shares were held in treasury, of which 15 million were owned by one of our subsidiaries. At September 24, 2010, approximately 25 million common shares were held in treasury, of which 21 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheet.

        In March 2011, our shareholders approved the cancellation of 5,134,890 shares held in treasury purchased under our share repurchase program during the period from July 27, 2010 to December 24, 2010. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register and became effective in May 2011.

  Contributed Surplus

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. As of September 30, 2011 and September 24, 2010, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million) and $9,273 million (equivalent to CHF 10,059 million), respectively.

        Upon our implementation of recently enacted Swiss tax law regarding the classification of Swiss Contributed Surplus for Swiss tax and statutory purposes, distributions to shareholders from Swiss Contributed Surplus will be free from withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of the law related to the classification of Swiss Contributed Surplus for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. Should we not gain favorable resolution, we may be required to make certain statutory reclassifications to Swiss Contributed Surplus that likely will limit our ability to make distributions free of withholding tax in future years and may negatively impact our ability to repurchase our shares in future years.

  Dividends and Distributions to Shareholders

        Under Swiss law, subject to certain conditions, distributions to shareholders made in the form of a reduction of registered share capital or from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. See "Contributed Surplus" for additional information regarding our ability to make distributions free from withholding tax from contributed surplus. Distributions or dividends on our shares must be approved by our shareholders.

        On June 22, 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.17 per share. During the quarter ended September 25, 2009, the distribution was paid in U.S. Dollars at a rate of $0.16 per share. This capital reduction reduced the par value of our common shares from CHF 2.60 (equivalent to $2.40) to CHF 2.43 (equivalent to $2.24).

        In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in each of the first and second quarters of fiscal 2010. We paid the first and second installments of the distribution at a rate of $0.16 per share each during the quarters

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

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

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the first and second installments of the dividend at a rate of $0.18 per share each during the quarters ended June 24, 2011 and September 30, 2011.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares.

        At September 30, 2011, the unpaid portion of the dividend payment approved in March 2011, CHF 0.34 (equivalent to $0.36) per share, was recorded in accrued and other current liabilities on the Consolidated Balance Sheet. The unpaid portion of the distribution approved in March 2010, CHF 0.36 (equivalent to $0.32) per share, was recorded in accrued and other current liabilities at September 24, 2010.

  Share Repurchase Program

        During fiscal 2011, our board of directors authorized a total increase in the share repurchase authorization of $2,250 million, of which $750 million was authorized in the first quarter and $1,500 million was authorized in the fourth quarter. We purchased approximately 25 million of our common shares for $867 million, approximately 18 million of our common shares for $488 million, and approximately 6 million of our common shares for $125 million during fiscal 2011, 2010, and 2009, respectively. At September 30, 2011, we had $1,501 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 26, 2008	$1,330	$(355)	$(46)	$929
Pre-tax current period change	(206)	(416)	11	(611)
Income tax benefit	—	137	—	137

Balance at September 25, 2009	1,124	(634)	(35)	455

Pre-tax current period change	(84)	(197)	6	(275)
Income tax (expense) benefit	—	67	(1)	66

Balance at September 24, 2010	1,040	(764)	(30)	246

Pre-tax current period change	50	238	(21)	267
Income tax (expense) benefit	—	(86)	1	(85)

Balance at September 30, 2011	$1,090	$(612)	$(50)	$428

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

22. Share Plans

        Significantly all equity awards (restricted share awards and share options) granted by us subsequent to separation were granted under the Tyco Electronics Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"). The 2007 Plan is administered by the management development and compensation committee of our board of directors, which consists exclusively of independent directors and provides for the award of share options, stock appreciation rights, long-term performance awards, restricted units, deferred stock units, restricted shares, promissory shares, and other share-based awards (collectively, "Awards"). As of September 30, 2011, the 2007 Plan provided for a maximum of 40 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. Subsequent to the acquisition of ADC, we registered an additional 7 million shares related to ADC equity incentive plans (collectively the "ADC Plans"). Both the 2007 Plan and the ADC Plans allow for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards. As of September 30, 2011, we had 11 million shares available under the 2007 Plan and 4 million shares available under the ADC Plans.

        Prior to the separation on June 29, 2007, all equity awards held by our employees were granted by Tyco International under Tyco International equity incentive plans. Based on the grant date, type of award, and employing company, awards converted from Tyco International to TE Connectivity awards in different manners. As a result of the conversion, all TE Connectivity restricted share awards granted to employees of Tyco International and Covidien are fully vested. Approximately 1 million of vested options to purchase our common shares are held by current or former employees of Tyco International and Covidien. All share option award conversions were done in accordance with Sections 409A and 424 of the Code.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

  Share-Based Compensation Expense

        Share-based compensation expense during fiscal 2011, 2010, and 2009 totaled $74 million, $64 million, and $53 million, respectively. Share-based compensation expense in continuing operations was primarily included in selling, general, and administrative expenses on the Consolidated Statements of Operations. Share-based compensation expense of $2 million has been included within income (loss) from discontinued operations, net of tax for fiscal 2009. We have recognized a related tax benefit associated with our share-based compensation arrangements of $22 million, $19 million, and $13 million in fiscal 2011, 2010, and 2009, respectively.

  Restricted Share Awards

        Restricted share awards are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2007 Plan and the ADC Plans. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted shares have the right to vote such shares and receive dividends, whereas recipients of restricted units have no voting rights and receive dividend equivalents. We currently grant restricted unit awards only. For grants that vest based on certain specified performance criteria, the fair value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee, or upon attainment of various levels of performance that equal or exceed targeted levels, if applicable.

        A summary of restricted share award activity during fiscal 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 24, 2010	5,044,812	$23.12
Granted	2,356,684	34.14
Vested	(2,014,610)	26.75
Forfeited	(364,047)	27.99

Non-vested at September 30, 2011	5,022,839	$26.48

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2011, 2010, and 2009 were $34.14, $24.85, and $14.30, respectively.

        As of fiscal year end 2011, there was $87 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.3 years.

        All non-vested restricted share awards held by ADC employees fully vested upon our acquisition of ADC, as stipulated in the original terms and conditions of the awards. As a result, all ADC restricted share awards vested, and were fully expensed by ADC, prior to the acquisition.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

  Share Options

        Share options are granted to purchase our common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2007 Plan or the ADC Plans. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant.

        A summary of share option award activity during fiscal 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 24, 2010	25,143,547	$33.26
Granted	2,978,925	33.86
Effect of conversion of ADC share options into TE Connectivity Ltd. share options	2,937,569	38.88
Exercised	(3,684,185)	21.70
Expired	(4,853,654)	52.85
Forfeited	(601,751)	24.63

Outstanding at September 30, 2011	21,920,451	$31.94	5.4	$62

Vested and non-vested expected to vest at September 30, 2011	21,302,366	$32.12	5.4	$60
Exercisable at September 30, 2011	14,437,177	$35.21	3.9	$28

        The weighted-average exercise price of share option awards granted during fiscal 2011, 2010, and 2009 were $33.86, $24.72, and $14.44, respectively.

        As of fiscal year end 2011, there was $37 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

        All share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to our common shares. The conversion factor was the tender offer price of $12.75 per share divided by the volume weighted-average share price for our common shares for the 10-day period preceding the acquisition. The terms and conditions of the original grants included change-of-control provisions that accelerated vesting. As a result of those provisions, all ADC share options and SARs vested, and were fully expensed by ADC, prior to conversion to awards based on our common shares. The number of converted SARs outstanding and the associated liability were insignificant at September 30, 2011.

        As a result of the exchange of ADC Awards for our share options and SARs, we recognized $2 million of incremental share-based compensation expense during fiscal 2011. Those costs, which are

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

included in the total share-based compensation expense above, are presented in acquisition and integration costs on the Consolidated Statements of Operations.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of our peers and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The share-based compensation expense recognized was net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

        The weighted-average grant-date fair value of options granted during fiscal 2011, 2010, and 2009 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for fiscal 2011, 2010, and 2009 were as follows:

	Fiscal
	2011	2010	2009
Weighted-average grant-date fair value	$9.13	$6.88	$3.54
Assumptions:
Expected share price volatility	36%	37%	39%
Risk free interest rate	1.2%	2.3%	2.4%
Expected annual dividend per share	$0.72	$0.64	$0.64
Expected life of options (in years)	5.1	5.0	5.0

        The total intrinsic value of options exercised during fiscal 2011 and 2010 was $50 million and $13 million, respectively; the total intrinsic value of options exercised during fiscal 2009 was insignificant. We received cash related to the exercise of options of $80 million, $12 million, and $1 million in fiscal 2011, 2010, and 2009, respectively. The related excess cash tax benefit classified as a financing cash inflow for fiscal 2011, 2010, and 2009 on the Consolidated Statements of Cash Flows was not significant.

23. Segment and Geographic Data

        We operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. Effective for the first quarter of fiscal 2011, we reorganized our management and segments to align the organization around our strategy. Our businesses in the former Specialty Products Group—Aerospace, Defense, and Marine; Medical; Circuit Protection; and Touch Solutions—have been moved into other segments. Also, the former Subsea Communications segment and the businesses associated with ADC, acquired on December 8, 2010, have been included in the Network Solutions segment. The former Transportation Connectivity segment

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

was renamed Transportation Solutions during the second quarter of fiscal 2011. See Note 5 for additional information regarding the acquisition of ADC. See Note 1 for a description of the segments in which we operate. We aggregate our operating segments into reportable segments based upon similar economic characteristics and our internal business structure.

        Segment performance is evaluated based on net sales and operating income. Generally, we consider all expenses to be of an operating nature, and, accordingly, allocate them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Pre-separation litigation charges (income) were not allocated to the segments. Intersegment sales were not material and were recorded at selling prices that approximate market prices. Corporate assets are allocated to the segments based on segment assets.

        Net sales and operating income (loss) by segment for fiscal 2011, 2010, and 2009 were as follows:

	Net Sales			Operating Income (Loss)
	Fiscal			Fiscal
	2011	2010	2009	2011	2010	2009
	(in millions)
Transportation Solutions	$5,629	$4,799	$3,518	$848	$515	$(2,254	)(1)
Communications and Industrial Solutions	5,071	4,820	3,858	564	682	(1,428	)(1)
Network Solutions	3,612	2,451	2,880	329	312	352
Pre-separation litigation (charges) income, net	—	—	—	—	7	(144)

Total	$14,312	$12,070	$10,256	$1,741	$1,516	$(3,474)

(1)
The Transportation Solutions and Communications and Industrial Solutions segments recorded charges of $2,088 million and $1,459 million, respectively, related to the impairment of goodwill in fiscal 2009. See Note 8 for additional information regarding the impairment of goodwill.

        No single customer accounted for more than 10% of net sales in fiscal 2011, 2010, or 2009.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures for fiscal 2011, 2010, and 2009 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2011	2010	2009	2011	2010	2009
	(in millions)
Transportation Solutions	$255	$263	$263	$295	$206	$165
Communications and Industrial Solutions	185	182	177	212	133	121
Network Solutions	134	75	75	74	46	42

Total	$574	$520	$515	$581	$385	$328

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2011, 2010, and 2009 were as follows:

	Segment Assets
	Fiscal
	2011	2010	2009
	(in millions)
Transportation Solutions	$3,187	$2,918	$2,853
Communications and Industrial Solutions	2,379	2,381	2,111
Network Solutions	1,961	1,410	1,557

Total segment assets(1)	7,527	6,709	6,521
Other current assets	2,268	2,889	2,169
Other non-current assets	7,928	7,394	7,328

Total assets	$17,723	$16,992	$16,018

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

        Net sales by geographic region for fiscal 2011, 2010, and 2009 and net property, plant, and equipment by geographic region at fiscal year end 2011, 2010, and 2009 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2011	2010	2009	2011	2010	2009
	(in millions)
Americas:
United States	$3,971	$3,294	$3,373	$989	$819	$842
Other Americas	662	500	421	65	47	48

Total Americas	4,633	3,794	3,794	1,054	866	890

Europe/Middle East/Africa:
Switzerland	3,989	3,282	2,651	59	63	78
Germany	426	373	334	381	354	451
Other Europe/Middle East/Africa	666	554	543	677	641	759

Total Europe/Middle East/Africa	5,081	4,209	3,528	1,117	1,058	1,288

Asia-Pacific:
China	2,212	1,893	1,407	397	354	356
Other Asia-Pacific	2,386	2,174	1,527	595	589	577

Total Asia-Pacific	4,598	4,067	2,934	992	943	933

Total	$14,312	$12,070	$10,256	$3,163	$2,867	$3,111

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended September 30, 2011 and September 24, 2010 were as follows:

	Fiscal 2011				Fiscal 2010
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	First Quarter(5)	Second Quarter(6)	Third Quarter(7)	Fourth Quarter(8)
	(in millions, except per share data)
Net sales	$3,200	$3,472	$3,729	$3,911	$2,892	$2,957	$3,084	$3,137
Gross margin	1,021	1,044	1,125	1,232	841	958	985	993
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	268	299	355	326	172	304	330	253
Income (loss) from discontinued operations, net of income taxes	(3)	—	—	—	—	—	—	44
Net income	265	299	355	326	172	304	330	297
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.60	$0.67	$0.81	$0.76	$0.37	$0.67	$0.73	$0.57
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	—	0.10
Net income	0.60	0.67	0.81	0.76	0.37	0.67	0.73	0.67
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.60	$0.67	$0.80	$0.75	$0.37	$0.66	$0.72	$0.56
Income (loss) from discontinued operations, net of income taxes	(0.01)	—	—	—	—	—	—	0.10
Net income	0.59	0.67	0.80	0.75	0.37	0.66	0.72	0.66
Weighted-average number of shares outstanding:
Basic	444	443	437	429	459	457	451	446
Diluted	449	449	442	433	462	461	456	450

(1)
Income from continuing operations attributable to TE Connectivity Ltd. for the first quarter of fiscal 2011 includes $39 million of net restructuring and other charges and $17 million of ADC acquisition and integration costs.

(2)
Income from continuing operations attributable to TE Connectivity Ltd. for the second quarter of fiscal 2011 includes charges of $30 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC and $13 million of net restructuring and other charges.

(3)
Income from continuing operations attributable to TE Connectivity Ltd. for the third quarter of fiscal 2011 includes $13 million of net restructuring and other charges and $35 million of income tax benefits associated with the completion of fieldwork and the settlement of certain U.S. tax matters as well as the related impact of $14 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(4)
Income from continuing operations attributable to TE Connectivity Ltd. for the fourth quarter of fiscal 2011 includes $84 million of net restructuring and other charges.

(5)
Income from continuing operations attributable to TE Connectivity Ltd. for the first quarter of fiscal 2010 includes $66 million of net restructuring and other charges.

(6)
Income from continuing operations attributable to TE Connectivity Ltd. for the second quarter of fiscal 2010 includes $12 million of net restructuring and other charges, $76 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $118 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (Unaudited) (Continued)

(7)
Income from continuing operations attributable to TE Connectivity Ltd. for the third quarter of fiscal 2010 includes $42 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $124 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, and $98 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns.

(8)
Income from continuing operations attributable to TE Connectivity Ltd. for the fourth quarter of fiscal 2010 includes $56 million of net restructuring and other charges, $53 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and $65 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest. Net income attributable to TE Connectivity Ltd. for the fourth quarter of fiscal 2010 includes $44 million of income, net of income taxes, from discontinued operations.

25. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$14,312	$—	$14,312
Cost of sales	—	—	9,890	—	9,890

Gross margin	—	—	4,422	—	4,422
Selling, general, and administrative expenses	177	91	1,512	—	1,780
Research, development, and engineering expenses	—	—	733	—	733
Acquisition and integration costs	3	—	16	—	19
Restructuring and other charges, net	—	—	149	—	149

Operating income (loss)	(180)	(91)	2,012	—	1,741
Interest income	—	—	22	—	22
Interest expense	—	(150)	(11)	—	(161)
Other income, net	—	—	27	—	27
Equity in net income of subsidiaries	1,447	1,597	—	(3,044)	—
Equity in net loss of subsidiaries from discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(19)	91	(72)	—	—

Income from continuing operations before income taxes	1,245	1,444	1,978	(3,038)	1,629
Income tax expense	—	—	(376)	—	(376)

Income from continuing operations	1,245	1,444	1,602	(3,038)	1,253
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	1,245	1,444	1,599	(3,038)	1,250
Less: net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$1,245	$1,444	$1,594	$(3,038)	$1,245

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,070	$—	$12,070
Cost of sales	—	—	8,293	—	8,293

Gross margin	—	—	3,777	—	3,777
Selling, general, and administrative expenses	144	4	1,390	—	1,538
Research, development, and engineering expenses	—	—	585	—	585
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	137	—	137
Pre-separation litigation income	(7)	—	—	—	(7)

Operating income (loss)	(137)	(4)	1,657	—	1,516
Interest income	—	—	20	—	20
Interest expense	—	(146)	(9)	—	(155)
Other income, net	15	—	162	—	177
Equity in net income of subsidiaries	1,200	1,253	—	(2,453)	—
Equity in net income of subsidiaries from discontinued operations	44	44	—	(88)	—
Intercompany interest and fees	(19)	102	(83)	—	—

Income from continuing operations before income taxes	1,103	1,249	1,747	(2,541)	1,558
Income tax expense	—	(5)	(488)	—	(493)

Income from continuing operations	1,103	1,244	1,259	(2,541)	1,065
Income from discontinued operations, net of income taxes	—	—	44	—	44

Net income	1,103	1,244	1,303	(2,541)	1,109
Less: net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$1,103	$1,244	$1,297	$(2,541)	$1,103

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 25, 2009

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,256	$—	$10,256
Cost of sales	—	—	7,720	—	7,720

Gross margin	—	—	2,536	—	2,536
Selling, general, and administrative expenses	108	10	1,290	—	1,408
Research, development, and engineering expenses	—	—	536	—	536
Restructuring and other charges, net	—	—	375	—	375
Pre-separation litigation charges	74	—	70	—	144
Impairment of goodwill	—	—	3,547	—	3,547

Operating loss	(182)	(10)	(3,282)	—	(3,474)
Interest income	—	—	17	—	17
Interest expense	—	(155)	(10)	—	(165)
Other income (expense), net	—	22	(70)	—	(48)
Equity in net loss of subsidiaries	(2,900)	(2,833)	—	5,733	—
Equity in net loss of subsidiaries from discontinued operations	(156)	(156)	—	312	—
Intercompany interest and fees	(27)	76	(49)	—	—

Loss from continuing operations before income taxes	(3,265)	(3,056)	(3,394)	6,045	(3,670)
Income tax benefit	—	—	567	—	567

Loss from continuing operations	(3,265)	(3,056)	(2,827)	6,045	(3,103)
Loss from discontinued operations, net of income taxes	—	—	(156)	—	(156)

Net loss	(3,265)	(3,056)	(2,983)	6,045	(3,259)
Less: net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net loss attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$(3,265)	$(3,056)	$(2,989)	$6,045	$(3,265)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,219	$—	$1,219
Accounts receivable, net	2	—	2,423	—	2,425
Inventories	—	—	1,939	—	1,939
Intercompany receivables	17	—	28	(45)	—
Prepaid expenses and other current assets	2	4	640	—	646
Deferred income taxes	—	—	403	—	403

Total current assets	21	4	6,652	(45)	6,632
Property, plant, and equipment, net	—	—	3,163	—	3,163
Goodwill	—	—	3,586	—	3,586
Intangible assets, net	—	—	655	—	655
Deferred income taxes	—	—	2,365	—	2,365
Investment in subsidiaries	7,687	13,650	—	(21,337)	—
Intercompany loans receivable	—	2,416	5,848	(8,264)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,066	—	1,066
Other assets	—	34	222	—	256

Total Assets	$7,708	$16,104	$23,557	$(29,646)	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$1	$—	$1
Accounts payable	1	—	1,482	—	1,483
Accrued and other current liabilities	180	88	1,504	—	1,772
Deferred revenue	—	—	145	—	145
Intercompany payables	28	—	17	(45)	—

Total current liabilities	209	88	3,149	(45)	3,401
Long-term debt	—	2,496	172	—	2,668
Intercompany loans payable	15	5,833	2,416	(8,264)	—
Long-term pension and postretirement liabilities	—	—	1,204	—	1,204
Deferred income taxes	—	—	333	—	333
Income taxes	—	—	2,122	—	2,122
Other liabilities	—	—	511	—	511

Total Liabilities	224	8,417	9,907	(8,309)	10,239

Total Equity	7,484	7,687	13,650	(21,337)	7,484

Total Liabilities and Equity	$7,708	$16,104	$23,557	$(29,646)	$17,723

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,990	$—	$1,990
Accounts receivable, net	—	—	2,259	—	2,259
Inventories	—	—	1,583	—	1,583
Intercompany receivables	22	—	25	(47)	—
Prepaid expenses and other current assets	9	3	639	—	651
Deferred income taxes	—	—	248	—	248

Total current assets	31	3	6,744	(47)	6,731
Property, plant, and equipment, net	—	—	2,867	—	2,867
Goodwill	—	—	3,211	—	3,211
Intangible assets, net	—	—	392	—	392
Deferred income taxes	—	—	2,447	—	2,447
Investment in subsidiaries	7,229	8,622	—	(15,851)	—
Intercompany loans receivable	8	5,443	4,456	(9,907)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,127	—	1,127
Other assets	—	12	205	—	217

Total Assets	$7,268	$14,080	$21,449	$(25,805)	$16,992

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$100	$6	$—	$106
Accounts payable	1	—	1,385	—	1,386
Accrued and other current liabilities	172	63	1,569	—	1,804
Deferred revenue	—	—	164	—	164
Intercompany payables	25	—	22	(47)	—

Total current liabilities	198	163	3,146	(47)	3,460
Long-term debt	—	2,234	73	—	2,307
Intercompany loans payable	14	4,442	5,451	(9,907)	—
Long-term pension and postretirement liabilities	—	—	1,280	—	1,280
Deferred income taxes	—	—	285	—	285
Income taxes	—	—	2,152	—	2,152
Other liabilities	—	12	440	—	452

Total Liabilities	212	6,851	12,827	(9,954)	9,936

Total Equity	7,056	7,229	8,622	(15,851)	7,056

Total Liabilities and Equity	$7,268	$14,080	$21,449	$(25,805)	$16,992

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$3,100	$(151)	$2,130	$(3,300)	$1,779

Cash Flows From Investing Activities:
Capital expenditures	—	—	(581)	—	(581)
Proceeds from sale of property, plant, and equipment	—	—	65	—	65
Proceeds from sale of intangible assets	—	—	68	—	68
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of businesses, net of cash acquired	—	—	(731)	—	(731)
Payment of acquisition-related earn-out liabilities	—	—	(15)	—	(15)
Change in intercompany loans	9	4,418	—	(4,427)	—

Net cash provided by (used in) continuing investing activities	9	4,418	(1,039)	(4,427)	(1,039)
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	9	4,418	(1,043)	(4,427)	(1,043)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	(1,936)	(1,116)	3,052	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(565)	—	(565)
Proceeds from exercise of share options	—	—	80	—	80
Repurchase of common shares	(865)	—	—	—	(865)
Payment of common share dividends and cash distributions to shareholders	(308)	—	12	—	(296)
Transfers to discontinued operations	—	—	(4)	—	(4)
Intercompany distributions	—	(3,300)	—	3,300	—
Loan borrowing with parent	—	—	(4,427)	4,427	—
Other	—	—	(15)	—	(15)

Net cash used in continuing financing activities	(3,109)	(4,267)	(1,867)	7,727	(1,516)
Net cash provided by discontinued financing activities	—	—	4	—	4

Net cash used in financing activities	(3,109)	(4,267)	(1,863)	7,727	(1,512)

Effect of currency translation on cash	—	—	5	—	5
Net decrease in cash and cash equivalents	—	—	(771)	—	(771)
Cash and cash equivalents at beginning of fiscal year	—	—	1,990	—	1,990

Cash and cash equivalents at end of fiscal year	$—	$—	$1,219	$—	$1,219

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(139)	$(54)	$1,872	$—	$1,679

Cash Flows From Investing Activities:
Capital expenditures	—	—	(385)	—	(385)
Proceeds from sale of property, plant, and equipment	—	—	16	—	16
Proceeds from sale of short-term investments	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	—	(93)	—	(93)
Proceeds from divestiture of business, net of cash retained by business sold	—	—	15	—	15
Change in intercompany loans	(19)	(326)	—	345	—
Other	—	—	4	—	4

Net cash used in investing activities	(19)	(326)	(442)	345	(442)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	555	280	(835)	—	—
Net increase in commercial paper	—	100	—	—	100
Repayment of long-term debt	—	—	(100)	—	(100)
Proceeds from exercise of share options	—	—	12	—	12
Repurchase of common shares	(98)	—	(390)	—	(488)
Payment of cash distributions to shareholders	(299)	—	10	—	(289)
Loan borrowing from parent	—	—	345	(345)	—
Other	—	—	(14)	—	(14)

Net cash provided by (used in) financing activities	158	380	(972)	(345)	(779)

Effect of currency translation on cash	—	—	11	—	11
Net increase in cash and cash equivalents	—	—	469	—	469
Cash and cash equivalents at beginning of fiscal year	—	—	1,521	—	1,521

Cash and cash equivalents at end of fiscal year	$—	$—	$1,990	$—	$1,990

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 25, 2009

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(262)	$40	$1,600	$—	$1,378
Net cash used in discontinued operating activities	—	—	(49)	—	(49)

Net cash provided by (used in) operating activities	(262)	40	1,551	—	1,329

Cash Flows From Investing Activities:
Capital expenditures	—	—	(328)	—	(328)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Payment of acquisition-related earn-out liabilities	—	—	(1)	—	(1)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	693	—	693
Proceeds from divestiture of businesses, net of cash retained by businesses sold	—	—	17	—	17
Change in intercompany loans	123	409	—	(532)	—

Net cash provided by continuing investing activities	123	409	394	(532)	394
Net cash used in discontinued investing activities	—	—	(3)	—	(3)

Net cash provided by investing activities	123	409	391	(532)	391

Cash Flows From Financing Activities:
Changes in parent company equity(1)	584	341	(925)	—	—
Net decrease in commercial paper	—	(649)	—	—	(649)
Proceeds from long-term debt	—	442	6	—	448
Repayment of long-term debt	—	(583)	(19)	—	(602)
Proceeds from exercise of share options	1	—	—	—	1
Repurchase of common shares	(152)	—	—	—	(152)
Payment of common share dividends and cash distributions to shareholders	(294)	—	—	—	(294)
Transfers to discontinued operations	—	—	(56)	—	(56)
Loan borrowing from parent	—	—	(532)	532	—
Other	—	—	(6)	—	(6)

Net cash provided by (used in) continuing financing activities	139	(449)	(1,532)	532	(1,310)
Net cash provided by discontinued financing activities	—	—	56	—	56

Net cash provided by (used in) financing activities	139	(449)	(1,476)	532	(1,254)

Effect of currency translation on cash	—	—	(31)	—	(31)
Net increase in cash and cash equivalents	—	—	435	—	435
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of fiscal year	—	—	1,090	—	1,090

Cash and cash equivalents at end of fiscal year	$—	$—	$1,521	$—	$1,521

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Disclosures Required by Swiss Law

        Following the Change of Domicile, we became subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

  Personnel Expenses

        Total personnel expenses were $4,063 million and $3,492 million in fiscal 2011 and 2010, respectively.

  Fire Insurance Value

        The fire insurance value of property, plant, and equipment was $10,864 million and $9,281 million at fiscal year end 2011 and 2010, respectively.

  Risk Assessment

        Our board of directors is responsible for appraising our major risks and overseeing that appropriate risk management and control procedures are in place. The audit committee of the board meets to review and discuss, as determined to be appropriate, with management, the internal auditor, and the independent registered public accountants, our major financial and accounting risk exposures and related policies and practices to assess and control such exposures, and assist the board in fulfilling its oversight responsibilities regarding our policies and guidelines with respect to risk assessment and risk management.

        Our risk assessment process was in place during fiscal 2011 and 2010 and followed by the board of directors.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 30, 2011, September 24, 2010, and September 25, 2009

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2011
Allowance for doubtful accounts receivable	$44	$(2)	$1	$(4)	$39
Valuation allowance on deferred tax assets	2,236	50	260	(616)	1,930
Fiscal 2010
Allowance for doubtful accounts receivable	48	6	(1)	(9)	44
Valuation allowance on deferred tax assets	2,487	51	6	(308)	2,236
Fiscal 2009
Allowance for doubtful accounts receivable	40	22	—	(14)	48
Valuation allowance on deferred tax assets	873	1,682	—	(68)	2,487