Form 10-Q
period 2011-12-30
TE Connectivity Ltd.
filed 2012-01-27
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2011
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

        The number of common shares outstanding as of January 24, 2012 was 426,179,148.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions, except per share data)
Net sales	$3,309	$3,200
Cost of sales	2,326	2,179

Gross margin	983	1,021
Selling, general, and administrative expenses	398	402
Research, development, and engineering expenses	184	163
Acquisition and integration costs	4	17
Restructuring and other charges, net	19	39

Operating income	378	400
Interest income	5	5
Interest expense	(38)	(35)
Other income, net	1	12

Income from continuing operations before income taxes	346	382
Income tax expense	(92)	(113)

Income from continuing operations	254	269
Income (loss) from discontinued operations, net of income taxes	8	(3)

Net income	262	266
Less: net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to TE Connectivity Ltd.	$260	$265

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$252	$268
Income (loss) from discontinued operations	8	(3)

Net income	$260	$265

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.59	$0.60
Income (loss) from discontinued operations	0.02	—

Net income	$0.61	$0.60

Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.59	$0.60
Income (loss) from discontinued operations	0.02	(0.01)

Net income	$0.61	$0.59

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.18	$0.16
Weighted-average number of shares outstanding:
Basic	425	444
Diluted	429	449

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 30, 2011	September 30, 2011
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,390	$1,219
Accounts receivable, net of allowance for doubtful accounts of $41 and $39, respectively	2,241	2,425
Inventories	1,918	1,939
Prepaid expenses and other current assets	625	646
Deferred income taxes	403	403

Total current assets	6,577	6,632
Property, plant, and equipment, net	3,090	3,163
Goodwill	3,569	3,586
Intangible assets, net	638	655
Deferred income taxes	2,322	2,365
Receivable from Tyco International Ltd. and Covidien plc	1,068	1,066
Other assets	259	256

Total Assets	$17,523	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$896	$1
Accounts payable	1,393	1,483
Accrued and other current liabilities	1,434	1,772
Deferred revenue	97	145

Total current liabilities	3,820	3,401
Long-term debt	1,950	2,668
Long-term pension and postretirement liabilities	1,174	1,204
Deferred income taxes	333	333
Income taxes	2,139	2,122
Other liabilities	517	511

Total Liabilities	9,933	10,239

Commitments and contingencies (Note 11)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 463,080,684 shares authorized and issued, CHF 1.37 par value	593	593
Contributed surplus	7,578	7,604
Accumulated earnings	344	84
Treasury shares, at cost, 37,351,457 and 39,303,550 shares, respectively	(1,184)	(1,235)
Accumulated other comprehensive income	250	428

Total TE Connectivity Ltd. shareholders' equity	7,581	7,474
Noncontrolling interests	9	10

Total Equity	7,590	7,484

Total Liabilities and Equity	$17,523	$17,723

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Cash Flows From Operating Activities:
Net income	$262	$266
(Income) loss from discontinued operations, net of income taxes	(8)	3

Income from continuing operations	254	269
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	143	133
Deferred income taxes	52	105
Provision for losses on accounts receivable and inventories	27	6
Share-based compensation expense	18	22
Other	(9)	(12)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	88	7
Inventories	(83)	(106)
Prepaid expenses and other current assets	18	43
Accounts payable	(44)	4
Accrued and other current liabilities	(211)	(345)
Income taxes	(13)	—
Deferred revenue	(46)	(12)
Long-term pension and postretirement liabilities	7	22
Other	9	18

Net cash provided by continuing operating activities	210	154
Net cash used in discontinued operating activities	(3)	—

Net cash provided by operating activities	207	154

Cash Flows From Investing Activities:
Capital expenditures	(130)	(117)
Proceeds from sale of property, plant, and equipment	5	8
Proceeds from sale of short-term investments	—	37
Acquisition of business, net of cash acquired	—	(717)
Other	(1)	(4)

Net cash used in investing activities	(126)	(793)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	179	(100)
Proceeds from long-term debt	—	249
Proceeds from exercise of share options	12	24
Repurchase of common shares	(17)	(45)
Payment of common share dividends and cash distributions to shareholders	(77)	(71)
Other	(7)	(4)

Net cash provided by continuing financing activities	90	53
Net cash provided by discontinued financing activities	3	—

Net cash provided by financing activities	93	53

Effect of currency translation on cash	(3)	3
Net increase (decrease) in cash and cash equivalents	171	(583)
Cash and cash equivalents at beginning of period	1,219	1,990

Cash and cash equivalents at end of period	$1,390	$1,407

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

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2012 and fiscal 2011 are to our fiscal years ending September 28, 2012 and September 30, 2011, respectively.

  Reclassifications

        We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

2. Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in Accounting Standards Codification ("ASC") 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013 with early adoption permitted. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

        In December 2011, the FASB issued an update to guidance in ASC 210, Balance Sheet, that enhances the disclosure requirements related to offsetting assets and liabilities. This update to ASC 210 is effective for us in the first quarter of fiscal 2014. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net

        Charges (credits) to operations by segment were as follows:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Transportation Solutions	$(4)	$1
Communications and Industrial Solutions	17	3
Network Solutions	6	35

Restructuring and related charges, net	$19	$39

        Amounts recognized on the Condensed Consolidated Statements of Operations were as follows:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Cash charges	$20	$39
Non-cash credits	(1)	—

Restructuring and related charges, net	$19	$39

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during the first quarter of fiscal 2012 is summarized as follows:

	Balance at September 30, 2011	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at December 30, 2011
	(in millions)
Fiscal 2012 Actions:
Employee severance	$—	$23	$(3)	$—	$—	$20
Facilities exit costs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	23	(3)	—	—	20

Fiscal 2011 Actions:
Employee severance	111	3	(28)	(8)	(2)	76
Facilities exit costs	4	—	(1)	—	—	3
Other	1	—	—	—	—	1

Total	116	3	(29)	(8)	(2)	80

Pre-Fiscal 2011 Actions:
Employee severance	33	1	(7)	—	(1)	26
Facilities exit costs	31	1	(2)	—	(1)	29
Other	2	—	(1)	—	—	1

Total	66	2	(10)	—	(2)	56

Total Activity	$182	$28	$(42)	$(8)	$(4)	$156

  Fiscal 2012 Actions

        We initiated restructuring programs during fiscal 2012 which were primarily associated with headcount reductions in our Communications and Industrial Solutions segment. In connection with these actions, during the quarter ended December 30, 2011, we recorded net restructuring charges of $23 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2012 by the end of fiscal 2013. Cash spending related to this plan was $3 million in the first quarter of fiscal 2012. We expect total cash spending to be approximately $17 million and $6 million in fiscal 2012 and 2013, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes costs incurred for fiscal 2012 actions by segment:

Costs Incurred For the Quarter Ended December 30, 2011
(in millions)
Transportation Solutions	$3
Communications and Industrial Solutions	15
Network Solutions	5

Total	$23

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions in force as a result of economic conditions, primarily in the Communications and Industrial Solutions segment. In connection with these actions, during the quarters ended December 30, 2011 and December 24, 2010, we recorded net restructuring credits of $5 million and charges of $37 million, respectively, which primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2011 by the end of fiscal 2012 and to incur additional charges of approximately $5 million, primarily in the Communications and Industrial Solutions segment. Cash spending related to this plan was $29 million in the first quarter of fiscal 2012. We expect total cash spending to be approximately $99 million and $15 million in fiscal 2012 and 2013, respectively.

        The following table summarizes costs incurred during the quarter ended December 30, 2011 and cumulative costs incurred for fiscal 2011 actions by segment:

	Costs Incurred For the Quarter Ended December 30, 2011	Cumulative Costs Incurred
	(in millions)
Transportation Solutions	$(7)	$1
Communications and Industrial Solutions	2	81
Network Solutions	—	81

Total	$(5)	$163

  Pre-Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Solutions segment. We initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures across all segments in response to economic conditions and the implementation of our manufacturing simplification plan. We have completed all restructuring activities commenced in fiscal 2010 and 2009. In connection with these pre-fiscal 2011 actions, during the quarters ended December 30, 2011 and December 24, 2010, we

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

recorded net restructuring charges of $2 million and $2 million, respectively. Cash spending related to these plans was $10 million in the first quarter of fiscal 2012, and we expect total cash spending of approximately $31 million and $6 million in fiscal 2012 and 2013, respectively.

        During fiscal 2002, we recorded restructuring charges related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of December 30, 2011, the remaining restructuring reserves related to fiscal 2002 actions were $29 million, relating to exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	December 30, 2011	September 30, 2011
	(in millions)
Transportation Solutions	$22	$32
Communications and Industrial Solutions	66	72
Network Solutions	68	78

Restructuring reserves	$156	$182

        Restructuring reserves were included on our Condensed Consolidated Balance Sheets as follows:

	December 30, 2011	September 30, 2011
	(in millions)
Accrued and other current liabilities	$115	$136
Other liabilities	41	46

Restructuring reserves	$156	$182

4. Acquisition

  Anticipated Acquisition

        On December 14, 2011, we entered into a Sale and Purchase Agreement (the "SPA") to acquire Deutsch Group SAS ("Deutsch"), a global leader in high-performance connectors for harsh environments, from Deutsch's current shareholders (the "Sellers"). Pursuant to the SPA, we have agreed to pay the Sellers consideration of €1.15 billion (or approximately $1.49 billion using a December 30, 2011 exchange rate of $1.29 per €1.00), which will not be subject to an adjustment based on Deutsch's performance prior to closing and will accrue interest at a per annum rate of 5.5% after February 28, 2012 if the transaction has not closed prior to that date. The total value of the transaction amounts to €1.55 billion (approximately $2.0 billion using an exchange rate of $1.29 per €1.00), which includes Deutsch's debt to be repaid at closing.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        The transaction is expected to close by the end of the third quarter of fiscal 2012. The close of the transaction is subject to customary regulatory conditions including foreign investments approval by the French Ministry of Economy and Finance, approval of the Committee on Foreign Investment in the U.S. and antitrust clearances. The transaction terms also include termination rights, including a termination fee of €50 million payable to the Sellers by us if the transaction does not close.

        During the first quarter of fiscal 2012, the Condensed Consolidated Statements of Operations included $4 million of acquisition costs related to acquiring Deutsch.

5. Discontinued Operations

        The following table presents pre-tax gain (loss) on sale and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Pre-tax income from discontinued operations	$13	$—
Pre-tax loss on sale of discontinued operations	—	(4)
Income tax (expense) benefit	(5)	1

Income (loss) from discontinued operations, net of income taxes	$8	$(3)

        In the first quarter of fiscal 2012, we recorded a $21 million partial recovery of a prior loss, net of legal fees, to pre-tax income from discontinued operations in connection with a favorable judgment related to our former Wireless Systems business's State of New York contract. See Note 11 for additional information regarding the State of New York contract. Pre-tax income from discontinued operations in the first quarter of fiscal 2012 also included a $5 million charge related to an unfavorable judgment associated with a holdback of purchase price of a previously acquired business which was subsequently divested in connection with the sale of our Radio Frequency Components and Subsystem business in fiscal 2008.

6. Inventories

        Inventories consisted of the following:

	December 30, 2011	September 30, 2011
	(in millions)
Raw materials	$315	$301
Work in progress	564	550
Finished goods	952	1,005
Inventoried costs on long-term contracts	87	83

Inventories	$1,918	$1,939

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 30, 2011:
Goodwill	$2,712	$3,314	$2,235	$8,261
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	521	1,855	1,210	3,586

Changes in goodwill:
Currency translation	(2)	(9)	(6)	(17)
Balance at December 30, 2011:
Goodwill	2,710	3,305	2,229	8,244
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	$519	$1,846	$1,204	$3,569

8. Intangible Assets, Net

        Intangible assets were as follows:

	December 30, 2011			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$850	$(404)	$446	$850	$(394)	$456
Customer relationships	176	(18)	158	176	(13)	163
Other	54	(20)	34	55	(19)	36

Total	$1,080	$(442)	$638	$1,081	$(426)	$655

        Intangible asset amortization expense was $15 million and $11 million for the quarters ended December 30, 2011 and December 24, 2010, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2012	$45
Fiscal 2013	59
Fiscal 2014	60
Fiscal 2015	61
Fiscal 2016	62
Fiscal 2017	62
Thereafter	289

Total	$638

9. Debt

        Debt was as follows:

	December 30, 2011	September 30, 2011
	(in millions)
6.00% senior notes due 2012	$716	$716
5.95% senior notes due 2014	300	300
6.55% senior notes due 2017	735	736
4.875% senior notes due 2021	269	269
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	90
Commercial paper, at a weighted-average interest rate of 0.46%	179	—
Other	82	83

Total debt(1)	2,846	2,669
Less current maturities of long-term debt(2)	896	1

Long-term debt	$1,950	$2,668

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current maturities of long-term debt at December 30, 2011 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other. The current maturities of long-term debt at September 30, 2011 was comprised of a portion of amounts shown as other.

        In December 2011, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, entered into a 364-day credit agreement ("364-Day Credit Facility") with total commitments of $700 million. Under the terms of the agreement, the commitments will be reduced upon certain events, including the incurrence of certain types of debt, certain equity issuances, and certain dispositions. TEGSA had no borrowings under the 364-Day Credit Facility at December 30, 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Debt (Continued)

        Borrowings under the 364-Day Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) JP Morgan Chase Bank, N.A. New York branch's prime rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 10.0 to 22.5 basis points based upon the amount of the lenders' commitments under the 364-Day Credit Facility and the applicable credit ratings of TEGSA.

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Five-Year Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Five-Year Credit Facility at December 30, 2011 and September 30, 2011.

        The 364-Day Credit Facility and the Five-Year Credit Facility (together, the "Credit Facilities") contain financial ratio covenants providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facilities) to Consolidated EBITDA (as defined in the Credit Facilities) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facilities) is triggered. The Credit Facilities and our other debt agreements contain other customary covenants.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facilities are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

        We have used, and continue to use, derivative instruments to manage interest rate risk. See Note 12 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of our debt, based on indicative valuations, was approximately $3,148 million and $2,970 million at December 30, 2011 and September 30, 2011, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Guarantees (Continued)

the Tax Sharing Agreement's sharing formula. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees.

        At December 30, 2011, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $250 million of which $230 million was reflected in other liabilities and $20 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 30, 2011, the liability was $249 million and consisted of $228 million in other liabilities and $21 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within one year.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $250 million remains sufficient to satisfy these expected obligations.

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial position, or cash flows.

        At December 30, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $425 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at December 30, 2011 and September 30, 2011 were $56 million and $60 million, respectively.

11. Commitments and Contingencies

TE Connectivity Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows.

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

TE CONNECTIVITY LTD.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months. Over the next twelve months, we expect to pay approximately $70 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. In connection with the completion of fieldwork and the settlement of certain tax matters, we made net cash payments of $154 million related to pre-separation deficiencies in the fourth quarter of fiscal 2011.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        During the first quarter of fiscal 2012, the IRS indicated that it would begin the audit of our income tax returns for the years 2008 through 2010 in fiscal 2012.

        At December 30, 2011 and September 30, 2011, we have reflected $218 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 30, 2011, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $23 million. As of December 30, 2011, we concluded that the best estimate within this range is $12 million, of which $4 million is included in accrued and other current liabilities and $8 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $12 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

  State of New York Contract

        In September 2005, we were awarded a twenty-year lease contract with the State of New York to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. In August 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. In January 2009, the State notified us that, in the State's opinion, we had not fully remediated issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contended that it had the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. On December 27, 2011, the Court of Claims entered judgment in our favor in the amount of $25 million, payment of which is expected to be made in the third quarter of fiscal 2012. The Court also dismissed the State's counterclaim against us with prejudice. The Court's judgment resolves all outstanding issues between the parties in this matter. The $25 million judgment is reflected in income from discontinued operations on the Condensed Consolidated Statement of Operations for the quarter ended December 30, 2011.

  Com-Net

        At December 30, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

12. Financial Instruments

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

  Interest Rate and Investment Risk Management

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize interest rate swap contracts, a portion of which are designated as cash flow hedges, to manage interest rate and earnings exposure on cash and cash equivalents and certain non-qualified deferred compensation liabilities.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At December 30, 2011 and September 30, 2011, our commodity hedges had notional values of $237 million and $211 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,663 million and $1,542 million at December 30, 2011 and September 30, 2011, respectively. We recorded foreign exchange gains of $52 million and $14 million during the quarters ended December 30, 2011 and December 24, 2010, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 19.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below.

	December 30, 2011		September 30, 2011
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$4	$1	$1
Interest rate swaps and swaptions	22	22	21	21
Commodity swap contracts	5	20	13	14

Total derivatives designated as hedging instruments	28	46	35	36

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	2	28	6	10
Investment swaps	3	—	—	5

Total derivatives not designated as hedging instruments	5	28	6	15

Total derivatives	$33	$74	$41	$51

(1)
All foreign currency, commodity swap, investment swap, interest rate swap, forward starting interest rate swap, and swaption derivatives in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $12 million at December 30, 2011 and September 30, 2011. Interest rate swaps and foreign currency contracts in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $21 million at December 30, 2011 and September 30, 2011.

(2)
All foreign currency, commodity swap, investment swap, interest rate swap, forward starting interest rate swap, and swaption derivatives in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $71 million and $43 million at December 30, 2011 and September 30, 2011, respectively. Interest rate swaps and foreign currency contracts in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $3 million at December 30, 2011; there were no derivatives in other liabilities at September 30, 2011.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended
Derivatives Designated as Fair Value Hedges	Location	December 30, 2011	December 24, 2010
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at December 30, 2011 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended December 30, 2011:
Foreign currency contracts	$(3)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(4)	Cost of sales	10	Cost of sales	—
Interest rate swaps and swaptions(1)	(1)	Interest expense	(1)	Interest expense	—

Total	$(8)		$9		$—

For the Quarter Ended December 24, 2010:
Foreign currency contracts	$—	Cost of sales	$2	Cost of sales	$—
Commodity swap contracts	12	Cost of sales	6	Cost of sales	—
Interest rate swaps and swaptions(1)	6	Interest expense	(1)	Interest expense	2

Total	$18		$7		$2

(1)
Certain forward starting interest rate swaps designated as cash flow hedges were terminated in September 2007. Terminated forward starting interest rate swaps resulted in losses of $1 million reflected in interest expense for the quarters ended December 30, 2011 and December 24, 2010, respectively. Forward starting interest rate swaps in place at December 30, 2011 and December 24, 2010 resulted in a loss of $1 million and a gain of $6 million, respectively, in other comprehensive income related to the effective portions of the hedge during the periods. Interest rate swaptions in place at December 30, 2011 resulted in no gains or losses recorded in either other comprehensive income related to the effective portions of the hedges or interest expense as a result of amounts excluded from the hedging relationships. Interest rate swaptions in place at December 24, 2010 resulted in no gains or losses recorded in other comprehensive income related to the effective portions of the hedges and gains of $2 million in interest expense as a result of amounts excluded from the hedging relationships.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended
Derivatives not Designated as Hedging Instruments	Location	December 30, 2011	December 24, 2010
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(32)	$—
Investment swaps	Selling, general, and administrative expenses	3	(1)

Total		$(29)	$(1)

        During the first quarter of fiscal 2012, we incurred losses of $32 million as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. These losses were principally driven by Euro-denominated foreign currency contracts entered into in anticipation of the acquisition of Deutsch and were offset by gains realized as a result of re-measuring certain Euro-denominated intercompany non-derivative financial instruments to the U.S. Dollar.

13. Fair Value Measurements

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
December 30, 2011:
Assets:
Commodity swap contracts	$5	$—	$—	$5
Interest rate swaps and swaptions	—	22	—	22
Foreign currency contracts(1)	—	3	—	3
Investment swap contracts	—	3	—	3
Rabbi trust assets	5	79	—	84

Total assets at fair value	$10	$107	$—	$117

Liabilities:
Commodity swap contracts	$20	$—	$—	$20
Interest rate swaps and swaptions	—	22	—	22
Foreign currency contracts(1)	—	32	—	32

Total liabilities at fair value	$20	$54	$—	$74

September 30, 2011:
Assets:
Commodity swap contracts	$13	$—	$—	$13
Interest rate swaps and swaptions	—	21	—	21
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	5	79	—	84

Total assets at fair value	$18	$107	$—	$125

Liabilities:
Commodity swap contracts	$14	$—	$—	$14
Interest rate swaps and swaptions	—	21	—	21
Investment swap contracts	—	5	—	5
Foreign currency contracts(1)	—	11	—	11

Total liabilities at fair value	$14	$37	$—	$51

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 12 for a reconciliation of amounts to the Condensed Consolidated Balance Sheets.

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

        As of December 30, 2011, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis or non-financial assets or liabilities that were measured at fair value.

14. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
	(in millions)
Service cost	$2	$2	$13	$16
Interest cost	13	13	19	21
Expected return on plan assets	(15)	(16)	(13)	(14)
Amortization of prior service credit	—	—	(2)	—
Amortization of net actuarial loss	10	9	8	10

Net periodic benefit pension cost	$10	$8	$25	$33

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters ended December 30, 2011 and December 24, 2010.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Retirement Plans (Continued)

        We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2012 of $3 million for U.S. plans and $97 million for non-U.S. plans. During the quarter ended December 30, 2011, we contributed $1 million to our U.S. plans and $27 million to our non-U.S. plans.

        We expect to make contributions to our postretirement benefit plans of $2 million in fiscal 2012. During the quarter ended December 30, 2011, contributions to our postretirement benefit plans were insignificant.

15. Income Taxes

        We recorded a tax provision of $92 million, for an effective income tax rate of 26.6%, and a tax provision of $113 million, for an effective income tax rate of 29.6%, for the quarters ended December 30, 2011 and December 24, 2010, respectively. The effective income tax rate for the quarter ended December 30, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter. The effective income tax rate for the quarter ended December 24, 2010 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and the impacts of acquisition and integration costs and restructuring charges related to the acquisition of ADC for which a tax benefit was not recognized.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 30, 2011, we had recorded $1,305 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,176 million was recorded in income taxes and $129 million was recorded in accrued and other current liabilities. During the quarter ended December 30, 2011, we recognized $22 million of expense related to interest and penalties on the Condensed Consolidated Statements of Operations. As of September 30, 2011, the balance of accrued interest and penalties was $1,287 million, of which $1,154 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. Also, during fiscal 2011, the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. During the first quarter of fiscal 2012, the IRS indicated that it would begin the audit of our income tax returns for the years 2008 through 2010 in fiscal 2012. See Note 11 for additional information regarding the status of IRS examinations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Income Taxes (Continued)

        Although it is difficult to predict the timing or results of certain pending examinations, it is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months. While the ultimate resolution is uncertain, based upon the current status of these examinations, we estimate that up to approximately $200 million of unrecognized tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 30, 2011.

16. Other Income, Net

        We recorded net other income of $1 million and $12 million in the quarters ended December 30, 2011 and December 24, 2010, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

17. Earnings Per Share

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

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Weighted-average shares outstanding:
Basic	425	444
Dilutive share options and restricted share awards	4	5

Diluted	429	449

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Such shares not included in the computation were 16 million and 18 million for the quarters ended December 30, 2011 and December 24, 2010, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Equity

  Common Shares

        Subject to certain conditions specified in the articles of association, we are authorized to increase our share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. Additionally, in March 2011, our shareholders reapproved and extended through March 9, 2013 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles, in aggregate not exceeding 50% of the amount of our authorized shares. Although we state our par value in Swiss Francs ("CHF"), we continue to use the U.S. Dollar as our reporting currency for preparing our Condensed Consolidated Financial Statements.

  Common Shares Held in Treasury

        At December 30, 2011, approximately 37 million common shares were held in treasury, of which 13 million were owned by one of our subsidiaries. At September 30, 2011, approximately 39 million common shares were held in treasury, of which 15 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

  Contributed Surplus

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Upon our implementation of Swiss tax law regarding the classification of Swiss Contributed Surplus for Swiss tax and statutory purposes, distributions to shareholders from Swiss Contributed Surplus will be free from withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of the law related to the classification of Swiss Contributed Surplus for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. While these discussions are on-going, as of September 30, 2011, we provisionally reclassified CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet to conform to the presentation requirements of the Swiss tax law as currently interpreted by the Swiss tax authorities. We may, in the future and depending upon the outcome of our discussions and any related appeals, reverse the classification. The current classification may negatively impact our ability to repurchase our shares in future years. As of September 30, 2011, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million).

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Equity (Continued)

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the third installment of the dividend at a rate of $0.18 per share during the quarter ended December 30, 2011.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. The unpaid portion of the dividend payment approved in March 2011 was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and totaled $77 million and $153 million at December 30, 2011 and September 30, 2011, respectively.

  Share Repurchase Program

        During the first quarter of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the first quarter of fiscal 2011, we purchased approximately 1.4 million of our common shares for $45 million. At December 30, 2011, we had $1,501 million of availability remaining under our share repurchase authorization.

19. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Net income	$262	$266
Currency translation(1)	(173)	(29)
Gain (loss) on cash flow hedges, net of income taxes	(15)	11
Effects of unrecognized pension and postretirement benefit costs, net of income taxes	10	12

	84	260
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)

Comprehensive income attributable to TE Connectivity Ltd.	$82	$259

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Share Plans

        Total share-based compensation costs were $18 million and $22 million during the quarters ended December 30, 2011 and December 24, 2010, respectively. Share-based compensation costs were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

        Pursuant to the acquisition of ADC, we exchanged unexercised ADC share options and stock appreciation rights for our share options and stock appreciation right awards. As a result of that exchange, we recognized $2 million of incremental share-based compensation expense during the first quarter of fiscal 2011. Those costs, which are included in the total share-based compensation expense above, are presented in acquisition and integration costs on the Condensed Consolidated Statements of Operations.

        As of December 30, 2011, we had 6 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, and 4 million shares available for issuance under ADC equity incentive plans.

  Restricted Share Awards

        A summary of restricted share award activity during the quarter ended December 30, 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	5,022,839	$26.48
Granted	1,636,896	34.55
Vested	(1,494,867)	23.70
Forfeited	(189,966)	24.54

Non-vested at December 30, 2011	4,974,902	$30.04

        As of December 30, 2011, there was $122 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.3 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Share Plans (Continued)

  Share Options

        A summary of share option award activity during the quarter ended December 30, 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 30, 2011	21,920,451	$31.94
Granted	3,337,500	34.52
Exercised	(517,661)	22.69
Expired	(710,342)	53.12
Forfeited	(180,618)	25.76

Outstanding at December 30, 2011	23,849,330	$31.92	5.9	$77

Vested and non-vested expected to vest at December 30, 2011	23,105,635	$31.97	5.9	$75
Exercisable at December 30, 2011	15,636,232	$32.93	4.3	$52

        As of December 30, 2011, there was $59 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 2.3 years.

  Share-Based Compensation Assumptions

        The weighted-average grant-date fair value of options granted during the quarter ended December 30, 2011 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the quarter then ended were as follows:

Weighted-average grant-date fair value	$9.50
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.3%
Expected annual dividend per share	$0.84
Expected life of options (in years)	6.0

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Segment Data

        Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
	(in millions)
Transportation Solutions	$1,405	$1,311	$223	$189
Communications and Industrial Solutions	1,075	1,223	76	181
Network Solutions	829	666	79	30

Total	$3,309	$3,200	$378	$400

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	December 30, 2011	September 30, 2011
	(in millions)
Transportation Solutions	$3,139	$3,187
Communications and Industrial Solutions	2,212	2,379
Network Solutions	1,898	1,961

Total segment assets(1)	7,249	7,527
Other current assets	2,418	2,268
Other non-current assets	7,856	7,928

Total assets	$17,523	$17,723

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

22. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, and Credit Facilities, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended December 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,309	$—	$3,309
Cost of sales	—	—	2,326	—	2,326

Gross margin	—	—	983	—	983
Selling, general, and administrative expenses	16	1	381	—	398
Research, development, and engineering expenses	—	—	184	—	184
Acquisition costs	—	2	2	—	4
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(16)	(3)	397	—	378
Interest income	—	—	5	—	5
Interest expense	—	(37)	(1)	—	(38)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	270	294	—	(564)	—
Equity in net income of subsidiaries of discontinued operations	8	8	—	(16)
Intercompany interest and fees	(2)	16	(14)	—	—

Income from continuing operations before income taxes	260	278	388	(580)	346
Income tax expense	—	—	(92)	—	(92)

Income from continuing operations	260	278	296	(580)	254
Income from discontinued operations, net of income taxes	—	—	8	—	8

Net income	260	278	304	(580)	262
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$260	$278	$302	$(580)	$260

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended December 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,200	$—	$3,200
Cost of sales	—	—	2,179	—	2,179

Gross margin	—	—	1,021	—	1,021
Selling, general, and administrative expenses	43	1	358	—	402
Research, development, and engineering expenses	—	—	163	—	163
Acquisition and integration costs	2	—	15	—	17
Restructuring and other charges, net	—	—	39	—	39

Operating income (loss)	(45)	(1)	446	—	400
Interest income	—	—	5	—	5
Interest expense	—	(33)	(2)	—	(35)
Other income, net	—	—	12	—	12
Equity in net income of subsidiaries	318	328	—	(646)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(5)	24	(19)	—	—

Income from continuing operations before income taxes	265	315	442	(640)	382
Income tax expense	—	—	(113)	—	(113)

Income from continuing operations	265	315	329	(640)	269
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	265	315	326	(640)	266
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group, S.A., or Other Subsidiaries	$265	$315	$325	$(640)	$265

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of December 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,390	$—	$1,390
Accounts receivable, net	2	—	2,239	—	2,241
Inventories	—	—	1,918	—	1,918
Intercompany receivables	24	—	31	(55)	—
Prepaid expenses and other current assets	1	6	618	—	625
Deferred income taxes	—	—	403	—	403

Total current assets	27	6	6,599	(55)	6,577
Property, plant, and equipment, net	—	—	3,090	—	3,090
Goodwill	—	—	3,569	—	3,569
Intangible assets, net	—	—	638	—	638
Deferred income taxes	—	—	2,322	—	2,322
Investment in subsidiaries	7,676	13,379	—	(21,055)	—
Intercompany loans receivable	9	2,297	5,305	(7,611)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,068	—	1,068
Other assets	—	33	226	—	259

Total Assets	$7,712	$15,715	$22,817	$(28,721)	$17,523

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$895	$1	$—	$896
Accounts payable	2	—	1,391	—	1,393
Accrued and other current liabilities	81	67	1,286	—	1,434
Deferred revenue	—	—	97	—	97
Intercompany payables	31	—	24	(55)	—

Total current liabilities	114	962	2,799	(55)	3,820
Long-term debt	—	1,779	171	—	1,950
Intercompany loans payable	8	5,298	2,305	(7,611)	—
Long-term pension and postretirement liabilities	—	—	1,174	—	1,174
Deferred income taxes	—	—	333	—	333
Income taxes	—	—	2,139	—	2,139
Other liabilities	—	—	517	—	517

Total Liabilities	122	8,039	9,438	(7,666)	9,933

Total Equity	7,590	7,676	13,379	(21,055)	7,590

Total Liabilities and Equity	$7,712	$15,715	$22,817	$(28,721)	$17,523

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Quarter Ended December 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(23)	$(45)	$278	$—	$210
Net cash used in discontinued operating activities	—	—	(3)	—	(3)

Net cash provided by (used in) operating activities	(23)	(45)	275	—	207

Cash Flows From Investing Activities:
Capital expenditures	—	—	(130)	—	(130)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Change in intercompany loans	(16)	(416)	—	432	—
Other	—	—	(1)	—	(1)

Net cash used in investing activities	(16)	(416)	(126)	432	(126)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	135	284	(419)	—	—
Increase in commercial paper	—	179	—	—	179
Proceeds from exercise of share options	—	—	12	—	12
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends	(79)	—	2	—	(77)
Loan borrowing with parent	—	—	432	(432)	—
Other	—	(2)	(5)	—	(7)

Net cash provided by continuing financing activities	39	461	22	(432)	90
Net cash provided by discontinued financing activities	—	—	3	—	3

Net cash provided by financing activities	39	461	25	(432)	93

Effect of currency translation on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	171	—	171
Cash and cash equivalents at beginning of period	—	—	1,219	—	1,219

Cash and cash equivalents at end of period	$—	$—	$1,390	$—	$1,390

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Quarter Ended December 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(50)	$(41)	$245	$—	$154

Cash Flows From Investing Activities:
Capital expenditures	—	—	(117)	—	(117)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Proceeds from sale of short-term investments	—	—	37	—	37
Acquisition of business, net of cash acquired	—	—	(717)	—	(717)
Change in intercompany loans	—	1,177	—	(1,177)	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	1,177	(793)	(1,177)	(793)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	169	(1,285)	1,116	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Proceeds from exercise of share options	—	—	24	—	24
Repurchase of common shares	(45)	—	—	—	(45)
Payment of cash distributions to shareholders	(74)	—	3	—	(71)
Loan borrowing with parent	—	—	(1,177)	1,177	—
Other	—	—	(4)	—	(4)

Net cash provided by (used in) financing activities	50	(1,136)	(38)	1,177	53

Effect of currency translation on cash	—	—	3	—	3
Net decrease in cash and cash equivalents	—	—	(583)	—	(583)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,407	$—	$1,407

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

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales increased 3.4% in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. We experienced moderate growth in our sales into consumer based markets, as growth in the automotive end market in our Transportation Solutions segment was largely offset by declines within the consumer devices and appliance end markets in our Communications and Industrial Solutions segment. Also, in industrial and infrastructure based markets, our sales growth was primarily attributable to the acquisition of ADC Telecommunications, Inc. ("ADC") in December 2010. ADC contributed incremental sales of $185 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

        Net sales in the second quarter of fiscal 2012 are expected to be between $3.3 billion and $3.4 billion, reflecting a decrease in net sales in the Communications and Industrial Solutions and Network Solutions segments, partially offset by growth in the Transportation Solutions segment, with growth in both the automotive and aerospace, defense, and marine end markets, as compared to the second quarter of fiscal 2011. We expect the automotive end market to benefit from an anticipated increase of 2% in global automotive production as compared to the second quarter of fiscal 2011. During the second quarter of fiscal 2012, we expect the Communications and Industrial Solutions segment will continue to be adversely impacted by weak spending in the data communications and industrial end markets as well as inventory corrections in the supply chain. We expect the Network Solutions segment to be negatively impacted by slower spending by North American telecommunication carriers and lower levels of project activity in the subsea communications end market in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011. In the second quarter of fiscal 2012, we expect diluted earnings per share to be in the range of $0.57 to $0.61 per share.

        For fiscal 2012, we expect net sales to be between $13.8 billion and $14.2 billion. In the Transportation Solutions segment, we expect the automotive end market to benefit from an anticipated increase in global automotive production of approximately 3% over fiscal 2011 levels. In the Communications and Industrial Solutions segment, we expect improvements in the second half of the fiscal year as compared to the first half of the fiscal year as a result of normal seasonal increases and the completion of inventory corrections in the supply chain. In the Network Solutions segment, we expect improvements in the second half of the fiscal year as compared to the first half of the fiscal year as a result of seasonal increases in the telecommunications and energy end markets. We expect diluted earnings per share to be in the range of $2.70 to $2.90 per share for fiscal 2012.

        The above outlook assumes current foreign exchange and commodity rates and does not include results related to the anticipated acquisition of Deutsch Group SAS.

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

  Anticipated Acquisition

        On December 14, 2011, we entered into a Sale and Purchase Agreement (the "SPA") to acquire Deutsch Group SAS ("Deutsch"), a global leader in high-performance connectors for harsh environments, from Deutsch's current shareholders (the "Sellers"). Pursuant to the SPA, we have agreed to pay the Sellers consideration of €1.15 billion (or approximately $1.49 billion using a December 30, 2011 exchange rate of $1.29 per €1.00), which will not be subject to an adjustment based on Deutsch's performance prior to closing and will accrue interest at a per annum rate of 5.5% after February 28, 2012 if the transaction has not closed prior to that date. The total value of the transaction amounts to €1.55 billion (approximately $2.0 billion using an exchange rate of $1.29 per €1.00), which includes Deutsch's debt to be repaid at closing.

        The transaction is expected to close by the end of the third quarter of fiscal 2012. The close of the transaction is subject to customary regulatory conditions including foreign investments approval by the French Ministry of Economy and Finance, approval of the Committee on Foreign Investment in the U.S. and antitrust clearances. The transaction terms also include termination rights, including a termination fee of €50 million payable to the Sellers by us if the transaction does not close.

        During the first quarter of fiscal 2012, the Condensed Consolidated Statements of Operations included $4 million of acquisition costs related to acquiring Deutsch.

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

        In connection with our manufacturing simplification plan and in response to economic conditions, we incurred restructuring charges of approximately $19 million during the first quarter of fiscal 2012 and expect to incur restructuring charges of approximately $90 million during fiscal 2012. In the first quarter of fiscal 2012, cash spending related to restructuring was $42 million. We expect total spending, which will be funded with cash from operations, to be approximately $175 million in fiscal 2012. Annualized cost savings related to these actions are expected to be approximately $145 million. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

 Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations during the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 172 million pounds of copper, 157,000 troy ounces of gold, and 3.4 million troy ounces of silver in fiscal 2012. Prices have increased in recent years and continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended
	Measure	December 30, 2011	December 24, 2010
Copper	Lb.	$3.91	$3.72
Gold	Troy oz.	$1,491	$1,272
Silver	Troy oz.	$33.68	$24.02
  •
  Foreign exchange.  Approximately 54% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first quarter of fiscal 2012 by major currencies invoiced was as follows:

U.S. Dollar	46%
Euro	27
Japanese Yen	9
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended
	December 30, 2011		December 24, 2010
	($ in millions)
Net sales	$3,309	100.0%	$3,200	100.0%
Cost of sales	2,326	70.3	2,179	68.1

Gross margin	983	29.7	1,021	31.9
Selling, general, and administrative expenses	398	12.0	402	12.6
Research, development, and engineering expenses	184	5.6	163	5.1
Acquisition and integration costs	4	0.1	17	0.5
Restructuring and other charges, net	19	0.6	39	1.2

Operating income	378	11.4	400	12.5
Interest income	5	0.2	5	0.2
Interest expense	(38)	(1.1)	(35)	(1.1)
Other income, net	1	—	12	0.4

Income from continuing operations before income taxes	346	10.5	382	11.9
Income tax expense	(92)	(2.8)	(113)	(3.5)

Income from continuing operations	254	7.7	269	8.4
Income (loss) from discontinued operations, net of income taxes	8	0.2	(3)	(0.1)

Net income	262	7.9	266	8.3
Less: net income attributable noncontrolling interests	(2)	(0.1)	(1)	—

Net income attributable to TE Connectivity Ltd.	$260	7.9%	$265	8.3%

        Net Sales.    Net sales increased $109 million, or 3.4%, to $3,309 million in the first quarter of fiscal 2012 from $3,200 million in the first quarter of fiscal 2011. The increase was primarily a result of the acquisition of ADC in the first quarter of fiscal 2011, which contributed net sales of $236 million in the first quarter of fiscal 2012 as compared to $51 million in the first quarter of fiscal 2011, and increased net sales of $94 million in the automotive and aerospace, defense, and marine end markets. These increases were partially offset by lower net sales in our Communications and Industrial Solutions segment. Foreign currency exchange rates positively affected net sales by $7 million in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. On an organic basis, net sales decreased $83 million, or 2.6%, in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. See further discussion of organic net sales below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Asia-Pacific	35%	35%
Europe/Middle East/Africa (EMEA)	33	36
Americas	32	29

Total	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 30, 2011 versus Net Sales for the Quarter Ended December 24, 2010
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Asia-Pacific	$(27)	(2.4)%	$29	$29	$31	2.8%
EMEA	(78)	(6.8)	(11)	30	(59)	(5.1)
Americas	22	2.4	(11)	126	137	14.7

Total	$(83)	(2.6)%	$7	$185	$109	3.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Transportation Solutions	42%	41%
Communications and Industrial Solutions	33	38
Network Solutions	25	21

Total	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 30, 2011 versus Net Sales for the Quarter Ended December 24, 2010
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Transportation Solutions	$90	6.8%	$4	$—	$94	7.2%
Communications and Industrial Solutions	(157)	(12.9)	9	—	(148)	(12.1)
Network Solutions	(16)	(2.6)	(6)	185	163	24.5

Total	$(83)	(2.6)%	$7	$185	$109	3.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin decreased $38 million to $983 million in the first quarter of fiscal 2012 from $1,021 million in the first quarter of fiscal 2011. Gross margin as a percentage of net sales decreased to 29.7% in the first quarter of fiscal 2012 from 31.9% in the same period of fiscal 2011. The decrease in gross margin was due to the unfavorable impacts of decreased volume and increased material costs, partially offset by the gross margin on incremental ADC sales and improved manufacturing productivity.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $4 million to $398 million in the first quarter of fiscal 2012 from $402 million in the first quarter of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales were 12.0% and 12.6% in the first quarters of fiscal 2012 and 2011, respectively.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses increased to $184 million in the first quarter of fiscal 2012 from $163 million in the first quarter of fiscal 2011 as a result of our continued focus on developing future technologies within our businesses.

        Acquisition and Integration Costs.    In connection with the anticipated acquisition of Deutsch, we incurred acquisition costs of $4 million during the first quarter of fiscal 2012. During the first quarter of fiscal 2011, we incurred acquisition and integration costs of $17 million in connection with the acquisition of ADC.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $19 million in the first quarter of fiscal 2012 as compared to $39 million in the same period of fiscal 2011. Fiscal 2012 actions were primarily associated with headcount reductions in the Communications and Industrial Solutions segment. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $378 million in the first quarter of fiscal 2012 as compared to $400 million in the same period of fiscal 2011. As discussed above, results for the first quarter of fiscal 2012 included net restructuring and other charges of $19 million and acquisition costs of $4 million. Results for the first quarter of fiscal 2011 included net restructuring and other charges of $39 million, acquisition and integration costs of $17 million, and charges of $7 million associated with the amortization of acquisition accounting-related fair value adjustments related to acquired inventories and customer order backlog. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume and increased material costs, partially offset by improved manufacturing productivity.

Non-Operating Items

  Other Income, Net

        We recorded net other income of $1 million and $12 million in the quarters ended December 30, 2011 and December 24, 2010, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  Income Taxes

        We recorded a tax provision of $92 million, for an effective income tax rate of 26.6%, and a tax provision of $113 million, for an effective income tax rate of 29.6%, for the quarters ended December 30, 2011 and December 24, 2010, respectively. The effective income tax rate for the quarter ended December 30, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter. The effective income tax rate for the quarter ended December 24, 2010 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and the impacts of acquisition and integration costs and restructuring charges related to the acquisition of ADC for which a tax benefit was not recognized.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $8 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2011, loss from discontinued operations was $3 million.

        In the first quarter of fiscal 2012, we recorded a $21 million partial recovery of a prior loss, net of legal fees, to pre-tax income from discontinued operations in connection with a favorable judgment related to our former Wireless Systems business's State of New York contract. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the State of New York contract. Pre-tax income from discontinued operations in the first quarter of fiscal 2012 also included a $5 million charge related to an unfavorable judgment associated with a holdback of purchase price of a previously acquired business which was subsequently divested in connection with the sale of our Radio Frequency Components and Subsystem business in fiscal 2008.

        See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	($ in millions)
Net sales	$1,405	$1,311
Operating income	$223	$189
Operating margin	15.9%	14.4%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Automotive	88%	88%
Aerospace, Defense, and Marine	12	12

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2011 versus Net Sales for the Quarter Ended December 24, 2010
	Organic(1)		Translation(2)	Total
	($ in millions)
Automotive	$76	6.5%	$4	$80	6.9%
Aerospace, Defense, and Marine	14	9.1	—	14	8.9

Total	$90	6.8%	$4	$94	7.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Transportation Solutions' net sales increased $94 million, or 7.2%, to $1,405 million in the first quarter of fiscal 2012 from $1,311 million in the first quarter of fiscal 2011. Organic net sales increased by $90 million, or 6.8%, in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to an increase of $76 million in the automotive end market. The strengthening of certain foreign currencies positively affected net sales by $4 million in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the automotive end market, our organic net sales increased 6.5% in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. The increase resulted from growth in the Asia-Pacific region of 14.1% and in the Americas region of 11.5%, partially offset by a decrease in EMEA of 1.1%. This growth was driven by higher automotive production and increased content per vehicle. In the aerospace, defense, and marine end markets, our organic net sales increased 9.1% in the first quarter of fiscal 2012 as compared to the same period in fiscal 2011 primarily as a result of growth in commercial aviation due to increased production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $34 million to $223 million in the first quarter of fiscal 2012 from $189 million in the first quarter of fiscal 2011. Segment results for the first quarter of fiscal 2012 included $4 million of acquisition costs related to the anticipated acquisition of Deutsch. Segment results included $4 million of net credits and $1 million of net charges to restructuring and other charges (credits) in the first quarters of fiscal 2012 and 2011, respectively. Excluding these items, the increase in operating income resulted primarily from the favorable impacts of increased volume and pricing actions.

  Communications and Industrial Solutions

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	($ in millions)
Net sales	$1,075	$1,223
Operating income	$76	$181
Operating margin	7.1%	14.8%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Industrial	29%	30%
Consumer Devices	26	26
Data Communications	20	21
Appliance	15	16
Touch Solutions	10	7

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2011 versus Net Sales for the Quarter Ended December 24, 2010
	Organic(1)		Translation(2)	Total
	($ in millions)
Industrial	$(55)	(15.1)%	$2	$(53)	(14.4)%
Consumer Devices	(37)	(11.6)	4	(33)	(10.4)
Data Communications	(52)	(19.7)	2	(50)	(19.1)
Appliance	(28)	(15.0)	—	(28)	(14.6)
Touch Solutions	15	17.7	1	16	18.8

Total	$(157)	(12.9)%	$9	$(148)	(12.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

        Communications and Industrial Solutions' net sales decreased $148 million, or 12.1%, to $1,075 million in the first quarter of fiscal 2012 from $1,223 million in the first quarter of fiscal 2011. Organic net sales decreased $157 million, or 12.9%, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The strengthening of certain foreign currencies positively affected net sales by $9 million in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the industrial end market, our organic net sales decreased 15.1% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily as a result of inventory corrections in the supply chain and market weakness, particularly in the EMEA and Asia-Pacific regions. In the consumer devices end market, our organic net sales decreased 11.6% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 due to weaker demand in the mobile phone market driven by our platform position, as well as softness in the personal computer market. In the data communications end market, our organic net sales decreased 19.7% in the first quarter of fiscal 2012 from the same period of fiscal 2011 due to market softness and inventory reductions in the supply chain. In the appliance end market, our organic net sales decreased 15.0% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily as a result of weakness in the Asia-Pacific and EMEA regions, resulting from lower demand and inventory reductions in the supply chain. In the touch solutions end market, our organic net sales increased 17.7% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 as a result of increased sales in the medical and retail markets, particularly in the Americas region.

        Communications and Industrial Solutions' operating income decreased $105 million to $76 million in the first quarter of fiscal 2012 from $181 million in the first quarter of fiscal 2011. Segment results included restructuring and other charges of $17 million and $3 million in the first quarters of fiscal 2012 and 2011, respectively. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume, increased materials cost, price erosion, and unfavorable product mix.

  Network Solutions

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	($ in millions)
Net sales	$829	$666
Operating income	$79	$30
Operating margin	9.5%	4.5%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2011	December 24, 2010
Telecom Networks	40%	29%
Energy	24	31
Enterprise Networks	20	19
Subsea Communications	16	21

Total	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2011 versus Net Sales for the Quarter Ended December 24, 2010
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Telecom Networks	$(2)	(1.1)%	$(2)	$148	$144	75.0%
Energy	(8)	(4.0)	(1)	—	(9)	(4.4)
Enterprise Networks	6	4.9	(3)	37	40	31.7
Subsea Communications	(12)	(8.5)	—	—	(12)	(8.4)

Total	$(16)	(2.6)%	$(6)	$185	$163	24.5%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

        Network Solutions' net sales increased $163 million, or 24.5%, to $829 million in the first quarter of fiscal 2012 from $666 million in the first quarter of fiscal 2011. Organic net sales decreased $16 million, or 2.6%, in the first quarter of fiscal 2012 from the same period of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $6 million in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011. ADC, which was acquired on December 8, 2010, contributed net sales of $236 million and $51 million, in the first quarters of fiscal 2012 and 2011, respectively.

        In the telecom networks end market, our organic net sales decreased 1.1% in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011 largely due to decreased capital investments by major carriers in the telecommunications industry, particularly in the EMEA and North America regions. In the energy end market, our organic net sales decreased 4.0% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily as a result of softness in the EMEA region, partially offset by growth in the Americas region. In the enterprise networks end market, our organic sales increased 4.9% in the first quarter of fiscal 2012 from fiscal 2011 levels due to continued data center investments, particularly in the Asia-Pacific and EMEA regions. The subsea communications end market's organic net sales decreased 8.5% in the first quarter of fiscal 2012 as compared to the same period of fiscal 2011 due to lower levels of project activity. We expect net sales in the second quarter of fiscal 2012 in the subsea communications end market to be similar to first quarter fiscal 2012 levels.

        Network Solutions' operating income increased $49 million to $79 million in the first quarter of fiscal 2012 from $30 million in the first quarter of fiscal 2011. Segment results for the first quarter of fiscal 2012 included $6 million of restructuring charges. Segment results for the first quarter of fiscal 2011 included $59 million of charges related to the acquisition of ADC, including $35 million of restructuring charges, $10 million of integration costs, $7 million of acquisition costs, and $7 million of charges associated with the amortization of acquisition accounting-related fair value adjustments related to acquired inventories and customer order backlog. Excluding these items, the decrease in operating income was attributable to the unfavorable impacts of decreased volume and price erosion, largely offset by improved manufacturing productivity and cost benefits realized with synergies associated with the integration of ADC.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of our 6.00% senior notes due in October 2012. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. We intend to fund the acquisition of Deutsch, including the Deutsch debt to be repaid at closing, with approximately $1.0 billion of our cash and cash equivalents and approximately $1.0 billion of funds from any combination of the issuance of registered or unregistered notes, the issuance of commercial paper, and, if necessary, borrowing under our existing credit facilities. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        In the first quarter of fiscal 2012, net cash provided by continuing operating activities increased $56 million to $210 million from $154 million in the first quarter of fiscal 2011. The increase resulted primarily from improved working capital partially offset by higher income taxes paid and the impact of moderately lower income levels. The amount of income taxes paid, net of refunds, was $53 million and $8 million during the first quarters of fiscal 2012 and 2011, respectively.

        We expect to make net cash payments related to pre-separation tax matters of approximately $70 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 11 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our cash generation which is free from any significant existing obligation. Free cash flow was $85 million in the first quarter of fiscal 2012 as compared to $45 million in the first quarter of fiscal 2011. The increase in free cash flow in fiscal 2012 as compared to fiscal 2011 was primarily driven by increases in cash provided by operating activities partially offset by an increase in capital expenditures. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Quarters Ended
	December 30, 2011	December 24, 2010
	(in millions)
Net cash provided by continuing operating activities	$210	$154
Capital expenditures	(130)	(117)
Proceeds from sale of property, plant, and equipment	5	8

Free cash flow	$85	$45

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending increased $13 million to $130 million in the first quarter of fiscal 2012 from $117 million in the first quarter of fiscal 2011. We expect fiscal 2012 capital spending levels to be approximately 4% to 5% of net sales.

        In the first quarter of fiscal 2011, we acquired ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million of other non-cash consideration. Short-term investments acquired in connection with the acquisition of ADC were sold for proceeds of $37 million in the first quarter of fiscal 2011.

  Cash Flows from Financing Activities and Capitalization

        Total debt at December 30, 2011 and September 30, 2011 was $2,846 million and $2,669 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        In December 2011, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, entered into a 364-day credit agreement ("364-Day Credit Facility") with total commitments of $700 million. Under the terms of the agreement, the commitments will be reduced upon certain events, including the incurrence of certain types of debt, certain equity issuances, and certain dispositions. TEGSA had no borrowings under the 364-Day Credit Facility at December 30, 2011.

        Borrowings under the 364-Day Credit Facility will bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) JP Morgan Chase Bank, N.A. New York branch's prime rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 10.0 to 22.5 basis points based upon the amount of the lenders' commitments under the 364-Day Credit Facility and the applicable credit ratings of TEGSA.

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Five-Year Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Five-Year Credit Facility at December 30, 2011 and September 30, 2011.

        The 364-Day Credit Facility and the Five-Year Credit Facility (together, the "Credit Facilities") contain financial ratio covenants providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facilities) to Consolidated EBITDA (as defined in the Credit Facilities) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facilities) is triggered. The Credit Facilities and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 30, 2011, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facilities are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

        Payment of common share dividends and cash distributions to shareholders were $77 million and $71 million in the first quarters of fiscal 2012 and 2011, respectively. In March 2011, our shareholders approved a dividend payment to shareholders of 0.68 Swiss Francs ("CHF") (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the third installment of the dividend at a rate of $0.18 per share during the quarter ended December 30, 2011.

        In September 2011, our board of directors approved a recommendation to shareholders to increase the quarterly dividend 17%, from $0.18 to $0.21 per share, for the four fiscal quarters beginning with the third quarter of fiscal 2012. This recommendation is in the form of a cash distribution through a capital reduction in the par value of our common shares. This recommendation will be presented for shareholder approval at our annual general meeting of shareholders in March 2012.

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Upon our implementation of Swiss tax law regarding the classification of Swiss Contributed Surplus for Swiss tax and statutory purposes, distributions to shareholders from Swiss Contributed Surplus will be free from withholding tax. We are in discussions with Swiss tax authorities regarding certain administrative aspects of the law related to the classification of Swiss Contributed Surplus for tax and statutory reporting purposes. Should we not be successful in our discussions, we may need to formally enter into an appeal process in order to gain a favorable ruling. While these discussions are on-going, as of September 30, 2011, we provisionally reclassified CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet to conform to the presentation requirements of the Swiss tax law as currently interpreted by the Swiss tax authorities. We may, in the future and depending upon the outcome of our discussions and any related appeals, reverse the classification. The current classification may negatively impact our ability to repurchase our shares in future years. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

        During the first quarter of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the first quarter of fiscal 2011, we purchased approximately 1.4 million of our common shares for $45 million. At December 30, 2011, we had $1,501 million of availability remaining under our share repurchase authorization.

Backlog

        At December 30, 2011, we had a backlog of unfilled orders of $2,865 million compared to a backlog of $2,961 million at September 30, 2011. Backlog by reportable segment was as follows:

	December 30, 2011	September 30, 2011
	(in millions)
Transportation Solutions	$1,101	$1,041
Communications and Industrial Solutions	1,077	1,140
Network Solutions	687	780

Total	$2,865	$2,961

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not remaining in dispute, it is likely that Tyco International will settle with the IRS and pay any related deficiencies within the next twelve months.

Over the next twelve months, we expect to pay approximately $70 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. In connection with the completion of fieldwork and the settlement of certain tax matters, we made net cash payments of $154 million related to pre-separation deficiencies in the fourth quarter of fiscal 2011.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During the first quarter of fiscal 2012, the IRS indicated that it would begin the audit of our income tax returns for the years 2008 through 2010 in fiscal 2012.

        At December 30, 2011 and September 30, 2011, we have reflected $218 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. See Note 11 to the Condensed Consolidated Financial Statements for further information regarding legal proceedings.

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

  State of New York Contract

        In September 2005, we were awarded a twenty-year lease contract with the State of New York (the "State") to construct, operate, and maintain a statewide wireless communications network for use by state and municipal first responders. In August 2008, we were served by the State with a default notice related to the first regional network, pursuant to the contract. In January 2009, the State notified us that, in the State's opinion, we had not fully remediated issues cited by the State and it had determined that we were in default of the contract and that it had exercised its right to terminate the contract. The State contended that it had the right under the contract to recoup costs incurred by the State in conjunction with the implementation of the network, and as a result of this contention, in January 2009, the State drew down $50 million against an irrevocable standby letter of credit funded by us.

        In February 2009, we filed a claim in the New York Court of Claims, seeking over $100 million in damages, and alleging a number of causes of action, including breach of contract, unjust enrichment, defamation, conversion, breach of the covenant of good faith and fair dealing, the imposition of a constructive trust, and seeking a declaration that the State terminated the contract "for convenience." In September 2009, the Court granted the State's motion to dismiss all counts of the complaint, with the exception of the breach of contract claim and a claim for breach of warranty in connection with the State's drawdown on the $50 million letter of credit. In November 2009, the State filed an answer to the complaint and counterclaim asserting breach of contract and alleging that the State has incurred damages in excess of $275 million. We moved to dismiss the counterclaim in February 2010, and in June 2010 the Court denied our motion. We filed our answer to the State's counterclaim in July 2010. On December 27, 2011, the Court of Claims entered judgment in our favor in the amount of $25 million, payment of which is expected to be made in the third quarter of fiscal 2012. The Court also dismissed the State's counterclaim against us with prejudice. The Court's judgment resolves all outstanding issues between the parties in this matter. The $25 million judgment is reflected in income from discontinued operations on the Condensed Consolidated Statement of Operations for the quarter ended December 30, 2011.

  Com-Net

        At December 30, 2011, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We have no reason to believe that these uncertainties would have a material adverse effect on our results of operations, financial position, or cash flows.

        At December 30, 2011, we had outstanding letters of credit and letters of guarantee in the amount of $425 million.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $250 million were recorded on the Condensed Consolidated Balance Sheet at December 30, 2011. See Notes 10 and 11 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, share-based compensation, and acquisitions are based on, among other things, judgments and assumptions made by management. During the quarter ended December 30, 2011, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in ASC 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013 with early adoption permitted. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

        In December 2011, the FASB issued an update to guidance in ASC 210, Balance Sheet, that enhances the disclosure requirements related to offsetting assets and liabilities. This update to ASC 210 is effective for us in the first quarter of fiscal 2014. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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

        Free cash flow excludes net capital expenditures, voluntary pension contributions, and the cash impact of special items. Net capital expenditures are subtracted because they represent long-term commitments. Voluntary pension contributions are subtracted from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, are also considered by management in evaluating free cash flow. We believe investors should also consider these items in evaluating our free cash flow.

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

        The following and other risks, which are described in greater detail in "Part II. Item 1A. Risk Factors" of this report and "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Risks associated with our proposed acquisition of Deutsch;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first three months of fiscal 2012, except for the items discussed below. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. In the first quarter of fiscal 2012, in connection with the planned acquisition of Deutsch, a transaction that is expected to be denominated in Euros, we have employed foreign currency forward contracts to manage variability between the Euro and U.S. Dollar and to accumulate Euros for the purpose of the acquisition. A 10% appreciation of the underlying currency in a foreign currency forward or swap contract from the December 30, 2011 market rates would have decreased the unrealized value of our forward contracts by $99 million, while a 10% depreciation would have increased the unrealized value by $99 million. A 10% appreciation of the underlying currency in a foreign currency forward or swap contract from the September 30, 2011 market rates would have decreased the unrealized value of our forward contracts by $20 million, while a 10% depreciation would have increased the unrealized value by $20 million. Such gains or losses on contracts not associated with the planned acquisition of Deutsch would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions, or, for contracts associated with the planned acquisition of Deutsch, such gains or losses would be generally offset by gains or losses on the revaluation of intercompany non-derivative financial instruments.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2011.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, except the development described under "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Matters Related to Our Former Wireless Systems Business—State of New York Contract" of this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 except as otherwise described below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

  The Deutsch acquisition may not be successful.

        We recently announced our entry into a sale and purchase agreement to acquire Deutsch. Risks associated with the acquisition of Deutsch include the risk that the acquisition may not be consummated, the risk that regulatory approval that may be required for the acquisition is not obtained or is obtained subject to conditions that are not anticipated, the risk that Deutsch's operations will not be integrated successfully into ours, and the risk that revenue opportunities, cost savings, and other anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected, the occurrence of which could adversely affect our results of operations, financial position, and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 30, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1- October 28, 2011	2,729	$29.61	—	$1,500,631,148
October 29 - December 2, 2011	187,256	34.16	—	1,500,631,148
December 3 - December 30, 2011	—	—	—	1,500,631,148

Total	189,985	$34.09	—

(1)
This column includes the acquisition of 189,985 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans during the quarter ended December 30, 2011.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Sale and Purchase Agreement among TE Connectivity Ltd. and the Sellers named therein with respect to Deutsch Group SAS, dated as of December 14, 2011*
10.2	364-Day Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 20, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity Ltd.'s Current Report on Form 8-K, filed December 21, 2011)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 30, 2011, filed on January 27, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 or to this Quarterly Report, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: January 27, 2012