Form 10-Q
period 2012-03-30
TE Connectivity Ltd.
filed 2012-04-30
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2012
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

        The number of common shares outstanding as of April 24, 2012 was 427,574,960.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions, except per share data)
Net sales	$3,249	$3,339	$6,419	$6,446
Cost of sales	2,228	2,331	4,455	4,447

Gross margin	1,021	1,008	1,964	1,999
Selling, general, and administrative expenses	427	431	810	820
Research, development, and engineering expenses	173	173	350	329
Acquisition and integration costs	4	1	8	18
Restructuring and other charges, net	32	11	50	50

Operating income	385	392	746	782
Interest income	7	6	12	11
Interest expense	(44)	(43)	(83)	(78)
Other income, net	11	6	12	18

Income from continuing operations before income taxes	359	361	687	733
Income tax expense	(91)	(69)	(179)	(177)

Income from continuing operations	268	292	508	556
Income (loss) from discontinued operations, net of income taxes	(10)	8	12	10

Net income	258	300	520	566
Less: net income attributable to noncontrolling interests	(1)	(1)	(3)	(2)

Net income attributable to TE Connectivity Ltd.	$257	$299	$517	$564

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$267	$291	$505	$554
Income (loss) from discontinued operations	(10)	8	12	10

Net income	$257	$299	$517	$564

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.63	$0.66	$1.19	$1.25
Income (loss) from discontinued operations	(0.03)	0.01	0.02	0.02

Net income	$0.60	$0.67	$1.21	$1.27

Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.62	$0.65	$1.17	$1.23
Income (loss) from discontinued operations	(0.02)	0.02	0.03	0.03

Net income	$0.60	$0.67	$1.20	$1.26

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.18	$0.16	$0.36	$0.32
Weighted-average number of shares outstanding:
Basic	427	443	426	444
Diluted	431	449	430	449

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 30, 2012	September 30, 2011
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$2,866	$1,218
Accounts receivable, net of allowance for doubtful accounts of $40 and $38, respectively	2,288	2,341
Inventories	1,833	1,878
Prepaid expenses and other current assets	453	634
Deferred income taxes	402	402
Assets held for sale	469	508

Total current assets	8,311	6,981
Property, plant, and equipment, net	3,107	3,140
Goodwill	3,283	3,288
Intangible assets, net	606	631
Deferred income taxes	2,290	2,364
Receivable from Tyco International Ltd. and Covidien plc	1,167	1,066
Other assets	265	253

Total Assets	$19,029	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$1,285	$—
Accounts payable	1,367	1,454
Accrued and other current liabilities	1,555	1,733
Deferred revenue	98	143
Liabilities held for sale	66	80

Total current liabilities	4,371	3,410
Long-term debt	2,687	2,667
Long-term pension and postretirement liabilities	1,173	1,202
Deferred income taxes	333	333
Income taxes	2,264	2,122
Other liabilities	518	505

Total Liabilities	11,346	10,239

Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 463,080,684 shares authorized and issued, CHF 1.37 par value	204	593
Contributed surplus	7,592	7,604
Accumulated earnings	601	84
Treasury shares, at cost, 35,579,778 and 39,303,550 shares, respectively	(1,112)	(1,235)
Accumulated other comprehensive income	389	428

Total TE Connectivity Ltd. shareholders' equity	7,674	7,474
Noncontrolling interests	9	10

Total Equity	7,683	7,484

Total Liabilities and Equity	$19,029	$17,723

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 30, 2012	March 25, 2011
	(in millions)
Cash Flows From Operating Activities:
Net income	$520	$566
Income from discontinued operations, net of income taxes	(12)	(10)

Income from continuing operations	508	556
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	279	276
Deferred income taxes	78	97
Provision for losses on accounts receivable and inventories	35	12
Share-based compensation expense	35	39
Other	(15)	(4)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(16)	(38)
Inventories	(9)	(172)
Inventoried costs on long-term contracts	(5)	29
Prepaid expenses and other current assets	101	50
Accounts payable	(46)	34
Accrued and other current liabilities	(188)	(256)
Income taxes	(67)	14
Deferred revenue	(44)	(37)
Long-term pension and postretirement liabilities	20	44
Other	10	25

Net cash provided by continuing operating activities	676	669
Net cash provided by discontinued operating activities	53	42

Net cash provided by operating activities	729	711

Cash Flows From Investing Activities:
Capital expenditures	(270)	(227)
Proceeds from sale of property, plant, and equipment	7	12
Proceeds from sale of short-term investments	—	155
Acquisition of business, net of cash acquired	—	(717)
Other	(7)	(9)

Net cash used in continuing investing activities	(270)	(786)
Net cash used in discontinued investing activities	(1)	(4)

Net cash used in investing activities	(271)	(790)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	569	(100)
Proceeds from long-term debt	748	249
Repayment of long-term debt	—	(470)
Proceeds from exercise of share options	48	65
Repurchase of common shares	(17)	(281)
Payment of common share dividends and cash distributions to shareholders	(153)	(141)
Other	40	32

Net cash provided by (used in) continuing financing activities	1,235	(646)
Net cash used in discontinued financing activities	(52)	(38)

Net cash provided by (used in) financing activities	1,183	(684)

Effect of currency translation on cash	7	12
Net increase (decrease) in cash and cash equivalents	1,648	(751)
Cash and cash equivalents at beginning of period	1,218	1,990

Cash and cash equivalents at end of period	$2,866	$1,239

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net

        Charges (credits) to operations by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Transportation Solutions	$2	$(6)	$(2)	$(5)
Communications and Industrial Solutions	18	—	35	3
Network Solutions	12	17	17	52

Restructuring and related charges, net	$32	$11	$50	$50

        Amounts recognized on the Condensed Consolidated Statements of Operations were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Cash charges	$34	$6	$53	$45
Non-cash charges (credits)	(2)	5	(3)	5

Restructuring and related charges, net	$32	$11	$50	$50

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during the first six months of fiscal 2012 is summarized as follows:

	Balance at September 30, 2011	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at March 30, 2012
	(in millions)
Fiscal 2012 Actions:
Employee severance	$—	$50	$(14)	$—	$—	$36
Facilities exit costs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	50	(14)	—	—	36

Fiscal 2011 Actions:
Employee severance	104	5	(41)	(9)	2	61
Facilities exit costs	4	1	(2)	—	—	3
Other	1	—	(1)	—	—	—

Total	109	6	(44)	(9)	2	64

Pre-Fiscal 2011 Actions:
Employee severance	33	3	(12)	—	—	24
Facilities exit costs	31	3	(4)	—	(1)	29
Other	2	—	(1)	—	—	1

Total	66	6	(17)	—	(1)	54

Total Activity	$175	$62	$(75)	$(9)	$1	$154

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2012 Actions

        We initiated restructuring programs during fiscal 2012 which were primarily associated with headcount reductions in our Communications and Industrial Solutions segment. In connection with these actions, during the six months ended March 30, 2012, we recorded net restructuring charges of $50 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2012 by the end of fiscal 2013 and to incur total charges of approximately $51 million, primarily related to employee severance and benefits. Cash spending related to this plan was $14 million in the first six months of fiscal 2012. We expect total cash spending to be approximately $42 million and $9 million in fiscal 2012 and 2013, respectively.

        The following table summarizes charges incurred and total charges expected to be incurred for fiscal 2012 actions by segment:

	Charges Incurred
	For the Quarter Ended March 30, 2012	For the Six Months Ended March 30, 2012	Total Charges Expected To Be Incurred
	(in millions)
Transportation Solutions	$1	$4	$4
Communications and Industrial Solutions	18	32	33
Network Solutions	9	14	14

Total	$28	$50	$51

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions in force as a result of economic conditions, primarily in the Communications and Industrial Solutions segment. In connection with these actions, during the six months ended March 30, 2012 and March 25, 2011, we recorded net restructuring credits of $3 million and charges of $56 million, respectively, which primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2011 by the end of fiscal 2012 and to incur total charges of approximately $155 million, primarily related to employee severance and benefits. Cash spending related to this plan was $44 million in the first six months of fiscal 2012. We expect total cash spending to be approximately $96 million and $13 million in fiscal 2012 and 2013, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes charges incurred and total charges expected to be incurred for fiscal 2011 actions by segment:

	Charges Incurred
	For the Quarter Ended March 30, 2012	For the Six Months Ended March 30, 2012	Cumulative	Total Charges Expected To Be Incurred
	(in millions)
Transportation Solutions	$1	$(6)	$2	$2
Communications and Industrial Solutions	—	2	70	71
Network Solutions	1	1	80	82

Total	$2	$(3)	$152	$155

  Pre-Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2010 primarily relating to headcount reductions in the Transportation Solutions segment. We initiated restructuring programs during fiscal 2009 primarily relating to headcount reductions and manufacturing site closures across all segments in response to economic conditions and the implementation of our manufacturing simplification plan. We have completed all restructuring activities commenced in fiscal 2010 and 2009. In connection with these pre-fiscal 2011 actions, during the six months ended March 30, 2012 and March 25, 2011, we recorded net restructuring charges of $6 million and credits of $11 million, respectively. Cash spending related to these plans was $17 million in the first six months of fiscal 2012, and we expect total cash spending of approximately $35 million and $14 million in fiscal 2012 and 2013, respectively.

        During fiscal 2002, we recorded restructuring charges related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of March 30, 2012, the remaining restructuring reserves related to fiscal 2002 actions were $30 million, primarily relating to exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	March 30, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$21	$32
Communications and Industrial Solutions	66	65
Network Solutions	67	78

Restructuring reserves	$154	$175

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Restructuring reserves were included on our Condensed Consolidated Balance Sheets as follows:

	March 30, 2012	September 30, 2011
	(in millions)
Accrued and other current liabilities	$118	$129
Other liabilities	36	46

Restructuring reserves	$154	$175

4. Discontinued Operations

        In March 2012, we authorized the sale of our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria in the second quarter of fiscal 2012 and have been included in discontinued operations in all periods presented. Based on an estimated sales price, we determined that the carrying value of the TE Professional Services business was in excess of its fair value. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively. See Note 21 for additional information regarding the divestiture of these businesses.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in pre-tax income from discontinued operations on the Condensed Consolidated Statement of Operations for the six months ended March 30, 2012.

        The following table presents net sales, pre-tax income (loss), pre-tax loss on sale, and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Net sales	$140	$133	$279	$226

Pre-tax income (loss) from discontinued operations	$(15)	$13	$15	$22
Pre-tax loss on sale of discontinued operations	—	—	—	(4)
Income tax (expense) benefit	5	(5)	(3)	(8)

Income (loss) from discontinued operations, net of income taxes	$(10)	$8	$12	$10

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations (Continued)

        The following table presents balance sheet information for assets and liabilities held for sale:

	March 30, 2012	September 30, 2011
	(in millions)
Accounts receivable, net	$92	$84
Inventories	55	61
Prepaid expenses and other current assets	10	14
Property, plant, and equipment, net	16	23
Goodwill	280	298
Intangible assets, net	14	24
Other assets	2	4

Total assets	$469	$508

Accounts payable	$39	$29
Accrued and other current liabilities	15	40
Deferred revenue	4	2
Other liabilities	8	9

Total liabilities	$66	$80

5. Inventories

        Inventories consisted of the following:

	March 30, 2012	September 30, 2011
	(in millions)
Raw materials	$298	$301
Work in progress	532	541
Finished goods	935	973
Inventoried costs on long-term contracts	68	63

Inventories	$1,833	$1,878

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 30, 2011:
Goodwill	$2,712	$3,034	$2,217	$7,963
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	521	1,575	1,192	3,288

Changes in goodwill:
Currency translation	—	(2)	(3)	(5)
Balance at March 30, 2012:
Goodwill	2,712	3,032	2,214	7,958
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	$521	$1,573	$1,189	$3,283

7. Intangible Assets, Net

        Intangible assets were as follows:

	March 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$832	$(409)	$423	$831	$(389)	$442
Customer relationships	166	(21)	145	165	(12)	153
Other	56	(18)	38	53	(17)	36

Total	$1,054	$(448)	$606	$1,049	$(418)	$631

        Intangible asset amortization expense was $14 million and $22 million for the quarters ended March 30, 2012 and March 25, 2011, respectively, and $29 million and $33 million for the six months ended March 30, 2012 and March 25, 2011 respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2012	$29
Fiscal 2013	58
Fiscal 2014	57
Fiscal 2015	57
Fiscal 2016	57
Fiscal 2017	57
Thereafter	291

Total	$606

8. Debt

        Debt was as follows:

	March 30, 2012	September 30, 2011
	(in millions)
6.00% senior notes due 2012	$715	$716
5.95% senior notes due 2014	300	300
1.60% senior notes due 2015	250	—
6.55% senior notes due 2017	734	736
4.875% senior notes due 2021	265	269
3.50% senior notes due 2022	498	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	90
Commercial paper, at a weighted-average interest rate of 0.52% at March 30, 2012	569	—
Other	76	81

Total debt(1)	3,972	2,667
Less current maturities of long-term debt(2)	1,285	—

Long-term debt	$2,687	$2,667

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current maturities of long-term debt at March 30, 2012 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other.

        During February 2012, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million aggregate principal amount of 1.60% senior notes due February 3, 2015 and $500 million aggregate principal amount of 3.50% senior notes due February 3, 2022. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on January 21, 2011. Interest on the notes is payable semi-annually on February 3 and August 3 of each year, beginning

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt (Continued)

August 3, 2012. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance of the notes due 2015 and 2022, were approximately $250 million and $498 million, respectively. In connection with the issuance of the senior notes in February 2012, the commitments of the lenders under the $700 million 364-day credit agreement, dated as of December 20, 2011, automatically terminated.

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at March 30, 2012 and September 30, 2011.

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

        The fair value of our debt, based on indicative valuations, was approximately $4,201 million and $2,968 million at March 30, 2012 and September 30, 2011, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

        At March 30, 2012, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $244 million of which $238 million was reflected in other liabilities and $6 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 30, 2011, the liability was $249 million and consisted of $228 million in other liabilities and $21 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $244 million remains sufficient to satisfy these expected obligations.

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

        At March 30, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $377 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at March 30, 2012 and September 30, 2011 were $51 million and $54 million, respectively.

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

        At March 30, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. In the second quarter of fiscal 2012, we made payments of $52 million to the IRS for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $43 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

and issue special agreement Forms 870-AD during the second half of fiscal 2012. Over the next twelve months, we expect to pay approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

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

        At March 30, 2012 and September 30, 2011, we have reflected $71 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 30, 2012, we concluded that it was probable that we would incur remedial costs in the range of $11 million to $21 million. As of March 30, 2012, we concluded that the best estimate within this range is $12 million, of which $8 million is included in accrued and other current liabilities and $4 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $12 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

11. Financial Instruments

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

  Interest Rate and Investment Risk Management

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize interest rate and investment swap contracts to manage interest rate and earnings exposure on certain non-qualified deferred compensation liabilities.

        During the second quarter of fiscal 2012, in conjunction with the issuance of the 1.60% senior notes due 2015 and 3.50% senior notes due 2022, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges on notional amounts of $400 million for a cash payment of $24 million. The effective portion of the forward starting interest rate swaps, approximately $24 million, was recorded in accumulated other comprehensive income and will be reclassified to interest expense over a four year period. The ineffective portion of the forward starting interest rate swaps and the remaining unamortized premium of the swaptions were insignificant and were recorded in interest expense during the second quarter of fiscal 2012. Also during the second quarter of fiscal 2012 and in conjunction with the debt issuance (see Note 8 for additional information regarding the debt issuance), we entered into, and subsequently terminated, a cash flow hedge-designated interest rate swap on a notional amount of $300 million of the 3.50% senior notes due 2022 for a cash payment of $2 million. That cash payment was recorded in accumulated other comprehensive income and will be reclassified to interest expense over a ten year period.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At March 30, 2012 and September 30, 2011, our commodity hedges had notional values of $220 million and $211 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,557 million and $1,542 million at March 30, 2012 and September 30, 2011, respectively. We recorded foreign exchange gains of $8 million and losses of $116 million during the quarters ended March 30, 2012 and March 25, 2011, respectively, and gains of $60 million and losses of $102 million during the six months ended March 30, 2012 and March 25, 2011, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 18.

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below.

	March 30, 2012		September 30, 2011
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$1	$1	$1
Interest rate swaps and swaptions	17	—	21	21
Commodity swap contracts	7	8	13	14

Total derivatives designated as hedging instruments	25	9	35	36

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	5	3	6	10
Investment swaps	3	—	—	5

Total derivatives not designated as hedging instruments	8	3	6	15

Total derivatives	$33	$12	$41	$51

(1)
All foreign currency, commodity swap, investment swap, and interest rate swap and swaption derivatives in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $16 million and $12 million at March 30, 2012 and September 30, 2011, respectively. Interest rate swaps and swaptions and commodity swap contracts in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $17 million and $21 million at March 30, 2012 and September 30, 2011, respectively.

(2)
All foreign currency, commodity swap, investment swap, and interest rate swap and swaption derivatives in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $12 million and $43 million at March 30, 2012 and September 30, 2011, respectively. Interest rate swaps and swaptions and commodity swap contracts in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets; there were no derivatives in other liabilities at March 30, 2012 and September 30, 2011.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives Designated as Fair Value Hedges	Location	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
		(in millions)
Interest rate swaps(1)	Interest expense	$1	$1	$3	$3

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at March 30, 2012 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarters ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended March 30, 2012:
Foreign currency contracts	$2	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	18	Cost of sales	4	Cost of sales	—
Interest rate swaps and swaptions(1)	(4)	Interest expense	(3)	Interest expense	—

Total	$16		$—		$—

For the Quarter Ended March 25, 2011:
Foreign currency contracts	$—	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	13	Cost of sales	8	Cost of sales	—
Interest rate swaps and swaptions(1)	—	Interest expense	(1)	Interest expense	(1)

Total	$13		$7		$(1)

(1)
During the quarter ended March 30, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, a loss of $2 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Amounts recognized as interest expense due to ineffectiveness were not material. Also during the quarter ended March 30, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. Losses reclassified from accumulated other comprehensive income to interest expense during the quarter ended March 30, 2012 include these terminated instruments as well as certain forward starting interest rate swaps designated as cash flow hedges that were terminated in

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  September 2007. Losses reclassified from accumulated other comprehensive income to interest expense during the quarter ended March 25, 2011 include only the forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007. Interest rate swaptions in place at March 25, 2011 resulted in losses of $1 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period.

          The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the six months ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Six Months Ended March 30, 2012:
Foreign currency contracts	$(1)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	14	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(4)	Interest expense	—

Total	$8		$9		$—

For the Six Months Ended March 25, 2011:
Foreign currency contracts	$—	Cost of sales	$2	Cost of sales	$—
Commodity swap contracts	25	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(1)	6	Interest expense	(2)	Interest expense	1

Total	$31		$14		$1

(1)
During the six months ended March 30, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, a loss of $3 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Amounts recognized as interest expense due to ineffectiveness were not material. Also during the six months ended March 30, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. Gains of $6 million related to the effective portion of forward starting interest rate swaps in place at March 25, 2011 were recorded in other comprehensive income during the six months ended March 25, 2011. Losses reclassified from accumulated other comprehensive income to interest expense during the six months ended March 30, 2012 include these terminated instruments as well as certain forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007. Losses reclassified from accumulated other comprehensive income to interest expense during the six months ended March 25, 2011 include only the forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007. Interest rate swaptions in place at March 25, 2011 resulted in gains of $1 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives not Designated as Hedging Instruments	Location	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$11	$5	$(21)	$5
Investment swaps	Selling, general, and administrative expenses	4	5	7	4

Total		$15	$10	$(14)	$9

        During the quarter and six months ended March 30, 2012, we incurred gains of $11 million and losses of $21 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. These gains and losses were principally driven by Euro-denominated foreign currency contracts entered into in anticipation of the acquisition of Deutsch Group SAS and were offset by gains realized as a result of re-measuring certain Euro-denominated intercompany non-derivative financial instruments to the U.S. Dollar.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
March 30, 2012:
Assets:
Commodity swap contracts	$7	$—	$—	$7
Interest rate swaps and swaptions	—	17	—	17
Foreign currency contracts(1)	—	6	—	6
Investment swap contracts	—	3	—	3
Rabbi trust assets	4	79	—	83

Total assets at fair value	$11	$105	$—	$116

Liabilities:
Commodity swap contracts	$8	$—	$—	$8
Foreign currency contracts(1)	—	4	—	4

Total liabilities at fair value	$8	$4	$—	$12

September 30, 2011:
Assets:
Commodity swap contracts	$13	$—	$—	$13
Interest rate swaps and swaptions	—	21	—	21
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	5	79	—	84

Total assets at fair value	$18	$107	$—	$125

Liabilities:
Commodity swap contracts	$14	$—	$—	$14
Interest rate swaps and swaptions	—	21	—	21
Investment swap contracts	—	5	—	5
Foreign currency contracts(1)	—	11	—	11

Total liabilities at fair value	$14	$37	$—	$51

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

Other Financial Instruments

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. These instruments are recorded in our Condensed Consolidated Balance Sheets at book value, which we believe approximates fair value (see Note 8 for disclosure of the fair value of long-term debt). The following is a description of the valuation methodologies used for the respective financial instruments:

  •
  Cash and cash equivalents—Cash and cash equivalents are valued at book value, which we consider to be equivalent to unadjusted quoted prices (level 1).

  •
  Accounts receivable—Accounts receivable are valued based on the net value expected to be realized. The net realizable value generally represents an observable contractual agreement (level 2).

  •
  Accounts payable—Accounts payable are valued based on the net value expected to be paid, generally supported by an observable contractual agreement (level 2).

  •
  Long-term debt—The fair value of long-term debt, including both current and non-current maturities, as presented in Note 8, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

        As of March 30, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis.

        During the second quarter of fiscal 2012, we used significant other observable inputs (level 2) to calculate an impairment charge related to the TE Professional Services business that was presented as held for sale as of March 30, 2012. See Note 4 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters ended was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Service cost	$1	$2	$13	$17
Interest cost	13	13	19	22
Expected return on plan assets	(14)	(16)	(14)	(14)
Amortization of prior service credit	—	—	(2)	—
Amortization of net actuarial loss	11	9	8	10

Net periodic benefit pension cost	$11	$8	$24	$35

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the six months ended was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Service cost	$3	$4	$26	$33
Interest cost	26	26	38	43
Expected return on plan assets	(29)	(32)	(27)	(28)
Amortization of prior service credit	—	—	(4)	—
Amortization of net actuarial loss	21	18	16	20

Net periodic benefit pension cost	$21	$16	$49	$68

        The net periodic benefit cost for postretirement benefit plans was immaterial for the quarters and six months ended March 30, 2012 and March 25, 2011.

        We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2012 of $3 million for U.S. plans and $97 million for non-U.S. plans. During the six months ended March 30, 2012, we contributed $1 million to our U.S. plans and $49 million to our non-U.S. plans.

        We expect to make contributions to our postretirement benefit plans of $2 million in fiscal 2012. During the six months ended March 30, 2012, contributions to our postretirement benefit plans were insignificant.

14. Income Taxes

        We recorded a tax provision of $91 million, for an effective income tax rate of 25.3%, and a tax provision of $69 million, for an effective income tax rate of 19.1%, for the quarters ended March 30,

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

2012 and March 25, 2011, respectively. The effective income tax rate for the quarter ended March 30, 2012 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. In addition, the effective income tax rate for the quarter ended March 30, 2012 reflects accruals of interest related to uncertain tax positions partially offset by tax benefits recognized due to the lapse of statutes of limitations in certain non-U.S. locations. The effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits associated with certain ADC related restructuring charges and acquisition costs as well as tax benefits related to a favorable tax settlement.

        We recorded a tax provision of $179 million, for an effective income tax rate of 26.1%, and a tax provision of $177 million, for an effective income tax rate of 24.1%, for the six months ended March 30, 2012 and March 25, 2011, respectively. The effective income tax rate for the six months ended March 30, 2012 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011. The effective income tax rate for the six months ended March 25, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and tax benefits related to a favorable tax settlement.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 30, 2012, we had recorded $1,290 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,254 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities. During the quarter and six months ended March 30, 2012, we recognized $28 million and $50 million, respectively, of expense related to interest and penalties on the Condensed Consolidated Statements of Operations. As of September 30, 2011, the balance of accrued interest and penalties was $1,287 million, of which $1,154 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International is in the process of appealing certain tax adjustments proposed by the IRS related to this period. During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. Also, during fiscal 2011, the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. During the first quarter of fiscal 2012, the IRS indicated that it would begin the audit of our income tax returns for the years 2008 through 2010 in fiscal 2012. See Note 10 for additional information regarding the status of IRS examinations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

        Although it is difficult to predict the timing or results of certain pending examinations, it is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000 and issue special agreement Forms 870-AD during the second half of fiscal 2012. While the ultimate resolution is uncertain, based upon the current status of these examinations, we estimate that up to approximately $200 million of unrecognized tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 30, 2012.

15. Other Income, Net

        We recorded net other income of $11 million and $6 million in the quarters ended March 30, 2012 and March 25, 2011, respectively, and $12 million and $18 million in the six months ended March 30, 2012 and March 25, 2011, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Weighted-average shares outstanding:
Basic	427	443	426	444
Dilutive share options and restricted share awards	4	6	4	5

Diluted	431	449	430	449

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Earnings Per Share (Continued)

shares and inclusion would be antidilutive. Such shares not included in the computation were 6 million and 10 million for the quarters ended March 30, 2012 and March 25, 2011, respectively, and 11 million and 14 million for the six months ended March 30, 2012 and March 25, 2011, respectively.

17. Equity

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

  Common Shares Held in Treasury

        At March 30, 2012, approximately 36 million common shares were held in treasury, of which 12 million were owned by one of our subsidiaries. At September 30, 2011, approximately 39 million common shares were held in treasury, of which 15 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

        In March 2012, our shareholders approved the cancellation of 23,988,560 shares purchased under our share repurchase program during the period from December 25, 2010 to December 30, 2011. The capital reduction by cancellation of shares is subject to a notice period and filing with the commercial register and is expected to be effective in the third quarter of fiscal 2012.

  Contributed Surplus

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. During the second quarter of fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to our classification of Swiss Contributed Surplus that allows us to present Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. Also during the second quarter of fiscal 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet, a provisional reclassification made while we were in discussions with the Swiss tax authorities. Based on the favorable outcome, we expect to reclassify our Swiss Contributed Surplus, currently presented as a legal reserve (reserves from capital contributions) to a free reserve (reserves from capital contributions) by September 28, 2012 and to seek shareholder approval for the change at our next shareholders' meeting. As of September 30, 2011, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million).

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Equity (Continued)

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

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the third and fourth installments of the dividend at a rate of $0.18 per share each during the quarters ended December 30, 2011 and March 30, 2012.

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments of $0.21 per share beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013 to shareholders of record on specified dates in each of the four quarters.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At March 30, 2012 and September 30, 2011, the unpaid portion of dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $359 million and $153 million, respectively.

  Share Repurchase Program

        During the first six months of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the second quarter and first six months of fiscal 2011, we purchased approximately 7 million and 8 million, respectively, of our common shares for $252 million and $297 million, respectively. At March 30, 2012, we had $1,501 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Net income	$258	$300	$520	$566
Currency translation(1)	114	190	(59)	161
Gain (loss) on cash flow hedges, net of income taxes	14	5	(1)	16
Effects of unrecognized pension and postretirement benefit costs, net of income taxes	11	12	21	24

	397	507	481	767
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(2)

Comprehensive income attributable to TE Connectivity Ltd.	$396	$506	$478	$765

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

19. Share Plans

        Total share-based compensation costs were $18 million and $19 million during the quarters ended March 30, 2012 and March 25, 2011, respectively, and $36 million and $40 million during the six months ended March 30, 2012 and March 25, 2011, respectively. Share-based compensation costs were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. Share-based compensation expense of $1 million has been included within income (loss) from discontinued operations, net of tax in both the six months ended March 30, 2012 and March 25, 2011.

        Pursuant to the acquisition of ADC, we exchanged unexercised ADC share options and stock appreciation rights for our share options and stock appreciation right awards. As a result of that exchange, we recognized $2 million of incremental share-based compensation expense during the first six months of fiscal 2011. Those costs, which are included in the total share-based compensation expense above, are presented in acquisition and integration costs on the Condensed Consolidated Statements of Operations.

        On March 7, 2012, our shareholders approved an increase of 20 million shares in the number of shares available for awards under the TE Connectivity Ltd. Stock and Incentive Plan. As of March 30, 2012, we had 27 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, and 4 million shares available for issuance under ADC equity incentive plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

  Restricted Share Awards

        A summary of restricted share award activity during the six months ended March 30, 2012 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	5,022,839	$26.48
Granted	1,693,291	34.53
Vested	(1,589,712)	23.98
Forfeited	(335,337)	27.78

Non-vested at March 30, 2012	4,791,081	$30.06

        As of March 30, 2012, there was $108 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 2.0 years.

  Share Options

        A summary of share option award activity during the six months ended March 30, 2012 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 30, 2011	21,920,451	$31.94
Granted	3,381,900	34.51
Exercised	(1,955,921)	23.21
Expired	(1,100,675)	49.03
Forfeited	(506,045)	28.80

Outstanding at March 30, 2012	21,739,710	$32.33	5.8	$126

Vested and non-vested expected to vest at March 30, 2012	21,100,769	$32.41	5.8	$122
Exercisable at March 30, 2012	13,907,714	$33.63	4.2	$74

        As of March 30, 2012, there was $52 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 2.1 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Share Plans (Continued)

  Share-Based Compensation Assumptions

        The weighted-average grant-date fair value of options granted during the six months ended March 30, 2012 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the six months then ended were as follows:

Weighted-average grant-date fair value	$9.50
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.3%
Expected annual dividend per share	$0.84
Expected life of options (in years)	6.0

20. Segment Data

        Net sales by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Transportation Solutions	$1,457	$1,357	$2,862	$2,668
Communications and Industrial Solutions	975	1,111	1,949	2,249
Network Solutions	817	871	1,608	1,529

Total(1)	$3,249	$3,339	$6,419	$6,446

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in millions)
Transportation Solutions	$227	$211	$450	$400
Communications and Industrial Solutions	75	135	136	306
Network Solutions	83	46	160	76

Total	$385	$392	$746	$782

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	March 30, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$3,219	$3,187
Communications and Industrial Solutions	2,083	2,257
Network Solutions	1,926	1,915

Total segment assets(1)	7,228	7,359
Other current assets	4,190	2,762
Other non-current assets	7,611	7,602

Total assets	$19,029	$17,723

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

21. Subsequent Events

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch"). The total value paid for the transaction amounts to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included the repayment of Deutsch's financial debt in an aggregate amount equal to approximately $660 million. Deutsch is a global leader in high-performance connectors for harsh environments, and the acquisition will significantly expand our product portfolio and enable us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. This acquisition will be reported as part of our Transportation Solutions segment.

        We have not yet completed the initial accounting for this business combination, including obtaining all of the information required for the valuation of contingencies, intangible assets, and goodwill. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date and the pro forma revenue and earnings of the combined entity will be included in our Form 10-Q for the quarter ending June 29, 2012. For the quarter and six months ended March 30, 2012, we incurred Deutsch-related acquisition costs of $4 million and $8 million, respectively. These costs are presented in acquisition and integration costs on the Condensed Consolidated Statements of Operations.

        On April 7, 2012, we entered into a definitive agreement to sell our TE Professional Services business for $24 million in cash. The sale of the TE Professional Services business is expected to close by the end of the third quarter fiscal of 2012.

        On April 9, 2012, we entered into a definitive agreement to sell our Touch Solutions business for $380 million in cash. The agreement includes contingent earn-out provisions through 2015 based on business performance. Although we have not yet completed our accounting related to the divestiture of the Touch Solutions business, we currently expect to incur an income tax charge of approximately $65 million primarily as a result of being unable to fully realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this charge. The sale of the Touch Solutions business is expected to close by the end of the third quarter of fiscal 2012.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,249	$—	$3,249
Cost of sales	—	—	2,228	—	2,228

Gross margin	—	—	1,021	—	1,021
Selling, general, and administrative expenses, net	39	(50)	438	—	427
Research, development, and engineering expenses	—	—	173	—	173
Acquisition costs	—	—	4	—	4
Restructuring and other charges, net	—	—	32	—	32

Operating income (loss)	(39)	50	374	—	385
Interest income	—	—	7	—	7
Interest expense	—	(43)	(1)	—	(44)
Other income, net	—	—	11	—	11
Equity in net income of subsidiaries	309	285	—	(594)	—
Equity in net loss of subsidiaries of discontinued operations	(10)	(10)	—	20	—
Intercompany interest and fees	(3)	17	(14)	—	—

Income from continuing operations before income taxes	257	299	377	(574)	359
Income tax expense	—	—	(91)	—	(91)

Income from continuing operations	257	299	286	(574)	268
Loss from discontinued operations, net of income taxes	—	—	(10)	—	(10)

Net income	257	299	276	(574)	258
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$257	$299	$275	$(574)	$257

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,339	$—	$3,339
Cost of sales	—	—	2,331	—	2,331

Gross margin	—	—	1,008	—	1,008
Selling, general, and administrative expenses	49	—	382	—	431
Research, development, and engineering expenses	—	—	173	—	173
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	11	—	11

Operating income (loss)	(49)	—	441	—	392
Interest income	—	—	6	—	6
Interest expense	—	(39)	(4)	—	(43)
Other income, net	—	—	6	—	6
Equity in net income of subsidiaries	346	359	—	(705)	—
Equity in net income of subsidiaries of discontinued operations	8	8	—	(16)	—
Intercompany interest and fees	(6)	26	(20)	—	—

Income from continuing operations before income taxes	299	354	429	(721)	361
Income tax expense	—	—	(69)	—	(69)

Income from continuing operations	299	354	360	(721)	292
Income from discontinued operations, net of income taxes	—	—	8	—	8

Net income	299	354	368	(721)	300
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$299	$354	$367	$(721)	$299

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Six Months Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,419	$—	$6,419
Cost of sales	—	—	4,455	—	4,455

Gross margin	—	—	1,964	—	1,964
Selling, general, and administrative expenses, net	55	(49)	804	—	810
Research, development, and engineering expenses	—	—	350	—	350
Acquisition costs	—	2	6	—	8
Restructuring and other charges, net	—	—	50	—	50

Operating income (loss)	(55)	47	754	—	746
Interest income	—	—	12	—	12
Interest expense	—	(80)	(3)	—	(83)
Other income, net	—	—	12	—	12
Equity in net income of subsidiaries	565	565	—	(1,130)	—
Equity in net income of subsidiaries of discontinued operations	12	12	—	(24)	—
Intercompany interest and fees	(5)	33	(28)	—	—

Income from continuing operations before income taxes	517	577	747	(1,154)	687
Income tax expense	—	—	(179)	—	(179)

Income from continuing operations	517	577	568	(1,154)	508
Income from discontinued operations, net of income taxes	—	—	12	—	12

Net income	517	577	580	(1,154)	520
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group, S.A., or Other Subsidiaries	$517	$577	$577	$(1,154)	$517

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Six Months Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,446	$—	$6,446
Cost of sales	—	—	4,447	—	4,447

Gross margin	—	—	1,999	—	1,999
Selling, general, and administrative expenses	92	1	727	—	820
Research, development, and engineering expenses	—	—	329	—	329
Acquisition and integration costs	2	—	16	—	18
Restructuring and other charges, net	—	—	50	—	50

Operating income (loss)	(94)	(1)	877	—	782
Interest income	—	—	11	—	11
Interest expense	—	(72)	(6)	—	(78)
Other income, net	—	—	18	—	18
Equity in net income of subsidiaries	659	682	—	(1,341)	—
Equity in net income of subsidiaries of discontinued operations	10	10	—	(20)	—
Intercompany interest and fees	(11)	50	(39)	—	—

Income from continuing operations before income taxes	564	669	861	(1,361)	733
Income tax expense	—	—	(177)	—	(177)

Income from continuing operations	564	669	684	(1,361)	556
Income from discontinued operations, net of income taxes	—	—	10	—	10

Net income	564	669	694	(1,361)	566
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group, S.A., or Other Subsidiaries	$564	$669	$692	$(1,361)	$564

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2,866	$—	$2,866
Accounts receivable, net	—	—	2,288	—	2,288
Inventories	—	—	1,833	—	1,833
Intercompany receivables	16	—	26	(42)	—
Prepaid expenses and other current assets	12	4	437	—	453
Deferred income taxes	—	—	402	—	402
Assets held for sale	—	—	469	—	469

Total current assets	28	4	8,321	(42)	8,311
Property, plant, and equipment, net	—	—	3,107	—	3,107
Goodwill	—	—	3,283	—	3,283
Intangible assets, net	—	—	606	—	606
Deferred income taxes	—	—	2,290	—	2,290
Investment in subsidiaries	8,054	14,098	—	(22,152)	—
Investment in subsidiaries of discontinued operations	—	403	—	(403)	—
Intercompany loans receivable	9	2,361	4,976	(7,346)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,167	—	1,167
Other assets	—	34	231	—	265

Total Assets	$8,091	$16,900	$23,981	$(29,943)	$19,029

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,284	$1	$—	$1,285
Accounts payable	2	—	1,365	—	1,367
Accrued and other current liabilities	372	72	1,111	—	1,555
Deferred revenue	—	—	98	—	98
Intercompany payables	26	—	16	(42)	—
Liabilities held for sale	—	—	66	—	66

Total current liabilities	400	1,356	2,657	(42)	4,371
Long-term debt	—	2,522	165	—	2,687
Intercompany loans payable	8	4,968	2,370	(7,346)	—
Long-term pension and postretirement liabilities	—	—	1,173	—	1,173
Deferred income taxes	—	—	333	—	333
Income taxes	—	—	2,264	—	2,264
Other liabilities	—	—	518	—	518

Total Liabilities	408	8,846	9,480	(7,388)	11,346

Total Equity	7,683	8,054	14,501	(22,555)	7,683

Total Liabilities and Equity	$8,091	$16,900	$23,981	$(29,943)	$19,029

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,218	$—	$1,218
Accounts receivable, net	2	—	2,339	—	2,341
Inventories	—	—	1,878	—	1,878
Intercompany receivables	17	—	28	(45)	—
Prepaid expenses and other current assets	2	4	628	—	634
Deferred income taxes	—	—	402	—	402
Assets held for sale	—	—	508	—	508

Total current assets	21	4	7,001	(45)	6,981
Property, plant, and equipment, net	—	—	3,140	—	3,140
Goodwill	—	—	3,288	—	3,288
Intangible assets, net	—	—	631	—	631
Deferred income taxes	—	—	2,364	—	2,364
Investment in subsidiaries	7,687	13,209	—	(20,896)	—
Investment in subsidiaries of discontinued operations	—	441	—	(441)	—
Intercompany loans receivable	—	2,416	5,848	(8,264)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,066	—	1,066
Other assets	—	34	219	—	253

Total Assets	$7,708	$16,104	$23,557	$(29,646)	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	1	—	1,453	—	1,454
Accrued and other current liabilities	180	88	1,465	—	1,733
Deferred revenue	—	—	143	—	143
Intercompany payables	28	—	17	(45)	—
Liabilities held for sale	—	—	80	—	80

Total current liabilities	209	88	3,158	(45)	3,410
Long-term debt	—	2,496	171	—	2,667
Intercompany loans payable	15	5,833	2,416	(8,264)	—
Long-term pension and postretirement liabilities	—	—	1,202	—	1,202
Deferred income taxes	—	—	333	—	333
Income taxes	—	—	2,122	—	2,122
Other liabilities	—	—	505	—	505

Total Liabilities	224	8,417	9,907	(8,309)	10,239

Total Equity	7,484	7,687	13,650	(21,337)	7,484

Total Liabilities and Equity	$7,708	$16,104	$23,557	$(29,646)	$17,723

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(70)	$(16)	$762	$—	$676
Net cash provided by discontinued operating activities	—	—	53	—	53

Net cash provided by (used in) operating activities	(70)	(16)	815	—	729

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Change in intercompany loans	(16)	(810)	—	826	—
Other	—	—	(7)	—	(7)

Net cash used in continuing investing activities	(16)	(810)	(270)	826	(270)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash used in investing activities	(16)	(810)	(271)	826	(271)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	261	(483)	222	—	—
Increase in commercial paper	—	569	—	—	569
Proceeds from long-term debt	—	748	—	—	748
Proceeds from exercise of share options	—	—	48	—	48
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends	(158)	—	5	—	(153)
Loan borrowing with parent	—	—	826	(826)	—
Other	—	(8)	48	—	40

Net cash provided by continuing financing activities	86	826	1,149	(826)	1,235
Net cash used in discontinued financing activities	—	—	(52)	—	(52)

Net cash provided by financing activities	86	826	1,097	(826)	1,183

Effect of currency translation on cash	—	—	7	—	7
Net increase in cash and cash equivalents	—	—	1,648	—	1,648
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$2,866	$—	$2,866

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 25, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(110)	$(22)	$801	$—	$669
Net cash provided by discontinued operating activities	—	—	42	—	42

Net cash provided by (used in) operating activities	(110)	(22)	843	—	711

Cash Flows From Investing Activities:
Capital expenditures	—	—	(227)	—	(227)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of business, net of cash acquired	—	—	(717)	—	(717)
Change in intercompany loans	1	1,163	—	(1,164)	—
Other	—	—	(9)	—	(9)

Net cash provided by (used in) continuing investing activities	1	1,163	(786)	(1,164)	(786)
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	1	1,163	(790)	(1,164)	(790)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	537	(1,290)	753	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(470)	—	(470)
Proceeds from exercise of share options	—	—	65	—	65
Repurchase of common shares	(281)	—	—	—	(281)
Payment of cash distributions to shareholders	(147)	—	6	—	(141)
Loan borrowing with parent	—	—	(1,164)	1,164	—
Other	—	—	32	—	32

Net cash provided by (used in) continuing financing activities	109	(1,141)	(778)	1,164	(646)
Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash provided by (used in) financing activities	109	(1,141)	(816)	1,164	(684)

Effect of currency translation on cash	—	—	12	—	12
Net decrease in cash and cash equivalents	—	—	(751)	—	(751)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,239	$—	$1,239

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

  Outlook

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales decreased 2.7% and 0.4% in the second quarter and first six months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. On an organic basis, net sales decreased 1.3% and 2.2% in the second quarter and first six months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. We experienced moderate growth in our sales into consumer based markets, as growth in the automotive end market in our Transportation Solutions segment was partially offset by declines within the consumer devices and appliance end markets in our Communications and Industrial Solutions segment. On an organic basis, we experienced declines in our sales into industrial and infrastructure based markets, as weakness in the industrial and data communications end markets in our Communications and Industrial Solutions segment and telecom networks and subsea communications end markets in our Network Solutions segment were partially offset by moderate growth in the aerospace, defense and marine end market in our Transportation Solutions segment and in the energy end market in our Network Solutions segment. The acquisition of ADC Telecommunications, Inc. ("ADC") in December 2010 benefited the telecom networks and enterprise networks end markets in the Network Solutions segment. ADC contributed incremental sales of $154 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

        Net sales in the third quarter of fiscal 2012 are expected to be between $3.55 billion and $3.65 billion. This reflects an increase in net sales in the Transportation Solutions segment, with growth in both the automotive and aerospace, defense, and marine end markets, partially offset by decreases in the Communications and Industrial Solutions and Network Solutions segments, as compared to the third quarter of fiscal 2011. We expect the automotive end market to benefit from an anticipated increase of 11% in global automotive production as compared to the third quarter of fiscal 2011. Deutsch Group SAS ("Deutsch") sales are expected to be approximately $190 million in the third quarter of fiscal 2012. During the third quarter of fiscal 2012, we expect the Communications and Industrial Solutions segment to be adversely impacted by continued weakness in the data communications and industrial end markets. We expect the Network Solutions segment to be negatively impacted by lower spending by North American and European telecommunication carriers and lower levels of project activity in the subsea communications end market in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011. In the third quarter of fiscal 2012, we expect diluted earnings per share to be in the range of $0.58 to $0.62 per share.

        For fiscal 2012, we expect net sales to be between $13.5 billion and $13.8 billion, reflecting an increase in net sales in the Transportation Solutions segment, with growth in both the automotive and aerospace, defense, and marine end markets. We expect the automotive end market to benefit from an anticipated increase in global automotive production of approximately 5% over fiscal 2011 levels. Also, Deutsch sales are expected to be approximately $370 million in the second half of fiscal 2012. In the Communications and Industrial Solutions segment, we expect a recovery in the data communications and industrial end markets in the second half of the fiscal year as compared to the first half of the fiscal year as a result of seasonal increases. In the Network Solutions segment, we expect a seasonal increase in the second half of the fiscal year as compared to the first half of the fiscal year in the telecom networks and energy end markets. Also, in the Network Solutions segment, we expect the subsea communications end market to be negatively impacted by lower levels of project activity in fiscal 2012 as compared to fiscal 2011. We expect diluted earnings per share to be in the range of $2.50 to $2.60 per share for fiscal 2012.

        The above outlook assumes current foreign exchange and commodity rates and includes the recently completed acquisition of Deutsch.

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

  Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS. The total value paid for the transaction amounts to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included the repayment of Deutsch's financial debt in an aggregate amount equal to approximately $660 million. Deutsch is a global leader in high-performance connectors for harsh environments, and the acquisition will significantly expand our product portfolio and enable us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. This acquisition will be reported as part of our Transportation Solutions segment. For the quarter and six months ended March 30, 2012, we incurred Deutsch-related acquisition costs of $4 million and $8 million, respectively. These costs are presented in acquisition and integration costs on the Condensed Consolidated Statements of

Operations. See additional information regarding the acquisition of Deutsch in Note 21 to the Condensed Consolidated Financial Statements.

  Discontinued Operations

        In March 2012, we authorized the sale of our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria in the second quarter of fiscal 2012 and have been included in discontinued operations in all periods presented. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively.

        On April 7, 2012, we entered into a definitive agreement to sell our TE Professional Services business for $24 million in cash. Also, on April 9, 2012, we entered into a definitive agreement to sell our Touch Solutions business for $380 million in cash. The agreement includes contingent earn-out provisions through 2015 based on business performance. Although we have not yet completed our accounting related to the divestiture of the Touch Solutions business, we currently expect to incur an income tax charge of approximately $65 million primarily as a result of being unable to fully realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this charge. The sales of the TE Professional Services and Touch Solutions businesses are expected to close by the end of the third quarter of fiscal 2012.

        See Notes 4 and 21 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

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

        In connection with our manufacturing simplification plan and in response to economic conditions, we incurred restructuring charges of approximately $50 million during the first six months of fiscal 2012 and expect to incur restructuring charges of approximately $100 million during fiscal 2012. In the first six months of fiscal 2012, cash spending related to restructuring was $75 million. We expect total spending, which will be funded with cash from operations, to be approximately $185 million in fiscal 2012. Annualized cost savings related to these actions are expected to be approximately $135 million. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations during the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 175 million pounds of copper, 149,000 troy ounces of gold, and 2.9 million troy ounces of silver in fiscal 2012. Prices have increased in recent years and continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Copper	Lb.	$3.98	$4.10	$3.94	$3.92
Gold	Troy oz.	$1,596	$1,302	$1,576	$1,286
Silver	Troy oz.	$36.41	$28.13	$34.94	$26.16
  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first six months of fiscal 2012 by major currencies invoiced was as follows:

U.S. Dollar	45%
Euro	29
Japanese Yen	8
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	1
All others	6

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended				For the Six Months Ended
	March 30, 2012		March 25, 2011		March 30, 2012		March 25, 2011
	($ in millions)
Net sales	$3,249	100.0%	$3,339	100.0%	$6,419	100.0%	$6,446	100.0%
Cost of sales	2,228	68.6	2,331	69.8	4,455	69.4	4,447	69.0

Gross margin	1,021	31.4	1,008	30.2	1,964	30.6	1,999	31.0
Selling, general, and administrative expenses	427	13.1	431	12.9	810	12.6	820	12.7
Research, development, and engineering expenses	173	5.3	173	5.2	350	5.5	329	5.1
Acquisition and integration costs	4	0.1	1	—	8	0.1	18	0.3
Restructuring and other charges, net	32	1.0	11	0.3	50	0.8	50	0.8

Operating income	385	11.8	392	11.7	746	11.6	782	12.1
Interest income	7	0.2	6	0.2	12	0.2	11	0.2
Interest expense	(44)	(1.4)	(43)	(1.3)	(83)	(1.3)	(78)	(1.2)
Other income, net	11	0.3	6	0.2	12	0.2	18	0.3

Income from continuing operations before income taxes	359	11.0	361	10.8	687	10.7	733	11.4
Income tax expense	(91)	(2.8)	(69)	(2.1)	(179)	(2.8)	(177)	(2.7)

Income from continuing operations	268	8.2	292	8.7	508	7.9	556	8.6
Income (loss) from discontinued operations, net of income taxes	(10)	(0.3)	8	0.2	12	0.2	10	0.2

Net income	258	7.9	300	9.0	520	8.1	566	8.8
Less: net income attributable to noncontrolling interests	(1)	—	(1)	—	(3)	—	(2)	—

Net income attributable to TE Connectivity Ltd.	$257	7.9%	$299	9.0%	$517	8.1%	$564	8.7%

        Net Sales.    Net sales decreased $90 million, or 2.7%, to $3,249 million in the second quarter of fiscal 2012 from $3,339 million in the second quarter of fiscal 2011. The decrease was primarily a result of decreased net sales in the Communications and Industrial Solutions segment, and to a lesser degree the Network Solutions segment, partially offset by increased net sales in the Transportation Solutions segment. Foreign currency exchange rates negatively affected net sales by $47 million in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011. On an organic basis, net sales decreased $43 million, or 1.3%, in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

        In the first six months of fiscal 2012, net sales decreased $27 million, or 0.4%, to $6,419 million from $6,446 million in the first six months of fiscal 2011. The decrease was due primarily to lower net sales in our Communications and Industrial Solutions segment, partially offset by increased net sales in the Transportation Solutions segment. The ADC acquisition in the first quarter of fiscal 2011 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of the prior year, as ADC contributed net sales of $198 million in the first quarter of fiscal 2012 as compared to $44 million in the first quarter of fiscal 2011. Foreign currency exchange rates negatively affected net sales by $39 million in the first six months of fiscal 2012 as compared to the same period of fiscal 2011. On an organic basis, net sales decreased $142 million, or 2.2%, in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. See further discussion of organic net sales below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Europe/Middle East/Africa (EMEA)	35%	36%	34%	36%
Asia-Pacific	33	32	34	34
Americas	32	32	32	30

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 30, 2012 versus Net Sales for the Quarter Ended March 25, 2011					Change in Net Sales for the Six Months Ended March 30, 2012 versus Net Sales for the Six Months Ended March 25, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
EMEA	$(17)	(1.5)%	$(52)	$(69)	(5.8)%	$(93)	(4.0)%	$(65)	$30	$(128)	(5.5)%
Asia-Pacific	(2)	(0.3)	14	12	1.1	(33)	(1.5)	46	29	42	1.9
Americas	(24)	(2.2)	(9)	(33)	(3.1)	(16)	(0.8)	(20)	95	59	3.0

Total	$(43)	(1.3)%	$(47)	$(90)	(2.7)%	$(142)	(2.2)%	$(39)	$154	$(27)	(0.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Transportation Solutions	45%	41%	45%	41%
Communications and Industrial Solutions	30	33	30	35
Network Solutions	25	26	25	24

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 30, 2012 versus Net Sales for the Quarter Ended March 25, 2011					Change in Net Sales for the Six Months Ended March 30, 2012 versus Net Sales for the Six Months Ended March 25, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Transportation Solutions	$122	8.9%	$(22)	$100	7.4%	$211	7.9%	$(17)	$—	$194	7.3%
Communications and Industrial Solutions	(134)	(12.1)	(2)	(136)	(12.2)	(305)	(13.6)	5	—	(300)	(13.3)
Network Solutions	(31)	(3.7)	(23)	(54)	(6.2)	(48)	(3.2)	(27)	154	79	5.2

Total	$(43)	(1.3)%	$(47)	$(90)	(2.7)%	$(142)	(2.2)%	$(39)	$154	$(27)	(0.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $13 million to $1,021 million in the second quarter of fiscal 2012 from $1,008 million in the second quarter of fiscal 2011. Gross margin as a percentage of net sales increased to 31.4% in the second quarter of fiscal 2012 from 30.2% in the same period of fiscal 2011. The increase in gross margin was due to improved manufacturing productivity, partially offset by the unfavorable impacts of decreased volume and, to a lesser extent, increased material costs. In addition, in the second quarter of fiscal 2011, gross margin included charges of $29 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC.

        Gross margin decreased $35 million to $1,964 million in the first six months of fiscal 2012 from $1,999 million in the first six months of fiscal 2011. Gross margin as a percentage of net sales decreased to 30.6% in the first six months of fiscal 2012 from 31.0% in the same period of fiscal 2011. The decrease in gross margin was due to the unfavorable impacts of decreased volume and increased material costs, partially offset by the gross margin on incremental ADC sales and improved manufacturing productivity. Also, in the first six months of fiscal 2011, gross margin included charges of $36 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $4 million to $427 million in the second quarter of fiscal 2012 from $431 million in the second quarter of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales were 13.1% and 12.9% in the second quarters of fiscal 2012 and 2011, respectively. Selling, general, and administrative expenses decreased $10 million to $810 million in the first six months of fiscal 2012 from $820 million in the first six months of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales were 12.6% and 12.7% in the first six months of fiscal 2012 and 2011, respectively.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses were $173 million in both the second quarters of fiscal 2012 and 2011. Research, development, and engineering expenses increased to $350 million in the first six months of fiscal 2012 from $329 million in the first six months of fiscal 2011. The increase was a result of our continued focus on developing future technologies within our businesses.

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition costs of $4 million and $8 million during the second quarter and first six months of fiscal 2012, respectively. In connection with the acquisition of ADC, we incurred acquisition and integration costs of $1 million and $18 million during the second quarter and first six months of fiscal 2011, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $32 million in the second quarter of fiscal 2012 as compared to $11 million in the same period of fiscal 2011. Net restructuring and other charges were $50 million in both the first six months of fiscal 2012 and 2011. Fiscal 2012 actions were primarily associated with headcount reductions in the Communications and Industrial Solutions segment. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for further information regarding net restructuring and other charges.

        Operating Income.    Operating income was $385 million in the second quarter of fiscal 2012 as compared to $392 million in the same period of fiscal 2011. As discussed above, results for the second quarter of fiscal 2012 included net restructuring and other charges of $32 million and acquisition costs of $4 million. Results for the second quarter of fiscal 2011 included charges of $29 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, net restructuring and other charges of $11 million, and acquisition and integration costs of $1 million. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume and, to a lesser extent, increased material costs, partially offset by improved manufacturing productivity.

        Operating income was $746 million and $782 million in the first six months of fiscal 2012 and 2011, respectively. Results for the first six months of fiscal 2012 included net restructuring and other charges of $50 million and acquisition costs of $8 million. Results for the first six months of fiscal 2011 included net restructuring and other charges of $50 million, charges of $36 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and acquisition and integration costs of $18 million. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume, and to a lesser degree, increased material costs, partially offset by improved manufacturing productivity.

Non-Operating Items

  Other Income, Net

        We recorded net other income of $11 million and $6 million in the quarters ended March 30, 2012 and March 25, 2011, respectively, and $12 million and $18 million in the six months ended March 30, 2012 and March 25, 2011, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien").

  Income Taxes

        We recorded a tax provision of $91 million, for an effective income tax rate of 25.3%, and a tax provision of $69 million, for an effective income tax rate of 19.1%, for the quarters ended March 30, 2012 and March 25, 2011, respectively. The effective income tax rate for the quarter ended March 30, 2012 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. In addition, the effective income tax rate for the quarter ended March 30, 2012 reflects accruals of interest related to uncertain tax positions partially offset by tax benefits recognized due to the lapse of statutes of limitations in certain non-U.S. locations. The effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the effective income tax rate for the quarter ended March 25, 2011 reflects tax benefits associated with certain ADC related restructuring charges and acquisition costs as well as tax benefits related to a favorable tax settlement.

        We recorded a tax provision of $179 million, for an effective income tax rate of 26.1%, and a tax provision of $177 million, for an effective income tax rate of 24.1%, for the six months ended March 30, 2012 and March 25, 2011, respectively. The effective income tax rate for the six months ended March 30, 2012 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011. The effective income tax rate for the six months ended March 25, 2011 reflects tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions and tax benefits related to a favorable tax settlement.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $10 million and income from discontinued operations was $8 million in the second quarters of fiscal 2012 and 2011, respectively. In the first six months of fiscal 2012 and 2011, income from discontinued operations was $12 million and $10 million, respectively.

        In March 2012, we authorized the sale of our Touch Solutions and TE Professional Services businesses. Based on an estimated sales price, we determined that the carrying value of the TE Professional Services business was in excess of its fair value. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statements of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in pre-tax income from discontinued operations on the Condensed Consolidated Statement of Operations for the six months ended March 30, 2012.

        See Notes 4 and 21 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	($ in millions)
Net sales	$1,457	$1,357	$2,862	$2,668
Operating income	$227	$211	$450	$400
Operating margin	15.6%	15.5%	15.7%	15.0%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Automotive	88%	88%	88%	88%
Aerospace, Defense, and Marine	12	12	12	12

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2012 versus Net Sales for the Quarter Ended March 25, 2011					Change in Net Sales for the Six Months Ended March 30, 2012 versus Net Sales for the Six Months Ended March 25, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Automotive	$101	8.5%	$(18)	$83	7.0%	$176	7.5%	$(13)	$163	6.9%
Aerospace, Defense, and Marine	21	12.6	(4)	17	10.4	35	10.9	(4)	31	9.7

Total	$122	8.9%	$(22)	$100	7.4%	$211	7.9%	$(17)	$194	7.3%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 30, 2012 Compared to Quarter Ended March 25, 2011

        Transportation Solutions' net sales increased $100 million, or 7.4%, to $1,457 million in the second quarter of fiscal 2012 from $1,357 million in the second quarter of fiscal 2011. Organic net sales increased by $122 million, or 8.9%, in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to an increase of $101 million in the automotive end market. The weakening of certain foreign currencies negatively affected net sales by $22 million in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the automotive end market, our organic net sales increased 8.5% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. The increase resulted from growth of 12.8% in the Asia-Pacific region, 12.0% in the Americas region, and 4.3% in the EMEA region. This growth was driven by higher automotive production and increased content per vehicle. In the aerospace, defense, and marine end markets, our organic net sales increased 12.6% in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011 primarily as a result of share gains and growth in commercial aviation due to increased production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $16 million to $227 million in the second quarter of fiscal 2012 from $211 million in the second quarter of fiscal 2011. Segment results for the second quarter of fiscal 2012 included $4 million of acquisition costs related to the acquisition of Deutsch. Segment results included $2 million of restructuring and other charges in the second quarter of fiscal 2012 and $6 million of net credits to restructuring and other charges (credits) in the second quarter of fiscal 2011. Excluding these items, the increase in operating income resulted primarily from the favorable impacts of increased volume and pricing actions.

  Six Months Ended March 30, 2012 Compared to Six Months Ended March 25, 2011

        In the first six months of fiscal 2012, Transportation Solutions' net sales increased $194 million, or 7.3%, to $2,862 million from $2,668 million in the same period of fiscal 2011. Organic net sales increased by $211 million, or 7.9%, in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 due primarily to an increase of $176 million in the automotive end market. The weakening of certain foreign currencies negatively affected net sales by $17 million in the first six months of fiscal 2012 as compared to the same period of fiscal 2011.

        In the automotive end market, our organic net sales increased 7.5% in the first six months of fiscal 2012 as compared to the same period of fiscal 2011. The increase was due primarily to growth in the Asia-Pacific region of 13.5% and in the Americas region of 11.8%. This growth was driven by higher automotive production and increased content per vehicle. In the aerospace, defense, and marine end markets, our organic net sales increased 10.9% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 primarily as a result of share gains and growth in commercial aviation due to increased production and, in the marine market, as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $50 million to $450 million in the first six months of fiscal 2012 from $400 million in the same period of fiscal 2011. Segment results for the first six months of fiscal 2012 included $8 million of acquisition costs related to the acquisition of Deutsch. Segment results included $2 million and $5 million of net credits to restructuring and other charges (credits) in the first six months of fiscal 2012 and 2011, respectively. Excluding these items, the increase in operating income resulted primarily from the favorable impacts of increased volume and pricing actions.

  Communications and Industrial Solutions

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	($ in millions)
Net sales	$975	$1,111	$1,949	$2,249
Operating income	$75	$135	$136	$306
Operating margin	7.7%	12.2%	7.0%	13.6%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Industrial	33%	34%	33%	33%
Consumer Devices	27	25	28	27
Data Communications	21	23	21	23
Appliance	19	18	18	17

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2012 versus Net Sales for the Quarter Ended March 25, 2011					Change in Net Sales for the Six Months Ended March 30, 2012 versus Net Sales for the Six Months Ended March 25, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Industrial	$(55)	(14.3)%	$(1)	$(56)	(14.9)%	$(109)	(14.7)%	$(1)	$(110)	(14.7)%
Consumer Devices	(21)	(7.5)	1	(20)	(7.1)	(57)	(9.7)	4	(53)	(8.9)
Data Communications	(46)	(18.1)	(1)	(47)	(18.4)	(98)	(18.9)	2	(96)	(18.6)
Appliance	(12)	(6.0)	(1)	(13)	(6.6)	(41)	(10.5)	—	(41)	(10.6)

Total	$(134)	(12.1)%	$(2)	$(136)	(12.2)%	$(305)	(13.6)%	$5	$(300)	(13.3)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 30, 2012 Compared to Quarter Ended March 25, 2011

        Communications and Industrial Solutions' net sales decreased $136 million, or 12.2%, to $975 million in the second quarter of fiscal 2012 from $1,111 million in the second quarter of fiscal 2011. Organic net sales decreased $134 million, or 12.1%, during the second quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the industrial end market, our organic net sales decreased 14.3% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily as a result of inventory corrections in the supply chain and market weakness, particularly in the EMEA and Asia-Pacific regions. In the consumer devices end market, our organic net sales decreased 7.5% in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011 due to weaker demand in the mobile phone market driven by our platform position, as well as softness in the personal computer market, partially offset by market share growth in tablets. In the data communications end market, our organic net sales decreased 18.1% in the second quarter of fiscal 2012 from the same period of fiscal 2011 due to market softness and inventory reductions in the supply chain. In the appliance end market, our organic net sales decreased 6.0% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily as a result of weakness in the Asia-Pacific and EMEA regions, resulting from lower demand, partially offset by improvements in demand in the Americas region.

        Communications and Industrial Solutions' operating income decreased $60 million to $75 million in the second quarter of fiscal 2012 from $135 million in the same period of fiscal 2011. Segment results included restructuring and other charges of $18 million in the second quarter of fiscal 2012. Excluding this item, the decrease in operating income resulted from the unfavorable impacts of decreased volume and increased materials cost, partially offset by improved manufacturing productivity.

  Six Months Ended March 30, 2012 Compared to Six Months Ended March 25, 2011

        In the first six months of fiscal 2012, Communications and Industrial Solutions' net sales decreased $300 million, or 13.3%, to $1,949 million from $2,249 million in the same period of fiscal 2011. Organic net sales decreased $305 million, or 13.6%, during the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.

        In the industrial end market, our organic net sales decreased 14.7% in the first six months of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to inventory corrections in the supply chain and market weakness, particularly in the EMEA and Asia-Pacific regions. In the consumer devices end market, our organic net sales decreased 9.7% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 as a result of weaker demand in the mobile phone market driven by our platform position, as well as softness in the personal computer market, partially offset by market share growth in tablets. In the data communications end market, our organic net sales decreased 18.9% in the first six months of fiscal 2012 from the same period of fiscal 2011 as a result of market softness and inventory reductions in the supply chain. In the appliance end market, our organic net sales decreased 10.5% in the first six months of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to weakness in the Asia-Pacific and EMEA regions, resulting from lower demand and inventory reductions in the supply chain.

        Communications and Industrial Solutions' operating income decreased $170 million to $136 million in the first six months of fiscal 2012 from $306 million in the first six months of fiscal 2011. Segment results included restructuring and other charges of $35 million and $3 million in the first six months of fiscal 2012 and 2011, respectively. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume and increased materials costs, partially offset by improved manufacturing productivity.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	($ in millions)
Net sales	$817	$871	$1,608	$1,529
Operating income	$83	$46	$160	$76
Operating margin	10.2%	5.3%	10.0%	5.0%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Telecom Networks	39%	40%	38%	35%
Energy	25	22	25	26
Enterprise Networks	21	21	21	20
Subsea Communications	15	17	16	19

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2012 versus Net Sales for the Quarter Ended March 25, 2011					Change in Net Sales for the Six Months Ended March 30, 2012 versus Net Sales for the Six Months Ended March 25, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Telecom Networks	$(20)	(5.9)%	$(11)	$(31)	(8.9)%	$(23)	(4.5)%	$(11)	$117	$83	15.6%
Energy	18	9.0	(5)	13	6.7	10	2.3	(6)	—	4	1.0
Enterprise Networks	(1)	(0.7)	(7)	(8)	(4.4)	5	1.6	(10)	37	32	10.5
Subsea Communications	(28)	(18.5)	—	(28)	(18.8)	(40)	(13.6)	—	—	(40)	(13.7)

Total	$(31)	(3.7)%	$(23)	$(54)	(6.2)%	$(48)	(3.2)%	$(27)	$154	$79	5.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 30, 2012 Compared to Quarter Ended March 25, 2011

        Network Solutions' net sales decreased $54 million, or 6.2%, to $817 million in the second quarter of fiscal 2012 from $871 million in the second quarter of fiscal 2011. Organic net sales decreased $31 million, or 3.7%, in the second quarter of fiscal 2012 from the same period of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $23 million in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 5.9% in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011 largely due to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas region. In the energy end market, our organic net sales increased 9.0% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily as a result of growth in the Americas region. In the enterprise networks end market, our organic sales decreased 0.7% in the second quarter of fiscal 2012 from fiscal 2011 levels due to softness in office networks, partially offset by continued data center investments. The subsea communications end market's organic net sales decreased 18.5% in the second quarter of fiscal 2012 as compared to the same period of fiscal 2011 due to lower levels of project activity.

        Network Solutions' operating income increased $37 million to $83 million in the second quarter of fiscal 2012 from $46 million in the same period of fiscal 2011. Segment results for the second quarter of fiscal 2012 included $12 million of restructuring charges. Segment results for the second quarter of fiscal 2011 included $46 million of charges related to the acquisition of ADC, including $29 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $16 million of restructuring charges, and $1 million of acquisition and integration costs. Segment results also included additional restructuring charges of $1 million in the second quarter of fiscal 2011. Excluding these items, the increase in operating income was attributable to improved manufacturing productivity, largely offset by the unfavorable impacts of decreased volume and price erosion.

  Six Months Ended March 30, 2012 Compared to Six Months Ended March 25, 2011

        Network Solutions' net sales increased $79 million, or 5.2%, to $1,608 million in the first six months of fiscal 2012 from $1,529 million in the same period of fiscal 2011. Organic net sales decreased $48 million, or 3.2%, in the first six months of fiscal 2012 from the first six months of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $27 million in the first six months of fiscal 2012 as compared to the same period of fiscal 2011. The acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011, as ADC contributed net sales of $198 million in the first quarter of fiscal 2012 as compared to $44 million in the first quarter of fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 4.5% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 due primarily to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas and EMEA regions. In the energy end market, our organic net sales increased 2.3% in the first six months of fiscal 2012 as compared to the same period of fiscal 2011 as a result of growth in the Americas region. In the enterprise networks end market, our organic sales increased 1.6% in the first six months of fiscal 2012 from fiscal 2011 levels due to continued data center investments, particularly in the Asia-Pacific and Americas regions. The subsea communications end market's organic net sales decreased 13.6% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 as a result of lower levels of project activity.

        In the first six months of fiscal 2012, Network Solutions' operating income increased $84 million to $160 million from $76 million in the first six months of fiscal 2011. Segment results for the first six months of fiscal 2012 included $17 million of restructuring charges. Segment results for the first six months of fiscal 2011 included $105 million of charges related to the acquisition of ADC, including $51 million of restructuring charges, $36 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $18 million of acquisition and integration costs. Segment results also included additional restructuring charges of $1 million in the first six months of fiscal 2011. Excluding these items, the decrease in operating income was attributable to the unfavorable impacts of decreased volume and price erosion, largely offset by improved manufacturing productivity.

 Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of our 6.00% senior notes due in October 2012. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. On April 3, 2012, we acquired Deutsch. The total value paid, including the repayment of Deutsch's financial debt at closing, was approximately $2.05 billion, net of cash acquired. In anticipation of the acquisition, we had previously raised funds through the issuance of $750 million of senior notes and $569 million of commercial paper. (See additional information regarding debt and the acquisition of Deutsch in Notes 8 and 21 to the Condensed Consolidated Financial Statements.) The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

  Cash Flows from Operating Activities

        In the first six months of fiscal 2012, net cash provided by continuing operating activities increased $7 million to $676 million from $669 million in the first six months of fiscal 2011. The increase resulted from improved working capital offset by higher income taxes paid and lower income levels.

        The amount of income taxes paid, net of refunds, was $168 million and $69 million during the first six months of fiscal 2012 and 2011, respectively. Payments during the second quarter of fiscal 2012 included $52 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Also during the second quarter of fiscal 2012, we received net reimbursements of $36 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters.

        We expect to make net cash payments related to pre-separation tax matters of approximately $26 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our performance and ability to generate cash. Free cash flow was $449 million in the first six months of fiscal 2012 as compared to $454 million in the first six months of fiscal 2011. The decrease in free cash flow in fiscal 2012 as compared to fiscal 2011 was primarily driven by increased capital expenditures partially offset by payments related to pre-separation tax matters and acquisition-related foreign currency derivatives settlements. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Six Months Ended
	March 30, 2012	March 25, 2011
	(in millions)
Net cash provided by continuing operating activities	$676	$669
Capital expenditures	(270)	(227)
Proceeds from sale of property, plant, and equipment	7	12
Payments related to pre-separation tax matters, net	16	—
Payments to settle acquisition-related foreign currency derivative contracts	20	—

Free cash flow	$449	$454

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. In the first six months of fiscal 2012, capital spending increased $43 million to $270 million from $227 million in the first six months of fiscal 2011. We expect fiscal 2012 capital spending levels to be approximately 4% to 5% of net sales.

        In the first six months of fiscal 2011, we acquired ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million of other non-cash consideration. Short-term investments acquired in connection with the acquisition of ADC were sold for proceeds of $155 million in the first six months of fiscal 2011.

  Cash Flows from Financing Activities and Capitalization

        Total debt at March 30, 2012 and September 30, 2011 was $3,972 million and $2,667 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During February 2012, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million aggregate principal amount of 1.60% senior notes due February 3, 2015 and $500 million aggregate principal amount of 3.50% senior notes due February 3, 2022. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on January 21, 2011. Interest on the notes is payable semi-annually on February 3 and August 3 of each year, beginning August 3, 2012. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. Net proceeds from the issuance of the notes due 2015 and 2022, were approximately $250 million and $498 million, respectively. In connection with the issuance of the senior notes in February 2012, the commitments of the lenders under the $700 million 364-day credit agreement, dated as of December 20, 2011, automatically terminated.

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at March 30, 2012 and September 30, 2011.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 30, 2012, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

        Payment of common share dividends and cash distributions to shareholders were $153 million and $141 million in the first six months of fiscal 2012 and 2011, respectively. In March 2011, our shareholders approved a dividend payment to shareholders of 0.68 Swiss Francs ("CHF") (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the third and fourth installments of the dividend at a rate of $0.18 per share each during the quarters ended December 30, 2011 and March 30, 2012.

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments of $0.21 per share beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013 to shareholders of record on specified dates in each of the four quarters.

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. During the second quarter of fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to our classification of Swiss Contributed Surplus that allows us to present Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. Also during the second quarter of fiscal 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet, a provisional reclassification made while we were in discussions with the Swiss tax authorities. Based on the favorable outcome, we expect to reclassify our Swiss Contributed Surplus, currently presented as a legal reserve (reserves from capital contributions) to a free reserve (reserves from capital contributions) by September 28, 2012 and to seek shareholder approval for the change at our next shareholders' meeting. See Note 17 to the Condensed Consolidated Financial Statements for additional information.

        During the first six months of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the second quarter and first six months of fiscal 2011, we purchased approximately 7 million and 8 million, respectively, of our common shares for $252 million and $297 million, respectively. At March 30, 2012, we had $1,501 million of availability remaining under our share repurchase authorization.

Backlog

        At March 30, 2012, we had a backlog of unfilled orders of $2,848 million compared to a backlog of $2,878 million at September 30, 2011. Backlog by reportable segment was as follows:

	March 30, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$1,143	$1,041
Communications and Industrial Solutions	1,032	1,080
Network Solutions	673	757

Total	$2,848	$2,878

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. In the second quarter of fiscal 2012, we made payments of $52 million to the IRS for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $43 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000 and issue special agreement Forms 870-AD during the second half of fiscal 2012. Over the next twelve months, we expect to pay approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

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

        At March 30, 2012 and September 30, 2011, we have reflected $71 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

        At March 30, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        At March 30, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $377 million.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $244 million were recorded on the Condensed Consolidated Balance Sheet at March 30, 2012. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, share-based compensation, and acquisitions are based on, among other things, judgments and assumptions made by management. During the six months ended March 30, 2012, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

  Free Cash Flow

        Free cash flow is a non-GAAP financial measure. The difference between net cash provided by continuing operating activities (the most comparable GAAP measure) and free cash flow (the non-GAAP measure) consists mainly of significant cash outflows and inflows that we believe are useful to identify. Free cash flow is a useful measure of our performance and ability to generate cash. It also is a significant component in our incentive compensation plans. We believe free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated from our operations.

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

        Free cash flow as presented herein may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes items that have an impact on our GAAP cash flow. Also, it subtracts certain cash items that are ultimately within management's and the board of directors' discretion to direct and may imply that there is less or more cash available for our programs than the most comparable GAAP measure indicates. This limitation is best addressed by using free cash flow in combination with the GAAP cash flow results. It should not be inferred that the entire free cash flow amount is available for future discretionary expenditures, as our definition of free cash flow does not consider certain non-discretionary expenditures, such as debt payments. In addition, we may have other discretionary expenditures, such as discretionary dividends, share repurchases, and business acquisitions, that are not considered in the calculation of free cash flow.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Risks associated with our acquisition of Deutsch;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2012. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 30, 2012.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011. The risk factors disclosed in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2011 - January 27, 2012	6,230	$34.38	—	$1,500,631,148
January 28 - March 2, 2012	7,371	34.66	—	1,500,631,148
March 3 - March 30, 2012	63	34.35	—	1,500,631,148

Total	13,664	$34.53	—

(1)
This column includes the acquisition of 13,664 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans during the quarter ended March 30, 2012.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
4.1	Sixth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)
4.2	Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.2 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)
10.1	TE Connectivity Ltd. 2007 Stock and Incentive Plan (Amended and Restated as of March 7, 2012) (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed March 7, 2012)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 30, 2012, filed on April 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 or to the Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011 or to this Quarterly Report, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2012