Form 10-Q
period 2012-06-29
TE Connectivity Ltd.
filed 2012-07-26
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2012
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

        The number of common shares outstanding as of July 24, 2012 was 427,809,571.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions, except per share data)
Net sales	$3,499	$3,579	$9,918	$10,025
Cost of sales	2,481	2,491	6,936	6,938

Gross margin	1,018	1,088	2,982	3,087
Selling, general, and administrative expenses	423	441	1,233	1,261
Research, development, and engineering expenses	173	178	523	507
Acquisition and integration costs	15	1	23	19
Restructuring and other charges, net	36	8	86	58

Operating income	371	460	1,117	1,242
Interest income	6	5	18	16
Interest expense	(48)	(39)	(131)	(117)
Other income (expense), net	19	(5)	31	13

Income from continuing operations before income taxes	348	421	1,035	1,154
Income tax expense	(88)	(70)	(267)	(247)

Income from continuing operations	260	351	768	907
Income (loss) from discontinued operations, net of income taxes	(61)	6	(49)	16

Net income	199	357	719	923
Less: net income attributable to noncontrolling interests	—	(2)	(3)	(4)

Net income attributable to TE Connectivity Ltd.	$199	$355	$716	$919

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$260	$349	$765	$903
Income (loss) from discontinued operations	(61)	6	(49)	16

Net income	$199	$355	$716	$919

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.61	$0.80	$1.79	$2.05
Income (loss) from discontinued operations	(0.15)	0.01	(0.11)	0.03

Net income	$0.46	$0.81	$1.68	$2.08

Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.60	$0.79	$1.78	$2.02
Income (loss) from discontinued operations	(0.14)	0.01	(0.11)	0.04

Net income	$0.46	$0.80	$1.67	$2.06

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.21	$0.18	$0.57	$0.50
Weighted-average number of shares outstanding:
Basic	428	437	427	441
Diluted	431	442	430	447

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 29, 2012	September 30, 2011
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,302	$1,218
Accounts receivable, net of allowance for doubtful accounts of $41 and $38, respectively	2,393	2,341
Inventories	1,868	1,878
Prepaid expenses and other current assets	462	634
Deferred income taxes	407	402
Assets held for sale	—	508

Total current assets	6,432	6,981
Property, plant, and equipment, net	3,136	3,140
Goodwill	4,290	3,288
Intangible assets, net	1,392	631
Deferred income taxes	2,232	2,364
Receivable from Tyco International Ltd. and Covidien plc	1,170	1,066
Other assets	290	253

Total Assets	$18,942	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$1,066	$—
Accounts payable	1,383	1,454
Accrued and other current liabilities	1,522	1,733
Deferred revenue	99	143
Liabilities held for sale	—	80

Total current liabilities	4,070	3,410
Long-term debt	2,693	2,667
Long-term pension and postretirement liabilities	1,169	1,202
Deferred income taxes	509	333
Income taxes	2,257	2,122
Other liabilities	504	505

Total Liabilities	11,202	10,239

Commitments and contingencies (Note 11)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 439,092,124 shares authorized and issued, CHF 1.17 par value, and 463,080,684 shares authorized and issued, CHF 1.37 par value, respectively	193	593
Contributed surplus	6,820	7,604
Accumulated earnings	800	84
Treasury shares, at cost, 11,318,310 and 39,303,550 shares, respectively	(305)	(1,235)
Accumulated other comprehensive income	226	428

Total TE Connectivity Ltd. shareholders' equity	7,734	7,474
Noncontrolling interests	6	10

Total Equity	7,740	7,484

Total Liabilities and Equity	$18,942	$17,723

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 29, 2012	June 24, 2011
	(in millions)
Cash Flows From Operating Activities:
Net income	$719	$923
(Income) loss from discontinued operations, net of income taxes	49	(16)

Income from continuing operations	768	907
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	453	419
Deferred income taxes	100	103
Provision for losses on accounts receivable and inventories	44	20
Share-based compensation expense	52	58
Other	17	(19)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(26)	(122)
Inventories	24	(235)
Inventoried costs on long-term contracts	9	16
Prepaid expenses and other current assets	86	94
Accounts payable	(91)	84
Accrued and other current liabilities	(195)	(251)
Income taxes	(74)	22
Deferred revenue	(52)	(66)
Long-term pension and postretirement liabilities	33	53
Other	26	31

Net cash provided by continuing operating activities	1,174	1,114
Net cash provided by discontinued operating activities	60	35

Net cash provided by operating activities	1,234	1,149

Cash Flows From Investing Activities:
Capital expenditures	(385)	(370)
Proceeds from sale of property, plant, and equipment	13	58
Proceeds from sale of intangible assets	—	68
Proceeds from sale of short-term investments	—	155
Acquisition of business, net of cash acquired	(1,384)	(731)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	394	—
Other	(7)	(10)

Net cash used in continuing investing activities	(1,369)	(830)
Net cash used in discontinued investing activities	(1)	(5)

Net cash used in investing activities	(1,370)	(835)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	350	(100)
Proceeds from long-term debt	748	249
Repayment of long-term debt	(642)	(565)
Proceeds from exercise of share options	52	74
Repurchase of common shares	(17)	(540)
Payment of common share dividends and cash distributions to shareholders	(243)	(220)
Other	45	17

Net cash provided by (used in) continuing financing activities	293	(1,085)
Net cash used in discontinued financing activities	(59)	(30)

Net cash provided by (used in) financing activities	234	(1,115)

Effect of currency translation on cash	(14)	23
Net increase (decrease) in cash and cash equivalents	84	(778)
Cash and cash equivalents at beginning of period	1,218	1,990

Cash and cash equivalents at end of period	$1,302	$1,212

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ materially from these estimates. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

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

2. Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in Accounting Standards Codification ("ASC") 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013; however, we expect to early adopt these standards during the fourth quarter of fiscal 2012. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net

        Charges (credits) to operations by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Transportation Solutions	$14	$(13)	$12	$(18)
Communications and Industrial Solutions	16	11	51	14
Network Solutions	6	10	23	62

Restructuring and related charges, net	$36	$8	$86	$58

        Amounts recognized on the Condensed Consolidated Statements of Operations were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Cash charges	$36	$7	$89	$52
Non-cash charges (credits)	—	1	(3)	6

Restructuring and related charges, net	$36	$8	$86	$58

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during the first nine months of fiscal 2012 is summarized as follows:

	Balance at September 30, 2011	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at June 29, 2012
	(in millions)
Fiscal 2012 Actions:
Employee severance	$—	$87	$(30)	$(1)	$(1)	$55
Facilities exit costs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	87	(30)	(1)	(1)	55

Fiscal 2011 Actions:
Employee severance	104	6	(51)	(12)	(3)	44
Facilities exit costs	4	2	(4)	—	—	2
Other	1	—	—	—	—	1

Total	109	8	(55)	(12)	(3)	47

Pre-Fiscal 2011 Actions:
Employee severance	33	4	(14)	(1)	(2)	20
Facilities exit costs	31	3	(6)	—	(1)	27
Other	2	1	(1)	—	—	2

Total	66	8	(21)	(1)	(3)	49

Total Activity	$175	$103	$(106)	$(14)	$(7)	$151

  Fiscal 2012 Actions

        We initiated restructuring programs during fiscal 2012 associated with the acquisition of Deutsch Group SAS and related headcount reductions primarily in the Transportations Solutions segment as well as headcount reductions in the Communications and Industrial Solutions segment. In connection with these actions, during the nine months ended June 29, 2012, we recorded net restructuring charges of $86 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2012 by the end of fiscal 2013 and to incur total charges of approximately $87 million. Cash spending related to this plan was $30 million in the first nine months of fiscal 2012. We expect total cash spending to be approximately $59 million and $27 million in fiscal 2012 and 2013, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes charges incurred for fiscal 2012 actions by segment:

	Charges Incurred
	For the Quarter Ended June 29, 2012	For the Nine Months Ended June 29, 2012
	(in millions)
Transportation Solutions	$13	$17
Communications and Industrial Solutions	18	50
Network Solutions	5	19

Total	$36	$86

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions in force as a result of economic conditions, primarily in the Communications and Industrial Solutions segment. In connection with these actions, during the nine months ended June 29, 2012 and June 24, 2011, we recorded net restructuring credits of $4 million and charges of $77 million, respectively, which primarily related to employee severance and benefits. We have completed all restructuring activities commenced in fiscal 2011. Cash spending related to this plan was $55 million in the first nine months of fiscal 2012. We expect total cash spending to be approximately $82 million and $20 million in fiscal 2012 and 2013, respectively.

        The following table summarizes charges incurred for fiscal 2011 actions by segment:

	Charges Incurred
	For the Quarter Ended June 29, 2012	For the Nine Months Ended June 29, 2012	Cumulative
	(in millions)
Transportation Solutions	$—	$(6)	$2
Communications and Industrial Solutions	(2)	—	68
Network Solutions	1	2	81

Total	$(1)	$(4)	$151

  Pre-Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2010 primarily related to headcount reductions in the Transportation Solutions segment. During fiscal 2009, we initiated restructuring programs primarily related to headcount reductions and manufacturing site closures across all segments in response to economic conditions and the implementation of our manufacturing simplification plan. We have completed all restructuring activities commenced in fiscal 2010 and 2009. In connection with these pre-fiscal 2011 actions, during the nine months ended June 29, 2012 and June 24, 2011, we recorded net restructuring charges of $7 million and credits of $25 million, respectively. The credits in the first

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

nine months of fiscal 2011 primarily related to decreases in planned employee headcount reductions associated with the Transportation Solutions segment.

        During fiscal 2002, we recorded restructuring charges related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of June 29, 2012, the remaining restructuring reserves related to fiscal 2002 actions were $29 million, primarily associated with exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years.

        Cash spending related to pre-fiscal 2011 actions was $21 million in the first nine months of fiscal 2012, and we expect total cash spending of approximately $39 million and $15 million in fiscal 2012 and 2013, respectively.

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	June 29, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$25	$32
Communications and Industrial Solutions	65	65
Network Solutions	61	78

Restructuring reserves	$151	$175

        Restructuring reserves were included on our Condensed Consolidated Balance Sheets as follows:

	June 29, 2012	September 30, 2011
	(in millions)
Accrued and other current liabilities	$109	$129
Other liabilities	42	46

Restructuring reserves	$151	$175

4. Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch"). The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt plus accrued interest. Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. This acquisition is reported primarily as part of our Transportation Solutions segment from the date of acquisition.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        The Deutsch acquisition was accounted for under the provisions of ASC 805, Business Combinations. We have preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable assets acquired and liabilities assumed and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. In addition, completion of the purchase price allocation may impact the net deferred tax liability of $187 million currently recognized with any adjustment resulting in a corresponding change to goodwill. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation during the current fiscal year.

        The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$152
Other current assets	337
Property, plant, and equipment	132
Goodwill	1,026
Intangible assets	837
Other long-term assets	31

Total assets acquired	2,515

Current maturities of long-term debt	642
Other current liabilities	137
Deferred income taxes	176
Other long-term liabilities	24

Total liabilities assumed	979

Net assets acquired	1,536
Cash and cash equivalents acquired	(152)

Net cash paid	$1,384

        Other current assets primarily consist of inventories of $190 million and trade accounts receivable of $122 million. Other current liabilities assumed are primarily comprised of accrued and other current liabilities of $70 million and trade accounts payable of $56 million.

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

        Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$500	15
Developed technology	165	12
Trade names and trademarks	150	20
Customer order backlog	22	0.3

Total	$837	15

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives. The $1,026 million of goodwill is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is primarily attributable to cost savings and other synergies that we expect to realize through operational efficiencies including consolidation of manufacturing, marketing, and general and administrative functions. Substantially all of the goodwill has been allocated to our Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Deutsch completed certain acquisitions that resulted in goodwill deductible primarily for U.S. tax purposes of approximately $215 million which we will deduct over the next thirteen years.

        During the quarter ended June 29, 2012, Deutsch contributed net sales of $174 million and an operating loss of $62 million to our Condensed Consolidated Financial Statements. The operating loss included charges of $68 million associated with the amortization of acquisition-accounting related fair value adjustments primarily related to acquired inventories and customer order backlog, acquisition costs of $13 million, restructuring charges of $11 million, and integration costs of $2 million. During the nine months ended June 29, 2012, we incurred Deutsch-related acquisition and integration costs of $21 million and $2 million, respectively.

        The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Deutsch acquisition occurred at the beginning of fiscal 2011.

	Pro Forma for the Quarters Ended		Pro Forma for the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Net sales	$3,502	$3,757	$10,264	$10,513
Net income attributable to TE Connectivity Ltd.	250	367	789	892

        The pro forma financial information is based on our preliminary allocation of purchase price and therefore subject to adjustment upon finalizing the purchase price allocation. The significant pro forma adjustments which are described below are net of income tax expense (benefit) at the statutory rate.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition (Continued)

        Pro forma results for the quarter ended June 29, 2012 were adjusted to exclude $30 million of charges related to the fair value adjustment to acquisition-date inventories, $12 million of charges related to acquired customer order backlog, $8 million of acquisition costs, and $2 million of charges related to other acquisition accounting-related adjustments. Pro forma results for the quarter ended June 29, 2012 were also adjusted to include $1 million of interest expense based on pro forma changes in our capital structure.

        Pro forma results for the quarter ended June 24, 2011 were adjusted to exclude $11 million of interest expense based on pro forma changes in our capital structure, $7 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, and $1 million of charges related to depreciation expense. In addition, pro forma results for the quarter ended June 24, 2011 were adjusted to include $5 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results for the nine months ended June 29, 2012 were adjusted to exclude $30 million of interest expense based on pro forma changes in our capital structure, $30 million of charges related to the fair value adjustment to acquisition-date inventories, $20 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, $13 million of acquisition costs, $12 million of charges related to acquired customer order backlog, $2 million of share-based compensation expense incurred by Deutsch as a result of the change in control of Deutsch, $2 million of charges related to depreciation expense, and $2 million of charges related to other acquisition accounting-related adjustments. In addition, pro forma results for the nine months ended June 29, 2012 were adjusted to include $17 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results for the nine months ended June 24, 2011 were adjusted to exclude $32 million of interest expense based on pro forma changes in our capital structure, $20 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, and $3 million of charges related to depreciation expense. In addition, pro forma results for the nine months ended June 24, 2011 were adjusted to include $30 million of charges related to the fair value adjustment to acquisition-date inventories, $16 million of charges related to the amortization of the fair value of acquired intangible assets, $14 million of charges related to acquired customer order backlog, and $4 million of charges related to other acquisition accounting-related adjustments.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Deutsch acquisition occurred at the beginning of fiscal 2011.

5. Discontinued Operations

        On June 1, 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during the quarter ended June 29, 2012. We recognized an insignificant pre-tax loss on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Discontinued Operations (Continued)

for the quarter ended June 29, 2012, primarily as a result of being unable to realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this divestiture.

        On April 27, 2012, we sold our TE Professional Services business for net cash proceeds of $29 million, of which we received $24 million during the quarter ended June 29, 2012, and recognized a pre-tax gain of $2 million on the transaction. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the nine months ended June 29, 2012.

        The Touch Solutions, TE Professional Services, and Wireless Systems businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively. The Wireless Systems business was a component of the former Wireless Systems segment.

        The following table presents net sales, pre-tax income, pre-tax gain (loss) on sale, and income tax expense from discontinued operations:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Net sales	$76	$151	$355	$377

Pre-tax income from discontinued operations	$6	$11	$21	$33
Pre-tax gain (loss) on sale of discontinued operations	2	—	2	(4)
Income tax expense	(69)	(5)	(72)	(13)

Income (loss) from discontinued operations, net of income taxes	$(61)	$6	$(49)	$16

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Discontinued Operations (Continued)

        The following table presents balance sheet information for assets and liabilities held for sale at fiscal year end 2011. There were no such amounts at June 29, 2012:

September 30, 2011
(in millions)
Accounts receivable, net	$84
Inventories	61
Prepaid expenses and other current assets	14
Property, plant, and equipment, net	23
Goodwill	298
Intangible assets, net	24
Other assets	4

Total assets	$508

Accounts payable	$29
Accrued and other current liabilities	40
Deferred revenue	2
Other liabilities	9

Total liabilities	$80

6. Inventories

        Inventories consisted of the following:

	June 29, 2012	September 30, 2011
	(in millions)
Raw materials	$308	$301
Work in progress	602	541
Finished goods	905	973
Inventoried costs on long-term contracts	53	63

Inventories	$1,868	$1,878

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
Balance at September 30, 2011:
Goodwill	$2,712	$3,034	$2,217	$7,963
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	521	1,575	1,192	3,288

Changes in goodwill:
Acquisition	1,006	20	—	1,026
Currency translation	(3)	(11)	(10)	(24)
Balance at June 29, 2012:
Goodwill	3,715	3,043	2,207	8,965
Accumulated impairment losses	(2,191)	(1,459)	(1,025)	(4,675)

Goodwill, net of impairment losses	$1,524	$1,584	$1,182	$4,290

        During the third quarter of fiscal 2012, we completed the acquisition of Deutsch and recognized $1,026 million of goodwill, which primarily benefits the Transportation Solutions segment. See Note 4 for additional information on the acquisition of Deutsch.

8. Intangible Assets, Net

        Intangible assets were as follows:

	June 29, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,146	$(424)	$722	$831	$(389)	$442
Customer relationships	666	(33)	633	165	(12)	153
Other	74	(37)	37	53	(17)	36

Total	$1,886	$(494)	$1,392	$1,049	$(418)	$631

        During the quarter ended June 29, 2012, the Deutsch acquisition increased the gross carrying amount of intangible assets by $837 million. Intangible asset amortization expense was $47 million and $16 million for the quarters ended June 29, 2012 and June 24, 2011, respectively, and $76 million and $49 million for the nine months ended June 29, 2012 and June 24, 2011 respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2012	$31
Fiscal 2013	112
Fiscal 2014	112
Fiscal 2015	112
Fiscal 2016	111
Fiscal 2017	111
Thereafter	803

Total	$1,392

9. Debt

        Debt was as follows:

	June 29, 2012	September 30, 2011
	(in millions)
6.00% senior notes due 2012	$714	$716
5.95% senior notes due 2014	300	300
1.60% senior notes due 2015	250	—
6.55% senior notes due 2017	733	736
4.875% senior notes due 2021	272	269
3.50% senior notes due 2022	498	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	90
Commercial paper, at a weighted-average interest rate of 0.43% at June 29, 2012	350	—
Other	77	81

Total debt(1)	3,759	2,667
Less current maturities of long-term debt(2)	1,066	—

Long-term debt	$2,693	$2,667

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current maturities of long-term debt at June 29, 2012 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other.

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

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at June 29, 2012 and September 30, 2011.

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

        The fair value of our debt, based on indicative valuations, was approximately $4,078 million and $2,968 million at June 29, 2012 and September 30, 2011, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Guarantees (Continued)

        At June 29, 2012, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $239 million of which $225 million was reflected in other liabilities and $14 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 30, 2011, the liability was $249 million and consisted of $228 million in other liabilities and $21 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $239 million remains sufficient to satisfy these expected obligations.

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

        At June 29, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $349 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at June 29, 2012 and September 30, 2011 were $51 million and $54 million, respectively.

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

        At June 29, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. In the first nine months of fiscal 2012, we made payments of $70 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $44 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000 and issue special agreement Forms 870-AD by early fiscal 2013. Over the next twelve months, we expect to pay

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters, in the third quarter of fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. Also, in the fourth quarter of fiscal 2011, we made net cash payments of $154 million related to pre-separation deficiencies.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During the third quarter of fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

        At June 29, 2012 and September 30, 2011, we have reflected $74 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 29, 2012, we concluded that it was probable that we would incur remedial costs in the range of $13 million to $26 million. As of June 29, 2012, we concluded that the best estimate within this range is $13 million, of which $9 million is included in accrued and other current liabilities and $4 million is included in other liabilities on the Condensed Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $13 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        During the first nine months of fiscal 2012, in conjunction with the issuance of the 1.60% senior notes due 2015 and 3.50% senior notes due 2022, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges on notional amounts of $400 million for a cash payment of $24 million. The effective portion of the forward starting interest rate swaps, approximately $24 million, was recorded in accumulated other comprehensive income and is reclassified to interest expense over a four year period. The ineffective portion of the forward starting interest rate swaps and the remaining unamortized premium of the swaptions were insignificant and were recorded in interest expense during the second quarter of fiscal 2012. Also during the first nine months of fiscal 2012 and in conjunction with the debt issuance (see Note 9 for additional information regarding the debt issuance), we entered into, and subsequently terminated, a cash flow hedge-designated interest rate swap on a notional amount of $300 million of the 3.50% senior notes due 2022 for a cash payment of $2 million. That cash payment was recorded in accumulated other comprehensive income and is reclassified to interest expense over a ten year period.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 29, 2012 and September 30, 2011, our commodity hedges had notional values of $214 million and $211 million, respectively. We expect that significantly all of the balance in

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $1,739 million and $1,542 million at June 29, 2012 and September 30, 2011, respectively. We recorded foreign exchange gains of $20 million and losses of $4 million during the quarters ended June 29, 2012 and June 24, 2011, respectively, and gains of $80 million and losses of $106 million during the nine months ended June 29, 2012 and June 24, 2011, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See additional information in Note 19.

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below.

	June 29, 2012		September 30, 2011
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$2	$1	$1
Interest rate swaps and swaptions	24	—	21	21
Commodity swap contracts	1	16	13	14

Total derivatives designated as hedging instruments	26	18	35	36

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	3	10	6	10
Investment swaps	—	1	—	5

Total derivatives not designated as hedging instruments	3	11	6	15

Total derivatives	$29	$29	$41	$51

(1)
All foreign currency, commodity swap, investment swap, and interest rate swap and swaption derivatives in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, except where a right of offset against liability positions exists. Derivative instruments in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets totaled $5 million and $12 million at June 29, 2012 and September 30, 2011, respectively. Interest rate swaps and swaptions and commodity swap contracts in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $24 million and $21 million at June 29, 2012 and September 30, 2011, respectively.

(2)
All foreign currency, commodity swap, investment swap, and interest rate swap and swaption derivatives in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets, except where a right of offset against asset positions exists. Derivative instruments

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

  in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $27 million and $43 million at June 29, 2012 and September 30, 2011, respectively. Interest rate swaps and swaptions and commodity swap contracts in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $2 million at June 29, 2012; there were no derivatives in other liabilities at September 30, 2011.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives Designated as Fair Value Hedges	Location	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2	$5	$5

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at June 29, 2012 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarters ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended June 29, 2012:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(14)	Cost of sales	—	Cost of sales	—
Interest rate swaps and swaptions(1)	—	Interest expense	(3)	Interest expense	—

Total	$(15)		$(3)		$—

For the Quarter Ended June 24, 2011:
Foreign currency contracts	$3	Cost of sales	$2	Cost of sales	$—
Commodity swap contracts	5	Cost of sales	15	Cost of sales	—
Interest rate swaps and swaptions(1)	(8)	Interest expense	(2)	Interest expense	(2)

Total	$—		$15		$(2)

(1)
During the quarter ended June 29, 2012, losses reclassified from accumulated other comprehensive income to interest expense relate to both forward starting interest rate swaps and swaptions designated as cash flow hedges terminated in February 2012 and forward starting interest rate swaps designated as cash flow hedges terminated in September 2007. Forward starting interest rate swaps in place at June 24, 2011 resulted in losses of $8 million in other comprehensive income related to the effective portions of the hedge during the period. Losses reclassified from accumulated other comprehensive income to interest expense during the quarter ended June 24, 2011 include only the forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007. Interest rate swaptions in place at June 24, 2011 resulted in losses of $2 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the nine months ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Nine Months Ended June 29, 2012:
Foreign currency contracts	$(2)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	—	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(7)	Interest expense	—

Total	$(7)		$6		$—

For the Nine Months Ended June 24, 2011:
Foreign currency contracts	$3	Cost of sales	$4	Cost of sales	$—
Commodity swap contracts	30	Cost of sales	29	Cost of sales	—
Interest rate swaps and swaptions(1)	(2)	Interest expense	(4)	Interest expense	(1)

Total	$31		$29		$(1)

(1)
During the nine months ended June 29, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, a loss of $3 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Amounts recognized as interest expense due to ineffectiveness were not material. Also during the nine months ended June 29, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. During the nine months ended June 29, 2012, losses reclassified from accumulated other comprehensive income to interest expense relate to both forward starting interest rate swaps and swaptions designated as cash flow hedges terminated in February 2012 and forward starting interest rate swaps designated as cash flow hedges terminated in September 2007. Interest rate swaps designated as cash flow hedges terminated in September 2007 resulted in losses of $4 million reflected in interest expense during the nine months ended June 24, 2011. Forward starting interest rate swaps in place at June 24, 2011 resulted in losses of $2 million in other comprehensive income related to the effective portions of the hedge during the period. Interest rate swaptions in place at June 24, 2011 resulted in losses of $1 million in interest expense as a result of amounts excluded from hedging relationship; there were no gains or losses recorded in other comprehensive income during the period.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives not Designated as Hedging Instruments	Location	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(15)	$7	$(36)	$12
Investment swaps	Selling, general, and administrative expenses	(1)	(1)	6	3

Total		$(16)	$6	$(30)	$15

        During the quarter and nine months ended June 29, 2012, we incurred losses of $15 million and $36 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. The losses were offset by gains realized as a result of re-measuring certain non-U.S. Dollar-denominated intercompany non-derivative financial instruments to the U.S. Dollar and included, during the first six months of fiscal 2012, losses of $20 million incurred in anticipation of the acquisition of Deutsch.

13. Fair Value Measurements

        Guidance on fair value measurement in ASC 820, Fair Value Measurements and Disclosures, specifies a fair value hierarchy based upon the observable inputs utilized in valuation of certain assets and liabilities. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
June 29, 2012:
Assets:
Commodity swap contracts	$1	$—	$—	$1
Interest rate swaps and swaptions	—	24	—	24
Foreign currency contracts(1)	—	4	—	4
Rabbi trust assets	4	79	—	83

Total assets at fair value	$5	$107	$—	$112

Liabilities:
Commodity swap contracts	$16	$—	$—	$16
Investment swap contracts	—	1	—	1
Foreign currency contracts(1)	—	12	—	12

Total liabilities at fair value	$16	$13	$—	$29

September 30, 2011:
Assets:
Commodity swap contracts	$13	$—	$—	$13
Interest rate swaps and swaptions	—	21	—	21
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	5	79	—	84

Total assets at fair value	$18	$107	$—	$125

Liabilities:
Commodity swap contracts	$14	$—	$—	$14
Interest rate swaps and swaptions	—	21	—	21
Investment swap contracts	—	5	—	5
Foreign currency contracts(1)	—	11	—	11

Total liabilities at fair value	$14	$37	$—	$51

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

Other Financial Instruments

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value, which we believe approximates fair value (see Note 9 for disclosure of the fair value of long-term debt). The following is a description of the valuation methodologies used for the respective financial instruments:

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

  •
  Long-term debt—The fair value of long-term debt, including both current and non-current maturities, as presented in Note 9, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

        As of June 29, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Fair Value Measurements (Continued)

        During the first nine months of fiscal 2012, we used significant other observable inputs (level 2) to calculate an impairment charge related to the TE Professional Services business. See Note 5 for additional information.

14. Retirement Plans

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the quarters ended was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Service cost	$2	$1	$14	$15
Interest cost	12	13	20	21
Expected return on plan assets	(14)	(15)	(14)	(15)
Amortization of prior service credit	—	—	(3)	(2)
Amortization of net actuarial loss	10	9	8	10

Net periodic benefit pension cost	$10	$8	$25	$29

        The net periodic benefit cost for all U.S. and non-U.S. defined benefit pension plans for the nine months ended was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Service cost	$5	$5	$40	$48
Interest cost	38	39	58	64
Expected return on plan assets	(43)	(47)	(41)	(43)
Amortization of prior service credit	—	—	(7)	(2)
Amortization of net actuarial loss	31	27	24	30

Net periodic benefit pension cost	$31	$24	$74	$97

        The net periodic benefit cost for postretirement benefit plans was insignificant for the quarters and nine months ended June 29, 2012 and June 24, 2011.

        We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2012 of $3 million for U.S. plans and $97 million for non-U.S. plans. During the nine months ended June 29, 2012, we contributed $1 million to our U.S. plans and $72 million to our non-U.S. plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Retirement Plans (Continued)

        We anticipate that we will make contributions to our postretirement benefit plans of $2 million in fiscal 2012. During the nine months ended June 29, 2012, contributions to our postretirement benefit plans were insignificant.

15. Income Taxes

        We recorded a tax provision of $88 million, for an effective income tax rate of 25.3%, and a tax provision of $70 million, for an effective income tax rate of 16.6%, for the quarters ended June 29, 2012 and June 24, 2011, respectively. The effective income tax rate for the quarter ended June 29, 2012 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions, offset by the estimated tax impacts of certain intercompany dividends. In addition, the effective income tax rate for the quarter ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, as well as accruals of interest related to uncertain tax positions. The effective income tax rate for the quarter ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions and benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters, partially offset by accruals of interest related to uncertain tax positions.

        We recorded a tax provision of $267 million, for an effective income tax rate of 25.8%, and a tax provision of $247 million, for an effective income tax rate of 21.4%, for the nine months ended June 29, 2012 and June 24, 2011, respectively. The effective income tax rate for the nine months ended June 29, 2012 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011. The effective income tax rate for the nine months ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the nine months ended June 24, 2011 also reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 29, 2012, we had recorded $1,303 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,267 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities. During the quarter and nine months ended June 29, 2012, we recognized $13 million and $63 million, respectively, of expense related to interest and penalties on the Condensed Consolidated Statements of Operations. As of September 30, 2011, the balance of accrued interest and penalties was $1,287 million, of which $1,154 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. Also, during fiscal 2011, the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. During the third quarter of fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. See Note 11 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of certain pending examinations, it is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000 and issue special agreement Forms 870-AD by early fiscal 2013. While the ultimate resolution is uncertain, based upon the current status of these examinations, we estimate that up to approximately $200 million of unrecognized income tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 29, 2012.

16. Other Income, Net

        We recorded net other income of $19 million and net other expense of $5 million in the quarters ended June 29, 2012 and June 24, 2011, respectively, and net other income of $31 million and $13 million in the nine months ended June 29, 2012 and June 24, 2011, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. During the third quarter of fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 11.

17. Earnings Per Share

        Basic earnings per share is computed by dividing net income attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Earnings Per Share (Continued)

non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Weighted-average shares outstanding:
Basic	428	437	427	441
Dilutive share options and restricted share awards	3	5	3	6

Diluted	431	442	430	447

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Such shares not included in the computation were 14 million and 9 million for the quarters ended June 29, 2012 and June 24, 2011, respectively, and 12 million for each of the nine months ended June 29, 2012 and June 24, 2011.

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

  Common Shares Held in Treasury

        At June 29, 2012, approximately 11 million common shares were held in treasury, all of which were owned by one of our subsidiaries. At September 30, 2011, approximately 39 million common shares were held in treasury, of which 15 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Condensed Consolidated Balance Sheets.

        In March 2012, our shareholders approved the cancellation of 23,988,560 shares purchased under our share repurchase program during the period from December 25, 2010 to December 30, 2011. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2012. As a result of the cancellation of shares, common shares, contributed surplus, and treasury shares on the Condensed Consolidated Balance Sheets decreased by $11 million, $790 million, and $801 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Equity (Continued)

  Contributed Surplus

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. During the second quarter of fiscal 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet, a provisional reclassification made while we were in discussions with the Swiss tax authorities. Also during the second quarter of fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to our classification of Swiss Contributed Surplus that allows us to present Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. On July 25, 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from legal reserves (reserves from capital contributions) as of March 30, 2012 to free reserves (reserves from capital contributions) on our Swiss statutory balance sheet, with effect as of March 30, 2012. This reclassification will be reflected on our Swiss statutory financial statements for the year ending September 28, 2012. As of September 30, 2011, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million).

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

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013 to shareholders of record on specified dates in each of the four quarters. We paid the first installment of the distribution at a rate of $0.21 per share during the quarter ended June 29, 2012. This capital reduction reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 1.17 (equivalent to $1.07).

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At June 29, 2012 and September 30, 2011, the unpaid portion of dividends and distributions

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Equity (Continued)

recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $269 million and $153 million, respectively.

  Share Repurchase Program

        During the first nine months of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the third quarter and first nine months of fiscal 2011, we purchased approximately 7 million and 16 million, respectively, of our common shares for $267 million and $564 million, respectively. At June 29, 2012, we had $1,501 million of availability remaining under our share repurchase authorization.

19. Comprehensive Income

        Comprehensive income consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Net income	$199	$357	$719	$923
Currency translation(1)	(163)	26	(222)	187
Gain (loss) on cash flow hedges, net of income taxes	(10)	(14)	(11)	2
Effects of unrecognized pension and postretirement benefit costs, net of income taxes(2)	10	117	31	141

	36	486	517	1,253
Less: comprehensive income attributable to noncontrolling interests	—	(2)	(3)	(4)

Comprehensive income attributable to TE Connectivity Ltd.	$36	$484	$514	$1,249

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

20. Share Plans

        Share-based compensation expense was $18 million and $19 million during the quarters ended June 29, 2012 and June 24, 2011, respectively, and $54 million and $60 million during the nine months ended June 29, 2012 and June 24, 2011, respectively. These expenses were primarily presented in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

        Pursuant to the acquisition of ADC, we exchanged unexercised ADC share options and stock appreciation rights for our share options and stock appreciation right awards. As a result of that exchange, we recognized $2 million of incremental share-based compensation expense during the first nine months of fiscal 2011. Those costs, which are included in the total share-based compensation expense above, are presented in acquisition and integration costs on the Condensed Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Share Plans (Continued)

        On March 7, 2012, our shareholders approved an increase of 20 million shares in the number of shares available for awards under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"). As of June 29, 2012, we had 27 million shares available for issuance under the 2007 Plan and 4 million shares available for issuance under ADC equity incentive plans.

  Restricted Share Awards

        A summary of restricted share award activity during the nine months ended June 29, 2012 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	5,022,839	$26.48
Granted	1,797,077	34.56
Vested	(1,674,762)	24.36
Forfeited	(526,460)	29.55

Non-vested at June 29, 2012	4,618,694	$30.05

        As of June 29, 2012, there was $94 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.8 years.

  Share Options

        A summary of share option award activity during the nine months ended June 29, 2012 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 30, 2011	21,920,451	$31.94
Granted	3,405,700	34.49
Exercised	(2,105,922)	23.33
Forfeited	(589,606)	29.67
Expired	(1,501,806)	47.03

Outstanding at June 29, 2012	21,128,817	$32.20	5.7	$70

Vested and non-vested expected to vest at June 29, 2012	20,572,936	$32.27	5.7	$69
Exercisable at June 29, 2012	13,406,330	$33.50	4.1	$43

        As of June 29, 2012, there was $46 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.8 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Share Plans (Continued)

  Share-Based Compensation Assumptions

        The weighted-average grant-date fair value of options granted during the nine months ended June 29, 2012 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the nine months then ended were as follows:

Weighted-average grant-date fair value	$9.49
Assumptions:
Expected share price volatility	36%
Risk free interest rate	1.3%
Expected annual dividend per share	$0.84
Expected life of options (in years)	6.0

21. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Transportation Solutions	$1,607	$1,426	$4,469	$4,094
Communications and Industrial Solutions	1,045	1,184	2,994	3.433
Network Solutions	847	969	2,455	2,498

Total(1)	$3,499	$3,579	$9,918	$10,025

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	(in millions)
Transportation Solutions	$183	$211	$633	$611
Communications and Industrial Solutions	96	120	232	426
Network Solutions	92	129	252	205

Total	$371	$460	$1,117	$1,242

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	June 29, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$3,470	$3,187
Communications and Industrial Solutions	2,071	2,257
Network Solutions	1,856	1,915

Total segment assets(1)	7,397	7,359
Other current assets	2,171	2,762
Other non-current assets	9,374	7,602

Total assets	$18,942	$17,723

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,499	$—	$3,499
Cost of sales	—	—	2,481	—	2,481

Gross margin	—	—	1,018	—	1,018
Selling, general, and administrative expenses, net(1)	7	(73)	489	—	423
Research, development, and engineering expenses	—	—	173	—	173
Acquisition and integration costs	1	—	14	—	15
Restructuring and other charges, net	—	—	36	—	36

Operating income (loss)	(8)	73	306	—	371
Interest income	—	—	6	—	6
Interest expense	—	(44)	(4)	—	(48)
Other income, net	—	—	19	—	19
Equity in net income of subsidiaries	271	224	—	(495)	—
Equity in net loss of subsidiaries of discontinued operations	(61)	(61)	—	122	—
Intercompany interest and fees	(3)	18	(15)	—	—

Income from continuing operations before income taxes	199	210	312	(373)	348
Income tax expense	—	—	(88)	—	(88)

Income from continuing operations	199	210	224	(373)	260
Loss from discontinued operations, net of income taxes	—	—	(61)	—	(61)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$199	$210	$163	$(373)	$199

(1)
Tyco Electronics Group S.A. selling, general, and administrative expenses include gains of $74 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Quarter Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,579	$—	$3,579
Cost of sales	—	—	2,491	—	2,491

Gross margin	—	—	1,088	—	1,088
Selling, general, and administrative expenses	61	—	380	—	441
Research, development, and engineering expenses	—	—	178	—	178
Acquisition and integration costs	1	—	—	—	1
Restructuring and other charges, net	—	—	8	—	8

Operating income (loss)	(62)	—	522	—	460
Interest income	—	—	5	—	5
Interest expense	—	(38)	(1)	—	(39)
Other expense, net	—	—	(5)	—	(5)
Equity in net income of subsidiaries	416	432	—	(848)	—
Equity in net income of subsidiaries of discontinued operations	6	6	—	(12)	—
Intercompany interest and fees	(5)	22	(17)	—	—

Income from continuing operations before income taxes	355	422	504	(860)	421
Income tax expense	—	—	(70)	—	(70)

Income from continuing operations	355	422	434	(860)	351
Income from discontinued operations, net of income taxes	—	—	6	—	6

Net income	355	422	440	(860)	357
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$355	$422	$438	$(860)	$355

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Nine Months Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,918	$—	$9,918
Cost of sales	—	—	6,936	—	6,936

Gross margin	—	—	2,982	—	2,982
Selling, general, and administrative expenses, net(1)	62	(122)	1,293	—	1,233
Research, development, and engineering expenses	—	—	523	—	523
Acquisition and integration costs	1	2	20	—	23
Restructuring and other charges, net	—	—	86	—	86

Operating income (loss)	(63)	120	1,060	—	1,117
Interest income	—	—	18	—	18
Interest expense	—	(124)	(7)	—	(131)
Other income, net	—	—	31	—	31
Equity in net income of subsidiaries	836	789	—	(1,625)	—
Equity in net loss of subsidiaries of discontinued operations	(49)	(49)	—	98	—
Intercompany interest and fees	(8)	51	(43)	—	—

Income from continuing operations before income taxes	716	787	1,059	(1,527)	1,035
Income tax expense	—	—	(267)	—	(267)

Income from continuing operations	716	787	792	(1,527)	768
Loss from discontinued operations, net of income taxes	—	—	(49)	—	(49)

Net income	716	787	743	(1,527)	719
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$716	$787	$740	$(1,527)	$716

(1)
Tyco Electronics Group S.A. selling, general, and administrative expenses include gains of $125 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For the Nine Months Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,025	$—	$10,025
Cost of sales	—	—	6,938	—	6,938

Gross margin	—	—	3,087	—	3,087
Selling, general, and administrative expenses	153	1	1,107	—	1,261
Research, development, and engineering expenses	—	—	507	—	507
Acquisition and integration costs	3	—	16	—	19
Restructuring and other charges, net	—	—	58	—	58

Operating income (loss)	(156)	(1)	1,399	—	1,242
Interest income	—	—	16	—	16
Interest expense	—	(110)	(7)	—	(117)
Other income, net	—	—	13	—	13
Equity in net income of subsidiaries	1,075	1,114	—	(2,189)	—
Equity in net income of subsidiaries of discontinued operations	16	16	—	(32)	—
Intercompany interest and fees	(16)	72	(56)	—	—

Income from continuing operations before income taxes	919	1,091	1,365	(2,221)	1,154
Income tax expense	—	—	(247)	—	(247)

Income from continuing operations	919	1,091	1,118	(2,221)	907
Income from discontinued operations, net of income taxes	—	—	16	—	16

Net income	919	1,091	1,134	(2,221)	923
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$919	$1,091	$1,130	$(2,221)	$919

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,302	$—	$1,302
Accounts receivable, net	2	—	2,391	—	2,393
Inventories	—	—	1,868	—	1,868
Intercompany receivables	29	—	37	(66)	—
Prepaid expenses and other current assets	1	5	456	—	462
Deferred income taxes	—	—	407	—	407

Total current assets	32	5	6,461	(66)	6,432
Property, plant, and equipment, net	—	—	3,136	—	3,136
Goodwill	—	—	4,290	—	4,290
Intangible assets, net	—	—	1,392	—	1,392
Deferred income taxes	—	—	2,232	—	2,232
Investment in subsidiaries	8,031	17,182	—	(25,213)	—
Intercompany loans receivable	11	2,216	7,773	(10,000)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,170	—	1,170
Other assets	—	40	250	—	290

Total Assets	$8,074	$19,443	$26,704	$(35,279)	$18,942

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,064	$2	$—	$1,066
Accounts payable	1	—	1,382	—	1,383
Accrued and other current liabilities	289	54	1,179	—	1,522
Deferred revenue	—	—	99	—	99
Intercompany payables	37	—	29	(66)	—

Total current liabilities	327	1,118	2,691	(66)	4,070
Long-term debt	—	2,528	165	—	2,693
Intercompany loans payable	7	7,766	2,227	(10,000)	—
Long-term pension and postretirement liabilities	—	—	1,169	—	1,169
Deferred income taxes	—	—	509	—	509
Income taxes	—	—	2,257	—	2,257
Other liabilities	—	—	504	—	504

Total Liabilities	334	11,412	9,522	(10,066)	11,202

Total Equity	7,740	8,031	17,182	(25,213)	7,740

Total Liabilities and Equity	$8,074	$19,443	$26,704	$(35,279)	$18,942

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(66)	$14	$1,226	$—	$1,174
Net cash provided by discontinued operating activities	—	—	60	—	60

Net cash provided by (used in) operating activities	(66)	14	1,286	—	1,234

Cash Flows From Investing Activities:
Capital expenditures	—	—	(385)	—	(385)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Acquisition of business, net of cash acquired	—	—	(1,384)	—	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by operations sold	—	—	394	—	394
Change in intercompany loans	(19)	2,133	—	(2,114)	—
Other	—	—	(7)	—	(7)

Net cash provided by (used in) continuing investing activities	(19)	2,133	(1,369)	(2,114)	(1,369)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(19)	2,133	(1,370)	(2,114)	(1,370)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	352	(3,237)	2,885	—	—
Increase in commercial paper	—	350	—	—	350
Proceeds from long-term debt	—	748	—	—	748
Repayment of long-term debt	—	—	(642)	—	(642)
Proceeds from exercise of share options	—	—	52	—	52
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends and cash distributions to shareholders	(250)	—	7	—	(243)
Loan borrowing with parent	—	—	(2,114)	2,114	—
Other	—	(8)	53	—	45

Net cash provided by (used in) continuing financing activities	85	(2,147)	241	2,114	293
Net cash used in discontinued financing activities	—	—	(59)	—	(59)

Net cash provided by (used in) financing activities	85	(2,147)	182	2,114	234

Effect of currency translation on cash	—	—	(14)	—	(14)
Net increase in cash and cash equivalents	—	—	84	—	84
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$1,302	$—	$1,302

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. Tyco Electronics Group S.A. (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended June 24, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$3,120	$(67)	$1,361	$(3,300)	$1,114
Net cash provided by discontinued operating activities	—	—	35	—	35

Net cash provided by (used in) operating activities	3,120	(67)	1,396	(3,300)	1,149

Cash Flows From Investing Activities:
Capital expenditures	—	—	(370)	—	(370)
Proceeds from sale of property, plant, and equipment	—	—	58	—	58
Proceeds from sale of intangible assets	—	—	68	—	68
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of businesses, net of cash acquired	—	—	(731)	—	(731)
Change in intercompany loans	—	4,225	—	(4,225)	—
Other	—	—	(10)	—	(10)

Net cash provided by (used in) continuing investing activities	—	4,225	(830)	(4,225)	(830)
Net cash used in discontinued investing activities	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	—	4,225	(835)	(4,225)	(835)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	(2,352)	(1,007)	3,359	—	—
Decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(565)	—	(565)
Proceeds from exercise of share options	—	—	74	—	74
Repurchase of common shares	(540)	—	—	—	(540)
Payment of common share dividends and cash distributions to shareholders	(228)	—	8	—	(220)
Intercompany distributions	—	(3,300)	—	3,300	—
Loan borrowing with parent	—	—	(4,225)	4,225	—
Other	—	—	17	—	17

Net cash used in continuing financing activities	(3,120)	(4,158)	(1,332)	7,525	(1,085)
Net cash used in discontinued financing activities	—	—	(30)	—	(30)

Net cash used in financing activities	(3,120)	(4,158)	(1,362)	7,525	(1,115)

Effect of currency translation on cash	—	—	23	—	23
Net decrease in cash and cash equivalents	—	—	(778)	—	(778)
Cash and cash equivalents at beginning of period	—	—	1,990	—	1,990

Cash and cash equivalents at end of period	$—	$—	$1,212	$—	$1,212

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

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales decreased 2.2% and 1.1% in the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. On an organic basis, net sales decreased 3.1% and 2.5% in the third quarter and first nine months of fiscal 2012, respectively, as compared to the same periods of fiscal 2011. On an organic basis, we experienced declines in our sales into industrial and infrastructure based markets, primarily as a result of weakness in the industrial and data communications end markets in our Communications and Industrial Solutions segment and telecom networks and subsea communications end markets in our Network Solutions segment. On an organic basis, we experienced growth in our sales into consumer based markets, as growth in the automotive end market in our Transportation Solutions segment was partially offset by declines within the consumer devices and appliance end markets in our Communications and Industrial Solutions segment. The acquisition of Deutsch Group SAS ("Deutsch") in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions segment. Deutsch contributed net sales of $174 million in the third quarter of fiscal 2012.

  Outlook

        Net sales in the fourth quarter of fiscal 2012 are expected to be between $3.325 billion and $3.425 billion. This reflects declines in the Communications and Industrial Solutions and Network Solutions segments as compared to the fourth quarter of fiscal 2011. The Transportation Solutions segment will benefit from Deutsch sales which are expected to be approximately $180 million in the fourth quarter of fiscal 2012. We expect global automotive production to increase approximately 1% relative to the fourth quarter of fiscal 2011. During the fourth quarter of fiscal 2012, we expect the Communications and Industrial Solutions segment to be adversely impacted by continued weakness in the industrial, data communications, and appliance end markets. We also expect the Network Solutions segment to be negatively impacted by lower carrier spending in the telecom networks end market. In the fourth quarter of fiscal 2012, we expect diluted earnings per share to be in the range of $0.64 to $0.68 per share.

        For fiscal 2012, we expect net sales to be between $13.25 billion and $13.35 billion, reflecting decreases in all end markets in the Communications and Industrial Solutions and Network Solutions segments from fiscal 2011 levels, partially offset by an increase in the Transportation Solutions segment. Deutsch sales are expected to be approximately $360 million in fiscal 2012. We expect our sales into the automotive end market to benefit from an anticipated increase in global automotive production of 5% over fiscal 2011 levels. We expect diluted earnings per share to be in the range of $2.41 to $2.45 per share for fiscal 2012.

        The above outlook assumes current foreign exchange and commodity rates.

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

  Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt plus accrued interest. Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. This acquisition is reported primarily as part of our Transportation Solutions segment from the date of acquisition.

        During the quarter ended June 29, 2012, Deutsch contributed net sales of $174 million and an operating loss of $62 million to our Condensed Consolidated Financial Statements. The operating loss included charges of $68 million associated with the amortization of acquisition-accounting related fair value adjustments primarily related to acquired inventories and customer order backlog, acquisition costs of $13 million, restructuring charges of $11 million, and integration costs of $2 million. During the nine months ended June 29, 2012, we incurred Deutsch-related acquisition and integration costs of $21 million and $2 million, respectively.

        See additional information regarding the acquisition of Deutsch in Note 4 to the Condensed Consolidated Financial Statements.

  Discontinued Operations

        On June 1, 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during the quarter ended June 29, 2012. Also, on April 27, 2012, we sold our TE Professional Services business for net cash proceeds of $29 million, of which we received $24 million during the quarter ended June 29, 2012. These businesses met the held for sale and discontinued operations criteria and have been included in discontinued operations in all periods presented. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively.

        See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

  Acquisition Related Restructuring

        During fiscal 2012, we initiated a restructuring plan associated with the integration of Deutsch, which is expected to generate cost efficiencies in our consolidated operations. We expect to incur restructuring charges of approximately $12 million during fiscal 2012, primarily related to employee severance and benefits. As discussed above, in the first nine months of fiscal 2012, we recorded charges of $11 million related to this plan. Cash spending related to this plan was $4 million in the first nine months of fiscal 2012. We expect total cash spending, which will be funded with cash from operations, to be approximately $10 million in fiscal 2012. Annualized cost savings related to these actions are expected to be approximately $9 million and will be realized in fiscal 2013. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

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

        In connection with our manufacturing simplification plan, we incurred restructuring charges of approximately $80 million during the first nine months of fiscal 2012 and expect to incur restructuring charges of approximately $110 million during fiscal 2012. In the first nine months of fiscal 2012, cash spending related to restructuring was $102 million. We expect total spending, which will be funded with cash from operations, to be approximately $150 million in fiscal 2012. Annualized cost savings related to these actions are expected to be approximately $85 million. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations during the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 174 million pounds of copper, 141,000 troy ounces of gold, and 2.9 million troy ounces of silver in fiscal 2012. Prices have increased in recent years and continue to fluctuate. Although copper prices have declined from prior year levels, they remain high relative to historic levels. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Copper	Lb.	$3.86	$4.03	$3.91	$4.06
Gold	Troy oz.	$1,615	$1,409	$1,588	$1,356
Silver	Troy oz.	$34.36	$33.64	$34.78	$30.89
  •
  Foreign exchange.  Approximately 54% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, as compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in the first nine months of fiscal 2012 by major currencies invoiced was as follows:

U.S. Dollar	46%
Euro	29
Japanese Yen	8
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	1
All others	5

Total	100%

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2012		June 24, 2011		June 29, 2012		June 24, 2011
	($ in millions)
Net sales	$3,499	100.0%	$3,579	100.0%	$9,918	100.0%	$10,025	100.0%
Cost of sales	2,481	70.9	2,491	69.6	6,936	69.9	6,938	69.2

Gross margin	1,018	29.1	1,088	30.4	2,982	30.1	3,087	30.8
Selling, general, and administrative expenses	423	12.1	441	12.3	1,233	12.4	1,261	12.6
Research, development, and engineering expenses	173	4.9	178	5.0	523	5.3	507	5.1
Acquisition and integration costs	15	0.4	1	—	23	0.2	19	0.2
Restructuring and other charges, net	36	1.0	8	0.2	86	0.9	58	0.6

Operating income	371	10.6	460	12.9	1,117	11.3	1,242	12.4
Interest income	6	0.2	5	0.1	18	0.2	16	0.2
Interest expense	(48)	(1.4)	(39)	(1.1)	(131)	(1.3)	(117)	(1.2)
Other income (expense), net	19	0.5	(5)	(0.1)	31	0.3	13	0.1

Income from continuing operations before income taxes	348	9.9	421	11.8	1,035	10.4	1,154	11.5
Income tax expense	(88)	(2.5)	(70)	(2.0)	(267)	(2.7)	(247)	(2.5)

Income from continuing operations	260	7.4	351	9.8	768	7.7	907	9.0
Income (loss) from discontinued operations, net of income taxes	(61)	(1.7)	6	0.2	(49)	(0.5)	16	0.2

Net income	199	5.7	357	10.0	719	7.2	923	9.2
Less: net income attributable to noncontrolling interests	—	—	(2)	(0.1)	(3)	—	(4)	—

Net income attributable to TE Connectivity Ltd.	$199	5.7%	$355	9.9%	$716	7.2%	$919	9.2%

        Net Sales.    Net sales decreased $80 million, or 2.2%, to $3,499 million in the third quarter of fiscal 2012 from $3,579 million in the third quarter of fiscal 2011. The decrease was primarily a result of lower net sales in the Communications and Industrial Solutions and Network Solutions segments, partially offset by an increase in net sales in the Transportation Solutions segment. Deutsch, which was acquired on April 3, 2012, contributed net sales of $174 million in the third quarter of fiscal 2012. Foreign currency exchange rates negatively affected net sales by $143 million in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011. On an organic basis, net sales decreased $111 million, or 3.1%, in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.

        In the first nine months of fiscal 2012, net sales decreased $107 million, or 1.1%, to $9,918 million from $10,025 million in the first nine months of fiscal 2011. The decrease was due primarily to decreased net sales in the Communications and Industrial Solutions segment, and to a lesser degree the Network Solutions segment, partially offset by increased net sales in the Transportation Solutions segment. Deutsch contributed net sales of $174 million in the first nine months of fiscal 2012. Foreign currency exchange rates negatively affected net sales by $184 million in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. On an organic basis, net sales decreased $251 million, or 2.5%, in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. See further discussion of organic net sales below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Europe/Middle East/Africa (EMEA)	34%	36%	34%	36%
Asia-Pacific	33	31	34	33
Americas	33	33	32	31

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 29, 2012 versus Net Sales for the Quarter Ended June 24, 2011						Change in Net Sales for the Nine Months Ended June 29, 2012 versus Net Sales for the Nine Months Ended June 24, 2011
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
EMEA	$(57)	(4.3)%	$(130)	$80	$(107)	(8.2)%	$(148)	(4.1)%	$(197)	$110	$(235)	(6.5)%
Asia-Pacific	11	1.0	(1)	11	21	1.9	(19)	(0.6)	42	40	63	1.9
Americas	(65)	(5.6)	(12)	83	6	0.5	(84)	(2.7)	(29)	178	65	2.1

Total	$(111)	(3.1)%	$(143)	$174	$(80)	(2.2)%	$(251)	(2.5)%	$(184)	$328	$(107)	(1.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Transportation Solutions	46%	40%	45%	41%
Communications and Industrial Solutions	30	33	30	34
Network Solutions	24	27	25	25

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 29, 2012 versus Net Sales for the Quarter Ended June 24, 2011						Change in Net Sales for the Nine Months Ended June 29, 2012 versus Net Sales for the Nine Months Ended June 24, 2011
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Acquisitions	Total
	($ in millions)
Transportation Solutions	$86	6.1%	$(79)	$174	$181	12.7%	$301	7.3%	$(100)	$174	$375	9.2%
Communications and Industrial Solutions	(111)	(9.4)	(28)	—	(139)	(11.7)	(418)	(12.2)	(21)	—	(439)	(12.8)
Network Solutions	(86)	(8.9)	(36)	—	(122)	(12.6)	(134)	(5.4)	(63)	154	(43)	(1.7)

Total	$(111)	(3.1)%	$(143)	$174	$(80)	(2.2)%	$(251)	(2.5)%	$(184)	$328	$(107)	(1.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin decreased $70 million to $1,018 million in the third quarter of fiscal 2012 from $1,088 million in the third quarter of fiscal 2011. Gross margin as a percentage of net sales decreased to 29.1% in the third quarter of fiscal 2012 from 30.4% in the same period of fiscal 2011. The decline in gross margin resulted primarily from charges of $68 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch in the third quarter of fiscal 2012 as compared to charges of $2 million associated with the amortization of acquisition accounting-related adjustments associated with ADC Telecommunications, Inc. ("ADC") in the third quarter of fiscal 2011. Excluding these items, gross margin was flat as improved manufacturing productivity and the gross margin on incremental Deutsch sales largely offset the impact of decreased volume.

        Gross margin decreased $105 million to $2,982 million in the first nine months of fiscal 2012 from $3,087 million in the first nine months of fiscal 2011. Gross margin as a percentage of net sales decreased to 30.1% in the first nine months of fiscal 2012 from 30.8% in the same period of fiscal 2011. In the first nine months of fiscal 2012, gross margin included charges of $68 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch, whereas, in the first nine months of fiscal 2011, gross margin included charges of $38 million associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC. In addition, gross margin was negatively impacted by decreased volume and increased material costs, partially offset by improved manufacturing productivity and the gross margin on incremental ADC and Deutsch sales.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $18 million to $423 million in the third quarter of fiscal 2012 from $441 million in the third quarter of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales were 12.1% and 12.3% in the third quarters of fiscal 2012 and 2011, respectively. Selling, general, and administrative expenses decreased $28 million to $1,233 million in the first nine months of fiscal 2012 from $1,261 million in the first nine months of fiscal 2011. Selling, general, and administrative expenses as a percentage of net sales were 12.4% and 12.6% in the first nine months of fiscal 2012 and 2011, respectively.

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $15 million and $23 million during the third quarter and first nine months of fiscal 2012, respectively. We incurred acquisition and integration costs of $1 million and $19 million during the third quarter and first nine months of fiscal 2011, respectively, in connection with the acquisition of ADC.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $36 million in the third quarter of fiscal 2012 as compared to $8 million in the same period of fiscal 2011. Net restructuring and other charges were $86 million in the first nine months of fiscal 2012 and $58 million in the first nine months of fiscal 2011. We initiated restructuring programs during fiscal 2012 associated with the acquisition of Deutsch and related headcount reductions primarily in the Transportations Solutions segment as well as headcount reductions in the Communications and Industrial Solutions segment. Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the third quarter of fiscal 2012, operating income was $371 million as compared to $460 million in the third quarter of fiscal 2011. As discussed above, results for the third quarter of fiscal 2012 included $94 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $15 million of acquisition and integration costs, and $11 million of net restructuring and other charges. The third quarter of fiscal 2012 also included $25 million of additional restructuring and other charges. Results for the third quarter of fiscal 2011 included $10 million of charges related to the acquisition of ADC, including $7 million of net restructuring and other charges, $2 million of charges associated with the amortization of acquisition accounting-related adjustments, and $1 million of acquisition and integration costs. Results also included $1 million of additional restructuring and other charges in the third quarter of fiscal 2011. Excluding these items, the increase in operating income resulted from improved manufacturing productivity and the impact of the Deutsch acquisition, partially offset by the unfavorable impact of decreased volume.

        Operating income was $1,117 million and $1,242 million in the first nine months of fiscal 2012 and 2011, respectively. Results for the first nine months of fiscal 2012 included $102 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $23 million of acquisition and integration costs, and $11 million of net restructuring and other charges. The first nine months of fiscal 2012 also included $75 million of additional restructuring and other charges. Results for the first nine months of fiscal 2011 included $115 million of charges related to the acquisition of ADC, including $58 million of net restructuring and other charges, $38 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume, and to a lesser degree, increased material costs, partially offset by improved manufacturing productivity and the impact of the Deutsch acquisition.

Non-Operating Items

  Other Income, Net

        We recorded net other income of $19 million and net other expense of $5 million in the quarters ended June 29, 2012 and June 24, 2011, respectively, and net other income of $31 million and $13 million in the nine months ended June 29, 2012 and June 24, 2011, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). During the third quarter of fiscal 2011, we recorded other expense of $14 million in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 11 to the Condensed Consolidated Financial Statements.

  Income Taxes

        We recorded a tax provision of $88 million, for an effective income tax rate of 25.3%, and a tax provision of $70 million, for an effective income tax rate of 16.6%, for the quarters ended June 29, 2012 and June 24, 2011, respectively. The effective income tax rate for the quarter ended June 29, 2012 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions, offset by the estimated tax impacts of certain intercompany dividends. In addition, the effective income tax rate for the quarter ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, as well as accruals of interest related to uncertain tax positions. The effective income tax rate for the quarter ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions and benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters, partially offset by accruals of interest related to uncertain tax positions.

        We recorded a tax provision of $267 million, for an effective income tax rate of 25.8%, and a tax provision of $247 million, for an effective income tax rate of 21.4%, for the nine months ended June 29, 2012 and June 24, 2011, respectively. The effective income tax rate for the nine months ended June 29, 2012 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2012 in certain entities operating in lower tax rate jurisdictions. These benefits were partially offset by accruals of interest related to uncertain tax positions and income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011. The effective income tax rate for the nine months ended June 24, 2011 reflects income tax benefits recognized in connection with expected increased profitability in fiscal 2011 in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. The effective income tax rate for the nine months ended June 24, 2011 also reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $61 million and income from discontinued operations was $6 million in the third quarters of fiscal 2012 and 2011, respectively. In the first nine months of fiscal 2012 and 2011, loss from discontinued operations was $49 million and income from discontinued operations was $16 million, respectively.

        On June 1, 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during the quarter ended June 29, 2012. We recognized an insignificant pre-tax loss on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the quarter ended June 29, 2012, primarily as a result of being unable to realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this divestiture.

        On April 27, 2012, we sold our TE Professional Services business for net cash proceeds of $29 million, of which we received $24 million during the quarter ended June 29, 2012, and recognized a pre-tax gain of $2 million on the transaction. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the nine months ended June 29, 2012.

        See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	($ in millions)
Net sales	$1,607	$1,426	$4,469	$4,094
Operating income	$183	$211	$633	$611
Operating margin	11.4%	14.8%	14.2%	14.9%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Automotive	84%	87%	86%	88%
Aerospace, Defense, and Marine	16	13	14	12

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2012 versus Net Sales for the Quarter Ended June 24, 2011						Change in Net Sales for the Nine Months Ended June 29, 2012 versus Net Sales for the Nine Months Ended June 24, 2011
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Automotive	$85	6.9%	$(73)	$96	$108	8.7%	$264	7.3%	$(91)	$96	$269	7.5%
Aerospace, Defense, and Marine	1	0.2	(6)	78	73	39.0	37	7.0	(9)	78	106	20.9

Total	$86	6.1%	$(79)	$174	$181	12.7%	$301	7.3%	$(100)	$174	$375	9.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 29, 2012 Compared to Quarter Ended June 24, 2011

        Transportation Solutions' net sales increased $181 million, or 12.7%, to $1,607 million in the third quarter of fiscal 2012 from $1,426 million in the same period of fiscal 2011. Organic net sales increased by $86 million, or 6.1%, in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 due primarily to an increase of $85 million in the automotive end market. Deutsch contributed net sales of $174 million in the third quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $79 million in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the automotive end market, our organic net sales increased 6.9% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The increase resulted from growth of 21.6% in the Asia-Pacific region and 10.7% in the Americas region, partially offset by a decline of 3.6% in the

EMEA region. Growth in the Asia-Pacific region resulted from higher automotive production and continued recovery following the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $36 million in the third quarter of fiscal 2011. In the Americas region, growth resulted from increased production in North America, partially offset by weakness in South America. In the EMEA region, production levels decreased as a result of financial uncertainty in Europe. In the aerospace, defense, and marine end markets, our organic net sales were flat in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011 as growth in commercial aviation due to increased production and growth in the marine market driven by share gains and increased oil and gas exploration was offset by declines in the defense market.

        In the third quarter of fiscal 2012, Transportation Solutions' operating income decreased $28 million to $183 million from $211 million in the third quarter of fiscal 2011. Segment results for the third quarter of fiscal 2012 included $94 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $15 million of acquisition and integration costs, and $11 million of restructuring and other charges. Segment results also included $3 million of additional restructuring and other charges in the third quarter of fiscal 2012 and $13 million of net restructuring and other credits in the third quarter of fiscal 2011. Excluding these items, the increase in operating income resulted primarily from the Deutsch acquisition, favorable impacts of increased volume and pricing actions, and improved manufacturing productivity.

  Nine Months Ended June 29, 2012 Compared to Nine Months Ended June 24, 2011

        In the first nine months of fiscal 2012, Transportation Solutions' net sales increased $375 million, or 9.2%, to $4,469 million from $4,094 million in the first nine months of fiscal 2011. Organic net sales increased by $301 million, or 7.3%, in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to an increase of $264 million in the automotive end market. Deutsch contributed net sales of $174 million in the first nine months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $100 million in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

        In the automotive end market, our organic net sales increased 7.3% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. The increase was due primarily to growth in the Asia-Pacific region of 16.0% and in the Americas region of 11.4%, partially offset by a decline of 0.2% in the EMEA region. Growth in the Asia-Pacific region resulted from higher automotive production and continued recovery following the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in the first nine months of fiscal 2011. In the Americas region, growth resulted from increased production in North America, partially offset by declines in South America. In the EMEA region, production levels decreased as a result of financial uncertainty in Europe. In the aerospace, defense, and marine end markets, our organic net sales increased 7.0% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The increase was attributable to growth in commercial aviation resulting from increased production, and growth in the marine market resulting from share gains and increased oil and gas exploration driven by increased crude oil prices.

        Transportation Solutions' operating income increased $22 million to $633 million in the first nine months of fiscal 2012 from $611 million in the same period of fiscal 2011. Segment results for the first nine months of fiscal 2012 included $102 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $23 million of acquisition and integration costs, and $11 million of restructuring and other charges. Segment results also included $1 million of additional restructuring and other charges in the first nine months of fiscal 2012 and $18 million of net restructuring and other credits in the first nine months of fiscal 2011.

Excluding these items, the increase in operating income resulted primarily from the favorable impacts of increased volume and pricing actions, the Deutsch acquisition, and improved manufacturing productivity.

  Communications and Industrial Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	($ in millions)
Net sales	$1,045	$1,184	$2,994	$3,433
Operating income	$96	$120	$232	$426
Operating margin	9.2%	10.1%	7.7%	12.4%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Industrial	32%	34%	32%	33%
Consumer Devices	27	25	28	26
Data Communications	22	23	22	23
Appliance	19	18	18	18

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2012 versus Net Sales for the Quarter Ended June 24, 2011					Change in Net Sales for the Nine Months Ended June 29, 2012 versus Net Sales for the Nine Months Ended June 24, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Industrial	$(53)	(13.6)%	$(11)	$(64)	(16.0)%	$(162)	(14.2)%	$(10)	$(172)	(15.0)%
Consumer Devices	(11)	(3.6)	(2)	(13)	(4.4)	(70)	(7.8)	3	(67)	(7.5)
Data Communications	(41)	(14.9)	(4)	(45)	(16.4)	(141)	(17.7)	(3)	(144)	(18.1)
Appliance	(6)	(2.9)	(11)	(17)	(8.0)	(45)	(7.6)	(11)	(56)	(9.4)

Total	$(111)	(9.4)%	$(28)	$(139)	(11.7)%	$(418)	(12.2)%	$(21)	$(439)	(12.8)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 29, 2012 Compared to Quarter Ended June 24, 2011

        Communications and Industrial Solutions' net sales decreased $139 million, or 11.7%, to $1,045 million in the third quarter of fiscal 2012 from $1,184 million in the third quarter of fiscal 2011. Organic net sales decreased $111 million, or 9.4%, during the third quarter of fiscal 2012 as compared to the same period of fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Communications and Industrial Solutions segment by $32 million in the third quarter of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $28 million in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the industrial end market, our organic net sales decreased 13.6% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily as a result of market weakness, particularly in the Asia-Pacific and EMEA regions. In the consumer devices end market, our organic net sales decreased 3.6% in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011 due to weaker demand in the personal computer market, partially offset by strong demand in the tablet computer market and increased demand in the mobile phone market. In the data communications end market, our organic net sales decreased 14.9% in the third quarter of fiscal 2012 from the same period of fiscal 2011 due to market softness, primarily in the Asia-Pacific region. In the appliance end market, our organic net sales decreased 2.9% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily as a result of weakness in the Asia-Pacific region, resulting from lower demand, partially offset by growth in demand in the Americas region.

        In the third quarter of fiscal 2012, Communications and Industrial Solutions' operating income decreased $24 million to $96 million from $120 million in the same period of fiscal 2011. Segment results included restructuring and other charges of $16 million in the third quarter of fiscal 2012 and $11 million in the third quarter of fiscal 2011. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume and increased materials cost, partially offset by improved manufacturing productivity.

  Nine Months Ended June 29, 2012 Compared to Nine Months Ended June 24, 2011

        In the first nine months of fiscal 2012, Communications and Industrial Solutions' net sales decreased $439 million, or 12.8%, to $2,994 million from $3,433 million in the same period of fiscal 2011. Organic net sales decreased $418 million, or 12.2%, during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Communications and Industrial Solutions segment by $46 million in the first nine months of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $21 million in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011.

        In the industrial end market, our organic net sales decreased 14.2% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to market weakness, particularly in the EMEA and Asia-Pacific regions. In the consumer devices end market, our organic net sales decreased 7.8% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 as a result of weaker demand in the personal computer and consumer electronics markets, partially offset by strong demand in the tablet computer market and increased demand in the mobile phone market. In the data communications end market, our organic net sales decreased 17.7% in the first nine months of fiscal 2012 from the same period of fiscal 2011 as a result of market softness, primarily in the Asia-Pacific region, and inventory reductions in the supply chain. In the appliance end market, our organic net sales decreased 7.6% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011 due primarily to weakness in the Asia-Pacific and EMEA regions, resulting from lower demand and inventory reductions in the supply chain, partially offset by growth in demand in the Americas region.

        Communications and Industrial Solutions' operating income decreased $194 million to $232 million in the first nine months of fiscal 2012 from $426 million in the first nine months of fiscal 2011. Segment results included restructuring and other charges of $51 million and $14 million in the first nine months of fiscal 2012 and 2011, respectively. Excluding these items, the decrease in operating income resulted from the unfavorable impacts of decreased volume and increased materials costs, partially offset by improved manufacturing productivity.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
	($ in millions)
Net sales	$847	$969	$2,455	$2,498
Operating income	$92	$129	$252	$205
Operating margin	10.9%	13.3%	10.3%	8.2%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2012	June 24, 2011	June 29, 2012	June 24, 2011
Telecom Networks	40%	43%	39%	38%
Energy	26	23	25	25
Enterprise Networks	20	19	21	20
Subsea Communications	14	15	15	17

Total	100%	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2012 versus Net Sales for the Quarter Ended June 24, 2011					Change in Net Sales for the Nine Months Ended June 29, 2012 versus Net Sales for the Nine Months Ended June 24, 2011
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Telecom Networks	$(60)	(14.5)%	$(11)	$(71)	(17.2)%	$(83)	(9.0)%	$(25)	$117	$9	1.0%
Energy	8	3.4	(16)	(8)	(3.6)	18	2.7	(20)	—	(2)	(0.3)
Enterprise Networks	(4)	(2.4)	(8)	(12)	(6.5)	1	0.1	(18)	37	20	4.1
Subsea Communications	(30)	(20.5)	(1)	(31)	(21.1)	(70)	(15.9)	—	—	(70)	(15.9)

Total	$(86)	(8.9)%	$(36)	$(122)	(12.6)%	$(134)	(5.4)%	$(63)	$154	$(43)	(1.7)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the percentage change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 29, 2012 Compared to Quarter Ended June 24, 2011

        In the third quarter of fiscal 2012, Network Solutions' net sales decreased $122 million, or 12.6%, to $847 million from $969 million in the third quarter of fiscal 2011. Organic net sales decreased $86 million, or 8.9%, in the third quarter of fiscal 2012 from the same period of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $36 million in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 14.5% in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011 largely due to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas and EMEA regions. In the energy end market, our organic net sales increased 3.4% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 as a result of growth across all regions. In the enterprise networks end market, our organic sales decreased 2.4% in the third quarter of fiscal 2012 from fiscal 2011 levels due to softness in office networks, partially offset by continued data center investments. The subsea communications end market's organic net sales decreased 20.5% in the third quarter of fiscal 2012 as compared to the same period of fiscal 2011 due to lower levels of project activity.

        Network Solutions' operating income decreased $37 million to $92 million in the third quarter of fiscal 2012 from $129 million in the same period of fiscal 2011. Segment results for the third quarter of fiscal 2012 included $6 million of restructuring and other charges. Segment results for the third quarter of fiscal 2011 included $10 million of charges related to the acquisition of ADC, including $7 million of restructuring and other charges, $2 million of charges associated with the amortization of acquisition accounting-related adjustments, and $1 million of acquisition and integration costs. The third quarter of fiscal 2011 also included additional restructuring and other charges of $3 million. Excluding these items, the decrease in operating income was attributable primarily to the unfavorable impact of decreased volume.

  Nine Months Ended June 29, 2012 Compared to Nine Months Ended June 24, 2011

        Network Solutions' net sales decreased $43 million, or 1.7%, to $2,455 million in the first nine months of fiscal 2012 from $2,498 million in the same period of fiscal 2011. Organic net sales decreased $134 million, or 5.4%, in the first nine months of fiscal 2012 from the first nine months of fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $63 million in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011. The acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011, as ADC contributed net sales of $198 million in the first quarter of fiscal 2012 as compared to $44 million in the first quarter of fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 9.0% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 due primarily to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas and EMEA regions. In the energy end market, our organic net sales increased 2.7% in the first nine months of fiscal 2012 as compared to the same period of fiscal 2011 as a result of growth in the Americas and Asia-Pacific regions. In the enterprise networks end market, our organic net sales were flat in the first nine months of fiscal 2012 from fiscal 2011 levels as increases resulting from continued data center investments were offset by declines resulting from softness in office networks. The subsea communications end market's organic net sales decreased 15.9% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 as a result of lower levels of project activity.

        In the first nine months of fiscal 2012, Network Solutions' operating income increased $47 million to $252 million from $205 million in the first nine months of fiscal 2011. Segment results for the first nine months of fiscal 2012 included $23 million of restructuring and other charges. Segment results for the first nine months of fiscal 2011 included $115 million of charges related to the acquisition of ADC, including $58 million of restructuring and other charges, $38 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. The first nine months of fiscal 2011 also included additional restructuring and other charges of $4 million. Excluding these items, the decrease in operating income was attributable to the unfavorable impact of decreased volume, partially offset by improved manufacturing productivity.

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

  Cash Flows from Operating Activities

        In the first nine months of fiscal 2012, net cash provided by continuing operating activities increased $60 million to $1,174 million from $1,114 million in the first nine months of fiscal 2011. The increase resulted from improved working capital offset by higher income taxes paid and lower income levels.

        The amount of income taxes paid, net of refunds, was $240 million and $127 million during the first nine months of fiscal 2012 and 2011, respectively. Payments during the first nine months of fiscal 2012 included $70 million for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. Also during the first nine months of fiscal 2012, we received net reimbursements of $44 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters.

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

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our performance and ability to generate cash. Free cash flow was $865 million in the first nine months of fiscal 2012 as compared to $802 million in the first nine months of fiscal 2011. The increase was primarily driven by improved working capital, as adjusted for net payments for pre-separation tax matters of $26 million and certain Deutsch acquisition-related payments totaling $37 million, partially offset by higher income taxes paid, lower income levels, and increased net capital expenditures. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Nine Months Ended
	June 29, 2012	June 24, 2011
	(in millions)
Net cash provided by continuing operating activities	$1,174	$1,114
Capital expenditures	(385)	(370)
Proceeds from sale of property, plant, and equipment	13	58
Payments related to pre-separation U.S. tax matters, net	26	—
Payments related to accrued interest on debt assumed in the acquisition of Deutsch	17	—
Payments to settle acquisition-related foreign currency derivative contracts	20	—

Free cash flow	$865	$802

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. In the first nine months of fiscal 2012, capital spending increased $15 million to $385 million from $370 million in the first nine months of fiscal 2011. We expect fiscal 2012 capital spending levels to be approximately 4% of net sales.

        In the first nine months of fiscal 2012, we acquired Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired of $152 million. The total value paid included $659 million of debt assumed, including accrued interest, and paid off in its entirety shortly after the completion of the acquisition. See additional information in Note 4 to the Condensed Consolidated Financial Statements.

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

        In the first nine months of fiscal 2012, we received net cash proceeds of $370 million related to the sale of our Touch Solutions business and $24 million related to the sale of our TE Professional Services business.

  Cash Flows from Financing Activities and Capitalization

        Total debt at June 29, 2012 and September 30, 2011 was $3,759 million and $2,667 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding debt.

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

        In June 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at June 29, 2012 and September 30, 2011.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 29, 2012, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

        Payment of common share dividends and cash distributions to shareholders were $243 million and $220 million in the first nine months of fiscal 2012 and 2011, respectively. In March 2011, our shareholders approved a dividend payment to shareholders of 0.68 Swiss Francs ("CHF") (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012 to shareholders of record on specified dates in each of the four quarters. We paid the third and fourth installments of the dividend at a rate of $0.18 per share each during the quarters ended December 30, 2011 and March 30, 2012.

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013 to shareholders of record on specified dates in each of the four quarters. We paid the first installment of the distribution at a rate of $0.21 per share during the quarter ended June 29, 2012. This capital reduction reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 1.17 (equivalent to $1.07).

        Contributed surplus originally established during the Change of Domicile for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. During the second quarter of fiscal 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from free reserves (contributed surplus) to legal reserves (reserves from capital contributions) on our Swiss statutory balance sheet, a provisional reclassification made while we were in discussions with the Swiss tax authorities. Also during the second quarter of fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to our classification of Swiss Contributed Surplus that allows us to present Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. On July 25, 2012, our shareholders approved a resolution to reclassify Swiss Contributed Surplus in the amount of CHF 9,745 million from legal reserves (reserves from capital contributions) as of March 30, 2012 to free reserves (reserves from capital contributions) on our Swiss statutory balance sheet, with effect as of March 30, 2012. This reclassification will be reflected on our Swiss statutory financial statements for the year ending September 28, 2012. See Note 18 to the Condensed Consolidated Financial Statements for additional information.

        During the first nine months of fiscal 2012, we did not purchase any of our common shares under our share repurchase authorization. During the third quarter and first nine months of fiscal 2011, we purchased approximately 7 million and 16 million, respectively, of our common shares for $267 million and $564 million, respectively. At June 29, 2012, we had $1,501 million of availability remaining under our share repurchase authorization.

Backlog

        At June 29, 2012, we had a backlog of unfilled orders of $2,915 million compared to a backlog of $2,878 million at September 30, 2011. Backlog by reportable segment was as follows:

	June 29, 2012	September 30, 2011
	(in millions)
Transportation Solutions	$1,393	$1,041
Communications and Industrial Solutions	814	1,080
Network Solutions	708	757

Total	$2,915	$2,878

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

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Tyco International has appealed certain proposed adjustments totaling approximately $1 billion. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. Based upon statutory guidelines, Tyco International estimates the proposed penalties could range between $30 million and $50 million. The penalty is asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Any penalty ultimately imposed upon our subsidiary would be subject to sharing with Tyco International and Covidien under the Tax Sharing Agreement. It is our understanding that Tyco International continues to make progress towards resolving a substantial number of proposed tax adjustments for the years 1997 through 2000; however, several significant matters remain in dispute. The remaining issues in dispute involve the tax treatment of certain intercompany debt transactions. Tyco International has indicated that it is unlikely to achieve the resolution of these contested adjustments through the IRS appeals process, and therefore may be required to litigate the disputed issues. In the first nine months of fiscal 2012, we made payments of $70 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $44 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. For those issues not in dispute, we expect the IRS to complete its examination for the years 1997 through 2000 and issue special agreement Forms 870-AD by early fiscal 2013. Over the next twelve months, we expect to pay approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters, in the third quarter of fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. Also, in the fourth quarter of fiscal 2011, we made net cash payments of $154 million related to pre-separation deficiencies.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During the third quarter of fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

        At June 29, 2012 and September 30, 2011, we have reflected $74 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding legal proceedings.

        At June 29, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        At June 29, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $349 million.

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

        Pursuant to the Separation and Distribution Agreement and Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under these agreements, principally the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $239 million were recorded on the Condensed Consolidated Balance Sheet at June 29, 2012. See Notes 10 and 11 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, share-based compensation, and acquisitions are based on, among other things, judgments and assumptions made by management. During the nine months ended June 29, 2012, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in ASC 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013; however, we expect to early adopt these standards during the fourth quarter of fiscal 2012. Adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2012. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 29, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2012.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Deutsch Acquisition

        We acquired Deutsch on April 3, 2012. For additional information regarding the acquisition, refer to Note 4 to the Condensed Consolidated Financial Statements and "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisition" included in this Quarterly Report.

        We will exclude the Deutsch operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending September 28, 2012 in accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a recent acquisition. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. We are in the process of integrating the Deutsch operations within our internal control structure and expect that this effort will be completed in fiscal 2013.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, other than as set forth in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011. The risk factors disclosed in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 29, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31 - April 27, 2012	9,129	$36.65	—	$1,500,631,148
April 28 - June 1, 2012	3,779	35.52	—	1,500,631,148
June 2 - June 29, 2012	11,122	30.85	—	1,500,631,148

Total	24,030	$33.79	—

(1)
This column includes the acquisition of 24,030 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans during the quarter ended June 29, 2012.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed June 1, 2012)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 29, 2012, filed on July 26, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011, or Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2012, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ TERRENCE R. CURTIN Terrence R. Curtin Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 26, 2012