Form 10-K
period 2012-09-28
TE Connectivity Ltd.
filed 2012-11-13
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 0.97	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $15,674,488,725 as of March 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 9, 2012 was 422,572,640.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement filed within 120 days of the close of the registrant's fiscal year in connection with the registrant's 2013 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K to the extent described therein.

TE CONNECTIVITY LTD.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report, including in the sections entitled "Business," "Risk Factors," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

        We acquired Deutsch Group SAS ("Deutsch") and ADC Telecommunications, Inc. ("ADC") in fiscal 2012 and 2011, respectively. See Note 5 to the Consolidated Financial Statements for additional information relating to these acquisitions.

        We operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2012 net sales contribution of each segment, and the key products and industry end markets that we serve:

Segment	Transportation Solutions	Communications and Industrial Solutions	Network Solutions
% of Fiscal 2012 Net Sales
	45%	30%	25%
Key Products	• Connector systems • Relays • Wire and cable • Circuit protection devices • Sensors • Heat shrink tubing and molded parts • Application tooling	• Connector systems • Relays • Circuit protection devices • Antennas • Heat shrink tubing	• Connector systems • Heat shrink and cold applied tubing • Fiber optics • Wire and cable • Racks and panels • Wireless • Undersea telecommunication systems
Key Markets	• Automotive • Aerospace, Defense, and Marine	• Industrial • Consumer Devices • Data Communications • Appliance	• Telecom Networks • Energy • Enterprise Networks • Subsea Communications

        See Notes 1 and 23 to the Consolidated Financial Statements for additional segment and geographic financial information relating to our business.

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity businesses.  We are leaders in many of the markets we serve, and the opportunity for growth in those markets is significant. We believe our three segments serve a combined market of approximately $90 billion that is expected to grow at an estimated annual growth rate of 6% over the next five years.

  •
  Global leader in passive components.  With net sales of $13.3 billion in fiscal 2012, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be approximately $50 billion in fiscal 2012, our net sales were approximately $7.9 billion. We have established a global leadership position in the connector industry with leading market positions in the following markets:

  •
  Automotive—#1

  •
  Industrial—#1

  •
  Telecom/data communications—#1

  •
  Computers and peripherals—#4

    Our scale provides us the opportunity to accelerate our sales growth by making larger investments in existing and new technologies and businesses in our core markets and to expand our presence in emerging markets. Our leadership position also provides us the opportunity to lower our purchasing costs by developing lower cost sources of supply and to maintain a flexible manufacturing footprint worldwide that is close to our customers' locations.

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

  •
  Process and product technology leadership.  We employ approximately 7,400 engineers dedicated to product research, development, and engineering. Our investment of $688 million in product and process engineering and development together with our capital spending of $533 million in fiscal 2012 enable us to consistently provide innovative, high-quality products with efficient manufacturing methods.

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

  •
  Strong management team and employee base.  We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average more than 20 years of industry experience. They are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in the industry.

    We have approximately 88,000 employees who are based throughout the world. We continue to emphasize employee development and training, and we embrace diversity. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success.

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

  •
  Strengthen our innovation leadership.  Technology leadership is critical to our business. We seek to continue to strengthen our process and product technology leadership and to increase the percentage of our annual net sales from new products. In fiscal 2012, we derived approximately 24% of our net sales from new products launched within the previous three years. We intend to continue to focus our research, development, and engineering investment on next generation technologies and highly engineered products and platforms, and leverage innovation across our segments.

  •
  Extend our leadership in emerging markets.  We seek to improve our market leadership position in emerging geographic regions, including China, Eastern Europe, Brazil, and India, which we expect will experience higher growth rates than those of more developed regions in the world. In fiscal 2012, we generated $2.0 billion of net sales in China, $1.0 billion of net sales in Eastern Europe, $0.3 billion of net sales in Brazil, and $0.2 billion of net sales in India. We believe that expansion in these regions will enable us to grow faster than the overall global market.

  •
  Lead in smart connectivity.  Smart connectivity complements and expands on innovation leadership. It adds more functionality and intelligence wherever connectivity occurs. Our focus on smart connectivity enables us to provide more value to our customers by offering products that do more and solve more.

  •
  Supplement organic growth with strategic partnerships and acquisitions.  We will evaluate and selectively pursue strategic partnerships and acquisitions that strengthen our market position, enhance our existing product offerings, enable us to enter attractive markets, expand our technological capabilities, and provide synergy opportunities.

Our Products

        Our net sales by reporting segment as a percentage of our total net sales was as follows:

	Fiscal
	2012	2011	2010
Transportation Solutions	45%	41%	41%
Communications and Industrial Solutions	30	34	38
Network Solutions	25	25	21

Total	100%	100%	100%

  Transportation Solutions

        The Transportation Solutions segment is a leader in electronic components, including connectors, relays, wire and cable, circuit protection devices, sensors, and heat shrink tubing and molded parts, as well as application tooling and custom-engineered solutions for the automotive and aerospace, defense, and marine markets. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, power, and circular connectors, as well as sophisticated interconnection products used in complex aerospace, defense, and marine equipment and custom connectivity solutions for harsh environment applications.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive industry, including electric sunroofs, anti-lock braking systems, and fuel injection coils. Also, our relay products can be used in a variety of high-performance applications for the aerospace and defense industries.

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

  •
  Heat Shrink Tubing and Molded Parts.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

  •
  Application Tooling.  We offer a broad portfolio of hand tools, semi-automatic bench machines, and fully-automatic machine systems for processing terminal products.

        In addition to the above product families, which represent over 90% of the Transportation Solutions segment's net sales, we also offer clocksprings, identification products, fiber optics, and antennas.

  Communications and Industrial Solutions

        The Communications and Industrial Solutions segment is one of the world's largest suppliers of electronic components, including connectors, relays, circuit protection devices, antennas, and heat shrink tubing. Our products are used primarily in the industrial machinery, consumer devices, data communications, and household appliance markets. The following are the primary product families sold by the segment:

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

  Network Solutions

        The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. Our products include connectors, heat shrink and cold applied tubing, fiber optics, wire and cable, racks and panels, and wireless products. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The following are the primary product families sold by the segment:

  •
  Connector Systems and Components.  We offer an extensive range of low, medium, and high-voltage connectors and splices, cable assemblies, sealing systems, terminals, fittings, lugs and clamps, transmission line fittings, splice closures, grounding hardware, and wall and floor outlets for voice and data connection to local area networks.

  •
  Heat Shrink and Cold Applied Tubing.  We offer tubing for heat shrinkable and cold applied closures, wrap-around sleeves, and molded parts designed to better protect both high- and low-voltage circuits against harsh aerial, buried, and above-ground environments.

  •
  Fiber Optics.  We provide fiber optic connectors, splices, fiber optic splice closures, fiber management systems, high density cable assemblies, couplers and splitters, and complete cabling systems. These products find use in both local-area and wide-area networks and "Last-Mile" Fiber-to-the-Home installations.

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

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2012 was as follows:

Markets	Percentage
Automotive	39%
Telecommunications	13
Telecom Networks	8
Energy	7
Industrial	7
Aerospace, Defense, and Marine	6
Enterprise Networks	5
Computer	5
Appliance	4
Medical	2
Other	4

Total	100%

        Automotive.    The automotive and industrial transportation industry uses our products in motor management systems for combustion and electric vehicles, body electronic applications, safety systems, chassis systems, security systems, driver information, passenger entertainment, and comfort and convenience applications. Electronic components regulate critical vehicle functions, from fuel intake to braking, as well as information, entertainment, and climate control systems.

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

        Industrial.    Our products are used in factory automation and process control systems, photovoltaic systems, industrial motors and generators, general industrial machinery and equipment, and commercial and building equipment.

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

        Computer.    Our products are used in computer products, such as servers and storage equipment, workstations, notebook computers, tablet computers, desktop computers, and business and retail equipment.

        Appliance.    Our products are used in many household appliances, including refrigerators, washers, dryers, dishwashers, and microwaves.

        Medical.    Our products are used in a wide variety of medical devices, ranging from diagnostic and monitoring equipment, surgical devices, ultrasound systems, and energy-based catheters.

        Other.    Our products are used in numerous products, including instrumentation and measurement equipment, consumer electronics, and railway equipment.

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

        Our net sales by geographic region as a percentage of our total net sales were as follows:

	Fiscal
	2012	2011	2010
Europe/Middle East/Africa	34%	36%	35%
Asia-Pacific	34	33	34
Americas(1)	32	31	31

Total	100%	100%	100%

(1)
The Americas includes our Subsea Communications business.

        We collaborate closely with our customers so that their product needs are met. There is no single customer that accounted for a significant amount of our net sales in fiscal 2012, 2011, or 2010. Our approach to our customers is driven by our dedication to further developing our product families and ensuring that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

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

        Our research and development expense for fiscal 2012, 2011, and 2010 was as follows:

	Fiscal
	2012	2011	2010
	(in millions)
Transportation Solutions	$233	$217	$187
Communications and Industrial Solutions	207	221	182
Network Solutions	155	155	92

Total	$595	$593	$461

        Our research, development, and engineering efforts are supported by approximately 7,400 engineers. These engineers work closely with our customers to develop application specific, highly engineered products and systems to satisfy the customers' needs. Our new products, including product extensions, introduced during the previous three years comprised approximately 24% of our net sales for fiscal 2012.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries, and we sell primarily through direct selling efforts. We also sell some of our products indirectly via third-party distributors. In fiscal 2012, our direct sales represented 77% of net sales, with the remainder of net sales provided by sales to third-party distributors and independent manufacturer representatives.

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

Seasonality and Backlog

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and cancellation of unfilled orders prior to shipment of goods. We experience a slight seasonal pattern to our business. The third fiscal quarter is typically the strongest quarter of our fiscal year, whereas the first and fourth fiscal quarters are negatively affected by winter holidays and European holidays, respectively. The second fiscal quarter may also be affected by adverse winter weather conditions in certain of our end markets.

        Backlog by reportable segment at fiscal year end 2012 and 2011 was as follows:

	Fiscal
	2012	2011
	(in millions)
Transportation Solutions	$1,267	$1,041
Communications and Industrial Solutions	683	1,080
Network Solutions	683	757

Total	$2,633	$2,878

        We expect that the majority of our backlog at September 28, 2012 will be filled during fiscal 2013.

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

  •
  Network Solutions.  This segment's major competitors include Corning, CommScope, 3M, Huawei Technologies, Cooper Industries, and Hubbell. Also, the Subsea Communications business primarily competes against Alcatel-Lucent.

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

Employees

        As of September 28, 2012, we employed approximately 88,000 people worldwide, of whom 26,000 were in the Americas region, 27,000 were in the Europe/Middle East/Africa region, and 35,000 were in the Asia-Pacific region. Of our total employees, approximately 51,000 were employed in manufacturing. Approximately 60% of our employees were based in lower-cost countries, primarily China. We believe that our relations with our employees are satisfactory.

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

Environmental

        Our operations are subject to numerous health, safety, and environmental laws and regulations, including those regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards, staff dedicated to environmental, health, and safety issues, periodic compliance auditing, training, and other measures. We have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China Restriction of Hazardous Substances law, and similar laws.

        Compliance with these laws has in the past and may in the future increase our costs of doing business in a variety of ways. For example, our costs may increase indirectly through increased energy and product costs as producers of energy, cement, iron, steel, pulp, paper, petroleum, and other major emitters of greenhouse gases are subjected to increased or new regulation or legislation that results in greater regulation of greenhouse gas emissions. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $13 million to $23 million. As of September 28, 2012, we believe that the best estimate within this range is approximately $14 million. We do not anticipate any material capital expenditures during fiscal 2013 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

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

        Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt and significant bank failures or defaults in the Eurozone, any of which could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected.

        We are dependent on end market dynamics to sell our products, and our operating results can be adversely affected by cyclical and reduced demand in these markets. Periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

        A deterioration in economic conditions could trigger the recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

         We are dependent on the automotive industry.

        Approximately 39% of our net sales for fiscal 2012 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

         We are dependent on the telecommunications, computer, and consumer electronics industries.

        Approximately 13% of our net sales for fiscal 2012 came from sales to the telecommunications industry. The telecommunications industry has historically experienced periods of robust capital expenditure followed by periods of retrenchment and consolidation. Demand for these products is further subject to rapid technological change, and has been and continues to be affected by declines in consumer and business spending. Additionally, these markets are dominated by several large manufacturers that can exert significant price pressure on their suppliers. There can be no assurance that we will be able to continue to compete successfully in the telecommunications industry, and our inability to do so would materially impair our results of operations, financial position, and cash flows.

        Approximately 5% of our net sales for fiscal 2012 came from sales to the computer and consumer electronics industries. Demand for our computer and consumer electronics products depends on underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers. Demand has been and continues to be affected by reduced spending. We cannot assure you that existing levels of business and consumer demand for new computer and consumer electronics products will not decrease.

         We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the level of customer service, the development of new technology, our ability to participate in emerging markets, and customers' expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has continued to become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

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

        We have historically experienced, and we expect to continue to experience, continuing pressure to lower our prices. In recent years, we have experienced price erosion of approximately 1% each year. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo ("DRC"). As a result, the SEC established new annual disclosure and reporting requirements for those companies who use "conflict" minerals mined from the DRC and adjoining countries in their products. These requirements are effective for the calendar year beginning January 1, 2013. The new requirements could affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain these metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 54% of our net sales for fiscal 2012 were invoiced in currencies other than the U.S. Dollar, and we expect non-U.S. Dollar revenue to represent a significant and likely increased portion of our future net revenue. Therefore, when the U.S. Dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro or Asian currencies, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

         We may be negatively affected as our customers and vendors continue to consolidate.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, telecommunications, computer, and aerospace, defense, and marine industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

         The life cycles of our products can be very short.

        The life cycles of certain of our products can be very short relative to their development cycle. As a result, the resources devoted to product sales and marketing may not result in material revenue, and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover, and we were not able to compensate for those expenses, our results of operations, financial position, and cash flows could be materially and adversely affected.

         The Deutsch Group SAS acquisition and future acquisitions may not be successful.

        We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings. In April 2012, we acquired Deutsch Group SAS ("Deutsch"). Risks associated with the completed acquisition of Deutsch include the risk that Deutsch's operations will not be integrated successfully into ours and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We cannot assure you that we will identify or successfully complete transactions with other acquisition candidates in the future. We also cannot assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

         Future acquisitions could require us to issue additional debt or equity.

        If we were to make a substantial acquisition with cash, the acquisition may need to be financed in part through funding from banks, public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot assure you that sufficient acquisition financing would be available to us on acceptable terms if and when required. If we were to make an acquisition partially or wholly funded by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our shares.

         We could suffer significant business interruptions.

        Our operations and those of our suppliers and customers, and the supply chains that supports their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease, or failures of management information or other systems due to internal or external causes. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, financial position, and results of operations could be materially adversely affected.

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

        The electronics industry is characterized by litigation regarding patent and other intellectual property rights. Within this industry, companies have become more aggressive in asserting and defending patent claims against competitors. There can be no assurance that we will not be subject to future litigation alleging infringement or invalidity of certain of our intellectual property rights or that we will not have to pursue litigation to protect our property rights. Depending on the importance of the technology, product, patent, trademark, or trade secret in question, an unfavorable outcome regarding one of these matters may have a material adverse effect on our results of operations, financial position, and cash flows.

         A decline in the market value of our pension plans' investment portfolios or a reduction in returns on plan assets could adversely affect our results of operations, financial position, and cash flows.

        Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity securities, which has and could further reduce the value of our pension plans' investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans' investment portfolios or a reduction in returns on plan assets could have an adverse effect on our results of operations, financial position, and cash flows.

         Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and at times credit markets have been disrupted, which has reduced the availability of investment capital and credit. Recent downgrades of credit ratings of sovereign debt, including the U.S., have similarly affected the availability and cost of capital. As a result, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

         Divestitures of some of our businesses or product lines may materially adversely affect our results of operations, financial position, and cash flows.

        We continue to evaluate the strategic fit of specific businesses and products which may result in additional divestitures. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management's attention from other business concerns, the disruption of our business, and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

         If any of our operations are found not to comply with applicable antitrust or competition laws or applicable trade regulations, our business may suffer.

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the United States and the European Union. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial, including distribution, agreements and practices with respect to the electrical components or other markets are found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third-party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected. Further, any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

         We are subject to global risks of political, economic, and military instability.

        Our workforce, manufacturing, research, administrative, and sales facilities, markets, customers, and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

  •
  tariffs, trade barriers, and trade disputes;

  •
  regulations related to customs and import/export matters;

  •
  variations in lengths of payment cycles;

  •
  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

  •
  challenges in collecting accounts receivable;

  •
  employment regulations and local labor conditions;

  •
  difficulties protecting intellectual property;

  •
  instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        We have sizeable operations in China, including 17 manufacturing sites. In addition, 15% of our net sales in fiscal 2012 were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

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

        We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate. These laws and regulations govern, among other things:

  •
  the generation, storage, use, and transportation of hazardous materials;

  •
  emissions or discharges of substances into the environment;

  •
  investigation and remediation of hazardous substances or materials at various sites;

  •
  greenhouse gas emissions; and

  •
  the health and safety of our employees.

        We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance burdens.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal, and remedial costs under certain federal and state laws are retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar environmental agencies that conditions at a number of formerly-owned sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and may require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

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

        Although none of these covenants is presently restrictive to our operations, our continued ability to meet the bank credit facility financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of our covenants could result in a default under our credit facility or indentures. Upon the occurrence of certain defaults under our credit facility and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our bank credit facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets or access to lenders or capital markets to repay or fund the repayment of any amounts outstanding under our credit facility and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

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

        In connection with our separation from Tyco International in 2007, we, Tyco International, and its former healthcare businesses ("Covidien") entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        All of the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, became our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

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

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that we have assessed under the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740, Income Taxes, have been reflected as liabilities on the Consolidated Financial Statements. The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

        We are organized under the laws of Switzerland. It may not be possible to enforce court judgments obtained in the U.S. against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to that nation's public policy.

        Swiss corporate law, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers. Thus, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax and statutory purposes) or registered share capital. Various tax law and corporate law proposals in Switzerland, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus (as determined for Swiss tax and statutory purposes) or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to do so could make our stock less attractive to investors.

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

        The Swiss Code of Obligations regulates a corporation's ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax and statutory purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, only if our shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Additionally, various tax law and corporate law proposals in Switzerland, if passed in the future, may affect our ability to repurchase our shares. Our ability to repurchase our shares is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

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

        Our articles of association contain provisions that could be considered "anti-takeover" provisions because they would make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these provisions, among others:

  •
  shareholders may act only at shareholder meetings and not by written consent, and

  •
  restrictions will apply to any merger or other business combination between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors.

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in the case of issuances from authorized capital, until March 9, 2013 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the United States are located in Berwyn, Pennsylvania in a facility that we rent. We operate nearly 90 manufacturing, warehousing, and office locations in over 25 states in the United States. We also operate nearly 300 manufacturing, warehousing, and office locations in over 50 countries and territories outside the United States.

        We own approximately 20 million square feet of space and lease approximately 11 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in over 20 countries worldwide. Our manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We expect to continue to migrate our manufacturing activities to lower-cost countries as our customers' requirements shift. In addition, we will continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiency and migration of manufacturing to lower-cost countries.

        Our centers of manufacturing output at September 28, 2012 included sites in the following countries:

	Number of Manufacturing Facilities
	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
Americas:
United States	14	9	6	29
Mexico	4	2	3	9
Brazil	1	—	—	1
Europe/Middle East/Africa:
India	5	1	2	8
United Kingdom	2	1	4	7
Germany	3	—	3	6
France	2	1	1	4
Switzerland	2	1	1	4
Czech Republic	1	1	1	3
Belgium	1	—	1	2
Italy	1	1	—	2
Austria	1	—	—	1
Hungary	1	—	—	1
Poland	—	1	—	1
Portugal	1	—	—	1
Spain	1	—	—	1
Ukraine	1	—	—	1
Asia-Pacific:
China	2	11	4	17
Japan	1	1	—	2
Australia	—	—	1	1
Korea	1	—	—	1
New Zealand	—	1	—	1
Singapore	—	1	—	1

Total	45	32	27	104

        We estimate that our manufacturing production by region in fiscal 2012 was approximately: Americas—30%, Europe/Middle East/Africa—40%, and Asia-Pacific—30%.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of business, we are subject to various legal proceedings and claims, including product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the ordinary course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our balance sheet and to record a corresponding charge, which could be significant in amount.

        At September 28, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

        Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material effect on our results of operations, financial position, or cash flows.

Income Tax Matter

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD concluding its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS early in our fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations and financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 28, 2012 and September 30, 2011.

	Market Price Range
	Fiscal
	2012		2011
	High	Low	High	Low
First Quarter	$36.69	$27.25	$35.63	$28.97
Second Quarter	37.30	31.48	38.51	32.33
Third Quarter	36.97	30.51	37.90	33.58
Fourth Quarter	37.11	30.64	38.23	27.86

        The number of registered holders of our common shares at November 9, 2012 was 29,763.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on our common shares during the quarterly periods presented below(1).

	Fiscal
	2012		2011
First Quarter	$0.18 (CHF 0.17)		$0.16 (CHF 0.18)	(2)
Second Quarter	$0.18 (CHF 0.17)		$0.16 (CHF 0.18)	(2)
Third Quarter	$0.21 (CHF 0.20)	(2)	$0.18 (CHF 0.17)
Fourth Quarter	$0.21 (CHF 0.20)	(2)	$0.18 (CHF 0.17)

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index, assuming investment of $100 on September 28, 2007, including the reinvestment of dividends and distributions, and the investment of $100 in the Indexes on September 28, 2007. The graph shows the cumulative total return as of the fiscal years ended September 26, 2008, September 25, 2009, September 24, 2010, September 30, 2011, and September 28, 2012. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal
	2007*	2008	2009	2010	2011	2012
TE Connectivity Ltd.	$100.00	$78.25	$66.79	$87.65	$85.99	$106.38
S&P 500 Index	100.00	81.14	71.74	80.51	80.93	105.37
Dow Jones Electrical Components and Equipment Index	100.00	78.10	75.77	88.09	84.28	111.66

*
$100 invested on September 28, 2007 in TE Connectivity's common shares, including reinvestment of dividends, and $100 invested on September 28, 2007 in Indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 28, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30—July 27, 2012	5,755	$31.70	—	$1,500,631,148
July 28—August 31, 2012	4,274,420	34.63	4,272,800	1,352,643,483
September 1—28, 2012	1,272,279	35.81	1,272,050	1,307,097,437

Total	5,552,454	$34.90	5,544,850

(1)
This column includes the following transactions which occurred during the quarter ended September 28, 2012:

(i)
the acquisition of 7,604 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 5,544,850 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial and other operating data. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated financial information may not be indicative of our future performance.

	As of or for Fiscal
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,282	$13,778	$11,681	$9,926	$13,927
Gross margin	4,046	4,271	3,643	2,436	4,032
Acquisition and integration costs	27	19	8	—	—
Restructuring and other charges, net	128	136	137	372	218
Pre-separation litigation charges (income), net	—	—	(7)	144	22
Impairment of goodwill	—	—	—	3,547	103
Operating income (loss)	1,518	1,687	1,452	(3,523)	1,577
Amounts attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	1,163	1,223	1,012	(3,146)	1,370
Income (loss) from discontinued operations, net of income taxes	(51)	22	91	(119)	317
Net income (loss)	$1,112	$1,245	$1,103	$(3,265)	$1,687
Per Share Data
Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.73	$2.79	$2.23	$(6.85)	$2.84
Net income (loss)	2.61	2.84	2.43	(7.11)	3.49
Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$2.70	$2.76	$2.21	$(6.85)	$2.82
Net income (loss)	2.59	2.81	2.41	(7.11)	3.47
Dividends and cash distributions paid per common share	$0.78	$0.68	$0.64	$0.64	$0.56
Balance Sheet Data
Total current assets	$6,503	$6,981	$7,047	$5,838	$7,888
Total assets	19,306	17,723	16,992	16,018	21,406
Total current liabilities	4,004	3,410	3,468	2,618	3,390
Long-term debt	2,696	2,667	2,306	2,316	3,161
Total equity	7,977	7,484	7,056	7,006	11,072
Working capital(6)	2,499	3,571	3,579	3,220	4,498
Other Operating Data
Capital expenditures	$533	$574	$380	$319	$603

(1)
Fiscal 2012 results include $75 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch and $107 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. (See Notes 5 and 17 to the Consolidated Financial Statements.)

(2)
Fiscal 2011 results include $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC and $35 million of income tax benefits associated with the completion of fieldwork and the settlement of certain U.S. tax matters as well as the related impact of $14 million of other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien. (See Notes 5, 13, and 18 to the Consolidated Financial Statements.)

(3)
Fiscal 2010 results include $178 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $307 million of income tax charges primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest, $101 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carry forwards in certain non-U.S. locations. (See Notes 17 and 18 to the Consolidated Financial Statements.)

(4)
Fiscal 2009 results include a $22 million gain on retirement of debt, $68 million of other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien, and $49 million of income tax benefits attributable to adjustments to prior year income tax returns.

(5)
Fiscal 2008 results include $486 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien and $33 million of income tax benefits related to the analysis and reconciliation of tax accounts.

(6)
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

        We service our customers primarily through our direct sales force that serves customers in over 150 countries. The sales force is supported by approximately 7,400 engineers as well as globally deployed manufacturing sites. Through our sales force and engineering resources, we are able to collaborate with our customers throughout the world to provide highly engineered products and solutions to meet their needs.

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

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales decreased 3.6% in fiscal 2012 as compared to fiscal 2011. On an organic basis, net sales decreased 2.7% in fiscal 2012 from fiscal 2011 levels. On an organic basis, we experienced declines in our sales into industrial and infrastructure based markets, primarily as a result of weakness in the industrial and data communications end markets in our Communications and Industrial Solutions segment, and telecom networks and subsea communications end markets in our Network Solutions segment. On an organic basis, we experienced modest growth in our sales into consumer based markets, as growth in the automotive end market in our Transportation Solutions segment was partially offset by declines within the consumer devices and appliance end markets in our Communications and Industrial Solutions segment.

        The acquisition of Deutsch in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions segment and contributed net sales of $327 million in fiscal 2012. Fiscal 2011 included an additional week which contributed $267 million in net sales and $0.08 per share to diluted earnings per share. ADC, which was acquired in December 2010, contributed net sales of $843 million, of which $24 million related to the additional week, during fiscal 2011. Also, the acquisition of ADC resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011.

        The March 2011 earthquake, subsequent tsunami, and aftershocks in Japan caused disruptions in our customers' operations and the supply chains that support their operations. We estimate that our fiscal 2011 net sales and diluted earnings per share were negatively impacted by $99 million and $0.07 per share, respectively, as a result of these disruptions. Our facilities in Japan were not materially damaged, and we did not experience further negative impacts in fiscal 2012.

  Outlook

        Net sales in the first quarter of fiscal 2013 are expected to be between $3.15 billion and $3.25 billion. We expect global automotive production in the first quarter of fiscal 2013 to be comparable to first quarter fiscal 2012 levels. Our sales into the automotive and aerospace, defense, and marine end markets will benefit from incremental Deutsch sales which are expected to be approximately $150 million in the first quarter of fiscal 2013. During the first quarter of fiscal 2013, we expect continued weakness in the industrial, energy, and appliance end markets. Also, we expect results in the first quarter of fiscal 2013 to be negatively impacted by lower spending for broadband networks equipment and lower levels of project activity in the subsea communications end market. In the first fiscal quarter of 2013, we expect diluted earnings per share to be in the range of $0.43 to $0.47 per share.

        For fiscal 2013, we expect net sales to be between $13.4 billion and $14.0 billion, reflecting expected sales increases in the automotive and aerospace, defense, and marine end markets, offset by continued weakness in the industrial, appliance, and energy end markets. Our sales into the automotive and aerospace, defense, and marine end markets will benefit from incremental Deutsch sales during the first half of fiscal 2013. We expect global automotive production and broadband network spending in fiscal 2013 to remain flat at fiscal 2012 levels. We expect diluted earnings per share to be in the range of $2.61 to $2.91 per share.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment and its potential effects on our customers and the end markets we serve. Additionally, we continue to closely manage our costs in line with economic conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. (See further discussion in "Liquidity and Capital Resources.")

  Acquisitions

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest.

        Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. The combined organization offers a broad product range, global presence, and shared commitment to innovation, and creates an even greater opportunity to serve the growing market for harsh environment connectivity applications. We expect to realize cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The acquired Deutsch businesses have been reported primarily in our Transportation Solutions segment from the date of acquisition.

        During fiscal 2012, Deutsch contributed net sales of $327 million and an operating loss of $54 million to our Consolidated Statement of Operations. The operating loss included charges of $75 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, acquisition costs of $21 million, restructuring charges of $14 million, and integration costs of $6 million.

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

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. The combined organization offers a complete product portfolio across every major geographic market. It also added ADC's Distributed Antenna System products, which expanded our wireless connectivity portfolio to provide greater mobile coverage and capacity solutions to carrier and enterprise customers as demand for mobile data continues to expand. We realized cost savings and other synergies through operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The acquired ADC businesses have been included in the Network Solutions segment from the date of acquisition.

        During fiscal 2011, ADC contributed net sales of $843 million and an operating loss of $53 million to our Consolidated Statement of Operations. The operating loss included restructuring charges of $80 million, charges of $39 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

  Restructuring

        We continue to streamline our operations and simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead. In connection with these initiatives, we incurred restructuring charges of approximately $127 million during fiscal 2012, including $14 million associated with the acquisition of Deutsch. In fiscal 2012, cash spending related to restructuring was $137 million, including $7 million associated with the acquisition of Deutsch.

        In response to a weaker than expected economic environment, we are expanding our restructuring efforts and expect to incur restructuring charges of approximately $200 million during fiscal 2013. Annualized cost savings related to these actions are expected to be approximately $75 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

        In fiscal 2013, we expect total spending, which will be funded with cash from operations, to be approximately $150 million related to restructuring actions.

  Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during fiscal 2012. We recognized a pre-tax gain of $5 million on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. Also, during fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million, of which we received $24 million during fiscal 2012, and recognized a pre-tax gain of $2 million on the transaction.

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

        During fiscal 2010, we completed the divestiture of the Dulmison connectors and fittings product line, which was part of our energy business in the Network Solutions segment, for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale, both totaling $13 million in fiscal 2010.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statements of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and operations of the mechatronics business and Dulmison connectors and fittings product line in continuing operations due to immateriality. See Note 3 to the Consolidated Financial Statements for additional information regarding the divestitures.

  Company Name Change

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange remained unchanged.

  The Separation

        Tyco Electronics Ltd. was incorporated in fiscal 2000 as a wholly-owned subsidiary of Tyco International. Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses, to its common shareholders.

Results of Operations

Consolidated Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We purchased approximately 173 million pounds of copper, 141,000 troy ounces of gold, and 2.9 million troy ounces of silver in fiscal 2012. Prices have increased in recent years and continue to fluctuate. Although copper prices have declined from prior year levels, they remain high relative to historic levels. The following table sets forth the average prices incurred related to copper, gold, and silver during fiscal 2012, 2011, and 2010:

		Fiscal
	Measure	2012	2011	2010
Copper	Lb.	$3.90	$3.99	$3.15
Gold	Troy oz.	$1,599	$1,382	$1,114
Silver	Troy oz.	$34.30	$30.27	$17.91

    In fiscal 2013, we expect to purchase copper, gold, and silver in quantities similar to fiscal 2012 levels.

  •
  Foreign exchange.  Approximately 54% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in fiscal 2012 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. Dollar	46%
Euro	28
Japanese Yen	8
Chinese Renminbi	6
Korean Won	3
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

        The following table sets forth certain items from our Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	Fiscal
	2012		2011		2010
	($ in millions)
Net sales	$13,282	100.0%	$13,778	100.0%	$11,681	100.0%
Cost of sales	9,236	69.5	9,507	69.0	8,038	68.8

Gross margin	4,046	30.5	4,271	31.0	3,643	31.2
Selling, general, and administrative expenses	1,685	12.7	1,728	12.5	1,490	12.8
Research, development, and engineering expenses	688	5.2	701	5.1	563	4.8
Acquisition and integration costs	27	0.2	19	0.1	8	0.1
Restructuring and other charges, net	128	1.0	136	1.0	137	1.2
Pre-separation litigation income	—	—	—	—	(7)	(0.1)

Operating income	1,518	11.4	1,687	12.2	1,452	12.4
Interest income	23	0.2	22	0.2	20	0.2
Interest expense	(176)	(1.3)	(161)	(1.2)	(155)	(1.3)
Other income, net	50	0.4	27	0.2	177	1.5

Income from continuing operations before income taxes	1,415	10.7	1,575	11.4	1,494	12.8
Income tax expense	(249)	(1.9)	(347)	(2.5)	(476)	(4.1)

Income from continuing operations	1,166	8.8	1,228	8.9	1,018	8.7
Income (loss) from discontinued operations, net of income taxes	(51)	(0.4)	22	0.2	91	0.8

Net income	1,115	8.4	1,250	9.1	1,109	9.5
Less: net income attributable to noncontrolling interests	(3)	—	(5)	—	(6)	(0.1)

Net income attributable to TE Connectivity Ltd	$1,112	8.4%	$1,245	9.0%	$1,103	9.4%

        Net Sales.    Net sales decreased $496 million, or 3.6%, to $13,282 million in fiscal 2012 from $13,778 million in fiscal 2011. On an organic basis, net sales decreased $372 million, or 2.7%, in fiscal 2012 as compared to fiscal 2011 primarily as a result of decreased net sales in the Communications and Industrial Solutions segment and, to a lesser degree, the Network Solutions segment. Foreign currency exchange rates negatively impacted net sales by $338 million, or 2.4%, in fiscal 2012. Fiscal 2011 included an additional week which contributed $267 million in net sales. Deutsch, which was acquired on April 3, 2012, contributed net sales of $327 million during fiscal 2012. Also, the acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011.

        Net sales increased $2,097 million, or 18.0%, to $13,778 million in fiscal 2011 from $11,681 million in fiscal 2010. On an organic basis, net sales increased $736 million, or 6.3%, in fiscal 2011 as compared to fiscal 2010 due primarily to growth in the Transportation Solutions segment. Price erosion adversely affected organic sales by $192 million in fiscal 2011. Foreign currency exchange rates positively impacted net sales by $391 million, or 3.3%, in fiscal 2011. Fiscal 2011 included an additional week which contributed $267 million in net sales. ADC contributed net sales of $843 million, of which $24 million related to the additional week, during fiscal 2011. The divestitures of the mechatronics business and the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $116 million in fiscal 2011 as compared to fiscal 2010. See further discussion of organic net sales below under Results of Operations by Segment.

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2012	2011	2010
Europe/Middle East/Africa (EMEA)	34%	36%	35%
Asia-Pacific	34	33	34
Americas(1)	32	31	31

Total	100%	100%	100%

(1)
The Americas includes our Subsea Communications business.

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2012							2011
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisitions	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestitures)	Total
	($ in millions)
EMEA	$(214)	(4.3)%	$(327)	$(96)	$181	$(456)	(9.2)%	$570	14.2%	$145	$96	$43	$854	20.8%
Asia-Pacific	(15)	(0.3)	33	(89)	52	(19)	(0.4)	105	3.0	215	89	124	533	13.4
Americas	(143)	(3.3)	(44)	(82)	248	(21)	(0.5)	61	1.7	31	82	536	710	19.7

Total	$(372)	(2.7)%	$(338)	$(267)	$481	$(496)	(3.6)%	$736	6.3%	$391	$267	$703	$2,097	18.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011, including $24 million related to ADC.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2012	2011	2010
Transportation Solutions	45%	41%	41%
Communications and Industrial Solutions	30	34	38
Network Solutions	25	25	21

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2012							2011
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisitions	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestitures)	Total
	($ in millions)
Transportation Solutions	$360	6.4%	$(197)	$(112)	$327	$378	6.7%	$621	13.0%	$179	$112	$(82)	$830	17.3%
Communications and Industrial Solutions	(545)	(11.7)	(40)	(83)	—	(668)	(14.3)	39	1.0	127	83	(22)	227	5.1
Network Solutions	(187)	(5.4)	(101)	(72)	154	(206)	(5.9)	76	3.3	85	72	807	1,040	42.4

Total	$(372)	(2.7)%	$(338)	$(267)	$481	$(496)	(3.6)%	$736	6.3%	$391	$267	$703	$2,097	18.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011. Included in Network Solutions is $24 million related to ADC.

        Gross Margin.    In fiscal 2012, gross margin was $4,046 million, reflecting a $225 million decrease from gross margin of $4,271 million in fiscal 2011. Gross margin as a percentage of net sales decreased to 30.5% in fiscal 2012 from 31.0% in fiscal 2011. In fiscal 2012, gross margin included charges of $75 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch, whereas, in fiscal 2011, gross margin included similar charges of $39 million associated with ADC. Excluding these items, gross margin decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from lower sales levels and, to a lesser degree, increased material costs and unfavorable product mix, partially offset by improved manufacturing productivity.

        In fiscal 2011, gross margin was $4,271 million, reflecting a $628 million increase from gross margin of $3,643 million in fiscal 2010. Gross margin as a percentage of net sales decreased to 31.0% in fiscal 2011 as compared to 31.2% in fiscal 2010. In fiscal 2011, gross margin included charges of $39 million related to the acquisition of ADC. Excluding this item, gross margin increased in fiscal 2011 as compared to fiscal 2010. The increase was due to higher sales levels and, to a lesser degree, improved manufacturing productivity and cost reduction benefits from restructuring actions, partially offset by increased material costs, price erosion, and unfavorable product mix.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $43 million to $1,685 million in fiscal 2012 from $1,728 million in fiscal 2011. The decrease resulted primarily from cost control measures and benefits attributable to restructuring actions, partially offset by the additional selling, general, and administrative expenses of Deutsch. Selling, general, and administrative expenses as a percentage of net sales increased to 12.7% in fiscal 2012 from 12.5% in fiscal 2011 primarily as a result of the decrease in sales.

        Selling, general, and administrative expenses increased $238 million in fiscal 2011 to $1,728 million from $1,490 million in fiscal 2010. The increase was related primarily to the additional selling, general, and administrative expenses of ADC and increased selling expenses to support higher sales levels. Selling, general, and administrative expenses as a percentage of net sales were 12.5% and 12.8% in fiscal 2011 and 2010, respectively.

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $27 million during fiscal 2012. In connection with the acquisition of ADC, we incurred acquisition and integration costs of $19 million and $8 million during fiscal 2011 and 2010, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $128 million, $136 million, and $137 million in fiscal 2012, 2011, and 2010, respectively.

        During fiscal 2012, we initiated several restructuring programs resulting in headcount reductions across all segments. Also, we initiated restructuring programs associated with the acquisition of Deutsch.

        Fiscal 2011 actions were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions-in-force as a result of economic conditions, primarily in the Communications and Industrial Solutions segment.

        Fiscal 2010 actions primarily related to headcount reductions in the Transportation Solutions segment. Fiscal 2010 charges included a pre-tax loss on sale of $41 million in the Transportation Solutions segment related to the sale of our mechatronics business, as well as a long-lived asset impairment charge and a loss on sale totaling $13 million related to the divestiture of the Dulmison connectors and fittings product line, which was part of the energy business in the Network Solutions segment.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Pre-separation Litigation Income.    During fiscal 2010, Tyco International settled a class action lawsuit captioned Stumpf v. Tyco International Ltd., et al. Pursuant to the sharing formula in the Separation and Distribution Agreement, we recorded income of $7 million during fiscal 2010 relating to the release of excess reserves. There are no remaining securities lawsuits outstanding.

        Operating Income.    Operating income was $1,518 million and $1,687 million in fiscal 2012 and 2011, respectively. Results for fiscal 2012 included $116 million of charges related to the acquisition of Deutsch, including $75 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, $27 million of acquisition and integration costs, and $14 million of net restructuring and other charges. The results for fiscal 2012 also included $114 million of additional restructuring and other charges. Results for fiscal 2011 included $138 million of charges related to the acquisition of ADC, including $80 million of restructuring and other charges, $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. The results for fiscal 2011 also included $56 million of additional restructuring and other charges and an additional week which contributed $52 million of operating income. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from the unfavorable impacts of lower sales levels and, to a lesser degree, increased material costs and unfavorable product mix, partially offset by improved manufacturing productivity.

        Operating income was $1,687 million in fiscal 2011 compared to $1,452 million in fiscal 2010. Fiscal 2011 included an additional week which contributed $52 million of operating income. As discussed above, results for fiscal 2011 included $138 million of charges related to the acquisition of ADC. The results for fiscal 2011 also included $56 million of additional restructuring and other charges. Fiscal 2010 results included restructuring and other charges, acquisition and integration costs, and pre-separation litigation income of $134 million, $8 million, and $7 million, respectively. Excluding these items, operating income increased in fiscal 2011 as compared to fiscal 2010. The increase resulted from higher sales levels and related gross margin and, to a lesser degree, a reduction in employee incentive compensation-related expense, cost reduction benefits from restructuring actions, and improved manufacturing productivity, partially offset by increased material costs, price erosion, and unfavorable product mix.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $153 million, $139 million, and $135 million in fiscal 2012, 2011, and 2010, respectively. The increase of $14 million in fiscal 2012 from fiscal 2011 was due to higher average debt levels.

  Other Income, Net

        In fiscal 2012, 2011, and 2010, we recorded net other income of $50 million, $27 million, and $177 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        The income in fiscal 2011 is net of other expense of $14 million recorded in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 13 to the Consolidated Financial Statements.

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

        Our effective income tax rate was 17.6% for fiscal 2012 and reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions. In addition, the provision for fiscal 2012 reflects an income tax benefit of $107 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations partially offset by accruals of interest related to uncertain tax positions.

        Our effective income tax rate was 22.0% for fiscal 2011 and reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the effective income tax rate for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

        Our effective income tax rate was 31.9% for fiscal 2010 and reflects charges of $307 million primarily associated with certain proposed adjustments to prior year income tax returns and related accrued interest partially offset by income tax benefits of $101 million recognized in connection with the completion of certain non-U.S. audits of prior year income tax returns. In addition, the effective income tax rate for fiscal 2010 reflects an income tax benefit of $72 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

        The valuation allowance for deferred tax assets of $1,719 million and $1,921 million at fiscal year end 2012 and 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740 which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2013. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 28, 2012, certain subsidiaries had approximately $18 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during fiscal 2012. We recognized a pre-tax gain of $5 million on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations, primarily as a result of being unable to realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this divestiture.

        During fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million, of which we received $24 million during fiscal 2012, and recognized a pre-tax gain of $2 million on the transaction. Additionally, during fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations, to write the carrying value of this business down to its estimated fair value less costs to sell.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012.

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        The Touch Solutions, TE Professional Services, Wireless Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included as such in all periods presented on our Consolidated Financial Statements. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively. The Wireless Systems business was a component of the former Wireless Systems segment, and the Printed Circuit Group business was a component of the former Other segment.

        See Note 4 to our Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	Fiscal
	2012	2011	2010
	($ in millions)
Net sales	$6,007	$5,629	$4,799
Operating income	$847	$848	$515
Operating margin	14.1%	15.1%	10.7%

        The following table sets forth Transportation Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2012	2011	2010
Automotive	86%	88%	87%
Aerospace, Defense, and Marine	14	12	13

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Transportation Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2012							2011
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	(Divestiture)	Total
	($ in millions)
Automotive	$320	6.5%	$(181)	$(102)	$174	$211	4.3%	$562	13.5%	$169	$102	$(82)	$751	18.0%
Aerospace, Defense, and Marine	40	5.6	(16)	(10)	153	167	23.8	59	9.5	10	10	—	79	12.7

Total	$360	6.4%	$(197)	$(112)	$327	$378	6.7%	$621	13.0%	$179	$112	$(82)	$830	17.3%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011.

  Fiscal 2012 Compared to Fiscal 2011

        Transportation Solutions' net sales increased $378 million, or 6.7%, to $6,007 million in fiscal 2012 from $5,629 million in fiscal 2011. Organic net sales increased by $360 million, or 6.4%, in fiscal 2012 as compared to fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $197 million, or 3.5%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $112 million in net sales. Deutsch contributed net sales of $327 million during fiscal 2012.

        In the automotive end market, our organic net sales increased 6.5% in fiscal 2012 as compared to fiscal 2011. The increase was due primarily to growth of 15.1% in the Asia-Pacific region and 11.1% in the Americas region, partially offset by declines of 1.2% in the EMEA region. Growth in the Asia-Pacific region resulted from higher automotive production and continued recovery following the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in fiscal 2011. In the Americas region, growth resulted from increased production in North America, partially offset by weakness in South America. In the EMEA region, production levels decreased as a result of financial uncertainty in Europe. In the aerospace, defense, and marine end market, our organic net sales increased 5.6% in fiscal 2012 as compared to fiscal 2011. The increase was attributable to increased production in the commercial aviation market, and growth in the marine market resulting from share gains and increased oil and gas exploration driven by increased crude oil prices.

        Transportation Solutions' operating income of $847 million in fiscal 2012 was flat compared to fiscal 2011. Segment results for fiscal 2012 included $116 million of charges related to the acquisition of Deutsch, including $75 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, $27 million of acquisition and integration costs, and $14 million of restructuring and other charges. Segment results also included $16 million of net charges and $14 million of net credits to restructuring and other charges (credits) in fiscal 2012 and 2011, respectively. Excluding these items, operating income increased in fiscal 2012 as compared to fiscal 2011. The increase resulted primarily from the favorable impacts of higher volume and pricing actions, partially offset by unfavorable product mix.

  Fiscal 2011 Compared to Fiscal 2010

        Transportation Solutions' net sales increased $830 million, or 17.3%, to $5,629 million in fiscal 2011 from $4,799 million in fiscal 2010 due primarily to an increase of $751 million in the automotive end market. Organic net sales increased by $621 million, or 13.0%, in fiscal 2011 as compared to fiscal 2010. The strengthening of certain foreign currencies positively affected net sales by $179 million, or 3.7%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $112 million in net sales. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $82 million in fiscal 2011 as compared to fiscal 2010.

        In the automotive end market, our organic net sales growth was 13.5% in fiscal 2011 as compared to fiscal 2010. The increase was attributable to growth of 17.9% in the EMEA region, 14.4% in the Americas region, and 7.7% in the Asia-Pacific region. Growth in the EMEA and Americas regions resulted from higher automotive production and increased content per vehicle. Growth in the Asia-Pacific region was negatively impacted by the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in fiscal 2011. In the aerospace, defense, and marine end market, our organic net sales increased 9.5% in fiscal 2011 as compared to fiscal 2010, primarily as a result of increased demand from commercial aircraft builders as they continue to increase production and growth in the marine market as a result of increased oil and gas exploration driven by increasing crude oil prices.

        Transportation Solutions' operating income increased $333 million to $848 million in fiscal 2011 from $515 million in fiscal 2010. Segment results included $14 million of net credits and $94 million of net charges to restructuring and other charges (credits) in fiscal 2011 and 2010, respectively. Excluding these items, operating income increased in fiscal 2011 as compared to fiscal 2010. The increase was due to favorable impacts of higher volume and improved manufacturing productivity, partially offset by increases in material costs and price erosion.

  Communications and Industrial Solutions

	Fiscal
	2012	2011	2010
	($ in millions)
Net sales	$3,990	$4,658	$4,431
Operating income	$337	$515	$618
Operating margin	8.4%	11.1%	13.9%

        The following table sets forth Communications and Industrial Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2012	2011	2010
Industrial	32%	33%	32%
Consumer Devices	28	27	29
Data Communications	22	23	22
Appliance	18	17	17

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Communications and Industrial Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2012						2011
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	(Divestiture)	Total
	($ in millions)
Industrial	$(232)	(14.9)%	$(16)	$(30)	$(278)	(17.9)%	$96	6.9%	$43	$30	$(2)	$167	11.9%
Consumer Devices	(79)	(6.5)	(1)	(23)	(103)	(8.4)	(109)	(7.9)	36	23	(20)	(70)	(5.3)
Data Communications	(169)	(15.9)	(7)	(16)	(192)	(18.0)	25	2.6	28	16	—	69	7.2
Appliance	(65)	(8.1)	(16)	(14)	(95)	(11.8)	27	3.6	20	14	—	61	8.1

Total	$(545)	(11.7)%	$(40)	$(83)	$(668)	(14.3)%	$39	1.0%	$127	$83	$(22)	$227	5.1%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011.

  Fiscal 2012 Compared to Fiscal 2011

        In fiscal 2012, Communications and Industrial Solutions' net sales decreased $668 million, or 14.3%, to $3,990 million from $4,658 million in fiscal 2011. Organic net sales decreased $545 million, or 11.7%, during fiscal 2012 as compared to fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Communications and Industrial Solutions segment by $61 million in fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $40 million, or 0.9%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $83 million in net sales.

        In the industrial end market, our organic net sales decreased 14.9% in fiscal 2012 as compared to fiscal 2011 due to market weakness across all regions. In the consumer devices end market, our organic net sales decreased 6.5% in fiscal 2012 as compared to fiscal 2011 as a result of weaker demand in the personal computer and consumer electronics markets, partially offset by strong demand in the tablet computer market and increased demand in the mobile phone market. In the data communications end market, our organic net sales decreased 15.9% in fiscal 2012 from fiscal 2011 as a result of market softness, primarily in the Asia-Pacific region, and inventory reductions in the supply chain. In the appliance end market, our organic net sales decreased 8.1% in fiscal 2012 as compared to fiscal 2011 due primarily to weakness in the Asia-Pacific and EMEA regions, resulting from lower demand and inventory reductions in the supply chain, partially offset by growth in demand in the Americas region.

        Communications and Industrial Solutions' operating income decreased $178 million to $337 million in fiscal 2012 from $515 million in fiscal 2011. Segment results included restructuring and other charges of $58 million and $65 million in fiscal 2012 and 2011, respectively. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from the unfavorable impacts of lower volume and increased materials costs, partially offset by improved manufacturing productivity.

  Fiscal 2011 Compared to Fiscal 2010

        Communications and Industrial Solutions' net sales increased $227 million, or 5.1%, to $4,658 million in fiscal 2011 as compared to $4,431 million in fiscal 2010. Organic net sales increased $39 million, or 1.0%, during fiscal 2011 as compared to fiscal 2010. We estimate that the earthquake in Japan negatively impacted our organic sales in the Communications and Industrial Solutions segment by $61 million in fiscal 2011. The strengthening of certain foreign currencies positively affected net sales by $127 million, or 2.7%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $83 million in net sales. The divestiture of the mechatronics business in fiscal 2010 negatively impacted sales by $22 million in fiscal 2011 as compared to fiscal 2010.

        In the industrial end market, our organic net sales increased 6.9% in fiscal 2011 as compared to fiscal 2010 due primarily to strong growth in the industrial machinery market, particularly in the EMEA region, as well as growth in the commercial and building and factory automation markets. In the consumer devices end market, our organic net sales decreased 7.9% in fiscal 2011 from fiscal 2010 levels due to weaker demand in the mobile phone and consumer electronics markets driven by our platform position, the negative impact of the earthquake in Japan, and soft demand in the personal computer market, partially offset by growth in the tablet computer market. In the data communications end market, our organic net sales increased 2.6% in fiscal 2011 as compared to fiscal 2010 due to strength in sales in the server, data storage, and wireless markets, particularly in the EMEA region. In the appliance end market, our organic net sales growth of 3.6% in fiscal 2011 as compared to fiscal 2010 was due to continued consumer demand in the EMEA region, partially offset by decreases in the Americas region.

        In fiscal 2011, Communications and Industrial Solutions' operating income decreased $103 million to $515 million from $618 million in fiscal 2010. Segment results included net restructuring and other charges of $65 million and $20 million during fiscal 2011 and 2010, respectively. Excluding these items, operating income decreased in fiscal 2011 as compared to fiscal 2010. The decrease was attributable to price erosion and increased material costs, partially offset by volume increases and cost reduction benefits associated with restructuring actions.

  Network Solutions

	Fiscal
	2012	2011	2010
	($ in millions)
Net sales	$3,285	$3,491	$2,451
Operating income	$334	$324	$312
Operating margin	10.2%	9.3%	12.7%

        The following table sets forth Network Solutions' percentage of total net sales by primary industry end market(1):

	Fiscal
	2012	2011	2010
Telecom Networks	39%	39%	21%
Energy	25	25	31
Enterprise Networks	21	20	19
Subsea Communications	15	16	29

Total	100%	100%	100%

(1)
Industry end market information about net sales is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in Network Solutions' net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2012							2011
	Change in Net Sales versus Prior Fiscal Year							Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition (Divestiture)	Total
	($ in millions)
Telecom Networks	$(110)	(8.2)%	$(37)	$(32)	$117	$(62)	(4.6)%	$109	22.6%	$33	$32	$667	$841	163.9%
Energy	14	1.5	(37)	(14)	—	(37)	(4.2)	81	11.4	34	14	(12)	117	15.5
Enterprise Networks	—	—	(29)	(16)	37	(8)	(1.2)	41	9.7	18	16	152	227	49.3
Subsea Communications	(91)	(15.8)	2	(10)	—	(99)	(17.1)	(155)	(21.4)	—	10	—	(145)	(20.0)

Total	$(187)	(5.4)%	$(101)	$(72)	$154	$(206)	(5.9)%	$76	3.3%	$85	$72	$807	$1,040	42.4%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011, including $24 million related to ADC.

  Fiscal 2012 Compared to Fiscal 2011

        Network Solutions' net sales decreased $206 million, or 5.9%, to $3,285 million in fiscal 2012 from $3,491 million in fiscal 2011. Organic net sales decreased $187 million, or 5.4%, in fiscal 2012 from fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $101 million, or 2.8%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $72 million in net sales. The acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011, as ADC contributed net sales of $198 million in the first quarter of fiscal 2012 as compared to $44 million in the first quarter of fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 8.2% in fiscal 2012 as compared to fiscal 2011 due primarily to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas and EMEA regions. In the energy end market, our organic net sales increased 1.5% in fiscal 2012 as compared to fiscal 2011 as a result of growth in the Americas and Asia-Pacific regions. In the enterprise networks end market, our organic net sales were flat in fiscal 2012 as compared to fiscal 2011 levels as declines resulting from softness in the office networks were offset by increases resulting from continued data center investments. The subsea communications end market's organic net sales decreased 15.8% in fiscal 2012 as compared to fiscal 2011 as a result of lower levels of project activity.

        In fiscal 2012, Network Solutions' operating income increased $10 million to $334 million from $324 million in fiscal 2011. Segment results for fiscal 2012 included $40 million of restructuring and other charges. Segment results for fiscal 2011 included $138 million of charges related to the acquisition of ADC, including $80 million of restructuring and other charges, $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Segment results for fiscal 2011 also included additional restructuring and other charges of $5 million. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease was attributable to the unfavorable impact of lower volume, unfavorable product mix, and price erosion, partially offset by improved manufacturing productivity.

  Fiscal 2011 Compared to Fiscal 2010

        In fiscal 2011, Network Solutions' net sales increased $1,040 million, or 42.4%, to $3,491 million from $2,451 million in fiscal 2010. Organic net sales increased $76 million, or 3.3%, in fiscal 2011 from fiscal 2010. The strengthening of certain foreign currencies positively impacted net sales by $85 million, or 3.3%, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 included an additional week which contributed approximately $72 million in net sales. The acquisition of ADC increased sales by $843 million, of which $24 million is related to the additional week, during fiscal 2011. The divestiture of the Dulmison connectors and fittings product line in fiscal 2010 negatively impacted sales by $12 million in fiscal 2011 as compared to fiscal 2010.

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

        Network Solutions' operating income increased $12 million to $324 million in fiscal 2011 from $312 million in fiscal 2010. As discussed above, during fiscal 2011, segment results included $138 million of charges related to the acquisition of ADC. Segment results also included additional net restructuring and other charges of $5 million in fiscal 2011. In fiscal 2010, segment results included $20 million of net restructuring and other charges and $8 million of acquisition and integration costs. Excluding these items, operating income increased in fiscal 2011 as compared to fiscal 2010. The increase resulted from higher volume, partially offset by unfavorable product mix, price erosion, and increased material costs.

  New Segment Structure Effective for Fiscal 2013

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. We expect the realignment to enable us to better meet our customers' needs and optimize our efficiency. Our businesses in the former Communications and Industrial Solutions segment have been moved into other segments. Also, the Aerospace, Defense, and Marine and Energy businesses, formerly included in the Transportation Solutions and Network Solutions segments, respectively, have been moved to the newly created Industrial Solutions segment. The following represents the new segment structure:

  •
  Transportation Solutions—This segment consists of our Automotive business.

  •
  Industrial Solutions—This segment contains our Industrial, Aerospace, Defense, and Marine, and Energy businesses.

  •
  Consumer Solutions—Our Consumer Devices and Appliances businesses are included in this segment.

  •
  Network Solutions—Telecom Networks, Enterprise Networks, Data Communications, and Subsea Communications businesses are presented in this segment.

        In this Annual Report, results for fiscal 2012 and prior periods are reported on the basis under which we managed our business in fiscal 2012 and do not reflect the fiscal 2013 segment reorganization.

 Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. Payment of our 6.00% senior notes due in October 2012 was made subsequent to fiscal year end 2012. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

        As of September 28, 2012, our cash and cash equivalents were held principally in subsidiaries which are located throughout the world. Under current laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities in our financial statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be permanently reinvested outside Switzerland (approximately $18 billion as of September 28, 2012). Our current plans do not demonstrate a need to repatriate earnings that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

  Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $1,888 million in fiscal 2012 as compared to $1,722 million in fiscal 2011. The increase of $166 million in fiscal 2012 over fiscal 2011 resulted primarily from improved working capital, partially offset by lower income levels.

        Net cash provided by continuing operating activities was $1,722 million in fiscal 2011 as compared to $1,603 million in fiscal 2010. The increase of $119 million in fiscal 2011 over fiscal 2010 primarily resulted from higher income levels, partially offset by a reduction of accrued and other current liabilities related to employee compensation-related payments, higher income taxes paid, and payments for pre-separation tax matters.

        Pension and postretirement benefit contributions in fiscal 2012, 2011, and 2010 were $98 million, $90 million, and $180 million, respectively. Fiscal 2010 included $69 million of voluntary pension contributions; there were no voluntary contributions in fiscal 2012 or 2011. We expect pension and postretirement benefit contributions to be $103 million in fiscal 2013, before consideration of voluntary contributions.

        The amount of income taxes paid, net of refunds, during fiscal 2012, 2011, and 2010 was $290 million, $299 million, and $156 million, respectively.

        In fiscal 2012, cash payments included $70 million for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. Also during fiscal 2012, we received net reimbursements of $51 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. We expect to make additional net cash payments of approximately $26 million over the next twelve months related to these matters. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to

Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 13 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In fiscal 2011, cash payments related to pre-separation tax matters were $129 million, net of indemnification payments under the Tax Sharing Agreement.

        In addition to net cash provided by operating activities, we use free cash flow as a useful measure of our performance and ability to generate cash. Free cash flow was $1,434 million in fiscal 2012 as compared to $1,342 million in fiscal 2011 and $1,333 million in fiscal 2010. The increase in free cash flow in fiscal 2012 as compared to fiscal 2011 was primarily driven by improved working capital, as adjusted for net payments for pre-separation tax matters of $19 million and certain Deutsch acquisition-related payments totaling $37 million, partially offset by lower income levels. The increase in free cash flow in fiscal 2011 from fiscal 2010 was primarily driven by higher income levels partially offset by lower working capital levels, as adjusted for net payments for pre-separation tax matters of $129 million, and increases in capital expenditures.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Fiscal
	2012	2011	2010
	(in millions)
Net cash provided by continuing operating activities	$1,888	$1,722	$1,603
Capital expenditures	(533)	(574)	(380)
Proceeds from sale of property, plant, and equipment	23	65	16
Payments related to pre-separation tax matters, net	19	129	—
Payments related to accrued interest on debt assumed in the acquisition of Deutsch	17	—	—
Payments to settle acquisition-related foreign currency derivative contracts	20	—	—
Pre-separation litigation payments	—	—	25
Voluntary pension contributions	—	—	69

Free cash flow	$1,434	$1,342	$1,333

  Cash Flows from Investing Activities

        We continue to fund capital expenditures to support new programs and to invest in machinery and our manufacturing facilities to further enhance productivity and manufacturing capabilities. Capital spending decreased $41 million in fiscal 2012 to $533 million as compared to $574 million in fiscal 2011. Capital spending was $380 million in fiscal 2010. We expect fiscal 2013 capital spending levels to be approximately 4-5% of net sales.

        During fiscal 2012, we acquired Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired of $152 million. The total value paid included $659 million of debt assumed, including accrued interest, and paid off in its entirety shortly after the completion of the acquisition.

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

        During fiscal 2010, we acquired two businesses for $38 million in cash. Also during fiscal 2010, we paid cash of $55 million to acquire a business that was sold in fiscal 2012 as part of the divestiture of the Touch Solutions business.

  Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2012 and 2011 was $3,711 million and $2,667 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        In February 2012, TEGSA, our wholly-owned subsidiary, issued $250 million aggregate principal amount of 1.60% senior notes due February 3, 2015 and $500 million aggregate principal amount of 3.50% senior notes due February 3, 2022. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on January 21, 2011. Interest on the notes is payable semi-annually on February 3 and August 3 of each year, beginning August 3, 2012. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance of the notes due 2015 and 2022, were approximately $250 million and $498 million, respectively. In connection with the issuance of the senior notes in February 2012, the commitments of the lenders under a $700 million 364-day credit agreement, dated as of December 20, 2011, automatically terminated.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at September 28, 2012 and September 30, 2011.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 12.5 to 30.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 28, 2012, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In December 2010, TEGSA issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance were approximately $249 million.

        In December 2010, in connection with the acquisition of ADC, we assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 5 for more information on the ADC acquisition. In fiscal 2011, our ADC subsidiary commenced offers to purchase the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. During fiscal 2011, $198 million principal amount of the convertible subordinated notes due 2013, $136 million principal amount of the convertible subordinated notes due 2015, and $225 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $560 million. All of the purchased convertible subordinated notes have been cancelled. Our debt balance at fiscal year end 2012 included the remaining $90 million of 3.50% convertible subordinated notes due 2015 and $1 million of floating rate convertible subordinated notes due 2013.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. As of fiscal year end 2012, TEGSA had $300 million of commercial paper outstanding at a weighted-average interest rate of 0.40%. TEGSA had no commercial paper outstanding at fiscal year end 2011.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

        Payments of common share dividends and cash distributions to shareholders were $332 million, $296 million, and $289 million in fiscal 2012, 2011, and 2010, respectively. In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in the first and second quarters of fiscal 2010. We paid the first and second installments of the distribution at a rate of $0.16 per share during each of the quarters ended December 25, 2009 and March 26, 2010. These capital reductions reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92).

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the installments of the distribution at a rate of $0.16 per share during each of the quarters ended June 25, 2010, September 24, 2010, December 24, 2010, and March 25, 2011. These capital reductions reduced the par value of our common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.37 (equivalent to $1.28).

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012. We paid the installments of the dividend at a rate of $0.18 per share during each of the quarters ended June 24, 2011, September 30, 2011, December 30, 2011, and March 30, 2012.

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013. We paid the first and second installments of the distribution at a rate of $0.21 per share during each of the quarters ended June 29, 2012 and September 28, 2012. These capital reductions reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 0.97 (equivalent to $0.86).

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Under Swiss law, subject to certain conditions, distributions to shareholders made in the form of a reduction of registered share capital or from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. During fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to the classification of Swiss Contributed Surplus that confirms our presentation of Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. As of September 28, 2012 and September 30, 2011, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million).

        During fiscal 2011, our board of directors authorized a $2,250 million increase in the share repurchase authorization. We repurchased approximately 6 million of our common shares for $194 million, approximately 25 million of our common shares for $867 million, and approximately 18 million of our common shares for $488 million during fiscal 2012, 2011, and 2010, respectively. At September 28, 2012, we had $1,307 million of availability remaining under our share repurchase authorization.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2012:

		Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Long-term debt, including current maturities	$3,711	$1,015	$377	$340	$—	$—	$1,979
Interest on long-term debt(1)	1,464	160	128	115	110	110	841
Operating leases	448	123	97	75	46	34	73
Purchase obligations(2)	127	124	3	—	—	—	—

Total contractual cash obligations(3)(4)(5)	$5,750	$1,422	$605	$530	$156	$144	$2,893

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized tax benefits of $1,795 million and related accrued interest and penalties of $1,335 million, the timing of which is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding unrecognized tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $103 million to pension and postretirement benefit plans in fiscal 2013, before consideration of voluntary contributions.

  These plans and our estimates of future contributions and benefit payments are more fully described in Note 16 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $517 million, of which $227 million related to our ASC 460 guarantee liabilities, are excluded from the table above as we are unable to estimate the timing of payment for these items. See Note 12 to the Consolidated Financial Statements for more information regarding ASC 460.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD concluding its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS early in our fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations and financial position.

        In fiscal 2012, we made payments of $70 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $51 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. Over the next twelve months, we expect to pay approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters in fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. Also, in fiscal 2011, we made net cash payments of $154 million related to pre-separation deficiencies. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

        At September 28, 2012 and September 30, 2011, we have reflected $71 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

        At September 28, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

Off-Balance Sheet Arrangements

        Certain of our segments have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2013 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At September 28, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $344 million.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460 and, accordingly, liabilities amounting to $241 million were recorded on the Consolidated Balance Sheet at September 28, 2012. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. The following accounting policies are considered to be the most critical as they require significant judgments and assumptions that involve inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605, Revenue Recognition. Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the free-on-board shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is recorded as a reduction of sales.

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

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, customer and distributor relationships, and unpatented technology with estimates of recoverability ranging from 1 to 50 years, amortized generally on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

        A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At September 28, 2012, we had eight reporting units, consisting of two units in the Transportation Solutions segment, three units in the Communications and Industrial Solutions segment, and three units in the Network Solutions segment, of which one reporting unit has no goodwill. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

        When testing for goodwill impairment, we follow the guidance prescribed in ASC 350, Intangibles—Goodwill and Other. First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Fair value estimates used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2012 and determined that no impairment existed.

  Income Taxes

        In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the income tax return and financial statement recognition of revenue and expense.

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal, and non-U.S. pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheet.

  Pension and Postretirement Benefits

        Our pension expense and obligations are developed from actuarial assumptions. The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement factoring in estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants.

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2012, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $135 million; a 25 basis point increase would have decreased the present value of our pension obligations by $121 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2012 pension expense by $9 million.

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the funded status of the U.S. plans' master trust, as determined by the Pension Protection Act of 2006 (the "Pension Act"), will be over 100%. Based on the Pension Act definition of funded status, our target asset allocation is 35% equity and 65% fixed income at September 28, 2012.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values, or as required by ASC 805. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer and distributor relationships, acquired developed technologies, and patents; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer and distributor attrition rates; royalty rates; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

  Contingent Liabilities

        We record a loss contingency when the available information indicates it is probable that we have incurred a liability and the amount of the loss is reasonably estimable. When a range of possible losses with equal likelihood exists, we record the low end of the range. The likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on information available. In addition, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must continuously be evaluated to determine whether a loss is probable and a reasonable estimate of that loss can be made. When a loss is probable but a reasonable estimate cannot be made, or when a loss is at least reasonably possible, disclosure is provided.

 Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in ASC 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013; however, we early adopted these updates during the fourth quarter of fiscal 2012. We now present Consolidated Statements of Comprehensive Income separately in our Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. We adopted these updates to ASC 820 in the second quarter of fiscal 2012. Adoption did not have a material impact on our Consolidated Financial Statements.

Non-GAAP Financial Measures

  Organic Net Sales Growth

        Organic net sales growth is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, divestitures, and an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length. Organic net sales growth is a useful measure of the underlying results and trends in our business. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity and the impact of an additional week in the fourth quarter of the fiscal year for fiscal years which are 53 weeks in length. The impact of the 53rd week was estimated using an average weekly sales figure for the last month of the fiscal year.

        We believe organic net sales growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management's perspective. We use organic net sales growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net sales growth in Results of Operations above utilizes organic net sales growth as management does internally. Because organic net sales growth calculations may vary among other companies, organic net sales growth amounts presented above may not be comparable with similarly titled measures of other companies. Organic net sales growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The primary limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by evaluating organic net sales growth in combination with our GAAP net sales. The tables presented in "Results of Operations" above provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

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

        The tables presented in "Liquidity and Capital Resources" above provide reconciliations of free cash flow to cash flows from continuing operating activities calculated under GAAP.

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions, accounts receivable, accounts payable, and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 28, 2012 market rates would have changed the unrealized value of our forward and swap contracts by $35 million. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 30, 2011 market rates would have changed the unrealized value of our forward and swap contracts by $20 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swap contracts to manage earnings exposure on certain non-qualified deferred compensation liabilities.

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes due 2021. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar LIBOR.

        During fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes due 2012. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this contract, we receive fixed rates of interest applicable to the underlying debt and pay floating rates of interest based on the one month U.S. Dollar LIBOR.

        Based on our floating rate debt balances of approximately $200 million at September 28, 2012 and September 30, 2011, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $1 million.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize cash flow hedge-designated commodity swap contracts. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 28, 2012, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $17 million and had a notional value of $246 million. At September 30, 2011, our commodity hedges, which related to expected purchases of gold and silver, were in a net loss position of $1 million and had a notional value of $211 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 28, 2012 prices would have changed the unrealized value of our forward contracts by $26 million. A 10% appreciation or depreciation of the price of a troy ounce of gold and a troy ounce of silver from the September 30, 2011 prices would have changed the unrealized value of our forward contracts by $21 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

    Consolidated Balance Sheets at September 28, 2012 and September 30, 2011

    Consolidated Statements of Equity for the Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 28, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2012.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 28, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Deutsch Acquisition

        We acquired Deutsch on April 3, 2012. For additional information regarding the acquisition, refer to Note 5 to the Consolidated Financial Statements and "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations—Acquisitions" included in this Annual Report.

        We have excluded the Deutsch operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ended September 28, 2012 in accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with a recent acquisition. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. We are in the process of integrating the Deutsch operations within our internal control structure and expect that this effort will be completed in fiscal 2013.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 28, 2012. As set forth above, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Deutsch, acquired in April 2012, which are included in our consolidated financial statements as of and for the year ended September 28, 2012 and represented approximately 11% of total assets and 2% of total net sales, respectively, of our consolidated financial statements as of and for the year ended September 28, 2012.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 28, 2012, which is included in this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders (the "2013 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2013 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all of our employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer, and chief accounting officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "About TE—Who We Are—TE Corporate Responsibility—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2013 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 28, 2012 with respect to common shares issuable under our equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	17,533,233	$29.52	27,074,896
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	5,904,052	36.01	—
Equity awards under ADC Plans(3)	1,841,216	41.80	3,846,056

Total	25,278,501		30,920,952

(1)
The TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), provides for the award of share options, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 59,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

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

(3)
In connection with the acquisition of ADC in December 2010, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the ADC 2010 Global Stock Incentive Plan (collectively, the "ADC Plans"). Subsequent to the acquisition, we registered 6,764,455 shares related to the ADC Plans via Forms S-3 and S-8. Shares available represent the number of shares available for issuance under future awards from the ADC Plans, which are now available for issuance of TE Connectivity common shares. During fiscal 2012, the ADC 2010 Global Stock Incentive Plan was renamed the TE Connectivity Ltd. 2010 Stock and Incentive Plan.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2013 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2013 Proxy Statement set forth under the caption "Agenda Item No. 4—Election of Auditors—Agenda Item No. 4.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

Exhibit Number	Description
2.1	Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 2.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed August 31, 2012)
3.2	Organizational Regulations of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.2 to TE Connectivity's Current Report on Form 8-K, filed March 10, 2011)
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
Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2010)
4.1(g)
Sixth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)

Exhibit Number	Description
4.1(h)	Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.2 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)
10.1
Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)
10.2
Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)
10.3
TE Connectivity Ltd. 2007 Stock and Incentive Plan (as amended and restated as of March 7, 2012) (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed March 7, 2012)‡
10.4	TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated)*‡
10.5	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)‡
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
10.9	TE Connectivity Change in Control Severance Plan for Certain U.S. Officers and Executives*‡
10.10	TE Connectivity Severance Plan for U.S. Officers and Executives*‡
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
10.14	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed October 16, 2009)
10.15	TE Connectivity Ltd. 2010 Stock and Incentive Plan (as amended and restated)*‡

Exhibit Number	Description
10.16	Sale and Purchase Agreement among TE Connectivity Ltd. and the Sellers named therein with respect to Deutsch Group SAS, dated as of December 14, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011, filed January 27, 2012)
21.1	Subsidiaries of TE Connectivity Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 28, 2012, filed on November 13, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

*
Filed herewith

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

TE CONNECTIVITY LTD.
By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Date: November 13, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2012
/s/ ROBERT W. HAU Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2012
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 13, 2012
* Pierre R. Brondeau	Director	November 13, 2012
* Juergen W. Gromer	Director	November 13, 2012
* William A. Jeffrey	Director	November 13, 2012

Signature	Title	Date

* Yong Nam	Director	November 13, 2012
* Daniel J. Phelan	Director	November 13, 2012
* Frederic M. Poses	Director	November 13, 2012
* Lawrence S. Smith	Director	November 13, 2012
* Paula A. Sneed	Director	November 13, 2012
* David P. Steiner	Director	November 13, 2012
* John C. Van Scoter	Director	November 13, 2012
*
John S. Jenkins, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ JOHN S. JENKINS John S. Jenkins Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended September 28, 2012. Our audits also included the financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2012 and September 30, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively changed its presentation and disclosure of comprehensive income due to the adoption of Accounting Standards Codification 220, Comprehensive Income.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Deutsch Group SAS ("Deutsch"), which was acquired on April 3, 2012 and whose financial statements constitute 11% of total assets and 2% of total net sales of the consolidated financial statement amounts as of and for the year ended September 28, 2012. Accordingly, our audit did not include the internal control over financial reporting at Deutsch. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 28, 2012, and our report dated November 13, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph on the retrospective change to the presentation and disclosure of comprehensive income.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 13, 2012

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

	Fiscal
	2012	2011	2010
	(in millions, except per share data)
Net sales	$13,282	$13,778	$11,681
Cost of sales	9,236	9,507	8,038

Gross margin	4,046	4,271	3,643
Selling, general, and administrative expenses	1,685	1,728	1,490
Research, development, and engineering expenses	688	701	563
Acquisition and integration costs	27	19	8
Restructuring and other charges, net	128	136	137
Pre-separation litigation income	—	—	(7)

Operating income	1,518	1,687	1,452
Interest income	23	22	20
Interest expense	(176)	(161)	(155)
Other income, net	50	27	177

Income from continuing operations before income taxes	1,415	1,575	1,494
Income tax expense	(249)	(347)	(476)

Income from continuing operations	1,166	1,228	1,018
Income (loss) from discontinued operations, net of income taxes	(51)	22	91

Net income	1,115	1,250	1,109
Less: net income attributable to noncontrolling interests	(3)	(5)	(6)

Net income attributable to TE Connectivity Ltd.	$1,112	$1,245	$1,103

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$1,163	$1,223	$1,012
Income (loss) from discontinued operations	(51)	22	91

Net income	$1,112	$1,245	$1,103

Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$2.73	$2.79	$2.23
Income (loss) from discontinued operations	(0.12)	0.05	0.20

Net income	$2.61	$2.84	$2.43

Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$2.70	$2.76	$2.21
Income (loss) from discontinued operations	(0.11)	0.05	0.20

Net income	$2.59	$2.81	$2.41

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.78	$0.68	$0.64
Weighted-average number of shares outstanding:
Basic	426	438	453
Diluted	430	443	457

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

	Fiscal
	2012	2011	2010
	(in millions)
Net income	$1,115	$1,250	$1,109
Other comprehensive income (loss):
Currency translation	(131)	50	(84)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(88)	152	(130)
Gain (loss) on cash flow hedges, net of income taxes	20	(20)	5

Other comprehensive income (loss)	(199)	182	(209)

Comprehensive income	916	1,432	900
Less: comprehensive income attributable to noncontrolling interests	(3)	(5)	(6)

Comprehensive income attributable to TE Connectivity Ltd.	$913	$1,427	$894

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 28, 2012 and September 30, 2011

	Fiscal
	2012	2011
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,589	$1,218
Accounts receivable, net of allowance for doubtful accounts of $41 and $38, respectively	2,343	2,341
Inventories	1,808	1,878
Prepaid expenses and other current assets	474	634
Deferred income taxes	289	402
Assets held for sale	—	508

Total current assets	6,503	6,981
Property, plant, and equipment, net	3,213	3,140
Goodwill	4,308	3,288
Intangible assets, net	1,352	631
Deferred income taxes	2,460	2,364
Receivable from Tyco International Ltd. and Covidien plc	1,180	1,066
Other assets	290	253

Total Assets	$19,306	$17,723

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$1,015	$—
Accounts payable	1,292	1,454
Accrued and other current liabilities	1,576	1,733
Deferred revenue	121	143
Liabilities held for sale	—	80

Total current liabilities	4,004	3,410
Long-term debt	2,696	2,667
Long-term pension and postretirement liabilities	1,353	1,202
Deferred income taxes	448	333
Income taxes	2,311	2,122
Other liabilities	517	505

Total Liabilities	11,329	10,239

Commitments and contingencies (Note 13)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 439,092,124 shares authorized and issued, CHF 0.97 par value, at September 28, 2012; 463,080,684 shares authorized and issued, CHF 1.37 par value, at September 30, 2011	193	593
Contributed surplus	6,837	7,604
Accumulated earnings	1,196	84
Treasury shares, at cost, 16,408,049 and 39,303,550 shares, respectively	(484)	(1,235)
Accumulated other comprehensive income	229	428

Total TE Connectivity Ltd. shareholders' equity	7,971	7,474
Noncontrolling interests	6	10

Total Equity	7,977	7,484

Total Liabilities and Equity	$19,306	$17,723

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income
					Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2009	468	$1,049	(9)	$(349)	$8,105	$(2,264)	$455	$6,996	$10	$7,006
Net income	—	—	—	—	—	1,103	—	1,103	6	1,109
Other comprehensive loss	—	—	—	—	—	—	(209)	(209)	—	(209)
Share-based compensation expense	—	—	—	—	63	—	—	63	—	63
Distributions approved	—	(450)	—	19	—	—	—	(431)	—	(431)
Exercise of share options	—	—	1	12	—	—	—	12	—	12
Restricted share award vestings and other activity	—	—	1	85	(83)	—	—	2	—	2
Repurchase of common shares	—	—	(18)	(488)	—	—	—	(488)	—	(488)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(8)	(8)

Balance at September 24, 2010	468	$599	(25)	$(721)	$8,085	$(1,161)	$246	$7,048	$8	$7,056

Net income	—	—	—	—	—	1,245	—	1,245	5	1,250
Other comprehensive income	—	—	—	—	—	—	182	182	—	182
Share-based compensation expense	—	—	—	—	73	—	—	73	—	73
Dividends approved	—	—	—	—	(308)	—	—	(308)	—	(308)
Exercise of share options	—	—	4	80	—	—	—	80	—	80
Restricted share award vestings and other activity	—	—	2	132	(111)	—	—	21	4	25
Repurchase of common shares	—	—	(25)	(867)	—	—	—	(867)	—	(867)
Cancellation of treasury shares	(5)	(6)	5	141	(135)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 30, 2011	463	$593	(39)	$(1,235)	$7,604	$84	$428	$7,474	$10	$7,484

Net income	—	—	—	—	—	1,112	—	1,112	3	1,115
Other comprehensive loss	—	—	—	—	—	—	(199)	(199)	—	(199)
Share-based compensation expense	—	—	—	—	70	—	—	70	—	70
Distributions approved	—	(389)	—	33	—	—	—	(356)	—	(356)
Exercise of share options	—	—	2	60	—	—	—	60	—	60
Restricted share award vestings and other activity	—	—	3	51	(47)	—	—	4	—	4
Repurchase of common shares	—	—	(6)	(194)	—	—	—	(194)	—	(194)
Cancellation of treasury shares	(24)	(11)	24	801	(790)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 28, 2012	439	$193	(16)	$(484)	$6,837	$1,196	$229	$7,971	$6	$7,977

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

	Fiscal
	2012	2011	2010
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,115	$1,250	$1,109
(Income) loss from discontinued operations, net of income taxes	51	(22)	(91)

Income from continuing operations	1,166	1,228	1,018
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on divestitures	—	—	43
Depreciation and amortization	609	564	514
Deferred income taxes	(48)	103	29
Provision for losses on accounts receivable and inventories	58	18	(4)
Tax sharing income	(52)	(27)	(163)
Share-based compensation expense	68	71	61
Other	64	(3)	29
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	17	26	(320)
Inventories	116	(239)	(205)
Inventoried costs on long-term contracts	7	31	36
Prepaid expenses and other current assets	103	190	(25)
Accounts payable	(189)	(38)	310
Accrued and other current liabilities	(92)	(225)	73
Income taxes	7	(54)	290
Deferred revenue	(31)	(27)	(38)
Long-term pension and postretirement liabilities	43	75	(25)
Other	42	29	(20)

Net cash provided by continuing operating activities	1,888	1,722	1,603
Net cash provided by discontinued operating activities	59	57	76

Net cash provided by operating activities	1,947	1,779	1,679

Cash Flows From Investing Activities:
Capital expenditures	(533)	(574)	(380)
Proceeds from sale of property, plant, and equipment	23	65	16
Proceeds from sale of intangible assets	—	68	—
Proceeds from sale of short-term investments	—	155	1
Acquisition of businesses, net of cash acquired	(1,384)	(731)	(38)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	394	—	—
Other	(9)	(8)	20

Net cash used in continuing investing activities	(1,509)	(1,025)	(381)
Net cash used in discontinued investing activities	(1)	(18)	(61)

Net cash used in investing activities	(1,510)	(1,043)	(442)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	300	(100)	100
Proceeds from long-term debt	748	249	—
Repayment of long-term debt	(642)	(565)	(100)
Proceeds from exercise of share options	60	80	12
Repurchase of common shares	(185)	(865)	(488)
Payment of common share dividends and cash distributions to shareholders	(332)	(296)	(289)
Other	44	23	1

Net cash used in continuing financing activities	(7)	(1,474)	(764)
Net cash used in discontinued financing activities	(58)	(38)	(15)

Net cash used in financing activities	(65)	(1,512)	(779)

Effect of currency translation on cash	(1)	5	11
Net increase (decrease) in cash and cash equivalents	371	(771)	469
Less: net increase in cash and cash equivalents related to discontinued operations	—	(1)	—
Cash and cash equivalents at beginning of fiscal year	1,218	1,990	1,521

Cash and cash equivalents at end of fiscal year	$1,589	$1,218	$1,990

Supplemental Cash Flow Information:
Interest paid	$181	$162	$149
Income taxes paid, net of refunds	290	299	156

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

  Description of the Business

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

        We consist of three reportable segments:

  •
  Transportation Solutions.  The Transportation Solutions segment is a leader in electronic components, including connectors, relays, circuit protection devices, wire and cable, heat shrink tubing and molded parts, and sensors, as well as application tooling and custom-engineered solutions for the automotive and aerospace, defense, and marine markets.

  •
  Communications and Industrial Solutions.  The Communications and Industrial Solutions segment is one of the world's largest suppliers of electronic components, including connectors, relays, circuit protection devices, antennas, and heat shrink tubing. Our products are used primarily in the industrial machinery, data communications, household appliance, and consumer devices markets.

  •
  Network Solutions.  The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications and energy markets. Our products include connectors, heat shrink and cold applied tubing, wire and cable, racks and panels, fiber optics, and wireless products. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

  Use of Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges, assets acquired and liabilities assumed in acquisitions, allowances for doubtful accounts receivable, estimates of future cash flows and discount rates associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal contingencies, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Actual results could differ materially from these estimates.

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2012, fiscal 2011, and fiscal 2010 are to our fiscal years ended September 28, 2012, September 30, 2011, and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

September 24, 2010, respectively. Our fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks. Fiscal 2012 and 2010 were each 52 weeks in length. Fiscal 2011 was a 53 week year.

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

  The Separation

        Tyco Electronics Ltd. was incorporated in fiscal 2000 as a wholly-owned subsidiary of Tyco International Ltd. ("Tyco International"). Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

2. Summary of Significant Accounting Policies

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

        We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated returns and scrap allowances is established at the time of the sale, based on a fixed percentage of sales to distributors authorized and agreed to by us, and is recorded as a reduction of sales.

        Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is recorded as a reduction of sales. We believe we can reasonably and reliably estimate the amounts of future allowances.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses in our Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2012, 2011, and 2010 were $595 million, $593 million, and $461 million, respectively.

  Cash and Cash Equivalents

        All highly liquid investments with maturities of three months or less from the time of purchase are considered to be cash equivalents.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are recorded at the lower of cost or market value using the first-in, first-out cost method, except for inventoried costs incurred in the performance of long-term contracts primarily by the Network Solutions segment.

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

        We periodically evaluate, when events and circumstances warrant, the net realizable value of long-lived assets, including property, plant, and equipment and amortizable intangible assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the asset group are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying asset group. Impairment of the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property consisting of patents, trademarks, customer and distributor relationships, and unpatented technology with estimates of recoverability ranging from 1 to 50 years, amortized generally on a straight-line basis. See Note 9 for additional information regarding intangible assets. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        At fiscal year end 2012, we had eight reporting units, seven of which contained goodwill. There are two reporting units in the Transportation Solutions segment and three reporting units in both the Communications and Industrial Solutions and Network Solutions segments. See Note 8 for information regarding goodwill impairment testing. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of any impairment loss. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Fair value estimates used in the step I goodwill impairment tests have been calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been generally supported by additional market transaction and guideline analyses. These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

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

  Financial Instruments

        Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of September 28, 2012 and September 30, 2011. See Note 11 for disclosure of the fair value of debt, Note 14 for disclosures related to derivative financial instruments, and Note 15 for additional information on fair value measurements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We account for derivative financial instrument contracts on our Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge, including amounts excluded from the hedging relationship, are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

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

        Our derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as we deal with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 28, 2012, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative financial instruments that we enter into at this time, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

  Pension and Postretirement Benefits

        The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement factoring in estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

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

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were $18 million of gains during fiscal 2012 and immaterial amounts in fiscal 2011 and 2010.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values, or as required by ASC 805. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. We include the results of operations of an acquired company in our Consolidated Statements of Operations from the date of acquisition.

  Contingent Liabilities

        We record a loss contingency when the available information indicates it is probable that we have incurred a liability and the amount of the loss is reasonably estimable. When a range of possible losses with equal likelihood exists, we record the low end of the range. The likelihood of a loss with respect to a particular contingency is often difficult to predict, and determining a meaningful estimate of the loss or a range of loss may not be practicable based on information available. In addition, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must continuously be evaluated to determine whether a loss is probable and a reasonable estimate of that loss can be made. When a loss is probable but a reasonable estimate cannot be made, or when a loss is at least reasonably possible, disclosure is provided.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Restructuring Charges

        Restructuring activities involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, or consolidation of facilities within countries. We recognize termination costs based on requirements established per severance policy, government law, or previous actions. Facility exit costs generally reflect the cost to terminate a facility lease before the end of its term (measured at fair value at the time we cease using the facility) or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets' carrying values over fair value.

        The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure these balances are properly stated and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 3 for additional information on restructuring activities.

  Recently Adopted Accounting Pronouncements

        In December 2011 and June 2011, the Financial Accounting Standards Board ("FASB") issued updates to guidance in Accounting Standards Codification ("ASC") 220, Comprehensive Income, that change the presentation and disclosure requirements of comprehensive income in interim and annual financial statements. These updates to ASC 220 are effective for us in the first quarter of fiscal 2013; however, we early adopted these updates during the fourth quarter of fiscal 2012. We now present Consolidated Statements of Comprehensive Income separately in our Consolidated Financial Statements.

        In May 2011, the FASB issued an update to guidance in ASC 820, Fair Value Measurement, that clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. We adopted these updates to ASC 820 in the second quarter of fiscal 2012. Adoption did not have a material impact on our Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following during fiscal 2012, 2011, and 2010:

	Fiscal
	2012	2011	2010
	(in millions)
Restructuring and related charges, net	$128	$136	$82
Loss on divestitures	—	—	43
Impairment of long-lived assets	—	—	12

	$128	$136	$137

Restructuring and Related Charges, Net

        Charges to operations by segment during fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
	(in millions)
Transportation Solutions	$30	$(14)	$53
Communications and Industrial Solutions	58	65	20
Network Solutions	40	85	6

	128	136	79
Less: credits in cost of sales	—	—	3

Restructuring and related charges, net	$128	$136	$82

        Amounts recognized on the Consolidated Statements of Operations during fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
	(in millions)
Cash charges	$127	$127	$74
Non-cash charges	1	9	5

	128	136	79
Less: credits in cost of sales	—	—	3

Restructuring and related charges, net	$128	$136	$82

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring and Related Cash Charges

        Activity in our restructuring reserves during fiscal 2012, 2011, and 2010 is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2012 Activity:
Fiscal 2012 Actions
Employee severance	$—	$128	$(46)	$(3)	$—	$79
Facilities exit costs	—	2	(1)	—	—	1
Other	—	1	—	—	—	1

Total	—	131	(47)	(3)	—	81

Fiscal 2011 Actions
Employee severance	104	6	(61)	(14)	(3)	32
Facilities exit costs	4	3	(5)	—	—	2
Other	1	—	—	(1)	—	—

Total	109	9	(66)	(15)	(3)	34

Fiscal 2010 Actions
Employee severance	12	3	(6)	—	(1)	8
Facilities exit costs	—	—	—	—	—	—
Other	1	—	(1)	—	—	—

Total	13	3	(7)	—	(1)	8

Pre-Fiscal 2010 Actions
Employee severance	21	—	(9)	(1)	—	11
Facilities exit costs	31	3	(7)	(1)	—	26
Other	1	1	(1)	—	—	1

Total	53	4	(17)	(2)	—	38

Total fiscal 2012 activity	$175	$147	$(137)	$(20)	$(4)	$161

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Utilization	Changes in Estimate	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2011 Activity:
Fiscal 2011 Actions
Employee severance	$—	$155	$(58)	$(3)	$10	$104
Facilities exit costs	—	1	(3)	—	6	4
Other	—	2	(1)	—	—	1

Total	—	158	(62)	(3)	16 (1)	109

Fiscal 2010 Actions
Employee severance	42	—	(17)	(15)	2	12
Facilities exit costs	1	—	(1)	—	—	—
Other	2	1	—	(2)	—	1

Total	45	1	(18)	(17)	2	13

Pre-Fiscal 2010 Actions
Employee severance	55	1	(21)	(15)	1	21
Facilities exit costs	40	3	(13)	—	1	31
Other	5	3	(3)	(4)	—	1

Total	100	7	(37)	(19)	2	53

Total fiscal 2011 activity	$145	$166	$(117)	$(39)	$20	$175

Fiscal 2010 Activity:
Fiscal 2010 Actions
Employee severance	$—	$53	$(9)	$1	$(3)	$42
Facilities exit costs	—	8	(14)	—	7 (2)	1
Other	—	2	—	—	—	2

Total	—	63	(23)	1	4	45

Pre-Fiscal 2010 Actions
Employee severance	207	2	(131)	(13)	(10)	55
Facilities exit costs	54	10	(21)	(1)	(2)	40
Other	9	13	(15)	(1)	(1)	5

Total	270	25	(167)	(15)	(13)	100

Total fiscal 2010 activity	$270	$88	$(190)	$(14)	$(9)	$145

(1)
Reflects $16 million of ADC liabilities assumed.

(2)
Reflects reclassification of $7 million lease obligation from other reserves to restructuring reserves.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2012 Actions

        During fiscal 2012, we initiated several restructuring programs resulting in headcount reductions across all segments. Also, we initiated restructuring programs associated with the acquisition of Deutsch Group SAS. In connection with these actions, we recorded net restructuring charges of $128 million primarily related to employee severance and benefits. We expect to complete all restructuring activities commenced in fiscal 2012 by the end of fiscal 2013 and to incur total charges of approximately $132 million. Cash spending related to this plan was $47 million in fiscal 2012; we expect cash spending to be approximately $75 million fiscal 2013.

        The following table summarizes charges incurred for fiscal 2012 actions by segment:

Fiscal 2012
(in millions)
Transportation Solutions	$36
Communications and Industrial Solutions	58
Network Solutions	34

Total	$128

  Fiscal 2011 Actions

        We initiated restructuring programs during fiscal 2011 which were primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions-in-force as a result of economic conditions, primarily in the Communications and Industrial Solutions segment. In connection with these actions, during fiscal 2012 and 2011, we recorded net restructuring credits of $6 million and restructuring charges of $155 million, respectively, primarily related to employee severance and benefits. We do not expect to incur any additional expense related to restructuring activities commenced in fiscal 2011. Cash spending related to this plan was $66 million in fiscal 2012; we expect cash spending to be approximately $28 million in fiscal 2013.

        During fiscal 2011, in connection with the acquisition of ADC, we assumed $16 million of liabilities related to employee severance and exited lease facilities which have been included in the Network Solutions segment.

        The following table summarizes charges (credits) incurred for fiscal 2011 actions by segment:

	Fiscal
	2012	2011
	(in millions)
Transportation Solutions	$(6)	$8
Communications and Industrial Solutions	(2)	68
Network Solutions	2	79

Total	$(6)	$155

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2010 Actions

        We initiated restructuring programs during fiscal 2010 primarily related to headcount reductions in the Transportation Solutions segment. In connection with these actions, during fiscal 2012, 2011, and 2010, we recorded net restructuring charges of $3 million, credits of $16 million, and charges of $64 million, respectively, primarily related to employee severance and benefits. The credits in fiscal 2011 related primarily to decreases in planned employee headcount reductions associated with the Transportation Solutions segment. We do not expect to incur any additional expense related to restructuring activities commenced in fiscal 2010. Cash spending related to this plan was $7 million in fiscal 2012, and we expect cash spending to be approximately $8 million in fiscal 2013.

        The following table summarizes charges (credits) incurred for fiscal 2010 actions by segment:

	Fiscal
	2012	2011	2010
	(in millions)
Transportation Solutions	$2	$(15)	$42
Communications and Industrial Solutions	1	(1)	17
Network Solutions	—	—	5

Total	$3	$(16)	$64

  Pre-Fiscal 2010 Actions

        We initiated restructuring programs during fiscal 2009 primarily related to headcount reductions and manufacturing site closures across all segments in response to economic conditions and implementation of our manufacturing simplification plan. Also, we initiated restructuring programs during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Transportation Solutions and Network Solutions segments. In connection with these actions, during fiscal 2011 and 2010, we recorded net restructuring credits of $13 million and charges of $9 million, respectively, primarily related to employee severance and benefits. The credits in fiscal 2011 related primarily to decreases in planned employee headcount reductions in the Communications and Industrial Solutions and Transportation Solutions segments. We have completed all restructuring activities commenced in fiscal 2009 and 2008.

        During fiscal 2002, we recorded restructuring charges primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of fiscal year end 2012, the remaining restructuring reserves related to the fiscal 2002 actions were $27 million and primarily related to exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to fifteen years. During fiscal 2012, 2011, and 2010, we recorded restructuring charges of $2 million, $1 million, and $1 million, respectively, for interest accretion on these reserves.

        Cash spending related to pre-fiscal 2010 actions was $17 million in fiscal 2012; we expect cash spending to be approximately $10 million in fiscal 2013.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

Total Restructuring Reserves

        Restructuring reserves by segment were as follows:

	Fiscal
	2012	2011
	(in millions)
Transportation Solutions	$39	$32
Communications and Industrial Solutions	56	65
Network Solutions	66	78

Restructuring reserves	$161	$175

        Restructuring reserves were included on our Consolidated Balance Sheets as follows:

	Fiscal
	2012	2011
	(in millions)
Accrued and other current liabilities	$118	$129
Other liabilities	43	46

Restructuring reserves	$161	$175

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

        During fiscal 2010, we completed the divestiture of the Dulmison connectors and fittings product line, which was part of our energy business in the Network Solutions segment, for net cash proceeds of $12 million. In connection with the divestiture, we recorded a pre-tax impairment charge related to long-lived assets and a pre-tax loss on sale, both totaling $13 million in fiscal 2010.

        The loss on divestitures and impairment charges are presented in restructuring and other charges, net on the Consolidated Statements of Operations. We have presented the loss on divestitures, related long-lived asset impairments, and operations of the mechatronics business and Dulmison connectors and fittings product line in continuing operations due to immateriality.

4. Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million, subject to working capital adjustments, of which we received $370 million during fiscal 2012. We recognized a pre-tax gain of $5 million on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations, primarily as a result of being unable to realize a tax benefit from the write-off of goodwill at the time of the sale. We expect to make tax payments of approximately $10 million associated with this divestiture.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        During fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million, of which we received $24 million during fiscal 2012, and recognized a pre-tax gain of $2 million on the transaction. Additionally, during fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations, to write the carrying value of this business down to its estimated fair value less costs to sell.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012.

        In fiscal 2010, we recorded income from discontinued operations of $44 million primarily in connection with the favorable resolution of certain litigation contingencies related to the Printed Circuit Group business which was sold in fiscal 2007.

        The following table presents net sales, pre-tax income, pre-tax gain (loss) on sale, and income tax expense from discontinued operations for fiscal 2012, 2011, and 2010:

	Fiscal
	2012	2011	2010
	(in millions)
Net sales from discontinued operations	$355	$534	$389

Pre-tax income from discontinued operations	$19	$54	$108
Pre-tax gain (loss) on sale of discontinued operations	7	(4)	—
Income tax expense	(77)	(28)	(17)

Income (loss) from discontinued operations, net of income taxes	$(51)	$22	$91

        The following table presents balance sheet information for assets and liabilities held for sale at fiscal year end 2011; there were no balances classified as held for sale at fiscal year end 2012:

Fiscal 2011
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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        The Touch Solutions, TE Professional Services, Wireless Systems, and Printed Circuit Group businesses met the held for sale and discontinued operations criteria and have been included as such in all periods presented on our Consolidated Financial Statements. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the Communications and Industrial Solutions and Network Solutions segments, respectively. The Wireless Systems business was a component of the former Wireless Systems segment, and the Printed Circuit Group business was a component of the former Other segment.

5. Acquisitions

  Fiscal 2012 Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch"). The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest. Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation, aerospace, defense, and marine, and rail markets. The acquired Deutsch businesses have been reported primarily in our Transportation Solutions segment from the date of acquisition.

        The Deutsch acquisition was accounted for under the provisions of ASC 805, Business Combinations. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, or as required by ASC 805. During the fourth quarter of fiscal 2012, we finalized the valuation of the identifiable assets acquired and liabilities assumed. Adjustments to the estimated fair values of the assets acquired and liabilities assumed presented in the third quarter of fiscal 2012 were not material.

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$152
Other current assets	330
Property, plant, and equipment	131
Goodwill	1,042
Intangible assets	827
Other long-term assets	11

Total assets acquired	2,493

Current maturities of long-term debt	642
Other current liabilities	143
Deferred income taxes	148
Other long-term liabilities	24

Total liabilities assumed	957

Net assets acquired	1,536
Cash and cash equivalents acquired	(152)

Net cash paid	$1,384

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        Other current assets primarily consisted of inventories of $189 million and trade accounts receivable of $121 million. Other current liabilities primarily consisted of accrued and other current liabilities of $76 million and trade accounts payable of $56 million.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. Both valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

        Intangible assets acquired consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$490	15
Developed technology	165	12
Trade names and trademarks	150	20
Customer order backlog	22	< 1

Total	$827	15

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives.

        Goodwill of $1,042 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. Substantially all of the goodwill has been allocated to our Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Deutsch completed certain acquisitions that resulted in goodwill that is deductible primarily for U.S. tax purposes of approximately $215 million, which we will deduct through 2025.

        During fiscal 2012, Deutsch contributed net sales of $327 million and an operating loss of $54 million to our Consolidated Statement of Operations. The operating loss included charges of $75 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, acquisition costs of $21 million, restructuring charges of $14 million, and integration costs of $6 million.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        Based on the terms and conditions of ADC's share option and stock appreciation right ("SAR") awards (the "ADC Awards"), all ADC Awards became exercisable upon completion of the acquisition. Each outstanding ADC Award was exchanged for approximately 0.4 TE Connectivity share options or SARs and resulted in approximately 3 million TE Connectivity share options being issued with a weighted-average exercise price of $38.88. Issued SARs and the associated liability were insignificant. The fair value associated with the exchange of ADC Awards for TE Connectivity awards was approximately $24 million based on Black-Scholes-Merton pricing valuation model, of which $22 million was recorded as consideration given in the acquisition, and the remaining $2 million was recorded as acquisition and integration costs on the Consolidated Statement of Operations during fiscal 2011.

        The acquisition was made to accelerate our growth potential in the global broadband connectivity market. We realized cost savings and other synergies through operational efficiencies. The acquired ADC businesses have been included in the Network Solutions segment from the date of acquisition.

        The ADC acquisition was accounted for under the provisions of ASC 805. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, or as required by ASC 805. We completed the valuation of the identifiable assets acquired and liabilities assumed as of March 25, 2011.

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

        Other current assets included trade accounts receivable of $171 million, inventories of $166 million, and deferred income taxes of $16 million. Other current assets also included assets held for sale of $109 million. Those assets were sold for net proceeds of $111 million, of which approximately $106 million was received prior to September 30, 2011. Other current liabilities assumed include accrued and other current liabilities of $165 million and trade accounts payable of $88 million.

        The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty, multi-period excess earnings, and avoided cost methods. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that were expected to contribute directly or indirectly to future cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        Intangible assets acquired consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$175	11
Developed technology and patents	118	12
Customer order backlog	11	< 1
Trade names and trademarks	4	1

Total	$308	11

        The acquired intangible assets are being amortized on a straight-line basis over their expected lives.

        The $366 million of goodwill, of which $18 million related to the TE Professional Services business that was sold in fiscal 2012, is attributable to the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. All of the goodwill has been allocated to the Network Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, ADC completed certain acquisitions that resulted in goodwill deductible for U.S. tax purposes of approximately $346 million which we will deduct through 2021.

        During fiscal 2011, ADC contributed net sales of $843 million and an operating loss of $53 million to our Consolidated Statement of Operations. The operating loss included restructuring charges of $80 million, charges of $39 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        Also, during fiscal 2011, we acquired a business for $14 million in cash. The acquisition was not material to our Consolidated Financial Statements. The assets acquired, primarily definite-lived intangible assets and property, plant, and equipment, are reported in the Transportation Solutions segment.

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the Deutsch and ADC acquisitions occurred at the beginning of the preceding fiscal years:

	Pro Forma for Fiscal
	2012	2011
	(in millions)
Net sales	$13,625	$14,612
Net income attributable to TE Connectivity Ltd.	1,194	1,228
Diluted earnings per share attributable to TE Connectivity Ltd.	$2.78	$2.77

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        The pro forma financial information is based on our final allocation of the purchase price of the acquisitions. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for fiscal 2012 were adjusted to exclude $30 million of charges related to the fair value adjustment to acquisition-date inventories, $29 million of interest expense based on pro forma changes in our capital structure, $20 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, $14 million of charges related to acquired customer order backlog, $13 million of acquisition costs, $4 million of charges related to other acquisition-related adjustments, $2 million of share-based compensation expense incurred by Deutsch as a result of the change in control of Deutsch, and $2 million of charges related to depreciation expense. In addition, pro forma results for fiscal 2012 were adjusted to include $10 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results for fiscal 2011 were adjusted to exclude $39 million of interest expense based on pro forma changes in our capital structure, $20 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, $15 million of share-based compensation expense incurred by ADC as a result of the change in control of ADC, $13 million of acquisition costs, and $5 million of charges related to depreciation expense. In addition, pro forma results for fiscal 2011 were adjusted to include $20 million of charges related to the amortization of the fair value of acquired intangible assets, $15 million of charges related to the fair value adjustment to acquisition-date inventories, $7 million of charges related to acquired customer order backlog, and $4 million of charges related to other acquisition-related adjustments.

        Pro forma results do not include any synergies. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Deutsch and ADC acquisitions occurred at the beginning of the preceding fiscal years.

  Fiscal 2010 Acquisitions

        During fiscal 2010, we acquired two businesses for $38 million in cash. Also during fiscal 2010, we paid cash of $55 million to acquire a business that was sold in fiscal 2012 as part of the divestiture of the Touch Solutions business.

6. Inventories

        At fiscal year end 2012 and 2011, inventories consisted of the following:

	Fiscal
	2012	2011
	(in millions)
Raw materials	$282	$301
Work in progress	573	541
Finished goods	896	973
Inventoried costs on long-term contracts	57	63

Inventories	$1,808	$1,878

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant, and Equipment, Net

        At fiscal year end 2012 and 2011, net property, plant, and equipment consisted of the following:

	Fiscal
	2012	2011
	(in millions)
Land and improvements	$266	$269
Buildings and leasehold improvements	1,470	1,404
Machinery and equipment	7,103	6,890
Construction in process	462	470

Gross property, plant, and equipment	9,301	9,033
Accumulated depreciation	(6,088)	(5,893)

Property, plant, and equipment, net	$3,213	$3,140

        Depreciation expense was $502 million, $499 million, and $484 million in fiscal 2012, 2011, and 2010, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment for fiscal 2012 and 2011 were as follows:

	Transportation Solutions	Communications and Industrial Solutions	Network Solutions	Total
	(in millions)
September 24, 2010(1)	$519	$1,573	$840	$2,932
Acquisition	—	—	348	348
Currency translation	2	2	4	8

September 30, 2011(1)	521	1,575	1,192	3,288
Acquisition	1,022	20	—	1,042
Currency translation	(2)	(10)	(10)	(22)

September 28, 2012(1)	$1,541	$1,585	$1,182	$4,308

(1)
At fiscal year end 2012, 2011, and 2010, accumulated impairment losses for Transportation Solutions, Communications and Industrial Solutions, and Network Solutions were $2,191 million, $1,459 million, and $1,025 million, respectively.

        During fiscal 2012, we completed the acquisition of Deutsch and recognized $1,042 million of goodwill, which primarily benefits the Transportation Solutions segment. During fiscal 2011, we completed the acquisition of ADC and recognized goodwill of $366 million, of which $348 million benefits the Network Solutions segment and $18 million related to the TE Professional Services business that was sold in fiscal 2012. See Note 5 for additional information on the Deutsch and ADC acquisitions.

        We test goodwill for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit's carrying value may exceed its

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

fair value. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2012 and determined that no impairment existed.

9. Intangible Assets, Net

        Intangible assets at fiscal year end 2012 and 2011 were as follows:

	Fiscal
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,146	$(439)	$707	$831	$(389)	$442
Customer relationships	655	(44)	611	165	(12)	153
Other	76	(42)	34	53	(17)	36

Total	$1,877	$(525)	$1,352	$1,049	$(418)	$631

        During fiscal 2012, the Deutsch acquisition increased the gross carrying amount of intangible assets by $827 million. Intangible asset amortization expense was $107 million, $65 million, and $30 million for fiscal 2012, 2011, and 2010, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2013	$112
Fiscal 2014	111
Fiscal 2015	111
Fiscal 2016	111
Fiscal 2017	111
Thereafter	796

Total	$1,352

10. Accrued and Other Current Liabilities

        At fiscal year end 2012 and 2011, accrued and other current liabilities consisted of the following:

	Fiscal
	2012	2011
	(in millions)
Accrued payroll and employee benefits	$440	$464
Dividends and cash distributions to shareholders payable	178	153
Income taxes payable	139	290
Restructuring reserves	118	129
Deferred income taxes	85	32
Interest payable	72	71
Warranty liability	31	30
Tax Sharing Agreement guarantee liabilities pursuant to ASC 460	14	21
Other	499	543

Accrued and other current liabilities	$1,576	$1,733

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Debt at fiscal year end 2012 and 2011 was as follows:

	Fiscal
	2012	2011
	(in millions)
6.00% senior notes due 2012	$714	$716
5.95% senior notes due 2014	300	300
1.60% senior notes due 2015	250	—
6.55% senior notes due 2017	732	736
4.875% senior notes due 2021	274	269
3.50% senior notes due 2022	498	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	90	90
Commercial paper, at a weighted-average interest rate of 0.40% at September 28, 2012	300	—
Other	78	81

Total debt(1)	3,711	2,667
Less current maturities of long-term debt(2)	1,015	—

Long-term debt	$2,696	$2,667

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the fair value of interest rate swaps.

(2)
The current maturities of long-term debt at fiscal year end 2012 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other.

        In February 2012, Tyco Electronics Group S.A. ("TEGSA"), our wholly-owned subsidiary, issued $250 million aggregate principal amount of 1.60% senior notes due February 3, 2015 and $500 million aggregate principal amount of 3.50% senior notes due February 3, 2022. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on January 21, 2011. Interest on the notes is payable semi-annually on February 3 and August 3 of each year, beginning August 3, 2012. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance of the notes due 2015 and 2022, were approximately $250 million and $498 million, respectively. In connection with the issuance of the senior notes in February 2012, the commitments of the lenders under a $700 million 364-day credit agreement, dated as of December 20, 2011, automatically terminated.

        On June 24, 2011, TEGSA entered into a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at September 28, 2012 and September 30, 2011.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

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

        In December 2010, TEGSA issued $250 million principal amount of 4.875% senior notes due January 15, 2021. The notes were offered and sold pursuant to an effective registration statement on Form S-3 filed on July 1, 2008, as amended on June 26, 2009. Interest on the notes accrues from the issuance date at a rate of 4.875% per year and is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2011. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd. Net proceeds from the issuance were approximately $249 million.

        In December 2010, in connection with the acquisition of ADC, we assumed $653 million of convertible subordinated notes due 2013, 2015, and 2017. Under the terms of the indentures governing these convertible subordinated notes, following the acquisition of ADC, the right to convert the notes into shares of ADC common stock changed to the right to convert the notes into cash. See Note 5 for more information on the ADC acquisition. In fiscal 2011, our ADC subsidiary commenced offers to purchase the convertible subordinated notes at par plus accrued interest, pursuant to the terms of the indentures for the notes. During fiscal 2011, $198 million principal amount of the convertible subordinated notes due 2013, $136 million principal amount of the convertible subordinated notes due 2015, and $225 million principal amount of the convertible subordinated notes due 2017 were purchased for an aggregate purchase price of $560 million. All of the purchased convertible subordinated notes have been cancelled. Our debt balance at fiscal year end 2012 included the remaining $90 million of 3.50% convertible subordinated notes due 2015 and $1 million of floating rate convertible subordinated notes due 2013.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. As of fiscal year end 2012, TEGSA had $300 million of commercial paper outstanding. TEGSA had no commercial paper outstanding at fiscal year end 2011.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 and other notes issued by ADC prior to its acquisition in December 2010.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        We have used, and continue to use, derivative instruments to manage interest rate risk. See Note 14 for information on options to enter into interest rate swaps ("swaptions"), forward starting interest rate swaps, and interest rate swaps.

        The fair value of our debt, based on indicative valuations, was approximately $4,034 million and $2,968 million at fiscal year end 2012 and 2011, respectively.

        The aggregate amounts of total debt maturing are as follows:

(in millions)
Fiscal 2013	$1,015
Fiscal 2014	377
Fiscal 2015	340
Fiscal 2016	—
Fiscal 2017	—
Thereafter	1,979

Total	$3,711

12. Guarantees

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

        All of the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, became our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Covidien pursuant to the Tax Sharing Agreement, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us under the Tax Sharing Agreement, we would be liable for the entire amount of these liabilities.

        If any party to the Tax Sharing Agreement were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party's fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the Tax Sharing Agreement that is responsible for all or a portion of an

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

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

        At September 28, 2012, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $241 million of which $227 million was reflected in other liabilities and $14 million was reflected in accrued and other current liabilities on the Consolidated Balance Sheet. At September 30, 2011, the liability was $249 million and consisted of $228 million in other liabilities and $21 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $241 million remains sufficient to satisfy these expected obligations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

        At September 28, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $344 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2012 and 2011 were $48 million and $54 million, respectively. We do not consider these amounts to be material.

13. Commitments and Contingencies

General Matters

        We have facility, land, vehicle, and equipment leases that expire at various dates through the year 2062. Rental expense under these leases was $160 million, $158 million, and $146 million for fiscal 2012, 2011, and 2010 respectively. At fiscal year end 2012, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2013	$123
Fiscal 2014	97
Fiscal 2015	75
Fiscal 2016	46
Fiscal 2017	34
Thereafter	73

Total	$448

        We also have purchase obligations related to commitments to purchase certain goods and services. At fiscal year end 2012, we had commitments to purchase $124 million and $3 million in fiscal 2013 and 2014, respectively.

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

        At September 28, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

shareholders of Com-Net only after the construction and installation of a communications system for the State of Florida was completed and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, Income Taxes, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Covidien and Tyco International's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 for additional information.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD concluding its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS early in our fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations and financial position.

        In fiscal 2012, we made payments of $70 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $51 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. Over the next twelve months, we expect to pay approximately $26 million, inclusive of related indemnification payments, in connection with these pre-separation tax matters.

        During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004, issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period, and issued certain notices of deficiency. As a result of the completion of fieldwork and the settlement of certain tax matters in fiscal 2011, we recognized income tax benefits of $35 million and other expense of $14 million pursuant to the Tax Sharing Agreement. Also, in fiscal 2011, we made net cash payments of $154 million related to pre-separation deficiencies. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        At September 28, 2012 and September 30, 2011, we have reflected $71 million and $232 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2012, we concluded that it was probable that we would incur remedial costs in the range of $13 million to $23 million. As of fiscal year end 2012, we concluded that the best estimate within this range is $14 million, of which $5 million is included in accrued and other current liabilities and $9 million is included in other liabilities on the Consolidated Balance Sheet. In view of our financial position and reserves for environmental matters of $14 million, we believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

  Interest Rate and Investment Risk Management

        We issue debt, from time to time, to fund our operations and capital needs. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and swaptions to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swap contracts to manage earnings exposure on certain non-qualified deferred compensation liabilities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        During fiscal 2012, in conjunction with the issuance of the 1.60% senior notes due 2015 and 3.50% senior notes due 2022 (see Note 11 for additional information regarding the debt issuances), we terminated the forward starting interest rate swaps and swaptions designated as cash flow hedges on notional amounts of $400 million, originally entered into in fiscal 2010, for a cash payment of $24 million. The effective portion of the forward starting interest rate swaps, a loss of approximately $24 million, was recorded in accumulated other comprehensive income and is being reclassified to interest expense through January 2016. The ineffective portion of the forward starting interest rate swaps and the remaining unamortized premium of the swaptions were insignificant and were recorded in interest expense during fiscal 2012. Also during fiscal 2012 and in conjunction with the issuance of the 3.50% senior notes due 2022, we entered into, and subsequently terminated, a cash flow hedge-designated interest rate swap on a notional amount of $300 million for a cash payment of $2 million. That cash payment was recorded in accumulated other comprehensive income and is being reclassified to interest expense through January 2022.

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes due 2021. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three month U.S. Dollar LIBOR.

        During fiscal 2010, we entered into an interest rate swap designated as a fair value hedge on $50 million principal amount of the 6.00% senior notes due 2012. The maturity date of the interest rate swaps coincides with the maturity date of the underlying debt. Under this contract, we receive fixed rates of interest applicable to the underlying debt and pay floating rates of interest based on the one month U.S. Dollar LIBOR.

        We utilize swaps to manage exposure related to certain of our non-qualified deferred compensation liabilities. The notional amount of the swaps was $30 million at September 28, 2012 and September 30, 2011. The swaps act as economic hedges of changes in a portion of the liabilities. The change in value of both the swap contracts and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expenses on the Consolidated Statements of Operations.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 28, 2012 and September 30, 2011, our commodity hedges had notional values of $246 million and $211 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,981 million and $1,542 million at September 28, 2012 and September 30, 2011,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

respectively. We reclassified foreign exchange gains of $21 million, losses of $70 million, and losses of $25 million in fiscal 2012, 2011, and 2010, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See Note 21 for additional information.

  Derivative Instrument Summary

        The fair value of our derivative instruments at fiscal year end 2012 and 2011 is summarized below:

	Fiscal
	2012		2011
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$2	$1	$1	$1
Interest rate swaps and swaptions	26	—	21	21
Commodity swap contracts	18	1	13	14

Total derivatives designated as hedging instruments	46	2	35	36

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	2	2	6	10
Investment swaps	1	—	—	5

Total derivatives not designated as hedging instruments	3	2	6	15

Total derivatives	$49	$4	$41	$51

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets, except where a right of offset against liability positions exists, and totaled $19 million and $12 million at September 28, 2012 and September 30, 2011, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Consolidated Balance Sheets and totaled $30 million and $21 million at September 28, 2012 and September 30, 2011, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Consolidated Balance Sheets, except where a right of offset against asset positions exists, and totaled $4 million and $43 million at September 28, 2012 and September 30, 2011, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Consolidated Balance Sheets; there were no derivatives in other liabilities at September 28, 2012 and September 30, 2011.

(3)
Contracts are presented gross without regard to any right of offset that exists.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Consolidated Statements of Operations during fiscal 2012, 2011, and 2010 were as follows:

	Gain Recognized
		Fiscal
Derivatives Designated as Fair Value Hedges	Location	2012	2011	2010
		(in millions)
Interest rate swaps(1)	Interest expense	$7	$6	$6

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at September 28, 2012 had no gain or loss recognized on the Consolidated Statements of Operations during fiscal 2012, 2011, or 2010.

        The effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations during fiscal 2012, 2011, and 2010 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
Fiscal year end 2012:
Foreign currency contracts	$—	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	28	Cost of sales	10	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(10)	Interest expense	—

Total	$23		$(1)		$—

Fiscal year end 2011:
Foreign currency contracts	$1	Cost of sales	$5	Cost of sales	$—
Commodity swap contracts	29	Cost of sales	42	Cost of sales	—
Interest rate swaps and swaptions(1)	(9)	Interest expense	(5)	Interest expense	(1)

Total	$21		$42		$(1)

Fiscal year end 2010:
Foreign currency contracts	$4	Cost of sales	$2	Cost of sales	$—
Commodity swap contracts	20	Cost of sales	9	Cost of sales	—
Interest rate swaps and swaptions(1)	(12)	Interest expense	(5)	Interest expense	(5)

Total	$12		$6		$(5)

(1)
During fiscal 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, the forward starting interest rate swaps generated losses of $3 million, $9 million, and $12 million in other comprehensive income related to the effective portions of the hedges during fiscal 2012, 2011, and 2010, respectively. Also during fiscal 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. The forward starting interest rate swaps, subsequent to termination, and certain forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007 resulted in losses of $10 million, $5 million, and $5 million reflected in interest expense in fiscal 2012, 2011, and 2010, respectively. Swaptions terminated in fiscal 2012 resulted in losses of $1 million and $5 million in interest expense in fiscal 2011 and 2010, respectively, as a result of amounts excluded from the hedging relationship; losses in fiscal 2012 were insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations during fiscal 2012, 2011, and 2010 were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives not Designated as Hedging Instruments	Location	2012	2011	2010
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(33)	$7	$18
Investment swaps	Selling, general, and administrative expenses	7	(1)	2

Total		$(26)	$6	$20

        During fiscal 2012, 2011, and 2010, we incurred losses of $33 million, gains of $7 million, and gains of $18 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. Fiscal 2012 losses, which included losses of $20 million incurred in anticipation of the acquisition of Deutsch, were offset by gains realized as a result of re-measuring certain non-U.S. Dollar-denominated intercompany non-derivative financial instruments to the U.S. Dollar. Gains in fiscal 2011 and 2010 were largely offset by losses realized as a result of re-measuring the underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
September 28, 2012:
Assets:
Commodity swap contracts	$18	$—	$—	$18
Interest rate swaps and swaptions	—	26	—	26
Investment swap contracts	—	1	—	1
Foreign currency contracts(1)	—	4	—	4
Rabbi trust assets	4	79	—	83

Total assets at fair value	$22	$110	$—	$132

Liabilities:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$1	$3	$—	$4

September 30, 2011:
Assets:
Commodity swap contracts	$13	$—	$—	$13
Interest rate swaps and swaptions	—	21	—	21
Foreign currency contracts(1)	—	7	—	7
Rabbi trust assets	5	79	—	84

Total assets at fair value	$18	$107	$—	$125

Liabilities:
Commodity swap contracts	$14	$—	$—	$14
Interest rate swaps and swaptions	—	21	—	21
Investment swap contracts	—	5	—	5
Foreign currency contracts(1)	—	11	—	11

Total liabilities at fair value	$14	$37	$—	$51

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

        The majority of the derivatives that we enter into are valued using over-the-counter quoted market prices for similar instruments. We do not believe that the fair values of these derivative instruments differ materially from the amounts that would be realized upon settlement or maturity.

        As of September 28, 2012 and September 30, 2011, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis or non-financial assets or liabilities that were measured at fair value.

        During fiscal 2012, we used significant other observable inputs (level 2) to calculate a $28 million impairment charge related to the TE Professional Services business. See Note 4 for additional information. During fiscal 2010, we used significant other observable inputs (level 2) to calculate a $12 million impairment charge related to the Dulmison connectors and fittings product line. See Note 3 for additional information.

Other Financial Instruments

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 11 for disclosure of the fair value of long-term debt. The following is a description of the valuation methodologies used for the respective financial instruments:

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

  •
  Long-term debt—The fair value of long-term debt, including both current and non-current maturities, as presented in Note 11, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans in fiscal 2012, 2011, and 2010 was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2012	2011	2010	2012	2011	2010
	($ in millions)
Service cost	$7	$7	$6	$51	$65	$58
Interest cost	51	52	54	76	88	83
Expected return on plan assets	(58)	(63)	(59)	(54)	(59)	(53)
Amortization of net actuarial loss	42	35	33	29	41	29
Other	(1)	—	2	(5)	(4)	(1)

Net periodic pension benefit cost	$41	$31	$36	$97	$131	$116

Weighted-average assumptions used to determine net pension benefit cost during the period:
Discount rate	4.71%	5.10%	5.85%	4.12%	3.97%	4.59%
Expected return on plan assets	7.10%	7.45%	7.69%	5.43%	5.37%	5.58%
Rate of compensation increase	4.00%	4.00%	4.00%	3.01%	3.50%	3.51%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans at fiscal year end 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2012	2011	2012	2011
	($ in millions)
Change in benefit obligations:
Benefit obligation at beginning of fiscal year	$1,114	$1,058	$1,896	$2,136
Service cost	7	7	51	65
Interest cost	51	52	76	88
Plan amendments	—	—	(2)	(114)
Actuarial loss (gain)	69	61	248	(255)
Benefits and administrative expenses paid	(63)	(64)	(86)	(85)
De-recognition of annuity contracts(1)	—	—	—	(74)
New plans	—	—	47	78
Other	(1)	—	(24)	57

Benefit obligation at end of fiscal year	1,177	1,114	2,206	1,896

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	851	883	980	1,063
Actual return on plan assets	152	31	101	(7)
Employer contributions	1	1	95	88
De-recognition of annuity contracts(1)	—	—	—	(99)
Benefits and administrative expenses paid	(63)	(64)	(86)	(85)
Other	—	—	28	20

Fair value of plan assets at end of fiscal year	941	851	1,118	980

Funded status	$(236)	$(263)	$(1,088)	$(916)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$—	$3
Accrued and other current liabilities	(4)	(3)	(18)	(19)
Long-term pension and postretirement liabilities	(232)	(260)	(1,070)	(900)

Net amount recognized	$(236)	$(263)	$(1,088)	$(916)

Weighted-average assumptions used to determine pension benefit obligations at period end:
Discount rate	3.98%	4.71%	3.31%	4.12%
Rate of compensation increase(2)	—%	4.00%	2.88%	3.01%

(1)
During fiscal 2011, we de-recognized certain non-U.S. annuity contracts that represented partial plan settlements.

(2)
During fiscal 2012, the sole remaining active U.S. defined benefit pension plan was frozen to new benefit accruals.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans in fiscal 2012 and 2011 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2012	2011	2012	2011
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$504	$446	$539	$717
Current year changes recorded in accumulated other comprehensive income	(24)	93	195	(137)
Amortization reclassified to earnings	(42)	(35)	(29)	(41)

Unrecognized net loss at end of fiscal year	$438	$504	$705	$539

Change in prior service credits:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(120)	$(4)
Current year changes recorded in accumulated other comprehensive income	—	—	(1)	(121)
Amortization reclassified to earnings	—	—	9	5

Unrecognized prior service credit at end of fiscal year	$—	$—	$(112)	$(120)

        Unrecognized actuarial losses recorded in accumulated other comprehensive income for non-U.S. defined benefit pension plans in fiscal 2012 are principally the result of declining discount rates. Unrecognized actuarial gains and prior service credits recorded in accumulated other comprehensive income for non-U.S. defined benefit pension plans in fiscal 2011 are principally the result of changes in the rate of compensation increase assumption and a significant plan amendment adopted during fiscal 2011. Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        The estimated amortization of actuarial losses from accumulated other comprehensive income into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2013 is expected to be $36 million and $40 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2013 is expected to be $9 million; there is no prior service credit associated with U.S. defined benefit pension plans.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the funded status of the U.S. plans' master trust, as determined by the Pension Protection Act of 2006 (the "Pension Act"), will be over 100%. Based on the Pension Act definition of funded status, our target asset allocation at September 28, 2012 is 35% equity and 65% fixed income.

        Target weighted-average asset allocations and weighted-average asset allocations for U.S. and non-U.S. pension plans at fiscal year end 2012 and 2011 were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal 2012	Fiscal 2011	Target	Fiscal 2012	Fiscal 2011
Asset Category:
Equity securities	10%	38%	35%	41%	41%	44%
Debt securities	90	62	63	37	37	38
Insurance contracts and other investments	—	—	2	20	20	16
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2013 of $4 million to U.S. plans and $97 million to non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2013	$65	$73
Fiscal 2014	61	85
Fiscal 2015	64	78
Fiscal 2016	65	87
Fiscal 2017	66	88
Fiscal 2018-2022	349	518

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The accumulated benefit obligation for all U.S. and non-U.S. plans as of fiscal year end 2012 and 2011 was as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2012	2011	2012	2011
	(in millions)
Accumulated benefit obligation	$1,177	$1,113	$2,004	$1,725

        The accumulated benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with accumulated benefit obligations in excess of plan assets at fiscal year end 2012 and 2011 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2012	2011	2012	2011
	(in millions)
Accumulated benefit obligation	$1,177	$1,113	$1,916	$1,649
Fair value of plan assets	941	851	1,012	886

        The projected benefit obligation and fair value of plan assets for U.S. and non-U.S. pension plans with projected benefit obligations in excess of plan assets at fiscal year end 2012 and 2011 were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$1,177	$1,114	$2,206	$1,862
Fair value of plan assets	941	851	1,118	942

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 15. The

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy at fiscal year end 2012 and 2011:

	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
September 28, 2012:
Equity:
Equity securities:
U.S. equity securities(1)	$176	$—	$—	$176	$67	$—	$—	$67
Non-U.S. equity securities(1)	165	—	—	165	168	—	—	168
Commingled equity funds(2)	—	—	—	—	—	49	—	49
Fixed income:
Government bonds(3)	—	89	—	89	—	199	—	199
Corporate bonds(4)	—	488	—	488	—	128	—	128
Commingled bond fund(5)	—	—	—	—	—	272	—	272
Real estate investments(6)	—	—	—	—	—	—	19	19
Insurance contracts(7)	—	—	—	—	—	86	—	86
Other(8)	—	14	—	14	1	60	48	109

Subtotal	$341	$591	$—	932	$236	$794	$67	1,097

Items to reconcile to fair value of plan assets(9)				9				21

Fair value of plan assets				$941				$1,118

September 30, 2011:
Equity:
Equity securities:
U.S. equity securities(1)	$145	$—	$—	$145	$43	$—	$—	$43
Non-U.S. equity securities(1)	152	—	—	152	61	—	—	61
Commingled equity funds(2)	—	—	—	—	—	327	—	327
Fixed income:
Government bonds(3)	—	73	—	73	—	134	—	134
Corporate bonds(4)	—	459	—	459	—	104	—	104
Commingled bond fund(5)	—	—	—	—	—	130	—	130
Real estate investments(5)	—	—	—	—	—	—	20	20
Insurance contracts(7)	—	—	—	—	—	85	—	85
Other(8)	—	12	—	12	—	21	34	55

Subtotal	$297	$544	$—	841	$104	$801	$54	959

Items to reconcile to fair value of plan assets(9)				10				21

Fair value of plan assets				$851				$980

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

(7)
Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable. These values represent the amount that the plan would receive on termination of the underlying contract.

(8)
Other investments are primarily comprised of derivatives, short-term investments, hedge funds, and structured products such as collateralized obligations and mortgage- and asset-backed securities. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market based data (level 2). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

(9)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

        The following table sets forth a summary of changes in the fair value of Level 3 assets contained in the non-U.S. plans during fiscal 2012 and 2011:

	Real Estate	Hedge Funds
	(in millions)
Balance at September 24, 2010	$18	$—
Return on assets held at end of year	1	(1)
Purchases, sales, and settlements, net	1	35

Balance at September 30, 2011	20	34

Return on assets held at end of year	(1)	2
Purchases, sales, and settlements, net	—	12

Balance at September 28, 2012	$19	$48

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $61 million, $65 million, and $56 million for fiscal 2012, 2011, and 2010, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

  Deferred Compensation Plans and Rabbi Trusts

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $83 million and $67 million at fiscal year end 2012 and 2011, respectively. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

        Additionally, we have established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds and equities. The rabbi trust assets are subject to the claims of our creditors in the event of our insolvency; plan participants are general creditors of ours with respect to these benefits. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $83 million and $84 million at fiscal year end 2012 and 2011, respectively. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $17 million and $18 million at fiscal year end 2012 and 2011, respectively, and include certain deferred compensation liabilities (referred to above), split dollar life insurance policy liabilities, and an unfunded pension plan in the U.S. Plan participants are general creditors of ours with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65.

        Net periodic postretirement benefit cost was $3 million in each of fiscal 2012, 2011, and 2010 and consisted primarily of service and interest costs. The weighted-average assumptions used to determine net postretirement benefit cost in fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
Discount rate	5.00%	4.95%	6.05%
Rate of compensation increase	4.00%	4.00%	4.00%

        The accrued postretirement benefit obligations were $55 million and $47 million at fiscal year end 2012 and 2011, respectively. The fair value of plan assets was $3 million at both fiscal year end 2012 and 2011. The underfunded status of the postretirement benefit plans was primarily included in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. The weighted-average assumptions used to determine postretirement benefit obligations at fiscal year end 2012 and 2011 were as follows:

	Fiscal
	2012	2011
Discount rate	3.85%	5.00%
Rate of compensation increase	3.35%	4.00%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Unrecognized prior service costs and actuarial losses of $11 million and $5 million at fiscal year end 2012 and 2011, respectively, were recorded in accumulated other comprehensive income. Amortization of these balances into net periodic postretirement benefit cost is expected to be insignificant in fiscal 2013.

        Our investment strategy for our postretirement benefit plans is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk. The plan is invested in debt securities, which are considered level 2 in the fair value hierarchy, and equity securities, which are considered level 1 in the fair value hierarchy, and targets an allocation of 50% in each category.

        We anticipate that we will make contributions of $2 million to our postretirement benefit plans in fiscal 2013.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be $3 million annually from fiscal 2013 through fiscal 2017 and $14 million in total from fiscal 2018 through fiscal 2022. Health care cost trend assumptions used to determine postretirement benefit obligations are as follows:

	Fiscal
	2012	2011
Health care cost trend rate assumed for next fiscal year	7.51%	7.74%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Fiscal year the ultimate trend rate is achieved	2029	2029

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	6	(5)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        Significant components of the income tax provision for fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
	(in millions)
Current:
United States:
Federal	$92	$50	$343
State	11	20	45
Non-U.S.	194	174	59

Current income tax provision	297	244	447

Deferred:
United States:
Federal	(50)	55	36
State	4	—	7
Non-U.S.	(2)	48	(14)

Deferred income tax provision	(48)	103	29

Provision for income taxes	$249	$347	$476

        The U.S. and non-U.S. components of income from continuing operations before income taxes for fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
	(in millions)
U.S.(1)	$(96)	$134	$87
Non-U.S.(1)	1,511	1,441	1,407

Income from continuing operations before income taxes	$1,415	$1,575	$1,494

(1)
During fiscal 2012, we reclassified fiscal 2011 and 2010 amounts previously reported to reflect intercompany transactions consistent with the current year presentation.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and provision for income taxes on continuing operations for fiscal 2012, 2011, and 2010 was as follows:

	Fiscal
	2012	2011	2010
	(in millions)
Notional U.S. federal income tax provision at the statutory rate	$495	$551	$523
Adjustments to reconcile to the income tax provision:
U.S. state income tax provision, net	10	13	33
Other income—Tax Sharing Agreement	(18)	(9)	(62)
Tax law changes	21	(4)	(1)
Tax credits	(9)	(9)	(2)
Non-U.S. net earnings(1)	(225)	(253)	(253)
Nondeductible charges	3	14	16
Change in accrued income tax liabilities	95	30	267
Valuation allowance	(107)	1	(64)
Other	(16)	13	19

Provision for income taxes	$249	$347	$476

(1)
Excludes asset impairments, nondeductible charges, and other items which are broken out separately in the table.

        The tax provision for fiscal 2012 reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions. In addition, the provision for fiscal 2012 reflects an income tax benefit of $107 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations partially offset by accruals of interest related to uncertain tax positions.

        The tax provision for fiscal 2011 reflects income tax benefits recognized in connection with profitability in certain entities operating in lower tax rate jurisdictions partially offset by accruals of interest related to uncertain tax positions. In addition, the tax provision for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset at fiscal year end 2012 and 2011 were as follows:

	Fiscal
	2012	2011
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$270	$277
Tax loss and credit carryforwards	3,382	3,569
Inventories	54	48
Pension and postretirement benefits	331	316
Deferred revenue	15	14
Interest	342	312
Unrecognized income tax benefits	469	455
Other	22	33

	4,885	5,024

Deferred tax liabilities:
Intangible assets	(764)	(527)
Property, plant, and equipment	(101)	(91)
Other	(85)	(84)

	(950)	(702)

Net deferred tax asset before valuation allowance	3,935	4,322
Valuation allowance	(1,719)	(1,921)

Net deferred tax asset	$2,216	$2,401

        Tax loss and credit carryforwards decreased due primarily to the utilization of operating loss carryforwards in fiscal 2012. Further, intangible assets increased primarily due to our acquisition of Deutsch and the valuation allowance decreased due to the recognition of net operating loss carryforwards in certain non-U.S. locations.

        At fiscal year end 2012, we had approximately $1,605 million of U.S. federal and $140 million of U.S. state net operating loss carryforwards (tax effected) which will expire in future years through 2032. In addition, at fiscal year end 2012, we had approximately $157 million of U.S. federal tax credit carryforwards, of which $43 million have no expiration and $114 million will expire in future years through 2032, and $42 million of U.S. state tax credits carryforwards which will expire in future years through 2027. At fiscal year end 2012, we also had $70 million of U.S. federal capital loss carryforwards (tax effected) expiring through 2017.

        At fiscal year end 2012, we had approximately $1,333 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,170 million have no expiration and $163 million will expire in future years through 2032. Also, at fiscal year end 2012, there were $2 million of non-U.S. tax credit carryforwards which have no expiration. In addition, $33 million of non-U.S. capital loss carryforwards (tax effected) have no expiration.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The valuation allowance for deferred tax assets of $1,719 million and $1,921 million at fiscal year end 2012 and 2011, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2012, approximately $68 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances; however, due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Further, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in fiscal 2013. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 28, 2012, certain subsidiaries had approximately $18 billion of undistributed earnings that we intend to permanently reinvest. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

  Uncertain Tax Position Provisions of ASC 740

        As of September 28, 2012, we had total unrecognized income tax benefits of $1,795 million. If recognized in future periods, $1,714 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. As of September 30, 2011, we had total unrecognized income tax benefits of $1,783 million. If recognized in future periods, $1,684 million of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

these unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2012	2011	2010
	(in millions)
Balance at beginning of fiscal year	$1,783	$1,689	$1,799
Additions related to prior periods tax positions	41	123	104
Reductions related to prior periods tax positions	(36)	(98)	(205)
Additions related to current period tax positions	31	43	24
Acquisitions	7	45	—
Settlements	(12)	(3)	(31)
Reductions due to lapse of applicable statute of limitations	(19)	(16)	(2)

Balance at end of fiscal year	$1,795	$1,783	$1,689

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 28, 2012, we had recorded $1,335 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet of which $1,299 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities. During fiscal 2012, 2011, and 2010, we recognized $95 million, $86 million, and $231 million, respectively, of expense related to interest and penalties on the Consolidated Statements of Operations. As of September 30, 2011, the balance of accrued interest and penalties was $1,287 million of which $1,154 million was recorded in income taxes and $133 million was recorded in accrued and other current liabilities.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000. Tyco International appealed certain proposed tax adjustments for the years 1997 through 2000 and has resolved all but one of the matters associated with the proposed adjustments. During fiscal 2011, the IRS completed its field examination of certain Tyco International income tax returns for the years 2001 through 2004 and issued Revenue Agent Reports which reflect the IRS' determination of proposed tax adjustments for the 2001 through 2004 period. Also, during fiscal 2011 the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. See Note 13 for additional information regarding the status of IRS examinations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        As of September 28, 2012, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2010 through 2012
Brazil	2007 through 2012
Canada	2002 and 2004 through 2012
China	2002 through 2012
Czech Republic	2009 through 2012
France	2009 through 2012
Germany	2007 through 2012
Hong Kong	2006 through 2012
India	2005 through 2012
Italy	2007 through 2012
Japan	2006 through 2012
Korea	2007 through 2012
Luxembourg	2007 through 2012
Netherlands	2007 through 2012
Portugal	2008 through 2012
Singapore	2005 through 2012
Spain	2008 through 2012
Switzerland	2009 through 2012
United Kingdom	2010 through 2012
United States, federal and state and local	1997 through 2012

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of certain pending examinations, it is our understanding that Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments for the years 1997 through 2000, and in October 2012, the IRS issued special agreement Forms 870-AD concluding its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute. While the ultimate resolution is uncertain, based upon the receipt of Forms 870-AD and the anticipated lapse of certain statutes of limitations in fiscal 2013, we estimate that up to approximately $250 million of unrecognized income tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of September 28, 2012.

18. Other Income, Net

        In fiscal 2012, 2011, and 2010, we recorded net other income of $50 million, $27 million, and $177 million, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Other Income, Net (Continued)

Tyco International and Covidien. See Note 12 for further information regarding the Tax Sharing Agreement.

        The income in fiscal 2011 is net of other expense of $14 million recorded in connection with the completion of fieldwork and the settlement of certain U.S. tax matters. See additional information in Note 13.

        The income in fiscal 2010 reflects a net increase to the receivable from Tyco International and Covidien primarily related to certain proposed adjustments to prior period income tax returns and related accrued interest, partially offset by a decrease related to the completion of certain non-U.S. audits of prior year income tax returns.

19. Earnings Per Share

        Basic earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted share awards. The following table sets forth the denominators of the basic and diluted earnings per share computations:

	Fiscal
	2012	2011	2010
	(in millions)
Weighted-average shares outstanding:
Basic	426	438	453
Dilutive share options and restricted share awards	4	5	4

Diluted	430	443	457

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Share options not included in the computation totaled 12 million, 13 million, and 16 million for fiscal 2012, 2011, and 2010, respectively.

20. Equity

  Common Shares

        We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        Subject to certain conditions specified in our articles of association, we are authorized to increase our share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. In March 2011, our shareholders reapproved and extended through March 9, 2013 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles, in aggregate not exceeding 50% of the amount of our authorized shares. Although we state our par value

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

in Swiss Francs ("CHF"), we continue to use the U.S. Dollar as our reporting currency on our Consolidated Financial Statements.

  Common Shares Held in Treasury

        At September 28, 2012, approximately 16 million common shares were held in treasury, of which 11 million were owned by one of our subsidiaries. At September 30, 2011, approximately 39 million common shares were held in treasury, of which 15 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

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

  Contributed Surplus

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve.

        Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. During fiscal 2012, we received a favorable outcome from the Swiss tax authorities related to the classification of Swiss Contributed Surplus that confirms our presentation of Swiss Contributed Surplus as a free reserve on our statutory Swiss balance sheet. As of September 28, 2012 and September 30, 2011, Swiss Contributed Surplus was $8,940 million (equivalent to CHF 9,745 million).

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

        In October 2009, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.34 (equivalent to $0.32) per share, payable in two equal installments in the first and second quarters of fiscal 2010. We paid the first and second installments of the distribution at a rate of $0.16 per share during each of the quarters ended December 25, 2009 and March 26, 2010. These capital reductions reduced the par value of our common shares from CHF 2.43 (equivalent to $2.24) to CHF 2.09 (equivalent to $1.92).

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

payable in four equal quarterly installments beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the installments of the distribution at a rate of $0.16 per share during each of the quarters ended June 25, 2010, September 24, 2010, December 24, 2010, and March 25, 2011. These capital reductions reduced the par value of our common shares from CHF 2.09 (equivalent to $1.92) to CHF 1.37 (equivalent to $1.28).

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012. We paid the installments of the dividend at a rate of $0.18 per share during each of the quarters ended June 24, 2011, September 30, 2011, December 30, 2011, and March 30, 2012.

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013. We paid the first and second installments of the distribution at a rate of $0.21 per share during each of the quarters ended June 29, 2012 and September 28, 2012. These capital reductions reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 0.97 (equivalent to $0.86).

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At September 28, 2012 and September 30, 2011, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $178 million and $153 million, respectively.

  Share Repurchase Program

        During fiscal 2011, our board of directors authorized a $2,250 million increase in the share repurchase authorization. We repurchased approximately 6 million of our common shares for $194 million, approximately 25 million of our common shares for $867 million, and approximately 18 million of our common shares for $488 million during fiscal 2012, 2011, and 2010, respectively. At September 28, 2012, we had $1,307 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 25, 2009	$1,124	$(634)	$(35)	$455
Pre-tax current period change	(84)	(197)	6	(275)
Income tax (expense) benefit	—	67	(1)	66

Balance at September 24, 2010	1,040	(764)	(30)	246
Pre-tax current period change	50	238	(21)	267
Income tax (expense) benefit	—	(86)	1	(85)

Balance at September 30, 2011	1,090	(612)	(50)	428
Pre-tax current period change	(131)	(114)	24	(221)
Income tax (expense) benefit	—	26	(4)	22

Balance at September 28, 2012	$959	$(700)	$(30)	$229

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

22. Share Plans

        Significantly all equity awards (restricted share awards and share options) granted by us subsequent to separation were granted under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"). The 2007 Plan is administered by the management development and compensation committee of our board of directors, which consists exclusively of independent directors and provides for the award of share options, annual performance bonuses, long-term performance awards, restricted units, deferred stock units, and other share-based awards (collectively, "Awards"). On March 7, 2012, our shareholders approved an increase of 20 million shares to the number of shares available for awards under the 2007 Plan. As of September 28, 2012, the 2007 Plan provided for a maximum of 60 million common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan. Subsequent to the acquisition of ADC, we registered an additional 7 million shares related to ADC equity incentive plans, of which the ADC 2010 Global Stock Incentive Plan was the primary plan. During fiscal 2012, the ADC 2010 Global Stock Incentive Plan was renamed the TE Connectivity Ltd. 2010 Stock and Incentive Plan. Both the 2007 Plan and the acquired ADC plans allow for the use of authorized but unissued shares or treasury shares to be used to satisfy such awards. As of September 28, 2012, we had 27 million shares available under the 2007 Plan and 4 million shares available under the acquired ADC plans.

  Share-Based Compensation Expense

        Share-based compensation expense during fiscal 2012, 2011, and 2010 totaled $68 million, $71 million, and $61 million, respectively. These expenses were primarily included in selling, general, and administrative expenses on the Consolidated Statements of Operations. We have recognized a

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

related tax benefit associated with our share-based compensation arrangements of $21 million, $22 million, and $19 million in fiscal 2012, 2011, and 2010, respectively.

  Restricted Share Awards

        Restricted share awards, which are generally in the form of restricted share units, are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. All restrictions on an award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted units have no voting rights, but do receive dividend equivalents. For grants that vest based on certain specified performance criteria, the fair value of the shares or units is expensed over the period of performance, once achievement of criteria is deemed probable. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee.

        A summary of restricted share award activity during fiscal 2012 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 30, 2011	5,022,839	$26.48
Granted	1,909,416	34.63
Vested	(1,708,589)	24.49
Forfeited	(637,672)	30.22

Non-vested at September 28, 2012	4,585,994	$30.09

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2012, 2011, and 2010 was $34.63, $34.14, and $24.85, respectively.

        As of September 28, 2012, there was $82 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.5 years.

  Share Options

        Share options are granted to purchase our common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and expire 10 years after the date of grant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

        A summary of share option award activity during fiscal 2012 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 30, 2011	21,920,451	$31.94
Granted	3,405,700	34.49
Exercised	(2,435,477)	23.66
Expired	(1,693,281)	45.99
Forfeited	(644,704)	30.00

Outstanding at September 28, 2012	20,552,689	$32.25	5.5	$83

Vested and non-vested expected to vest at September 28, 2012	20,074,891	$32.31	5.5	$81
Exercisable at September 28, 2012	12,903,353	$33.63	3.9	$50

        The weighted-average exercise price of share option awards granted during fiscal 2012, 2011, and 2010 were $34.49, $33.86, and $24.72, respectively.

        As of September 28, 2012, there was $41 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

        At acquisition, all share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to our common shares. See Note 5 for additional information regarding the conversion of ADC share options and SARs.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of our peers and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The recognized share-based compensation expense was net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted during fiscal 2012, 2011, and 2010 and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for fiscal 2012, 2011, and 2010 were as follows:

	Fiscal
	2012	2011	2010
Weighted-average grant-date fair value	$9.49	$9.13	$6.88
Assumptions:
Expected share price volatility	36%	36%	37%
Risk free interest rate	1.3%	1.2%	2.3%
Expected annual dividend per share	$0.84	$0.72	$0.64
Expected life of options (in years)	6.0	5.1	5.0

        The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $31 million, $50 million, and $13 million, respectively. The total fair value of restricted share awards that vested during fiscal 2012, 2011, and 2010 was $42 million, $54 million, and $41 million, respectively. We received cash related to the exercise of options of $60 million, $80 million, and $12 million in fiscal 2012, 2011, and 2010, respectively. The related excess cash tax benefit classified as a financing cash inflow on the Consolidated Statements of Cash Flows for fiscal 2012, 2011, and 2010 was not material.

23. Segment and Geographic Data

        We operate through three reporting segments: Transportation Solutions, Communications and Industrial Solutions, and Network Solutions. See Note 1 for a description of the segments in which we operate. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers.

        Segment performance is evaluated based on net sales and operating income. Generally, we consider all expenses to be of an operating nature, and, accordingly, allocate them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Pre-separation litigation income was not allocated to the segments. Intersegment sales were not material and were recorded at selling prices that approximate market prices. Corporate assets are allocated to the segments based on segment assets.

        Net sales and operating income by segment for fiscal 2012, 2011, and 2010 were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2012	2011	2010	2012	2011	2010
	(in millions)
Transportation Solutions	$6,007	$5,629	$4,799	$847	$848	$515
Communications and Industrial Solutions	3,990	4,658	4,431	337	515	618
Network Solutions	3,285	3,491	2,451	334	324	312
Pre-separation litigation income	—	—	—	—	—	7

Total	$13,282	$13,778	$11,681	$1,518	$1,687	$1,452

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

        No single customer accounted for a significant amount of our net sales in fiscal 2012, 2011, and 2010.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures for fiscal 2012, 2011, and 2010 were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2012	2011	2010	2012	2011	2010
	(in millions)
Transportation Solutions	$319	$255	$263	$317	$295	$206
Communications and Industrial Solutions	164	178	176	145	206	128
Network Solutions	126	131	75	71	73	46

Total	$609	$564	$514	$533	$574	$380

        Segment assets and a reconciliation of segment assets to total assets at fiscal year end 2012, 2011, and 2010 were as follows:

	Segment Assets
	Fiscal
	2012	2011	2010
	(in millions)
Transportation Solutions	$3,501	$3,187	$2,918
Communications and Industrial Solutions	2,022	2,257	2,267
Network Solutions	1,841	1,915	1,410

Total segment assets(1)	7,364	7,359	6,595
Other current assets	2,352	2,762	3,298
Other non-current assets	9,590	7,602	7,099

Total assets	$19,306	$17,723	$16,992

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

        Net sales by geographic region for fiscal 2012, 2011, and 2010 and net property, plant, and equipment by geographic region at fiscal year end 2012, 2011, and 2010 were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal
	2012	2011	2010	2012	2011	2010
	(in millions)
Americas:
United States	$3,664	$3,657	$3,107	$1,042	$968	$799
Other Americas	624	652	492	84	65	47

Total Americas	4,288	4,309	3,599	1,126	1,033	846

Europe/Middle East/Africa:
Switzerland	3,719	3,870	3,181	52	59	63
Germany	120	426	373	339	381	354
Other Europe/Middle East/Africa	663	662	550	692	677	640

Total Europe/Middle East/Africa	4,502	4,958	4,104	1,083	1,117	1,057

Asia-Pacific:
China	2,159	2,172	1,852	432	395	354
Other Asia-Pacific	2,333	2,339	2,126	572	595	589

Total Asia-Pacific	4,492	4,511	3,978	1,004	990	943

Total	$13,282	$13,778	$11,681	$3,213	$3,140	$2,846

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data for fiscal 2012 and 2011 were as follows:

	Fiscal 2012				Fiscal 2011
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	First Quarter	Second Quarter(3)	Third Quarter(4)	Fourth Quarter
	(in millions, except per share data)
Net sales	$3,170	$3,249	$3,499	$3,364	$3,107	$3,339	$3,579	$3,753
Gross margin	943	1,021	1,018	1,064	991	1,008	1,088	1,184
Acquisition and integration costs	4	4	15	4	17	1	1	—
Restructuring and other charges, net	18	32	36	42	39	11	8	78
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	238	267	260	398	263	291	349	320
Income (loss) from discontinued operations, net of income taxes	22	(10)	(61)	(2)	2	8	6	6
Net income	260	257	199	396	265	299	355	326
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.56	$0.63	$0.61	$0.93	$0.59	$0.66	$0.80	$0.75
Income (loss) from discontinued operations, net of income taxes	0.05	(0.03)	(0.15)	—	0.01	0.01	0.01	0.01
Net income	0.61	0.60	0.46	0.93	0.60	0.67	0.81	0.76
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.55	$0.62	$0.60	$0.93	$0.59	$0.65	$0.79	$0.74
Income (loss) from discontinued operations, net of income taxes	0.06	(0.02)	(0.14)	(0.01)	—	0.02	0.01	0.01
Net income	0.61	0.60	0.46	0.92	0.59	0.67	0.80	0.75
Weighted-average number of shares outstanding:
Basic	425	427	428	426	444	443	437	429
Diluted	429	431	431	429	449	449	442	433

(1)
Results for the third quarter of fiscal 2012 include $68 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch.

(2)
Results for the fourth quarter of fiscal 2012 include $107 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

(3)
Results for the second quarter of fiscal 2011 include $29 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC.

(4)
Results for the third quarter of fiscal 2011 include $35 million of income tax benefits associated with the completion of fieldwork and the settlement of certain U.S. tax matters as well as the related impact of $14 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,282	$—	$13,282
Cost of sales	—	—	9,236	—	9,236

Gross margin	—	—	4,046	—	4,046
Selling, general, and administrative expenses, net(1)	102	(122)	1,705	—	1,685
Research, development, and engineering expenses	—	—	688	—	688
Acquisition and integration costs	1	2	24	—	27
Restructuring and other charges, net	—	—	128	—	128

Operating income (loss)	(103)	120	1,501	—	1,518
Interest income	—	—	23	—	23
Interest expense	—	(168)	(8)	—	(176)
Other income, net	—	—	50	—	50
Equity in net income of subsidiaries	1,277	1,256	—	(2,533)	—
Equity in net loss of subsidiaries from discontinued operations	(51)	(51)	—	102	—
Intercompany interest and fees	(11)	69	(58)	—	—

Income from continuing operations before income taxes	1,112	1,226	1,508	(2,431)	1,415
Income tax expense	—	—	(249)	—	(249)

Income from continuing operations	1,112	1,226	1,259	(2,431)	1,166
Loss from discontinued operations, net of income taxes	—	—	(51)	—	(51)

Net income	1,112	1,226	1,208	(2,431)	1,115
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	1,112	1,226	1,205	(2,431)	1,112
Other comprehensive loss	(199)	(199)	(203)	402	(199)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$913	$1,027	$1,002	$(2,029)	$913

(1)
Tyco Electronics Group S.A. selling, general, and administrative expenses include gains of $125 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,778	$—	$13,778
Cost of sales	—	—	9,507	—	9,507

Gross margin	—	—	4,271	—	4,271
Selling, general, and administrative expenses	177	91	1,460	—	1,728
Research, development, and engineering expenses	—	—	701	—	701
Acquisition and integration costs	3	—	16	—	19
Restructuring and other charges, net	—	—	136	—	136

Operating income (loss)	(180)	(91)	1,958	—	1,687
Interest income	—	—	22	—	22
Interest expense	—	(150)	(11)	—	(161)
Other income, net	—	—	27	—	27
Equity in net income of subsidiaries	1,422	1,572	—	(2,994)	—
Equity in net income of subsidiaries from discontinued operations	22	22	—	(44)	—
Intercompany interest and fees	(19)	91	(72)	—	—

Income from continuing operations before income taxes	1,245	1,444	1,924	(3,038)	1,575
Income tax expense	—	—	(347)	—	(347)

Income from continuing operations	1,245	1,444	1,577	(3,038)	1,228
Income from discontinued operations, net of income taxes	—	—	22	—	22

Net income	1,245	1,444	1,599	(3,038)	1,250
Less: net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	1,245	1,444	1,594	(3,038)	1,245
Other comprehensive income	182	182	187	(369)	182

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$1,427	$1,626	$1,781	$(3,407)	$1,427

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,681	$—	$11,681
Cost of sales	—	—	8,038	—	8,038

Gross margin	—	—	3,643	—	3,643
Selling, general, and administrative expenses	144	4	1,342	—	1,490
Research, development, and engineering expenses	—	—	563	—	563
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	137	—	137
Pre-separation litigation income	(7)	—	—	—	(7)

Operating income (loss)	(137)	(4)	1,593	—	1,452
Interest income	—	—	20	—	20
Interest expense	—	(146)	(9)	—	(155)
Other income, net	15	—	162	—	177
Equity in net income of subsidiaries	1,153	1,206	—	(2,359)	—
Equity in net income of subsidiaries from discontinued operations	91	91	—	(182)	—
Intercompany interest and fees	(19)	102	(83)	—	—

Income from continuing operations before income taxes	1,103	1,249	1,683	(2,541)	1,494
Income tax expense	—	(5)	(471)	—	(476)

Income from continuing operations	1,103	1,244	1,212	(2,541)	1,018
Income from discontinued operations, net of income taxes	—	—	91	—	91

Net income	1,103	1,244	1,303	(2,541)	1,109
Less: net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	1,103	1,244	1,297	(2,541)	1,103
Other comprehensive loss	(209)	(209)	(202)	411	(209)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$894	$1,035	$1,095	$(2,130)	$894

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,589	$—	$1,589
Accounts receivable, net	1	—	2,342	—	2,343
Inventories	—	—	1,808	—	1,808
Intercompany receivables	16	—	29	(45)	—
Prepaid expenses and other current assets	2	1	471	—	474
Deferred income taxes	—	—	289	—	289

Total current assets	19	1	6,528	(45)	6,503
Property, plant, and equipment, net	—	—	3,213	—	3,213
Goodwill	—	—	4,308	—	4,308
Intangible assets, net	—	—	1,352	—	1,352
Deferred income taxes	—	—	2,460	—	2,460
Investment in subsidiaries	8,192	17,341	—	(25,533)	—
Intercompany loans receivable	11	2,779	8,361	(11,151)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,180	—	1,180
Other assets	—	40	250	—	290

Total Assets	$8,222	$20,161	$27,652	$(36,729)	$19,306

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$1,014	$1	$—	$1,015
Accounts payable	2	—	1,290	—	1,292
Accrued and other current liabilities	210	70	1,296	—	1,576
Deferred revenue	—	—	121	—	121
Intercompany payables	29	—	16	(45)	—

Total current liabilities	241	1,084	2,724	(45)	4,004
Long-term debt	—	2,529	167	—	2,696
Intercompany loans payable	4	8,356	2,791	(11,151)	—
Long-term pension and postretirement liabilities	—	—	1,353	—	1,353
Deferred income taxes	—	—	448	—	448
Income taxes	—	—	2,311	—	2,311
Other liabilities	—	—	517	—	517

Total Liabilities	245	11,969	10,311	(11,196)	11,329

Total Equity	7,977	8,192	17,341	(25,533)	7,977

Total Liabilities and Equity	$8,222	$20,161	$27,652	$(36,729)	$19,306

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(97)	$171	$2,098	$(284)	$1,888
Net cash provided by discontinued operating activities	—	—	59	—	59

Net cash provided by (used in) operating activities	(97)	171	2,157	(284)	1,947
Cash Flows From Investing Activities:
Capital expenditures	—	—	(533)	—	(533)
Proceeds from sale of property, plant, and equipment	7	—	16	—	23
Acquisition of businesses, net of cash acquired	—	—	(1,384)	—	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	394	—	394
Change in intercompany loans	(22)	2,160	—	(2,138)	—
Other	—	—	(9)	—	(9)

Net cash provided by (used in) continuing investing activities	(15)	2,160	(1,516)	(2,138)	(1,509)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(15)	2,160	(1,517)	(2,138)	(1,510)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	639	(3,371)	2,732	—	—
Net increase in commercial paper	—	300	—	—	300
Proceeds from long-term debt	—	748	—	—	748
Repayment of long-term debt	—	—	(642)	—	(642)
Proceeds from exercise of share options	—	—	60	—	60
Repurchase of common shares	(185)	—	—	—	(185)
Payment of common share dividends and cash distributions to shareholders	(342)	—	10	—	(332)
Intercompany distributions	—	—	(284)	284	—
Loan borrowing with parent	—	—	(2,138)	2,138	—
Other	—	(8)	52	—	44

Net cash provided by (used in) continuing financing activities	112	(2,331)	(210)	2,422	(7)
Net cash used in discontinued financing activities	—	—	(58)	—	(58)

Net cash provided by (used in) financing activities	112	(2,331)	(268)	2,422	(65)

Effect of currency translation on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	371	—	371
Cash and cash equivalents at beginning of fiscal year	—	—	1,218	—	1,218

Cash and cash equivalents at end of fiscal year	$—	$—	$1,589	$—	$1,589

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$3,100	$(151)	$2,073	$(3,300)	$1,722
Net cash provided by discontinued operating activities	—	—	57	—	57

Net cash provided by (used in) operating activities	3,100	(151)	2,130	(3,300)	1,779

Cash Flows From Investing Activities:
Capital expenditures	—	—	(574)	—	(574)
Proceeds from sale of property, plant, and equipment	—	—	65	—	65
Proceeds from sale of intangible assets	—	—	68	—	68
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of businesses, net of cash acquired	—	—	(731)	—	(731)
Change in intercompany loans	9	4,418	—	(4,427)	—
Other	—	—	(8)	—	(8)

Net cash provided by (used in) continuing investing activities	9	4,418	(1,025)	(4,427)	(1,025)
Net cash used in discontinued investing activities	—	—	(18)	—	(18)

Net cash provided by (used in) investing activities	9	4,418	(1,043)	(4,427)	(1,043)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	(1,936)	(1,116)	3,052	—	—
Net decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(565)	—	(565)
Proceeds from exercise of share options	—	—	80	—	80
Repurchase of common shares	(865)	—	—	—	(865)
Payment of common share dividends and cash distributions to shareholders	(308)	—	12	—	(296)
Intercompany distributions	—	(3,300)	—	3,300	—
Loan borrowing with parent	—	—	(4,427)	4,427	—
Other	—	—	23	—	23

Net cash used in continuing financing activities	(3,109)	(4,267)	(1,825)	7,727	(1,474)
Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash used in financing activities	(3,109)	(4,267)	(1,863)	7,727	(1,512)

Effect of currency translation on cash	—	—	5	—	5
Net decrease in cash and cash equivalents	—	—	(771)	—	(771)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of fiscal year	—	—	1,990	—	1,990

Cash and cash equivalents at end of fiscal year	$—	$—	$1,218	$—	$1,218

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 24, 2010

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(139)	$(54)	$1,796	$—	$1,603
Net cash provided by discontinued operating activities	—	—	76	—	76

Net cash provided by (used in) operating activities	(139)	(54)	1,872	—	1,679

Cash Flows From Investing Activities:
Capital expenditures	—	—	(380)	—	(380)
Proceeds from sale of property, plant, and equipment	—	—	16	—	16
Proceeds from sale of short-term investments	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	—	(38)	—	(38)
Change in intercompany loans	(19)	(326)	—	345	—
Other	—	—	20	—	20

Net cash used in continuing investing activities	(19)	(326)	(381)	345	(381)
Net cash used in discontinued investing activities	—	—	(61)	—	(61)

Net cash used in investing activities	(19)	(326)	(442)	345	(442)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	555	280	(835)	—	—
Net increase in commercial paper	—	100	—	—	100
Repayment of long-term debt	—	—	(100)	—	(100)
Proceeds from exercise of share options	—	—	12	—	12
Repurchase of common shares	(98)	—	(390)	—	(488)
Payment of cash distributions to shareholders	(299)	—	10	—	(289)
Loan borrowing from parent	—	—	345	(345)	—
Other	—	—	1	—	1

Net cash provided by (used in) continuing financing activities	158	380	(957)	(345)	(764)
Net cash used in discontinued financing activities	—	—	(15)	—	(15)

Net cash provided by (used in) financing activities	158	380	(972)	(345)	(779)

Effect of currency translation on cash	—	—	11	—	11
Net increase in cash and cash equivalents	—	—	469	—	469
Cash and cash equivalents at beginning of fiscal year	—	—	1,521	—	1,521

Cash and cash equivalents at end of fiscal year	$—	$—	$1,990	$—	$1,990

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Disclosures Required by Swiss Law

        We are subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

  Personnel Expenses

        Total personnel expenses were $3,876 million and $3,893 million in fiscal 2012 and 2011, respectively.

  Fire Insurance Value

        The fire insurance values of property, plant, and equipment were $11,555 million and $10,788 million at fiscal year end 2012 and 2011, respectively.

  Risk Assessment

        Our board of directors is responsible for appraising our major risks and overseeing that appropriate risk management and control procedures are in place. The audit committee of the board meets to review and discuss, as determined to be appropriate, our major financial and accounting risk exposures and related policies and practices with management, the internal auditor, and the independent registered public accountants to assess and control such exposures, and assist the board in fulfilling its oversight responsibilities regarding our policies and guidelines with respect to risk assessment and risk management.

        Our risk assessment process was in place during fiscal 2012 and 2011 and followed by the board of directors.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 28, 2012, September 30, 2011, and September 24, 2010

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2012
Allowance for doubtful accounts receivable	$38	$7	$2	$(6)	$41
Valuation allowance on deferred tax assets	1,921	54	31	(287)	1,719
Fiscal 2011
Allowance for doubtful accounts receivable	$43	$(2)	$1	$(4)	$38
Valuation allowance on deferred tax assets	2,231	50	260	(620)	1,921
Fiscal 2010
Allowance for doubtful accounts receivable	47	6	(1)	(9)	43
Valuation allowance on deferred tax assets	2,487	51	—	(307)	2,231