Form 10-Q
period 2012-12-28
TE Connectivity Ltd.
filed 2013-01-25
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2012
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

        The number of common shares outstanding as of January 21, 2013 was 420,260,712.

 TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions, except per share data)
Net sales	$3,134	$3,170
Cost of sales	2,145	2,227

Gross margin	989	943
Selling, general, and administrative expenses	428	383
Research, development, and engineering expenses	171	177
Acquisition and integration costs	5	4
Restructuring and other charges, net	92	18

Operating income	293	361
Interest income	4	5
Interest expense	(37)	(39)
Other income (expense), net	(226)	1

Income from continuing operations before income taxes	34	328
Income tax (expense) benefit	245	(88)

Income from continuing operations	279	240
Income (loss) from discontinued operations, net of income taxes	(2)	22

Net income	277	262
Less: net income attributable to noncontrolling interests	—	(2)

Net income attributable to TE Connectivity Ltd.	$277	$260

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$279	$238
Income (loss) from discontinued operations	(2)	22

Net income	$277	$260

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.66	$0.56
Income from discontinued operations	—	0.05

Net income	$0.66	$0.61

Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.65	$0.55
Income from discontinued operations	—	0.06

Net income	$0.65	$0.61

Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.21	$0.18
Weighted-average number of shares outstanding:
Basic	422	425
Diluted	426	429

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Net income	$277	$262
Other comprehensive income (loss):
Currency translation	29	(173)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	12	10
Loss on cash flow hedges, net of income taxes	(14)	(15)

Other comprehensive income (loss)	27	(178)

Comprehensive income	304	84
Less: comprehensive income attributable to noncontrolling interests	—	(2)

Comprehensive income attributable to TE Connectivity Ltd.	$304	$82

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 28, 2012	September 28, 2012
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$972	$1,589
Accounts receivable, net of allowance for doubtful accounts of $45 and $41, respectively	2,211	2,343
Inventories	1,808	1,808
Prepaid expenses and other current assets	474	474
Deferred income taxes	288	289

Total current assets	5,753	6,503
Property, plant, and equipment, net	3,187	3,213
Goodwill	4,324	4,308
Intangible assets, net	1,325	1,352
Deferred income taxes	2,317	2,460
Receivable from Tyco International Ltd. and Covidien plc	954	1,180
Other assets	276	290

Total Assets	$18,136	$19,306

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$351	$1,015
Accounts payable	1,264	1,292
Accrued and other current liabilities	1,384	1,576
Deferred revenue	112	121

Total current liabilities	3,111	4,004
Long-term debt	2,687	2,696
Long-term pension and postretirement liabilities	1,348	1,353
Deferred income taxes	448	448
Income taxes	1,881	2,311
Other liabilities	527	517

Total Liabilities	10,002	11,329

Commitments and contingencies (Note 9)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 439,092,124 shares authorized and issued, CHF 0.77 par value, and 439,092,124 shares authorized and issued, CHF 0.97 par value, respectively	193	193
Contributed surplus	6,812	6,837
Accumulated earnings	1,473	1,196
Treasury shares, at cost, 19,088,710 and 16,408,049 shares, respectively	(605)	(484)
Accumulated other comprehensive income	256	229

Total TE Connectivity Ltd. shareholders' equity	8,129	7,971
Noncontrolling interests	5	6

Total Equity	8,134	7,977

Total Liabilities and Equity	$18,136	$19,306

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Cash Flows From Operating Activities:
Net income	$277	$262
(Income) loss from discontinued operations, net of income taxes	2	(22)

Income from continuing operations	279	240
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Tax sharing (income) expense	226	(2)
Depreciation and amortization	152	141
Deferred income taxes	121	49
Provision for losses on accounts receivable and inventories	25	27
Share-based compensation expense	21	17
Other	20	(7)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	123	98
Inventories	(44)	(82)
Inventoried costs on long-term contracts	16	(4)
Prepaid expenses and other current assets	11	21
Accounts payable	(38)	(51)
Accrued and other current liabilities	(76)	(204)
Income taxes	(451)	(13)
Deferred revenue	(9)	(46)
Long-term pension and postretirement liabilities	9	7
Other	8	4

Net cash provided by continuing operating activities	393	195
Net cash provided by (used in) discontinued operating activities	(1)	12

Net cash provided by operating activities	392	207

Cash Flows From Investing Activities:
Capital expenditures	(126)	(130)
Proceeds from sale of property, plant, and equipment	2	5
Other	19	(1)

Net cash used in investing activities	(105)	(126)

Cash Flows From Financing Activities:
Net increase in commercial paper	50	179
Repayment of long-term debt	(714)	—
Proceeds from exercise of share options	16	12
Repurchase of common shares	(167)	(17)
Payment of common share dividends and cash distributions to shareholders	(89)	(77)
Other	(2)	8

Net cash provided by (used in) continuing financing activities	(906)	105
Net cash provided by (used in) discontinued financing activities	1	(12)

Net cash provided by (used in) financing activities	(905)	93

Effect of currency translation on cash	1	(3)
Net increase (decrease) in cash and cash equivalents	(617)	171
Cash and cash equivalents at beginning of period	1,589	1,218

Cash and cash equivalents at end of period	$972	$1,389

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

        The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2013 and fiscal 2012 are to our fiscal years ending September 27, 2013 and September 28, 2012, respectively.

  New Segment Structure

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. We expect the realignment to enable us to better meet our customers' needs and optimize our efficiency. The following represents the new segment structure:

  •
  Transportation Solutions—This segment consists of our Automotive business.

  •
  Network Solutions—The Telecom Networks, Data Communications, Enterprise Networks, and Subsea Communications businesses are presented in this segment.

  •
  Industrial Solutions—This segment contains our Industrial, Aerospace, Defense, and Marine, and Energy businesses.

  •
  Consumer Solutions—Our Consumer Devices and Appliances businesses are encompassed in this segment.

  Reclassifications

        We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net

        Charges to operations by segment were as follows:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Transportation Solutions	$10	$1
Network Solutions	24	6
Industrial Solutions	12	8
Consumer Solutions	46	3

Restructuring charges, net	$92	$18

        Amounts recognized on the Condensed Consolidated Statements of Operations were as follows:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Cash charges	$77	$19
Non-cash charges (credits)	15	(1)

Restructuring charges, net	$92	$18

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves during the first quarter of fiscal 2013 is summarized as follows:

	Balance at September 28, 2012	Charges	Utilization	Changes in Estimate	Currency Translation	Balance at December 28, 2012
	(in millions)
Fiscal 2013 Actions:
Employee severance	$—	$90	$(2)	$—	$—	$88
Facilities exit costs	—	1	—	—	—	1
Other	—	1	—	—	—	1

Total	—	92	(2)	—	—	90

Fiscal 2012 Actions:
Employee severance	79	—	(12)	(3)	1	65
Facilities exit costs	1	—	—	—	—	1
Other	1	1	—	—	—	2

Total	81	1	(12)	(3)	1	68

Pre-Fiscal 2012 Actions:
Employee severance	51	—	(7)	(13)	2	33
Facilities exit costs	28	1	(2)	—	—	27
Other	1	—	—	(1)	—	—

Total	80	1	(9)	(14)	2	60

Total Activity	$161	$94	$(23)	$(17)	$3	$218

  Fiscal 2013 Actions

        During fiscal 2013, we initiated several restructuring programs associated with headcount reductions across all segments, and manufacturing site closures in the Consumer Solutions and Network Solutions segments. In connection with these actions, during the quarter ended December 28, 2012, we recorded restructuring charges of $105 million primarily related to employee severance and benefits and the impairment of fixed assets in connection with exited manufacturing sites' product lines. We expect to complete all restructuring activities commenced in fiscal 2013 by the end of fiscal 2014 and to incur total charges of approximately $139 million. Cash spending related to this plan was $2 million in the first quarter of fiscal 2013; we expect cash spending to be approximately $54 million and $47 million in fiscal 2013 and 2014, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        The following table summarizes charges incurred and total charges expected to be incurred for fiscal 2013 actions by segment:

	Charges Incurred For the Quarter Ended December 28, 2012	Total Charges Expected to be Incurred
	(in millions)
Transportation Solutions	$11	$12
Network Solutions	25	26
Industrial Solutions	19	20
Consumer Solutions	50	81

Total	$105	$139

  Fiscal 2012 Actions

        During fiscal 2012, we initiated several restructuring programs resulting in headcount reductions across all segments. Also, we initiated restructuring programs in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS ("Deutsch"). During the quarter ended December 30, 2011, we recorded net restructuring charges of $22 million primarily related to employee severance and benefits. We do not expect to incur any additional expense related to restructuring activities commenced in fiscal 2012. Cash spending related to this plan was $12 million in the first quarter of fiscal 2013; we expect cash spending to be approximately $70 million and $10 million in fiscal 2013 and 2014, respectively.

        The following table summarizes cumulative charges incurred for fiscal 2012 actions by segment:

Cumulative Charges Incurred
(in millions)
Transportation Solutions	$29
Network Solutions	56
Industrial Solutions	26
Consumer Solutions	20

Total	$131

  Pre-Fiscal 2012 Actions

        During fiscal 2011, we initiated restructuring programs which were primarily associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions-in-force across all segments as a result of economic conditions. In connection with these actions, during the quarters ended December 28, 2012 and December 30, 2011, we recorded net restructuring credits of $13 million and

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

$4 million, respectively, primarily related to employee severance and benefits. We do not expect to incur any additional expense related to restructuring activities commenced in fiscal 2011.

        During fiscal 2002, we recorded restructuring charges primarily related to a significant downturn in the telecommunications industry and certain other end markets. These actions have been completed. As of December 28, 2012, the remaining restructuring reserves related to the fiscal 2002 actions were $27 million and primarily related to exited lease facilities in the Subsea Communications business in the Network Solutions segment. We expect that the remaining reserves will continue to be paid out over the expected terms of the obligations which range from one to twenty years, the latest ending in fiscal 2022.

        Cash spending related to pre-fiscal 2012 actions was $9 million in the first quarter of fiscal 2013; we expect cash spending to be approximately $36 million in fiscal 2013.

  Restructuring Reserves

        Total restructuring reserves by segment were as follows:

	December 28, 2012	September 28, 2012
	(in millions)
Transportation Solutions	$37	$32
Network Solutions	93	77
Industrial Solutions	30	33
Consumer Solutions	58	19

Restructuring reserves	$218	$161

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	December 28, 2012	September 28, 2012
	(in millions)
Accrued and other current liabilities	$179	$118
Other liabilities	39	43

Restructuring reserves	$218	$161

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations

        The following table presents net sales, pre-tax income (loss), pre-tax loss on sale, and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Net sales from discontinued operations	$—	$139

Pre-tax income (loss) from discontinued operations	$(1)	$30
Pre-tax loss on sale of discontinued operations	(2)	—
Income tax (expense) benefit	1	(8)

Income (loss) from discontinued operations, net of income taxes	$(2)	$22

        During fiscal 2012, we sold our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria and were included in discontinued operations in fiscal 2012. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the former Communications and Industrial Solutions segment and the Network Solutions segment, respectively.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2012. The Wireless Systems business, which met the held for sale and discontinued operations criteria, was a component of the former Wireless Systems segment.

4. Inventories

        Inventories consisted of the following:

	December 28, 2012	September 28, 2012
	(in millions)
Raw materials	$279	$282
Work in progress	581	573
Finished goods	908	896
Inventoried costs on long-term contracts	40	57

Inventories	$1,808	$1,808

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions	Total
	(in millions)
September 28, 2012(2)	$793	$981	$1,876	$658	$4,308
Currency translation	3	4	6	3	16

December 28, 2012(2)	$796	$985	$1,882	$661	$4,324

(1)
In connection with our change in segment structure, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding the new segment structure.

(2)
At December 28, 2012 and September 28, 2012, accumulated impairment losses for the Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions segments were $2,191 million, $1,236 million, $641 million, and $607 million, respectively.

6. Intangible Assets, Net

        Intangible assets were as follows:

	December 28, 2012			September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,147	$(455)	$692	$1,146	$(439)	$707
Customer relationships	655	(56)	599	655	(44)	611
Other	76	(42)	34	76	(42)	34

Total	$1,878	$(553)	$1,325	$1,877	$(525)	$1,352

        Intangible asset amortization expense was $28 million and $15 million for the quarters ended December 28, 2012 and December 30, 2011, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2013	$84
Fiscal 2014	111
Fiscal 2015	111
Fiscal 2016	111
Fiscal 2017	111
Fiscal 2018	110
Thereafter	687

Total	$1,325

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Debt

        Debt was as follows:

	December 28, 2012	September 28, 2012
	(in millions)
6.00% senior notes due 2012	$—	$714
5.95% senior notes due 2014	300	300
1.60% senior notes due 2015	250	250
6.55% senior notes due 2017	731	732
4.875% senior notes due 2021	273	274
3.50% senior notes due 2022	498	498
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	89	90
Commercial paper, at a weighted-average interest rate of 0.41% and 0.40%, respectively	350	300
Other	72	78

Total debt(1)	3,038	3,711
Less current maturities of long-term debt(2)	351	1,015

Long-term debt	$2,687	$2,696

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the effects of fair value hedge-designated interest rate swaps.

(2)
The current maturities of long-term debt at December 28, 2012 was comprised of commercial paper and a portion of amounts shown as other. The current maturities of long-term debt at September 28, 2012 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. This facility expires in June 2016. TEGSA had no borrowings under the Credit Facility at December 28, 2012 and September 28, 2012.

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

        In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and outstanding commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC prior to its acquisition in December 2010.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Debt (Continued)

        We have used, and continue to use, derivative instruments to manage interest rate risk. See Note 10 for additional information.

        The fair value of our debt, based on indicative valuations, was approximately $3,357 million and $4,034 million at December 28, 2012 and September 28, 2012, respectively.

8. Guarantees

  Tax Sharing Agreement

        Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International Ltd. ("Tyco International"). On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under Accounting Standards Codification 460, Guarantees.

        At December 28, 2012, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $241 million of which $228 million was reflected in other liabilities and $13 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 28, 2012, the liability was $241 million and consisted of $227 million in other liabilities and $14 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $241 million remains sufficient to satisfy these expected obligations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Guarantees (Continued)

  Other Matters

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not expect that these uncertainties will have a material adverse effect on our results of operations, financial position, or cash flows.

        At December 28, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $343 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at December 28, 2012 and September 28, 2012 were $48 million.

9. Commitments and Contingencies

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

        At December 28, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

  Income Taxes

        In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Covidien's, and Tyco International's respective rights, responsibilities, and obligations after the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 8 for additional information regarding the Tax Sharing Agreement.

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first quarter of fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS in our fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, or cash flows.

        During the first quarter of fiscal 2013, we made payments of $35 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

through 2000. Over the next twelve months, we expect net cash receipts of approximately $12 million, inclusive of related indemnification receipts and payments, in connection with these pre-separation tax matters.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

        At December 28, 2012 and September 28, 2012, we have reflected $36 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 28, 2012, we concluded that it was probable that we would incur remedial costs in the range of $13 million to $24 million. As of December 28, 2012, we concluded that the best estimate within this range is $14 million, of which $5 million is included in accrued and other current liabilities and $9 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

10. Financial Instruments

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

        We expect that significantly all of the balance in accumulated other comprehensive income associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Interest Rate and Investment Risk Management

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps ("swaptions") to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swap contracts to manage earnings exposure on certain non-qualified deferred compensation liabilities.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,437 million and $2,981 million at December 28, 2012 and September 28, 2012, respectively. We reclassified foreign exchange gains of $2 million and $52 million during the quarters ended December 28, 2012 and December 30, 2011, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At December 28, 2012 and September 28, 2012, our commodity hedges had notional values of $268 million and $246 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below:

	December 28, 2012		September 28, 2012
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$1	$2	$1
Interest rate swaps	25	—	26	—
Commodity swap contracts	4	7	18	1

Total derivatives designated as hedging instruments	30	8	46	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	3	6	2	2
Investment swaps	—	—	1	—

Total derivatives not designated as hedging instruments	3	6	3	2

Total derivatives	$33	$14	$49	$4

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and totaled $7 million and $19 million at December 28, 2012 and September 28, 2012, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $26 million and $30 million at December 28, 2012 and September 28, 2012, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and totaled $13 million and $4 million at December 28, 2012 and September 28, 2012, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $1 million at December 28, 2012; there were no derivatives in other liabilities at September 28, 2012.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended
Derivatives Designated as Fair Value Hedges	Location	December 28, 2012	December 30, 2011
		(in millions)
Interest rate swaps(1)	Interest expense	$1	$2

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps designated as fair value hedges in place at December 28, 2012 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended December 28, 2012:
Foreign currency contracts	$—	Cost of sales	$1	Cost of sales	$—
Commodity swap contracts	(17)	Cost of sales	3	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(2)	Interest expense	—

Total	$(17)		$2		$—

For the Quarter Ended December 30, 2011:
Foreign currency contracts	$(3)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(4)	Cost of sales	10	Cost of sales	—
Interest rate swaps(1)	(1)	Interest expense	(1)	Interest expense	—

Total	$(8)		$9		$—

(1)
During the quarter ended December 28, 2012, there were no outstanding interest rate swaps designated as cash flow hedges; amounts reclassified from accumulated other comprehensive income into interest expense during the quarter related to forward starting interest rate swaps designated as cash flow hedges that were terminated in January 2012 and September 2007. During the quarter ended December 30, 2011, interest rate swaps designated as cash flow hedges in place resulted in a loss of $1 million in other comprehensive income related to the effective portions of the hedges during the period. Amounts reclassified from accumulated other comprehensive income into interest expense during the quarter ended December 30, 2011 related to forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007.

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended
Derivatives not Designated as Hedging Instruments	Location	December 28, 2012	December 30, 2011
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(1)	$(32)
Investment swaps	Selling, general, and administrative expenses	—	3

Total		$(1)	$(29)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

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

11. Fair Value Measurements

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Fair Value Measurements (Continued)

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
				Fair Value
Description	Level 1	Level 2	Level 3
	(in millions)
December 28, 2012:
Assets:
Commodity swap contracts	$4	$—	$—	$4
Interest rate swaps	—	25	—	25
Foreign currency contracts(1)	—	4	—	4
Rabbi trust assets	4	79	—	83

Total assets at fair value	$8	$108	$—	$116

Liabilities:
Commodity swap contracts	$7	$—	$—	$7
Foreign currency contracts(1)	—	7	—	7

Total liabilities at fair value	$7	$7	$—	$14

September 28, 2012:
Assets:
Commodity swap contracts	$18	$—	$—	$18
Interest rate swaps	—	26	—	26
Investment swap contracts	—	1	—	1
Foreign currency contracts(1)	—	4	—	4
Rabbi trust assets	4	79	—	83

Total assets at fair value	$22	$110	$—	$132

Liabilities:
Commodity swap contracts	$1	$—	$—	$1
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$1	$3	$—	$4

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 10 for a reconciliation of amounts to the Condensed Consolidated Balance Sheets.

        There have been no changes in the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis during fiscal 2013.

        The majority of the derivatives that we enter into are valued using over-the-counter quoted market prices for similar instruments. We do not believe that the fair values of these derivative instruments differ materially from the amounts that would be realized upon settlement or maturity.

        As of December 28, 2012 and September 28, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis or non-financial assets or liabilities that were measured at fair value.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Fair Value Measurements (Continued)

  Other Financial Instruments

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 7 for disclosure of the fair value of long-term debt. There have been no changes in the valuation methodologies used for other financial instruments during fiscal 2013.

12. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in millions)
Service cost	$2	$2	$15	$13
Interest cost	11	13	18	19
Expected return on plan assets	(15)	(15)	(18)	(13)
Amortization of net actuarial loss	9	10	10	8
Amortization of prior service credit	—	—	(2)	(2)

Net periodic pension benefit cost	$7	$10	$23	$25

        The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters ended December 28, 2012 and December 30, 2011.

        We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2013 of $4 million for U.S. plans and $97 million for non-U.S. plans. During the quarter ended December 28, 2012, we contributed $1 million to our U.S. plans and $20 million to our non-U.S. plans.

        We anticipate that we will make contributions to our postretirement benefit plans of $2 million in fiscal 2013. During the quarter ended December 28, 2012, contributions to our postretirement benefit plans were insignificant.

13. Income Taxes

        We recorded an income tax benefit of $245 million and a tax provision of $88 million for the quarters ended December 28, 2012 and December 30, 2011, respectively. The benefit for the quarter ended December 28, 2012 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000, partially offset by charges related to adjustments to prior year income tax returns and the estimated impacts of certain intercompany dividends. The provision for the quarter ended December 30, 2011 reflects income tax expense associated with certain non-U.S. tax rate changes enacted during the quarter.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 28, 2012, we had recorded $963 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $944 million was recorded in income taxes and $19 million was recorded in accrued and other current liabilities. As of September 28, 2012, the balance of accrued interest and penalties was $1,335 million, of which $1,299 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. The decrease in the accrued interest and penalties from fiscal year end 2012 is due mainly to the effective settlement of all undisputed tax matters for the period 1997 through 2000. During the quarter ended December 28, 2012, we recognized $320 million of benefit related to interest and penalties on the Condensed Consolidated Statement of Operations.

        For tax years 1997 through 2004, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. During fiscal 2011, the IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. See Note 9 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $75 million of unrecognized income tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 28, 2012.

14. Other Income (Expense), Net

        During the quarter ended December 28, 2012, we recorded other expense of $226 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 8 for further information regarding the Tax Sharing Agreement. The expense in the quarter ended December 28, 2012 is primarily related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 9 for additional information.

15. Earnings Per Share

        Basic earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for potentially dilutive unexercised share options and non-vested restricted and

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Earnings Per Share (Continued)

performance share awards ("Dilutive Share Awards"). The following table sets forth the denominators of the basic and diluted earnings per share computations:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Weighted-average shares outstanding:
Basic	422	425
Dilutive Share Awards	4	4

Diluted	426	429

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Share options not included in the computation totaled 7 million and 16 million for the quarters ended December 28, 2012 and December 30, 2011, respectively.

16. Equity

  Distribution to Shareholders

        During the first quarter of fiscal 2013, we paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares. This capital reduction reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.77 (equivalent to $0.65).

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At December 28, 2012 and September 28, 2012, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $88 million and $178 million, respectively.

  Share Repurchase Program

        During the first quarter of fiscal 2013, we repurchased approximately 5 million of our common shares for $178 million under our share repurchase authorization. During the first quarter of fiscal 2012, we did not purchase any of our common shares. At December 28, 2012, we had $1,129 million of availability remaining under our share repurchase authorization.

17. Share Plans

        Total share-based compensation expense during the first quarters of fiscal 2013 and 2012 totaled $21 million and $17 million, respectively. These expenses were primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. As of December 28, 2012, there was $184 million of unrecognized compensation cost related to share-based awards. The cost is expected to be recognized over a weighted-average period of 2.2 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Share Plans (Continued)

        During the first quarter of fiscal 2013, we granted 2.8 million share options, 1.5 million restricted share awards, and 0.3 million performance share awards as part of our annual incentive plan grant. The weighted-average grant date fair values for share options, restricted share awards, and performance share awards were $8.57, $34.05, and $34.05, respectively.

        Performance share awards, which are generally in the form of performance share units, are granted with pay-out subject to vesting requirements and certain performance conditions that are determined at the time of grant. Based on our performance, the pay-out of performance share units can range from 0% to 200% of the number of units originally granted. Certain employees who receive performance share awards also are granted an opportunity to earn additional performance shares subject to the attainment of additional performance criteria which are set at the time of grant. Attainment of the performance criteria will result in an additional pay-out of performance share units equal to 100% of the performance share units paid out under the original performance share award. The grant date fair value of performance share awards is expensed over the period of performance once achievement of the performance criteria is deemed probable. Recipients of performance share units have no voting rights but do receive dividend equivalents. Performance share awards generally vest after a period of three years as determined by the management development and compensation committee of the board of directors. There were no performance share awards outstanding at September 28, 2012.

        As of December 28, 2012, we had 22 million shares available for issuance under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, and 3 million shares available for issuance primarily under the TE Connectivity Ltd. 2010 Stock and Incentive Plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	34%
Risk free interest rate	0.9%
Expected annual dividend per share	$0.84
Expected life of options (in years)	6.0

18. Segment Data

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. See Note 1 for additional information regarding our new segment structure.

        The following segment information reflects the new segment reporting structure. Prior period segment results have been restated to conform to the new segment structure.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Segment Data (Continued)

        Net sales and operating income (loss) by segment were as follows:

	Net Sales(1)		Operating Income (Loss)
	For the Quarters Ended		For the Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in millions)
Transportation Solutions	$1,264	$1,231	$192	$184
Network Solutions	734	802	36	59
Industrial Solutions	700	685	70	90
Consumer Solutions	436	452	(5)	28

Total	$3,134	$3,170	$293	$361

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	December 28, 2012	September 28, 2012
	(in millions)
Transportation Solutions	$2,836	$2,871
Network Solutions	1,757	1,853
Industrial Solutions	1,539	1,561
Consumer Solutions	1,074	1,079

Total segment assets(1)	7,206	7,364
Other current assets	1,734	2,352
Other non-current assets	9,196	9,590

Total assets	$18,136	$19,306

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

19. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,134	$—	$3,134
Cost of sales	—	—	2,145	—	2,145

Gross margin	—	—	989	—	989
Selling, general, and administrative expenses	41	1	386	—	428
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	92	—	92

Operating income (loss)	(41)	(1)	335	—	293
Interest income	—	—	4	—	4
Interest expense	—	(34)	(3)	—	(37)
Other income, net	—	—	(226)	—	(226)
Equity in net income of subsidiaries	323	345	—	(668)	—
Equity in net loss of subsidiaries from discontinued operations	(2)	(2)	—	4	—
Intercompany interest and fees	(3)	13	(10)	—	—

Income from continuing operations before income taxes	277	321	100	(664)	34
Income tax benefit	—	—	245	—	245

Income from continuing operations	277	321	345	(664)	279
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	277	321	343	(664)	277
Other comprehensive income	27	27	24	(51)	27

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$304	$348	$367	$(715)	$304

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,170	$—	$3,170
Cost of sales	—	—	2,227	—	2,227

Gross margin	—	—	943	—	943
Selling, general, and administrative expenses	16	1	366	—	383
Research, development, and engineering expenses	—	—	177	—	177
Acquisition and integration costs	—	2	2	—	4
Restructuring and other charges, net	—	—	18	—	18

Operating income (loss)	(16)	(3)	380	—	361
Interest income	—	—	5	—	5
Interest expense	—	(37)	(2)	—	(39)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	256	280	—	(536)	—
Equity in net income of subsidiaries from discontinued operations	22	22	—	(44)	—
Intercompany interest and fees	(2)	16	(14)	—	—

Income from continuing operations before income taxes	260	278	370	(580)	328
Income tax expense	—	—	(88)	—	(88)

Income from continuing operations	260	278	282	(580)	240
Income from discontinued operations, net of income taxes	—	—	22	—	22

Net income	260	278	304	(580)	262
Less: net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	260	278	302	(580)	260
Other comprehensive loss	(178)	(178)	(178)	356	(178)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$82	$100	$124	$(224)	$82

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$972	$—	$972
Accounts receivable, net	—	—	2,211	—	2,211
Inventories	—	—	1,808	—	1,808
Intercompany receivables	23	—	28	(51)	—
Prepaid expenses and other current assets	2	3	469	—	474
Deferred income taxes	—	—	288	—	288

Total current assets	25	3	5,776	(51)	5,753
Property, plant, and equipment, net	—	—	3,187	—	3,187
Goodwill	—	—	4,324	—	4,324
Intangible assets, net	—	—	1,325	—	1,325
Deferred income taxes	—	—	2,317	—	2,317
Investment in subsidiaries	8,263	17,428	—	(25,691)	—
Intercompany loans receivable	11	2,830	9,122	(11,963)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	954	—	954
Other assets	—	40	236	—	276

Total Assets	$8,299	$20,301	$27,241	$(37,705)	$18,136

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$350	$1	$—	$351
Accounts payable	1	—	1,263	—	1,264
Accrued and other current liabilities	132	43	1,209	—	1,384
Deferred revenue	—	—	112	—	112
Intercompany payables	28	—	23	(51)	—

Total current liabilities	161	393	2,608	(51)	3,111
Long-term debt	—	2,527	160	—	2,687
Intercompany loans payable	4	9,118	2,841	(11,963)	—
Long-term pension and postretirement liabilities	—	—	1,348	—	1,348
Deferred income taxes	—	—	448	—	448
Income taxes	—	—	1,881	—	1,881
Other liabilities	—	—	527	—	527

Total Liabilities	165	12,038	9,813	(12,014)	10,002

Total Equity	8,134	8,263	17,428	(25,691)	8,134

Total Liabilities and Equity	$8,299	$20,301	$27,241	$(37,705)	$18,136

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 28, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(51)	$(51)	$495	$—	$393
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(51)	(51)	494	—	392
Cash Flows From Investing Activities:
Capital expenditures	—	—	(126)	—	(126)
Proceeds from sale of property, plant, and equipment	1	—	1	—	2
Change in intercompany loans	—	711	—	(711)	—
Other	—	—	19	—	19

Net cash provided by (used in) investing activities	1	711	(106)	(711)	(105)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	308	4	(312)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	—	—	(714)
Proceeds from exercise of share options	—	—	16	—	16
Repurchase of common shares	(167)	—	—	—	(167)
Payment of cash distributions to shareholders	(91)	—	2	—	(89)
Loan borrowing with parent	—	—	(711)	711	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) continuing financing activities	50	(660)	(1,007)	711	(906)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	50	(660)	(1,006)	711	(905)

Effect of currency translation on cash	—	—	1	—	1
Net decrease in cash and cash equivalents	—	—	(617)	—	(617)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$972	$—	$972

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 30, 2011

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(23)	$(45)	$263	$—	$195
Net cash provided by discontinued operating activities	—	—	12	—	12

Net cash provided by (used in) operating activities	(23)	(45)	275	—	207

Cash Flows From Investing Activities:
Capital expenditures	—	—	(130)	—	(130)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Change in intercompany loans	(16)	(416)	—	432	—
Other	—	—	(1)	—	(1)

Net cash used in investing activities	(16)	(416)	(126)	432	(126)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	135	284	(419)	—	—
Increase in commercial paper	—	179	—	—	179
Proceeds from exercise of share options	—	—	12	—	12
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends	(79)	—	2	—	(77)
Loan borrowing with parent	—	—	432	(432)	—
Other	—	(2)	10	—	8

Net cash provided by continuing financing activities	39	461	37	(432)	105
Net cash used in discontinued financing activities	—	—	(12)	—	(12)

Net cash provided by financing activities	39	461	25	(432)	93

Effect of currency translation on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	171	—	171
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$1,389	$—	$1,389

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

Overview

        TE Connectivity Ltd. ("TE Connectivity" or the "Company", which may be referred to as "we," "us," or "our") is a world leader in connectivity. We design and manufacture products at the heart of electronic connections for a broad array of industries including automotive, energy and industrial, broadband communications, consumer devices, healthcare, and aerospace and defense. We help our customers solve the need for more energy efficiency, always-on communications, and ever-increasing productivity.

        As discussed in Note 1 to the Condensed Consolidated Financial Statements, effective for the first quarter of fiscal 2013, we reorganized our management and segments to align the organization around our strategy. We now operate through four reportable segments: Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions. Prior period segment results have been restated to conform to the new segment reporting structure.

        Our business and operating results have been and will continue to be affected by global economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Our net sales declined 1.1% overall and 4.4% on an organic basis in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. On an organic basis, we experienced declines in our sales into industrial and infrastructure based markets, primarily as a result of weakness in the industrial and subsea communications end markets in our Industrial Solutions and Network Solutions segments, respectively. Also, on an organic basis, we experienced declines in our sales into consumer based markets, with decreases in both the Transportation Solutions and Consumer Solutions segments. The acquisition of Deutsch Group SAS ("Deutsch") in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions and Industrial Solutions segments, respectively. Deutsch contributed net sales of $148 million in the first quarter of fiscal 2013.

  Outlook

        Net sales in the second quarter of fiscal 2013 are expected to be between $3.2 billion and $3.3 billion. Net sales declines in our Network Solutions and Consumer Solutions segments are expected to be offset by growth in the Transportation Solutions and Industrial Solutions segments resulting from the Deutsch acquisition. Deutsch's sales are expected to be approximately $175 million in the second quarter of fiscal 2013. Global automotive production in the second quarter of fiscal 2013 is expected to decrease approximately 4% relative to the second quarter of fiscal 2012. During the second quarter of fiscal 2013, we expect continued weakness in the industrial, data communications, telecom networks, and enterprise networks end markets. Also, we expect lower levels of project activity in the subsea communications end market. In the second quarter of fiscal 2013, we expect diluted earnings per share to be in the range of $0.50 to $0.54 per share.

        For fiscal 2013, we expect net sales to be between $13.3 billion and $13.7 billion, reflecting expected sales increases in the Transportation Solutions segment, and to a lesser degree, the Industrial Solutions and Consumer Solutions segments. The Transportation Solutions and Industrial Solutions segments will benefit from incremental Deutsch sales during the first half of fiscal 2013. We expect global automotive production in fiscal 2013 to be up slightly from fiscal 2012 levels. We expect continued weakness in the industrial, data communications, telecom networks, and enterprise networks end markets in fiscal 2013. For fiscal 2013, we expect diluted earnings per share to be in the range of $2.79 to $2.99 per share.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current economic environment and its potential effects on our customers and on the end markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. (See further discussion in "Liquidity and Capital Resources.")

  Restructuring

        We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of approximately $92 million during the first quarter of fiscal 2013 and expect to incur net restructuring charges of approximately $225 million during fiscal 2013. Cash spending related to restructuring was $23 million during the first quarter of fiscal 2013, and we expect total spending, which will be funded with cash from operations, to be approximately $180 million in fiscal 2013. Annualized cost savings related to these actions are expected to be approximately $85 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

 Results of Operations

Consolidated Operations

        The following table sets forth certain items from our Condensed Consolidated Statements of Operations and the percentage of net sales that such items represent for the periods shown.

	For the Quarters Ended
	December 28, 2012		December 30, 2011
	($ in millions)
Net sales	$3,134	100.0%	$3,170	100.0%
Cost of sales	2,145	68.4	2,227	70.3

Gross margin	989	31.6	943	29.7
Selling, general, and administrative expenses	428	13.7	383	12.1
Research, development, and engineering expenses	171	5.5	177	5.6
Acquisition and integration costs	5	0.2	4	0.1
Restructuring and other charges, net	92	2.9	18	0.6

Operating income	293	9.3	361	11.4
Interest income	4	0.1	5	0.2
Interest expense	(37)	(1.2)	(39)	(1.2)
Other income (expense), net	(226)	(7.2)	1	—

Income from continuing operations before income taxes	34	1.1	328	10.3
Income tax (expense) benefit	245	7.8	(88)	(2.8)

Income from continuing operations	279	8.9	240	7.6
Income (loss) from discontinued operations, net of income taxes	(2)	(0.1)	22	0.7

Net income	277	8.8	262	8.3
Less: net income attributable to noncontrolling interests	—	—	(2)	(0.1)

Net income attributable to TE Connectivity Ltd.	$277	8.8%	$260	8.2%

        Our results of operations were influenced by the following key business factors during the periods discussed in this report:

  •
  Raw material prices.  We expect to purchase approximately 164 million pounds of copper, 136,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2013. Prices have increased in recent years and continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended
	Measure	December 28, 2012	December 30, 2011
Copper	Lb.	$3.57	$3.91
Gold	Troy oz.	$1,678	$1,491
Silver	Troy oz.	$31.63	$33.68
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

        Net Sales.    Net sales decreased $36 million, or 1.1%, to $3,134 million in the first quarter of fiscal 2013 from $3,170 million in the first quarter of fiscal 2012. On an organic basis, net sales decreased $141 million, or 4.4%, in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012 as a result of declines in the Network Solutions and Industrial Solutions segments, and to a lesser degree, the Consumer Solutions and Transportation Solutions segments. Deutsch, which was acquired on April 3, 2012, contributed net sales of $148 million in the first quarter of fiscal 2013. Foreign currency exchange rates negatively affected net sales by $43 million, or 1.4%, in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Asia-Pacific	34%	36%
Europe/Middle East/Africa (EMEA)	33	33
Americas	33	31

Total	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Asia-Pacific	$(64)	(5.7)%	$1	$9	$(54)	(4.8)%
EMEA	(55)	(5.2)	(39)	70	(24)	(2.3)
Americas	(22)	(2.2)	(5)	69	42	4.3

Total	$(141)	(4.4)%	$(43)	$148	$(36)	(1.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Transportation Solutions	40%	39%
Network Solutions	24	25
Industrial Solutions	22	22
Consumer Solutions	14	14

Total	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Transportation Solutions	$(12)	(1.0)%	$(25)	$70	$33	2.7%
Network Solutions	(63)	(7.8)	(5)	—	(68)	(8.5)
Industrial Solutions	(55)	(8.0)	(8)	78	15	2.2
Consumer Solutions	(11)	(2.4)	(5)	—	(16)	(3.5)

Total	$(141)	(4.4)%	$(43)	$148	$(36)	(1.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $46 million to $989 million in the first quarter of fiscal 2013 from $943 million in the first quarter of fiscal 2012. The increase in gross margin resulted primarily from the favorable impacts of manufacturing productivity gains partially offset by the unfavorable impacts of price erosion and product mix. Gross margin as a percentage of net sales increased to 31.6% in the first quarter of fiscal 2013 from 29.7% in the same period of fiscal 2012.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $45 million to $428 million in the first quarter of fiscal 2013 from $383 million in the first quarter of fiscal 2012. Additional selling, general, and administrative expenses of Deutsch were partially offset by expense reductions achieved through cost control measures. Selling, general, and administrative expenses as a percentage of net sales were 13.7% and 12.1% in the first quarters of fiscal 2013 and 2012, respectively.

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $5 million and $4 million during the first quarters of fiscal 2013 and 2012, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $92 million in the first quarter of fiscal 2013 as compared to $18 million in the same period of fiscal 2012. During fiscal 2013, we initiated several restructuring programs associated with headcount reductions across all segments, and manufacturing site closures in the Consumer Solutions and Network Solutions segments. During fiscal 2012, we initiated several restructuring programs resulting in headcount reductions across all segments. Also, we initiated restructuring programs associated with the acquisition of Deutsch. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the first quarter of fiscal 2013, operating income was $293 million as compared to $361 million in the first quarter of fiscal 2012. As discussed above, results for the first quarter of fiscal 2013 included $92 million of net restructuring and other charges and $5 million of acquisition and integration costs. Results for the first quarter of fiscal 2012 included $18 million of net restructuring and other charges and $4 million of acquisition costs. Excluding these items, operating income increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

Non-Operating Items

  Other Income (Expense), Net

        During the quarter ended December 28, 2012, we recorded other expense of $226 million pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). See Note 8 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement. The expense in the quarter ended December 28, 2012 is primarily related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

  Income Taxes

        We recorded an income tax benefit of $245 million and a tax provision of $88 million for the quarters ended December 28, 2012 and December 30, 2011, respectively. The benefit for the quarter ended December 28, 2012 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000, partially offset by charges related to adjustments to prior year income tax returns and the estimated impacts of certain intercompany dividends. The provision for the quarter ended December 30, 2011 reflects income tax expense associated with certain non-U.S. tax rate changes enacted during the quarter.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations was $2 million and income from discontinued operations was $22 million in the first quarters of fiscal 2013 and 2012, respectively.

        During fiscal 2012, we sold our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria and were included in discontinued operations in fiscal 2012.

        On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2012.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	($ in millions)
Net sales	$1,264	$1,231
Operating income	$192	$184
Operating margin	15.2%	14.9%

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(2)		Translation(3)	Acquisition	Total
	($ in millions)
Automotive	$(12)	(1.0)%	$(25)	$70	$33	2.7%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

(2)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(3)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Net sales in our Transportation Solutions segment increased $33 million, or 2.7%, to $1,264 million in the first quarter of fiscal 2013 from $1,231 million in the first quarter of fiscal 2012. Organic net sales decreased by $12 million, or 1.0%, in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $25 million, or 2.0%, in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed net sales of $70 million in the first quarter of fiscal 2013.

        In the automotive end market, our organic net sales decreased 1.0% in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. The decrease was due primarily to declines of 3.7% in the EMEA region and 2.8% in the Asia-Pacific region, partially offset by growth of 8.6% in the Americas region. In the EMEA region, declines resulted from decreased automotive production. In the Asia-Pacific region, increased demand in China was more than offset by declines in Japan. Growth in the Americas region was attributable to increased consumer demand.

        Operating income in our Transportation Solutions segment increased $8 million to $192 million in the first quarter of fiscal 2013 from $184 million the first quarter of fiscal 2012. Segment results for the first quarter of fiscal 2013 included $10 million of net restructuring and other charges and $3 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first quarter of fiscal 2012 included $2 million of acquisition costs and $1 million of net restructuring and other charges. Excluding these items, operating income increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The increase resulted primarily from lower material costs and manufacturing productivity gains partially offset by price erosion and unfavorable product mix.

  Network Solutions

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	($ in millions)
Net sales	$734	$802
Operating income	$36	$59
Operating margin	4.9%	7.4%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Telecom Networks	38%	38%
Data Communications	27	26
Enterprise Networks	20	20
Subsea Communications	15	16

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(1)		Translation(2)	Total
	($ in millions)
Telecom Networks	$(17)	(5.6)%	$(3)	$(20)	(6.6)%
Data Communications	(10)	(4.6)	(1)	(11)	(5.2)
Enterprise Networks	(13)	(7.7)	(1)	(14)	(8.8)
Subsea Communications	(23)	(17.6)	—	(23)	(17.6)

Total	$(63)	(7.8)%	$(5)	$(68)	(8.5)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Net sales in our Network Solutions segment decreased $68 million, or 8.5%, to $734 million in the first quarter of fiscal 2013 from $802 million in the first quarter of fiscal 2012. Organic net sales decreased $63 million, or 7.8%, in the first quarter of fiscal 2013 from the first quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $5 million, or 0.7%, in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012.

        In the telecom networks end market, our organic net sales decreased 5.6% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 due primarily to market weakness and decreased capital investments by customers, particularly in the Asia and EMEA regions. In the data communications end market, our organic net sales decreased 4.6% in the first quarter of fiscal 2013 from the first quarter of fiscal 2012 as a result of a decline in demand from our customers in the server and wireless equipment markets. In the enterprise networks end market, our organic net sales decreased 7.7% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 with declines resulting primarily from market slowdowns in North America and the Asia-Pacific region. Organic net sales in the subsea communications end market decreased 17.6% in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012 due to lower levels of project activity.

        In the first quarter of fiscal 2013, operating income in the Network Solutions segment decreased $23 million to $36 million from $59 million in the first quarter of fiscal 2012. Segment results included net restructuring and other charges of $24 million and $6 million in the first quarters of fiscal 2013 and

2012, respectively. Excluding these items, operating income decreased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The decrease was attributable to price erosion, unfavorable product mix, the unfavorable impact of lower volume, and increased materials costs, partially offset by manufacturing productivity gains.

  Industrial Solutions

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	($ in millions)
Net sales	$700	$685
Operating income	$70	$90
Operating margin	10.0%	13.1%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Industrial	38%	46%
Aerospace, Defense, and Marine	35	25
Energy	27	29

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Industrial	$(43)	(13.4)%	$(4)	$—	$(47)	(14.8)%
Aerospace, Defense, and Marine	(5)	(3.0)	(1)	78	72	42.1
Energy	(7)	(3.3)	(3)	—	(10)	(5.1)

Total	$(55)	(8.0)%	$(8)	$78	$15	2.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Net sales in our Industrial Solutions segment increased $15 million, or 2.2%, to $700 million in the first quarter of fiscal 2013 from $685 million in the first quarter of fiscal 2012. Organic net sales decreased $55 million, or 8.0%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $8 million, or 1.2%, in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed net sales of $78 million in the first quarter of fiscal 2013.

        In the industrial end market, our organic net sales decreased 13.4% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 due to continued market weakness across all regions, particularly in the Asia-Pacific and EMEA regions. In the aerospace, defense, and marine end market, our organic net sales decreased 3.0% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 as a slowdown in defense spending was partially offset by increased production in the commercial aviation market and growth in the marine market resulting from increased oil and gas exploration. In the energy end market, our organic net sales decreased 3.3% in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012 as a result of market declines in the Americas and EMEA regions.

        Operating income in the Industrial Solutions segment decreased $20 million to $70 million in the first quarter of fiscal 2013 from $90 million in the first quarter of fiscal 2012. Segment results for the first quarter of fiscal 2013 included $12 million of net restructuring and other charges and $2 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first quarter of fiscal 2012 included $8 million of net restructuring and other charges and $2 million of acquisition costs. Excluding these items, operating income decreased in the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. The decrease resulted from the unfavorable impacts of lower volume and, to a lesser degree, unfavorable materials costs and product mix, partially offset by manufacturing productivity gains.

  Consumer Solutions

	For the Quarters Ended
	December 28, 2012		December 30, 2011
	($ in millions)
Net sales	$436		$452
Operating income (loss)	$(5)		$28
Operating margin	NM	(1)	6.2%

(1)
Not meaningful.

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2012	December 30, 2011
Consumer Devices	63%	62%
Appliance	37	38

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2012 versus Net Sales for the Quarter Ended December 30, 2011
	Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(4)	(1.4)%	$(3)	$(7)	(2.5)%
Appliance	(7)	(4.0)	(2)	(9)	(5.3)

Total	$(11)	(2.4)%	$(5)	$(16)	(3.5)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        In the first quarter of fiscal 2013, net sales in our Consumer Solutions segment decreased $16 million, or 3.5%, to $436 million from $452 million in the first quarter of fiscal 2012. Organic net sales decreased $11 million, or 2.4%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $5 million, or 1.1%, in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

        In the consumer devices end market, our organic net sales decreased 1.4% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 due to market weakness in the personal computer market, partially offset by increased demand in the mobile phone and tablet markets. In the appliance end market, our organic net sales decreased 4.0% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 due primarily to market share losses in the Asia-Pacific region partially offset by market growth in the Americas region.

        The Consumer Solutions segment had an operating loss of $5 million in the first quarter of fiscal 2013 compared to income of $28 million in the first quarter of fiscal 2012. Segment results included net restructuring and other charges of $46 million and $3 million in the first quarters of fiscal 2013 and 2012, respectively. Excluding these items, operating income increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The increase resulted from manufacturing productivity gains partially offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Net cash provided by operating activities	$392	$207
Net cash used in investing activities	(105)	(126)
Net cash provided by (used in) financing activities	(905)	93
Effect of currency translation on cash	1	(3)

Net increase (decrease) in cash and cash equivalents	$(617)	$171

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

  Cash Flows from Operating Activities

        In the first quarter of fiscal 2013, net cash provided by continuing operating activities increased $198 million to $393 million from $195 million in the first quarter of fiscal 2012. The increase resulted from improved working capital, partially offset by higher income taxes paid.

        The amount of income taxes paid, net of refunds, was $84 million and $53 million during the first quarters of fiscal 2013 and 2012, respectively. Cash payments during the first quarters of fiscal 2013 and 2012 included $35 million and $9 million, respectively, for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. We expect net cash receipts related to pre-separation tax matters of approximately $12 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement, as well as indemnification receipts from and payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 9 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our performance and ability to generate cash. Free cash flow was $304 million in the first quarter of fiscal 2013 as compared to $79 million in the first quarter of fiscal 2012. The increase was primarily driven by improved working capital, partially offset by higher income taxes paid. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Quarters Ended
	December 28, 2012	December 30, 2011
	(in millions)
Net cash provided by continuing operating activities	$393	$195
Capital expenditures	(126)	(130)
Proceeds from sale of property, plant, and equipment	2	5
Payments related to pre-separation U.S. tax matters, net	35	9

Free cash flow	$304	$79

  Cash Flows from Investing Activities

        In the first quarter of fiscal 2013, capital spending decreased $4 million to $126 million from $130 million in the first quarter of fiscal 2012. We expect fiscal 2013 capital spending levels to be approximately 4 to 5% of net sales. We believe our capital funding levels are adequate to support new programs and to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

  Cash Flows from Financing Activities and Capitalization

        Total debt at December 28, 2012 and September 28, 2012 was $3,038 million and $3,711 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility"), with total commitments of $1,500 million. This facility expires in June 2016. TEGSA had no borrowings under the Credit Facility at December 28, 2012 and September 28, 2012.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 28, 2012, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and outstanding commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC Telecommunication, Inc. prior to its acquisition in December 2010.

        Payment of common share dividends and cash distributions to shareholders were $89 million and $77 million in the first quarters of fiscal 2013 and 2012, respectively. During the first quarter of fiscal 2013, we paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares. This capital reduction reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.77 (equivalent to $0.65).

        In November 2012, our board of directors approved a recommendation to increase the quarterly dividend 19%, from $0.21 to $0.25 per share, for the four fiscal quarters beginning with the third quarter of fiscal 2013. This recommendation will be presented for shareholder approval at our annual general meeting of shareholders in March 2013.

        During the first quarter of fiscal 2013, we repurchased approximately 5 million of our common shares for $178 million under our share repurchase authorization. During the first quarter of fiscal 2012, we did not purchase any of our common shares. At December 28, 2012, we had $1,129 million of availability remaining under our share repurchase authorization.

Backlog

        At December 28, 2012, we had a backlog of unfilled orders of $2,576 million compared to a backlog of $2,633 million at September 28, 2012. Backlog by reportable segment was as follows:

	December 28, 2012	September 28, 2012
	(in millions)
Transportation Solutions	$908	$874
Network Solutions	647	744
Industrial Solutions	745	743
Consumer Solutions	276	272

Total	$2,576	$2,633

Commitments and Contingencies

Income Tax Matters

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first quarter of fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS in our fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, or cash flows.

        During the first quarter of fiscal 2013, we made payments of $35 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. Over the next twelve months, we expect net cash receipts of approximately $12 million, inclusive of related indemnification receipts and payments, in connection with these pre-separation tax matters.

        The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

        At December 28, 2012 and September 28, 2012, we have reflected $36 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

        At December 28, 2012, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not expect that these uncertainties will have a material adverse effect on our results of operations, financial position, or cash flows.

        At December 28, 2012, we had outstanding letters of credit and letters of guarantee in the amount of $343 million.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 9 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees, and, accordingly, liabilities amounting to $241 million were recorded on the Condensed Consolidated Balance Sheet at December 28, 2012. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the quarter ended December 28, 2012, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  Ability to achieve cost savings from restructurings;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2013. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 28, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2012.

Deutsch Acquisition

        We acquired Deutsch on April 3, 2012. We excluded the Deutsch operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending September 28, 2012 in accordance with Securities and Exchange Commission guidance regarding the reporting of internal control over financial reporting in connection with a recent acquisition. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. We are in the process of integrating the Deutsch operations within our internal control structure.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 28, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 28, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29 - October 26, 2012	971	$33.58	—	$1,307,097,437
October 27 - November 30, 2012	2,733,597	34.44	2,487,067	1,221,336,284
December 1 - December 28, 2012	2,532,934	36.35	2,532,900	1,129,276,827

Total	5,267,502	$35.36	5,019,967

(1)
This column includes the following transactions which occurred during the quarter ended December 28, 2012:

(i)
the acquisition of 247,535 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
the purchase of 5,019,967 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007, which transactions occurred in open market purchases.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed November 30, 2012)
3.2	Organizational Regulations of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.2 to TE Connectivity's Current Report on Form 8-K, filed January 11, 2013)
10.1	Form of Performance Stock Unit Award Terms and Conditions*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 28, 2012, filed on January 25, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 28, 2012, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 25, 2013