Form 10-Q
period 2013-03-29
TE Connectivity Ltd.
filed 2013-04-24
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2013
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

              The number of common shares outstanding as of April 22, 2013 was 415,427,375.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions, except per share data)
Net sales	$3,265	$3,249	$6,399	$6,419
Cost of sales	2,213	2,228	4,358	4,455

Gross margin	1,052	1,021	2,041	1,964
Selling, general, and administrative expenses	438	427	866	810
Research, development, and engineering expenses	171	173	342	350
Acquisition and integration costs	3	4	8	8
Restructuring and other charges, net	81	32	173	50

Operating income	359	385	652	746
Interest income	5	7	9	12
Interest expense	(35)	(44)	(72)	(83)
Other income (expense), net	9	11	(217)	12

Income from continuing operations before income taxes	338	359	372	687
Income tax (expense) benefit	(60)	(91)	185	(179)

Income from continuing operations	278	268	557	508
Income (loss) from discontinued operations, net of income taxes	(1)	(10)	(3)	12

Net income	277	258	554	520
Less: net income attributable to noncontrolling interests	—	(1)	—	(3)

Net income attributable to TE Connectivity Ltd.	$277	$257	$554	$517

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$278	$267	$557	$505
Income (loss) from discontinued operations	(1)	(10)	(3)	12

Net income	$277	$257	$554	$517

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.66	$0.63	$1.32	$1.19
Income (loss) from discontinued operations	—	(0.03)	(0.01)	0.02
Net income	0.66	0.60	1.32	1.21
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.66	$0.62	$1.31	$1.17
Income (loss) from discontinued operations	—	(0.02)	(0.01)	0.03
Net income	0.65	0.60	1.30	1.20
Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.21	$0.18	$0.42	$0.36
Weighted-average number of shares outstanding:
Basic	420	427	421	426
Diluted	424	431	425	430

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Net income	$277	$258	$554	$520
Other comprehensive income (loss):
Currency translation	(122)	114	(93)	(59)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	11	11	23	21
Gain (loss) on cash flow hedges, net of income taxes	(11)	14	(25)	(1)

Other comprehensive income (loss)	(122)	139	(95)	(39)

Comprehensive income	155	397	459	481
Less: comprehensive income attributable to noncontrolling interests	—	(1)	—	(3)

Comprehensive income attributable to TE Connectivity Ltd.	$155	$396	$459	$478

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 29, 2013	September 28, 2012
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,073	$1,589
Accounts receivable, net of allowance for doubtful accounts of $48 and $41, respectively	2,214	2,343
Inventories	1,803	1,808
Prepaid expenses and other current assets	486	474
Deferred income taxes	288	289

Total current assets	5,864	6,503
Property, plant, and equipment, net	3,114	3,213
Goodwill	4,279	4,308
Intangible assets, net	1,291	1,352
Deferred income taxes	2,339	2,460
Receivable from Tyco International Ltd. and Covidien plc	963	1,180
Other assets	290	290

Total Assets	$18,140	$19,306

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$715	$1,015
Accounts payable	1,348	1,292
Accrued and other current liabilities	1,732	1,576
Deferred revenue	106	121

Total current liabilities	3,901	4,004
Long-term debt	2,315	2,696
Long-term pension and postretirement liabilities	1,312	1,353
Deferred income taxes	448	448
Income taxes	1,899	2,311
Other liabilities	532	517

Total Liabilities	10,407	11,329

Commitments and contingencies (Note 9)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 439,092,124 shares authorized and issued, CHF 0.57 and CHF 0.97 par value, respectively	193	193
Contributed surplus	6,416	6,837
Accumulated earnings	1,750	1,196
Treasury shares, at cost, 22,310,014 and 16,408,049 shares, respectively	(766)	(484)
Accumulated other comprehensive income	134	229

Total TE Connectivity Ltd. shareholders' equity	7,727	7,971
Noncontrolling interests	6	6

Total Equity	7,733	7,977

Total Liabilities and Equity	$18,140	$19,306

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 29, 2013	March 30, 2012
	(in millions)
Cash Flows From Operating Activities:
Net income	$554	$520
(Income) loss from discontinued operations, net of income taxes	3	(12)

Income from continuing operations	557	508
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Tax sharing (income) expense	216	(13)
Depreciation and amortization	310	279
Deferred income taxes	93	78
Provision for losses on accounts receivable and inventories	39	35
Share-based compensation expense	40	35
Other	34	(2)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	49	(16)
Inventories	(74)	(9)
Inventoried costs on long-term contracts	6	(5)
Prepaid expenses and other current assets	(36)	101
Accounts payable	107	(46)
Accrued and other current liabilities	(52)	(188)
Income taxes	(451)	(67)
Deferred revenue	(15)	(44)
Long-term pension and postretirement liabilities	9	20
Other	7	10

Net cash provided by continuing operating activities	839	676
Net cash provided by (used in) discontinued operating activities	(2)	53

Net cash provided by operating activities	837	729

Cash Flows From Investing Activities:
Capital expenditures	(253)	(270)
Proceeds from sale of property, plant, and equipment	4	7
Other	17	(7)

Net cash used in continuing investing activities	(232)	(270)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	(232)	(271)

Cash Flows From Financing Activities:
Net increase in commercial paper	50	569
Proceeds from long-term debt	—	748
Repayment of long-term debt	(714)	—
Proceeds from exercise of share options	86	48
Repurchase of common shares	(365)	(17)
Payment of common share dividends and cash distributions to shareholders	(177)	(153)
Other	(2)	40

Net cash provided by (used in) continuing financing activities	(1,122)	1,235
Net cash provided by (used in) discontinued financing activities	2	(52)

Net cash provided by (used in) financing activities	(1,120)	1,183

Effect of currency translation on cash	(1)	7
Net increase (decrease) in cash and cash equivalents	(516)	1,648
Cash and cash equivalents at beginning of period	1,589	1,218

Cash and cash equivalents at end of period	$1,073	$2,866

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

              The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") have been prepared in United States Dollars, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

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

    Segment Structure

              Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. We expect the realignment to enable us to better meet our customers' needs and optimize our efficiency. The following represents our current segment structure:

  •
  Transportation Solutions—this segment consists of our Automotive business;

  •
  Network Solutions—the Telecom Networks, Data Communications, Enterprise Networks, and Subsea Communications businesses are presented in this segment;

  •
  Industrial Solutions—this segment contains our Industrial, Aerospace, Defense, and Marine, and Energy businesses; and

  •
  Consumer Solutions—our Consumer Devices and Appliance businesses are encompassed in this segment.

    Reclassifications

              We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

2. Restructuring and Other Charges, Net

              Restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Restructuring charges, net	$86	$32	$178	$50
Gain on divestiture	(5)	—	(5)	—

	$81	$32	$173	$50

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

Restructuring Charges, Net

              Charges to operations by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Transportation Solutions	$18	$—	$28	$1
Network Solutions	31	24	55	30
Industrial Solutions	21	1	33	9
Consumer Solutions	16	7	62	10

Restructuring charges, net	$86	$32	$178	$50

              Activity in our restructuring reserves during the first six months of fiscal 2013 is summarized as follows:

	Balance at September 28, 2012	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at March 29, 2013
	(in millions)
Fiscal 2013 Actions:
Employee severance	$—	$171	$—	$(26)	$—	$(2)	$143
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	23	—	—	(23)	—	—

Total	—	196	—	(27)	(23)	(2)	144

Fiscal 2012 Actions:
Employee severance	79	1	(7)	(28)	—	—	45
Facility and other exit costs	2	1	—	(1)	—	—	2
Property, plant, and equipment	—	2	—	—	(2)	—	—

Total	81	4	(7)	(29)	(2)	—	47

Pre-Fiscal 2012 Actions:
Employee severance	51	—	(15)	(12)	—	2	26
Facility and other exit costs	29	1	(1)	(4)	—	(1)	24

Total	80	1	(16)	(16)	—	1	50

Total Activity	$161	$201	$(23)	$(72)	$(25)	$(1)	$241

    Fiscal 2013 Actions

              During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during the six months ended March 29, 2013, we recorded restructuring charges of $196 million primarily related to employee severance and benefits and fixed assets in connection with exited manufacturing sites' product lines. We expect to complete all restructuring activities commenced in fiscal 2013 by the end of fiscal 2014 and to incur total charges of approximately $232 million. Cash spending related to this program was $27 million in the first six months of fiscal 2013.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

              The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by type:

	Total Expected Charges	Charges Incurred For the Six Months Ended March 29, 2013	Remaining Expected Charges
	(in millions)
Employee severance	$176	$171	$5
Facility and other exit costs	8	2	6
Property, plant, and equipment	48	23	25

Total	$232	$196	$36

              The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by segment:

	Total Expected Charges	Charges Incurred For the Six Months Ended March 29, 2013	Remaining Expected Charges
	(in millions)
Transportation Solutions	$31	$28	$3
Network Solutions	64	61	3
Industrial Solutions	47	40	7
Consumer Solutions	90	67	23

Total	$232	$196	$36

    Fiscal 2012 Actions

              During fiscal 2012, we initiated a restructuring program resulting in headcount reductions across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS ("Deutsch"). During the six months ended March 29, 2013 and March 30, 2012, we recorded net restructuring credits of $3 million and charges of $50 million, respectively, primarily related to employee severance and benefits. We do not expect to incur any additional expense related to restructuring programs commenced in fiscal 2012. Cash spending related to these programs was $29 million in the first six months of fiscal 2013.

              The following table summarizes expected and incurred charges for fiscal 2012 programs by type:

		Charges Incurred
	Total Expected Charges	For the Six Months Ended March 29, 2013	For Fiscal 2012
	(in millions)
Employee severance	$119	$(6)	$125
Facility and other exit costs	4	1	3
Property, plant, and equipment	5	2	3

Total	$128	$(3)	$131

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

              The following table summarizes expected and incurred charges for fiscal 2012 programs by segment:

		Charges Incurred
	Total Expected Charges	For the Six Months Ended March 29, 2013	For Fiscal 2012
	(in millions)
Transportation Solutions	$30	$1	$29
Network Solutions	53	(3)	56
Industrial Solutions	25	(1)	26
Consumer Solutions	20	—	20

Total	$128	$(3)	$131

    Pre-Fiscal 2012 Actions

              During fiscal 2011, we initiated a restructuring program which was primarily associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and related headcount reductions in the Network Solutions segment. Additionally, we increased reductions-in-force across all segments as a result of economic conditions. During fiscal 2010, we initiated a restructuring program primarily related to headcount reductions in the Transportation Solutions segment. We do not expect to incur any additional expense related to restructuring programs commenced in fiscal 2011 and 2010.

              In connection with pre-fiscal 2012 programs, during the six months ended March 29, 2013, we recorded net restructuring credits of $15 million, primarily related to employee severance and benefits. Cash spending related to pre-fiscal 2012 programs was $16 million in the first six months of fiscal 2013.

    Restructuring Reserves

              Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	March 29, 2013	September 28, 2012
	(in millions)
Accrued and other current liabilities	$200	$118
Other liabilities	41	43

Restructuring reserves	$241	$161

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations

              The following table presents net sales, pre-tax income (loss), pre-tax loss on sale, and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Net sales from discontinued operations	$—	$140	$—	$279

Pre-tax income (loss) from discontinued operations	$—	$(15)	$(1)	$15
Pre-tax loss on sale of discontinued operations	(2)	—	(4)	—
Income tax (expense) benefit	1	5	2	(3)

Income (loss) from discontinued operations, net of income taxes	$(1)	$(10)	$(3)	$12

              During fiscal 2012, we sold our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria and were included in discontinued operations. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the TE Professional Services business down to its estimated fair value less costs to sell. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the former Communications and Industrial Solutions segment and the Network Solutions segment, respectively.

              On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the six months ended March 30, 2012. The Wireless Systems business, which met the held for sale and discontinued operations criteria, was a component of the former Wireless Systems segment.

4. Inventories

              Inventories consisted of the following:

	March 29, 2013	September 28, 2012
	(in millions)
Raw materials	$268	$282
Work in progress	586	573
Finished goods	899	896
Inventoried costs on long-term contracts	50	57

Inventories	$1,803	$1,808

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Goodwill

              The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions	Total
	(in millions)
September 28, 2012(2)	$793	$981	$1,876	$658	$4,308
Currency translation and other	(4)	(13)	(10)	(2)	(29)

March 29, 2013(2)	$789	$968	$1,866	$656	$4,279

(1)
In connection with our change in segment structure, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our current segment structure.

(2)
At March 29, 2013 and September 28, 2012, accumulated impairment losses for the Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions segments were $2,191 million, $1,236 million, $641 million, and $607 million, respectively.

6. Intangible Assets, Net

              Intangible assets were as follows:

	March 29, 2013			September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,144	$(470)	$674	$1,146	$(439)	$707
Customer relationships	652	(67)	585	655	(44)	611
Other	41	(9)	32	76	(42)	34

Total	$1,837	$(546)	$1,291	$1,877	$(525)	$1,352

              Intangible asset amortization expense was $28 million and $14 million for the quarters ended March 29, 2013 and March 30, 2012, respectively, and $56 million and $29 million for the six months ended March 29, 2013 and March 30, 2012, respectively.

              The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2013	$55
Fiscal 2014	111
Fiscal 2015	110
Fiscal 2016	110
Fiscal 2017	110
Fiscal 2018	110
Thereafter	685

Total	$1,291

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Debt

              Debt was as follows:

	March 29, 2013	September 28, 2012
	(in millions)
6.00% senior notes due 2012	$—	$714
5.95% senior notes due 2014	300	300
1.60% senior notes due 2015	250	250
6.55% senior notes due 2017	730	732
4.875% senior notes due 2021	272	274
3.50% senior notes due 2022	498	498
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	89	90
Commercial paper, at a weighted-average interest rate of 0.32% and 0.40%, respectively	350	300
Other	66	78

Total debt(1)	3,030	3,711
Less current maturities of long-term debt(2)	715	1,015

Long-term debt	$2,315	$2,696

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the effects of fair value hedge-designated interest rate swaps.

(2)
The current maturities of long-term debt at March 29, 2013 was comprised of the 5.95% senior notes due 2014, commercial paper, and a portion of amounts shown as other. The current maturities of long-term debt at September 28, 2012 was comprised of the 6.00% senior notes due 2012, commercial paper, and a portion of amounts shown as other.

              Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in June 2016. TEGSA had no borrowings under the Credit Facility at March 29, 2013 and September 28, 2012.

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

              The fair value of our debt, based on indicative valuations, was approximately $3,317 million and $4,034 million at March 29, 2013 and September 28, 2012, respectively.

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

              At March 29, 2013, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $241 million of which $225 million was reflected in other liabilities and $16 million was reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 28, 2012, the liability was $241 million and consisted of $227 million in other liabilities and $14 million in accrued and other current liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

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

              At March 29, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $359 million.

              In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

              We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at March 29, 2013 and September 28, 2012 were $42 million and $48 million, respectively.

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

              At March 29, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

    Income Taxes

              In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

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

              During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first six months of fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

              The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS in our third quarter of fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, or cash flows.

              During the first six months of fiscal 2013, we made payments of $67 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. Over the next twelve months, we expect net cash receipts of approximately $36 million, inclusive of related indemnification receipts and payments, in connection with these pre-separation tax matters.

              The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

              During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

              At March 29, 2013 and September 28, 2012, we have reflected $13 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

              We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

    Environmental Matters

              We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 29, 2013, we concluded that it was probable that we would incur remedial costs in the range of $13 million to $24 million. As of March 29, 2013, we concluded that the best estimate within this range is $14 million, of which $3 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

    Interest Rate and Investment Risk Management

              We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps ("swaptions") to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swaps to manage earnings exposure on certain non-qualified deferred compensation liabilities.

    Hedges of Net Investment

              We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,062 million and $2,981 million at March 29, 2013 and September 28, 2012, respectively. We reclassified foreign exchange gains of $63 million and $8 million during the quarters ended March 29, 2013 and March 30, 2012, respectively, and gains of $65 million and $60 million during the six months ended March 29, 2013 and March 30, 2012, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

    Commodity Hedges

              As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

              At March 29, 2013 and September 28, 2012, our commodity hedges had notional values of $266 million and $246 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

    Derivative Instrument Summary

              The fair value of our derivative instruments is summarized below:

	March 29, 2013		September 28, 2012
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$—	$4	$2	$1
Interest rate swaps	23	—	26	—
Commodity swap contracts(3)	1	15	18	1

Total derivatives designated as hedging instruments	24	19	46	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	6	5	2	2
Investment swaps	3	—	1	—

Total derivatives not designated as hedging instruments	9	5	3	2

Total derivatives	$33	$24	$49	$4

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and totaled $10 million and $19 million at March 29, 2013 and September 28, 2012, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $23 million and $30 million at March 29, 2013 and September 28, 2012, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and totaled $21 million and $4 million at March 29, 2013 and September 28, 2012, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $3 million at March 29, 2013; there were no derivatives in other liabilities at September 28, 2012.

(3)
Contracts are presented gross without regard to any right of offset that exists.

              The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives Designated as Fair Value Hedges	Location	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
		(in millions)
Interest rate swaps(1)	Interest expense	$1	$1	$2	$3

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at March 29, 2013 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

              The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarters ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges
	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended March 29, 2013:
Foreign currency contracts	$(4)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(14)	Cost of sales	(3)	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(3)	Interest expense	—

Total	$(18)		$(6)		$—

For the Quarter Ended March 30, 2012:
Foreign currency contracts	$2	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	18	Cost of sales	4	Cost of sales	—
Interest rate swaps and swaptions(1)	(4)	Interest expense	(3)	Interest expense	—

Total	$16		$—		$—

(1)
During the quarter ended March 29, 2013, there were no outstanding interest rate swaps designated as cash flow hedges. During the quarter ended March 30, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges for a cash payment of $24 million. Prior to the termination, a loss of $2 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Also during the quarter ended March 30, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. Amounts recognized as interest expense due to ineffectiveness following the termination of all swaps in fiscal 2012 were not material. Losses reclassified from accumulated other comprehensive income to interest expense during the quarters ended March 29, 2013 and March 30, 2012 include the instruments terminated in January 2012 as well as certain forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007.

              The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the six months ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges
	Amount	Location	Amount	Location	Amount
	(in millions)
For the Six Months Ended March 29, 2013:
Foreign currency contracts	$(4)	Cost of sales	$1	Cost of sales	$—
Commodity swap contracts	(31)	Cost of sales	—	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(5)	Interest expense	—

Total	$(35)		$(4)		$—

For the Six Months Ended March 30, 2012:
Foreign currency contracts	$(1)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	14	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(4)	Interest expense	—

Total	$8		$9		$—

(1)
During the six months ended March 29, 2013, there were no outstanding interest rate swaps designated as cash flow hedges. During the six months ended March 30, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

    hedges for a cash payment of $24 million. Prior to the termination, a loss of $3 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Also during the six months ended March 30, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. Amounts recognized as interest expense due to ineffectiveness following the termination of all swaps in fiscal 2012 were not material. Losses reclassified from accumulated other comprehensive income to interest expense during the six months ended March 29, 2013 and March 30, 2012 include the instruments terminated in January 2012 as well as certain forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007.

                  The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Six Months Ended
Derivatives not Designated as Hedging Instruments
	Location	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$2	$11	$1	$(21)
Investment swaps	Selling, general, and administrative expenses	4	4	4	7

Total		$6	$15	$5	$(14)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Fair Value Measurements (Continued)

              Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
Description	Level 1	Level 2	Level 3	Fair Value
	(in millions)
March 29, 2013:
Assets:
Commodity swap contracts(1)	$1	$—	$—	$1
Interest rate swaps	—	23	—	23
Investment swaps	—	3	—	3
Foreign currency contracts(1)	—	6	—	6
Rabbi trust assets	3	80	—	83

Total assets at fair value	$4	$112	$—	$116

Liabilities:
Commodity swap contracts(1)	$15	$—	$—	$15
Foreign currency contracts(1)	—	9	—	9

Total liabilities at fair value	$15	$9	$—	$24

September 28, 2012:
Assets:
Commodity swap contracts(1)	$18	$—	$—	$18
Interest rate swaps	—	26	—	26
Investment swaps	—	1	—	1
Foreign currency contracts(1)	—	4	—	4
Rabbi trust assets	4	79	—	83

Total assets at fair value	$22	$110	$—	$132

Liabilities:
Commodity swap contracts(1)	$1	$—	$—	$1
Foreign currency contracts(1)	—	3	—	3

Total liabilities at fair value	$1	$3	$—	$4

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

              As of March 29, 2013 and September 28, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis or non-financial assets or liabilities that were measured at fair value.

              During the second quarter of fiscal 2012, we used significant other observable inputs (level 2) to calculate an impairment charge related to the TE Professional Services business. See Note 3 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Fair Value Measurements (Continued)

    Other Financial Instruments

              Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 7 for disclosure of the fair value of long-term debt. There have been no changes in the valuation methodologies used for other financial instruments during fiscal 2013.

12. Retirement Plans

              The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Service cost	$1	$1	$15	$13
Interest cost	12	13	18	19
Expected return on plan assets	(15)	(14)	(18)	(14)
Other(1)	9	11	8	6

Net periodic pension benefit cost	$7	$11	$23	$24

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Service cost	$3	$3	$30	$26
Interest cost	23	26	36	38
Expected return on plan assets	(30)	(29)	(36)	(27)
Other(1)	18	21	16	12

Net periodic pension benefit cost	$14	$21	$46	$49

(1)
Other consists primarily of amortization of net actuarial losses.

              The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters and six months ended March 29, 2013 and March 30, 2012.

              During the six months ended March 29, 2013, we contributed $50 million to our non-U.S. pension plans and insignificant amounts to our U.S. pension plans and postretirement benefit plans.

13. Income Taxes

              We recorded tax provisions of $60 million and $91 million for the quarters ended March 29, 2013 and March 30, 2012, respectively. The provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

non-U.S. locations partially offset by charges related to adjustments to prior year income tax returns. In addition, the provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the extension of the U.S. research and development credit for fiscal 2012 enacted in January 2013 through the American Taxpayer Relief Act of 2012. The tax provision for the quarter ended March 30, 2012 reflects tax benefits recognized due to the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations.

              We recorded an income tax benefit of $185 million and a tax provision of $179 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The benefit for the six months ended March 29, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the provision for the six months ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations partially offset by charges related to adjustments to prior year income tax returns. The provision for the six months ended March 30, 2012 reflects income tax expense associated with certain non-U.S. tax rate changes enacted during the quarter ended December 30, 2011.

              We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 29, 2013, we had recorded $965 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $963 million was recorded in income taxes and $2 million was recorded in accrued and other current liabilities. As of September 28, 2012, the balance of accrued interest and penalties was $1,335 million, of which $1,299 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. The decrease in the accrued interest and penalties from fiscal year end 2012 is due mainly to the effective settlement of all undisputed tax matters for the period 1997 through 2000. During the six months ended March 29, 2013, we recognized $300 million of benefit related to interest and penalties on the Condensed Consolidated Statement of Operations.

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

              Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $45 million of unrecognized income tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

              We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 29, 2013.

14. Other Income (Expense), Net

              We recorded net other income of $9 million and $11 million in the quarters ended March 29, 2013 and March 30, 2012, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 8 for further information regarding the Tax Sharing Agreement.

              We recorded net other expense of $217 million and net other income of $12 million in the six months ended March 29, 2013 and March 30, 2012, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net expense in the six months ended March 29, 2013 includes $231 million

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Other Income (Expense), Net (Continued)

related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 9 for additional information.

15. Earnings Per Share

              The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Weighted-average shares outstanding:
Basic	420	427	421	426
Dilutive impact of share-based compensation arrangements	4	4	4	4

Diluted	424	431	425	430

              Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Share options not included in the computation totaled 5 million and 6 million for the quarters ended March 29, 2013 and March 30, 2012, respectively, and 6 million and 11 million for the six months ended March 29, 2013 and March 30, 2012, respectively.

16. Equity

    Common Shares

              In March 2013, our shareholders reapproved and extended through March 6, 2015 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

    Common Shares Held in Treasury

              In March 2013, our shareholders approved the cancellation of 10,564,817 shares purchased under our share repurchase program during the period from December 31, 2011 to December 28, 2012. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register and is not yet reflected on the Condensed Consolidated Balance Sheet.

    Distribution to Shareholders

              We paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares in each of the first and second quarters of fiscal 2013. These capital reductions reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.57 (equivalent to $0.44).

              In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments of $0.25 per share beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Equity (Continued)

              Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At March 29, 2013 and September 28, 2012, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $417 million and $178 million, respectively.

    Share Repurchase Program

              During the first six months of fiscal 2013, we repurchased approximately 11 million of our common shares for $409 million under our share repurchase authorization. During the first six months of fiscal 2012, we did not purchase any of our common shares. At March 29, 2013, we had $898 million of availability remaining under our share repurchase authorization.

17. Share Plans

              Total share-based compensation expense was $19 million and $18 million during the quarters ended March 29, 2013 and March 30, 2012, respectively, and $40 million and $35 million during the six months ended March 29, 2013 and March 30, 2012, respectively. These expenses were primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. As of March 29, 2013, there was $162 million of unrecognized compensation cost related to share-based awards. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

              As of March 29, 2013, we had 26 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

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

18. Segment Data

              Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. See Note 1 for additional information regarding our segment structure.

              The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment structure.

              Net sales by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Transportation Solutions	$1,385	$1,274	$2,649	$2,505
Network Solutions	725	815	1,459	1,617
Industrial Solutions	736	711	1,436	1,396
Consumer Solutions	419	449	855	901

Total(1)	$3,265	$3,249	$6,399	$6,419

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

              Operating income by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Transportation Solutions	$241	$196	$433	$380
Network Solutions	19	53	55	112
Industrial Solutions	78	104	148	194
Consumer Solutions	21	32	16	60

Total	$359	$385	$652	$746

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Segment Data (Continued)

              Segment assets and a reconciliation of segment assets to total assets were as follows:

	March 29, 2013	September 28, 2012
	(in millions)
Transportation Solutions	$2,833	$2,877
Network Solutions	1,752	1,857
Industrial Solutions	1,516	1,549
Consumer Solutions	1,030	1,081

Total segment assets(1)	7,131	7,364
Other current assets	1,847	2,352
Other non-current assets	9,162	9,590

Total assets	$18,140	$19,306

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 29, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,265	$—	$3,265
Cost of sales	—	—	2,213	—	2,213

Gross margin	—	—	1,052	—	1,052
Selling, general, and administrative expenses	33	2	403	—	438
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	81	—	81

Operating income (loss)	(33)	(2)	394	—	359
Interest income	—	—	5	—	5
Interest expense	—	(34)	(1)	—	(35)
Other income, net	—	—	9	—	9
Equity in net income of subsidiaries	315	337	—	(652)	—
Equity in net loss of subsidiaries from discontinued operations	(1)	(1)	—	2	—
Intercompany interest and fees	(4)	14	(10)	—	—

Income from continuing operations before income taxes	277	314	397	(650)	338
Income tax expense	—	—	(60)	—	(60)

Income from continuing operations	277	314	337	(650)	278
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	277	314	336	(650)	277
Other comprehensive loss	(122)	(122)	(124)	246	(122)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$155	$192	$212	$(404)	$155

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,249	$—	$3,249
Cost of sales	—	—	2,228	—	2,228

Gross margin	—	—	1,021	—	1,021
Selling, general, and administrative expenses, net	39	(50)	438	—	427
Research, development, and engineering expenses	—	—	173	—	173
Acquisition costs	—	—	4	—	4
Restructuring and other charges, net	—	—	32	—	32

Operating income (loss)	(39)	50	374	—	385
Interest income	—	—	7	—	7
Interest expense	—	(43)	(1)	—	(44)
Other income, net	—	—	11	—	11
Equity in net income of subsidiaries	309	285	—	(594)	—
Equity in net loss of subsidiaries of discontinued operations	(10)	(10)	—	20	—
Intercompany interest and fees	(3)	17	(14)	—	—

Income from continuing operations before income taxes	257	299	377	(574)	359
Income tax expense	—	—	(91)	—	(91)

Income from continuing operations	257	299	286	(574)	268
Loss from discontinued operations, net of income taxes	—	—	(10)	—	(10)

Net income	257	299	276	(574)	258
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	257	299	275	(574)	257
Other comprehensive income	139	139	140	(279)	139

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$396	$438	$415	$(853)	$396

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 29, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,399	$—	$6,399
Cost of sales	—	—	4,358	—	4,358

Gross margin	—	—	2,041	—	2,041
Selling, general, and administrative expenses	74	3	789	—	866
Research, development, and engineering expenses	—	—	342	—	342
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	173	—	173

Operating income (loss)	(74)	(3)	729	—	652
Interest income	—	—	9	—	9
Interest expense	—	(68)	(4)	—	(72)
Other expense, net	—	—	(217)	—	(217)
Equity in net income of subsidiaries	638	682	—	(1,320)	—
Equity in net loss of subsidiaries from discontinued operations	(3)	(3)	—	6	—
Intercompany interest and fees	(7)	27	(20)	—	—

Income from continuing operations before income taxes	554	635	497	(1,314)	372
Income tax benefit	—	—	185	—	185

Income from continuing operations	554	635	682	(1,314)	557
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	554	635	679	(1,314)	554
Other comprehensive loss	(95)	(95)	(100)	195	(95)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$459	$540	$579	$(1,119)	$459

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,419	$—	$6,419
Cost of sales	—	—	4,455	—	4,455

Gross margin	—	—	1,964	—	1,964
Selling, general, and administrative expenses, net	55	(49)	804	—	810
Research, development, and engineering expenses	—	—	350	—	350
Acquisition costs	—	2	6	—	8
Restructuring and other charges, net	—	—	50	—	50

Operating income (loss)	(55)	47	754	—	746
Interest income	—	—	12	—	12
Interest expense	—	(80)	(3)	—	(83)
Other income, net	—	—	12	—	12
Equity in net income of subsidiaries	565	565	—	(1,130)	—
Equity in net income of subsidiaries of discontinued operations	12	12	—	(24)	—
Intercompany interest and fees	(5)	33	(28)	—	—

Income from continuing operations before income taxes	517	577	747	(1,154)	687
Income tax expense	—	—	(179)	—	(179)

Income from continuing operations	517	577	568	(1,154)	508
Income from discontinued operations, net of income taxes	—	—	12	—	12

Net income	517	577	580	(1,154)	520
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	517	577	577	(1,154)	517
Other comprehensive loss	(39)	(39)	(38)	77	(39)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$478	$538	$539	$(1,077)	$478

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 29, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,073	$—	$1,073
Accounts receivable, net	—	—	2,214	—	2,214
Inventories	—	—	1,803	—	1,803
Intercompany receivables	21	—	32	(53)	—
Prepaid expenses and other current assets	19	2	465	—	486
Deferred income taxes	—	—	288	—	288

Total current assets	40	2	5,875	(53)	5,864
Property, plant, and equipment, net	—	—	3,114	—	3,114
Goodwill	—	—	4,279	—	4,279
Intangible assets, net	—	—	1,291	—	1,291
Deferred income taxes	—	—	2,339	—	2,339
Investment in subsidiaries	8,215	17,398	—	(25,613)	—
Intercompany loans receivable	11	3,222	9,524	(12,757)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	963	—	963
Other assets	—	37	253	—	290

Total Assets	$8,266	$20,659	$27,638	$(38,423)	$18,140

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$650	$65	$—	$715
Accounts payable	—	—	1,348	—	1,348
Accrued and other current liabilities	497	49	1,186	—	1,732
Deferred revenue	—	—	106	—	106
Intercompany payables	32	—	21	(53)	—

Total current liabilities	529	699	2,726	(53)	3,901
Long-term debt	—	2,225	90	—	2,315
Intercompany loans payable	4	9,520	3,233	(12,757)	—
Long-term pension and postretirement liabilities	—	—	1,312	—	1,312
Deferred income taxes	—	—	448	—	448
Income taxes	—	—	1,899	—	1,899
Other liabilities	—	—	532	—	532

Total Liabilities	533	12,444	10,240	(12,810)	10,407

Total Equity	7,733	8,215	17,398	(25,613)	7,733

Total Liabilities and Equity	$8,266	$20,659	$27,638	$(38,423)	$18,140

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 29, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(68)	$(62)	$969	$—	$839
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(68)	(62)	967	—	837

Cash Flows From Investing Activities:
Capital expenditures	—	—	(253)	—	(253)
Proceeds from sale of property, plant, and equipment	1	—	3	—	4
Change in intercompany loans	—	721	—	(721)	—
Other	—	—	17	—	17

Net cash provided by (used in) investing activities	1	721	(233)	(721)	(232)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	613	5	(618)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	—	—	(714)
Proceeds from exercise of share options	—	—	86	—	86
Repurchase of common shares	(365)	—	—	—	(365)
Payment of cash distributions to shareholders	(181)	—	4	—	(177)
Loan borrowing with parent	—	—	(721)	721	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) continuing financing activities	67	(659)	(1,251)	721	(1,122)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	67	(659)	(1,249)	721	(1,120)

Effect of currency translation on cash	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	(516)	—	(516)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$1,073	$—	$1,073

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 30, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(70)	$(16)	$762	$—	$676
Net cash provided by discontinued operating activities	—	—	53	—	53

Net cash provided by (used in) operating activities	(70)	(16)	815	—	729

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Change in intercompany loans	(16)	(810)	—	826	—
Other	—	—	(7)	—	(7)

Net cash used in continuing investing activities	(16)	(810)	(270)	826	(270)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash used in investing activities	(16)	(810)	(271)	826	(271)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	261	(483)	222	—	—
Net increase in commercial paper	—	569	—	—	569
Proceeds from long-term debt	—	748	—	—	748
Proceeds from exercise of share options	—	—	48	—	48
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends	(158)	—	5	—	(153)
Loan borrowing with parent	—	—	826	(826)	—
Other	—	(8)	48	—	40

Net cash provided by continuing financing activities	86	826	1,149	(826)	1,235
Net cash used in discontinued financing activities	—	—	(52)	—	(52)

Net cash provided by financing activities	86	826	1,097	(826)	1,183

Effect of currency translation on cash	—	—	7	—	7
Net increase in cash and cash equivalents	—	—	1,648	—	1,648
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$2,866	$—	$2,866

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

              As discussed in Note 1 to the Condensed Consolidated Financial Statements, effective for the first quarter of fiscal 2013, we reorganized our management and segments to align the organization around our strategy. We now operate through four reportable segments: Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions. Prior period segment results have been restated to conform to the current segment reporting structure.

              Our business and operating results have been and will continue to be affected by global economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales were flat in the second quarter and first six months of fiscal 2013 as compared to the same periods of fiscal 2012. On an organic basis, net sales decreased 4.0% and 4.2% in the second quarter and first six months of fiscal 2013, respectively, as compared to the same periods of fiscal 2012. On an organic basis, we experienced declines in our sales into industrial- and infrastructure-based markets, primarily as a result of weakness in the industrial and subsea communications end markets in our Industrial Solutions and Network Solutions segments, respectively. Also, on an organic basis, our sales into consumer-based markets were flat. Increases in the automotive end market in the Transportation Solutions segment were offset by declines in the consumer devices and appliance end markets in the Consumer Solutions segment. The acquisition of Deutsch Group SAS ("Deutsch") in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions and Industrial Solutions segments, respectively. In the second quarter and first six months of fiscal 2013, Deutsch contributed net sales of $172 million and $320 million, respectively.

    Outlook

              Net sales in the third quarter of fiscal 2013 are expected to be between $3.325 billion and $3.425 billion. This reflects a decrease in net sales in the Consumer Solutions and Network Solutions segments and, to a lesser degree, the Industrial Solutions segment, partially offset by an increase in net sales in the Transportation Solutions segment, as compared to the third quarter of fiscal 2012. Global automotive production in the third quarter of fiscal 2013 is expected to increase approximately 2% relative to the same period of fiscal 2012. During the third quarter of fiscal 2013, we expect continued weakness in the data communications, industrial, appliance, consumer devices, and telecom networks end markets. Also, we expect lower levels of project activity in the subsea communications end market as compared to the third quarter of fiscal 2012. In the third quarter of fiscal 2013, we expect diluted earnings per share to be in the range of $0.65 to $0.69 per share.

              For fiscal 2013, we expect net sales to be between $13.075 billion and $13.375 billion, reflecting expected sales increases in the Transportation Solutions segment offset by decreases in the Network Solutions and Consumer Solutions segments from fiscal 2012 levels. We expect our sales into the automotive end market to benefit from an anticipated increase in global automotive production of approximately 2% from fiscal 2012 levels. We expect diluted earnings per share to be in the range of $2.80 to $2.92 per share for fiscal 2013.

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

    Restructuring

              We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of approximately $178 million during the first six months of fiscal 2013 and expect to incur net restructuring charges of approximately $275 million during fiscal 2013. Cash spending related to restructuring was $72 million during the first six months of fiscal 2013, and we expect total spending, which will be funded with cash from operations, to be approximately $180 million in fiscal 2013. Annualized cost savings related to these actions are expected to be approximately $100 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

Consolidated Operations

              Our results of operations were influenced by the following key business factors during the periods discussed in this report:

  •
  Raw material prices.  We expect to purchase approximately 168 million pounds of copper, 129,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2013. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Copper	Lb.	$3.58	$3.98	$3.58	$3.94
Gold	Troy oz.	$1,663	$1,596	$1,672	$1,576
Silver	Troy oz.	$30.83	$36.41	$31.23	$34.94

  •
  Foreign exchange.  Approximately 53% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, as compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period.

              Net Sales.    Net sales increased $16 million, or 0.5%, to $3,265 million in the second quarter of fiscal 2013 as compared to $3,249 million in the second quarter of fiscal 2012. On an organic basis, net sales decreased $133 million, or 4.0%, in the second quarter of fiscal 2013 from the same period of fiscal 2012 as increases in the Transportation Solutions segment were more than offset by declines in the Network Solutions, Industrial Solutions, and Consumer Solutions segments. Foreign currency exchange rates negatively affected net sales by $26 million, or 0.9%, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Deutsch, which was acquired on April 3, 2012, contributed net sales of $172 million in the second quarter of fiscal 2013.

              In the first six months of fiscal 2013, net sales decreased $20 million, or 0.3%, to $6,399 million from $6,419 million in the first six months of fiscal 2012. On an organic basis, net sales decreased $272 million, or 4.2%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012 as a result of declines in the Network Solutions and Industrial Solutions segments, and to a lesser degree, the Consumer Solutions segment partially offset by an increase in the Transportation Solutions segment. Foreign currency exchange rates negatively affected net sales by $70 million, or 1.1%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed net sales of $320 million in the first six months of fiscal 2013.

              The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Europe/Middle East/Africa (EMEA)	35%	35%	34%	34%
Asia-Pacific	33	33	34	34
Americas	32	32	32	32

Total	100%	100%	100%	100%

              The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012						Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(1)		Translation(2)	Acquisition/ Divestiture	Total		Organic(1)		Translation(2)	Acquisition/ Divestiture	Total
	($ in millions)
EMEA	$(68)	(5.9)%	$7	$78	$17	1.5%	$(121)	(5.5)%	$(34)	$148	$(7)	(0.3)%
Asia-Pacific	(3)	(0.2)	(23)	15	(11)	(1.0)	(68)	(3.1)	(21)	24	(65)	(2.9)
Americas	(62)	(6.0)	(10)	82	10	1.0	(83)	(4.1)	(15)	150	52	2.6

Total	$(133)	(4.0)%	$(26)	$175	$16	0.5%	$(272)	(4.2)%	$(70)	$322	$(20)	(0.3)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

              The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Transportation Solutions	42%	39%	41%	39%
Network Solutions	22	25	23	25
Industrial Solutions	23	22	23	22
Consumer Solutions	13	14	13	14

Total	100%	100%	100%	100%

              The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012						Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(1)		Translation(2)	Acquisition/ Divestiture	Total		Organic(1)		Translation(2)	Acquisition/ Divestiture	Total
	($ in millions)
Transportation Solutions	$32	2.5%	$(11)	$90	$111	8.7%	$20	0.8%	$(36)	$160	$144	5.7%
Network Solutions	(89)	(10.9)	(4)	3	(90)	(11.0)	(152)	(9.4)	(8)	2	(158)	(9.8)
Industrial Solutions	(53)	(7.4)	(4)	82	25	3.5	(107)	(7.7)	(13)	160	40	2.9
Consumer Solutions	(23)	(5.1)	(7)	—	(30)	(6.7)	(33)	(3.7)	(13)	—	(46)	(5.1)

Total	$(133)	(4.0)%	$(26)	$175	$16	0.5%	$(272)	(4.2)%	$(70)	$322	$(20)	(0.3)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

              Gross Margin.    Gross margin increased $31 million to $1,052 million in the second quarter of fiscal 2013 from $1,021 million in the second quarter of fiscal 2012. In the first six months of fiscal 2013, gross margin increased $77 million to $2,041 million as compared to $1,964 million in the first six months of fiscal 2012. The increases in gross margin resulted primarily from manufacturing productivity gains and, to a lesser degree, lower material costs, partially offset by price erosion. In the second quarter of fiscal 2013, gross margin as a percentage of net sales increased to 32.2% from 31.4% in the same period of fiscal 2012. Gross margin as a percentage of net sales increased to 31.9% in the first six months of fiscal 2013 from 30.6% in the same period of fiscal 2012.

              Selling, General, and Administrative Expenses.    In the second quarter of fiscal 2013, selling, general, and administrative expenses increased $11 million to $438 million from $427 million in the second quarter of fiscal 2012. Selling, general, and administrative expenses increased $56 million to $866 million in the first six months of fiscal 2013 as compared to $810 million in the same period of fiscal 2012. Additional selling, general, and administrative expenses of Deutsch were partially offset by expense reductions achieved through cost control measures.

              Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $3 million and $4 million during the second quarters of fiscal 2013 and 2012, respectively. We incurred acquisition and integration costs of $8 million during both the first six months of fiscal 2013 and 2012.

              Restructuring and Other Charges, Net.    Net restructuring and other charges were $81 million in the second quarter of fiscal 2013 as compared to $32 million in the same period of fiscal 2012. Net restructuring and other charges were $173 million in the first six months of fiscal 2013 as compared to $50 million the first six months of fiscal 2012. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program resulting in headcount reductions across all segments. Also, we initiated a restructuring program associated with the acquisition of Deutsch. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

              Operating Income.    In the second quarter of fiscal 2013, operating income was $359 million as compared to $385 million in the second quarter of fiscal 2012. Results for the second quarter of fiscal 2013 included $81 million of net restructuring and other charges and $3 million of acquisition and integration costs. Results for the second quarter of fiscal 2012 included $32 million of net restructuring and other charges and $4 million of acquisition costs. Excluding these items, operating income increased in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

              Operating income was $652 million and $746 million in the first six months of fiscal 2013 and 2012, respectively. Results for the first six months of fiscal 2013 included $173 million of net restructuring and other charges and $8 million of acquisition and integration costs. Results for the first six months of fiscal 2012 included $50 million of net restructuring and other charges and $8 million of acquisition costs. Excluding these items, operating income increased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

Non-Operating Items

    Other Income (Expense), Net

              We recorded net other income of $9 million and $11 million in the quarters ended March 29, 2013 and March 30, 2012, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). See Note 8 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

              We recorded net other expense of $217 million and net other income of $12 million in the six months ended March 29, 2013 and March 30, 2012, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net expense in the six months ended March 29, 2013 includes $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

    Income Taxes

              We recorded tax provisions of $60 million and $91 million for the quarters ended March 29, 2013 and March 30, 2012, respectively. The provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations partially offset by charges related to adjustments to prior year income tax returns. In addition, the provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the extension of the U.S. research and development credit for fiscal 2012 enacted in January 2013 through the American Taxpayer Relief Act of 2012. The tax provision for the quarter ended March 30, 2012 reflects tax benefits recognized due to the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations.

              We recorded an income tax benefit of $185 million and a tax provision of $179 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The benefit for the six months ended March 29, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the provision for the six months ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations partially offset by charges related to adjustments to prior year income tax returns. The provision for the six months ended March 30, 2012 reflects income tax expense associated with certain non-U.S. tax rate changes enacted during the quarter ended December 30, 2011.

    Income (Loss) from Discontinued Operations, Net of Income Taxes

              Loss from discontinued operations was $1 million and $10 million in the second quarters of fiscal 2013 and 2012, respectively. In the first six months of fiscal 2013 and 2012, loss from discontinued operations was $3 million and income from discontinued operations was $12 million, respectively.

              During fiscal 2012, we sold our Touch Solutions and TE Professional Services businesses. These businesses met the held for sale and discontinued operations criteria and were included in discontinued operations. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the TE Professional Services business down to its estimated fair value less costs to sell.

              On December 27, 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the six months ended March 30, 2012.

              See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

    Transportation Solutions

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in millions)
Net sales	$1,385	$1,274	$2,649	$2,505
Operating income	$241	$196	$433	$380
Operating margin	17.4%	15.4%	16.3%	15.2%

              The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012						Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(2)		Translation(3)	Acquisition	Total		Organic(2)		Translation(3)	Acquisition	Total
	($ in millions)
Automotive	$32	2.5%	$(11)	$90	$111	8.7%	$20	0.8%	$(36)	$160	$144	5.7%

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

    Quarter Ended March 29, 2013 Compared to Quarter Ended March 30, 2012

              Net sales in our Transportation Solutions segment increased $111 million, or 8.7%, to $1,385 million in the second quarter of fiscal 2013 from $1,274 million in the second quarter of fiscal 2012. Organic net sales increased by $32 million, or 2.5%, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $11 million, or 0.9%, in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed net sales of $90 million in the second quarter of fiscal 2013.

              In the automotive end market, our organic net sales increased 2.5% in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. The increase was due primarily to growth of 8.1% in the Americas region and 4.0% in the Asia-Pacific region, partially offset by declines of 1.2% in the EMEA region. Growth in the Americas region was attributable to increased consumer demand. Growth in the Asia-Pacific region results from increased demand in China. In the EMEA region, declines resulted from decreased automotive production.

              In the second quarter of fiscal 2013, operating income in our Transportation Solutions segment increased $45 million to $241 million from $196 million in the second quarter of fiscal 2012. Segment results for the second quarter of fiscal 2013 included $18 million of net restructuring and other charges, of which $2 million related to restructuring programs associated with the acquisition of Deutsch. Segment results for the second quarter of fiscal 2013 also included $1 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the second quarter of fiscal 2012 included $3 million of acquisition costs. Excluding these items, operating income increased in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The increase resulted primarily from higher volume, lower material costs, and manufacturing productivity gains, partially offset by price erosion.

    Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012

              In the first six months of fiscal 2013, net sales in our Transportation Solutions segment increased $144 million, or 5.7%, to $2,649 million from $2,505 million in the first six months of fiscal 2012. Organic net sales increased by $20 million, or 0.8%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $36 million, or 1.4%, in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. Deutsch contributed net sales of $160 million in the first six months of fiscal 2013.

              In the automotive end market, our organic net sales increased 0.8% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The increase was due primarily to growth of 8.3% in the Americas region partially offset by declines of 2.4% in the EMEA region. The Asia-Pacific region was flat. Growth in the Americas region was driven by continued consumer demand resulting in increased vehicle production. In the EMEA region, declines resulted from decreased automotive production. In the Asia-Pacific region, increased demand in China was offset by declines in Japan.

              Operating income in our Transportation Solutions segment increased $53 million to $433 million in the first six months of fiscal 2013 from $380 million in the same period of fiscal 2012. Segment results for the first six months of fiscal 2013 included $28 million of net restructuring and other charges, of which $2 million related to restructuring programs associated with the acquisition of Deutsch. Segment results for the first six months of fiscal 2013 also included $4 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first six months of fiscal 2012 included $5 million of acquisition costs and $1 million of net restructuring and other charges. Excluding these items, operating income increased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The increase resulted primarily from higher volume, lower material costs, and manufacturing productivity gains, partially offset by price erosion.

    Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in millions)
Net sales	$725	$815	$1,459	$1,617
Operating income	$19	$53	$55	$112
Operating margin	2.6%	6.5%	3.8%	6.9%

              The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Telecom Networks	42%	39%	40%	38%
Data Communications	27	26	27	26
Enterprise Networks	20	20	20	20
Subsea Communications	11	15	13	16

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

              The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012						Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$(18)	(5.5)%	$(1)	$—	$(19)	(5.9)%	$(35)	(5.5)%	$(4)	$—	$(39)	(6.3)%
Data Communications	(18)	(8.4)	(1)	3	(16)	(7.6)	(28)	(6.6)	(1)	2	(27)	(6.4)
Enterprise Networks	(14)	(8.6)	(2)	—	(16)	(9.8)	(27)	(8.2)	(3)	—	(30)	(9.3)
Subsea Communications	(39)	(32.2)	—	—	(39)	(32.2)	(62)	(24.6)	—	—	(62)	(24.6)

Total	$(89)	(10.9)%	$(4)	$3	$(90)	(11.0)%	$(152)	(9.4)%	$(8)	$2	$(158)	(9.8)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

    Quarter Ended March 29, 2013 Compared to Quarter Ended March 30, 2012

              Net sales in our Network Solutions segment decreased $90 million, or 11%, to $725 million in the second quarter of fiscal 2013 from $815 million in the second quarter of fiscal 2012. Organic net sales decreased $89 million, or 10.9%, in the second quarter of fiscal 2013 from the same period of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $4 million, or 0.5%, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

              In the telecom networks end market, our organic net sales decreased 5.5% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 due primarily to market weakness and decreased capital investments by customers, particularly in the EMEA region. In the data communications end market, our organic net sales decreased 8.4% in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 as a result of weakness in demand across all regions, particularly in datacenter markets. In the enterprise networks end market, our organic net sales decreased 8.6% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 with declines resulting primarily from market slowdowns in North America and the EMEA region. Organic net sales in the subsea communications end market decreased 32.2% in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012 due to lower levels of project activity.

              In the second quarter of fiscal 2013, operating income in the Network Solutions segment decreased $34 million to $19 million from $53 million in the second quarter of fiscal 2012. Segment results included net restructuring and other charges of $26 million and $24 million in the second quarters of fiscal 2013 and 2012, respectively. Excluding these items, operating income decreased in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The decrease was attributable to lower volume and price erosion, partially offset by manufacturing productivity gains.

    Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012

              In the first six months of fiscal 2013, net sales in our Network Solutions segment decreased $158 million, or 9.8%, to $1,459 million from $1,617 million in the first six months of fiscal 2012. Organic net sales decreased $152 million, or 9.4%, in the first six months of fiscal 2013 from the first six months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $8 million, or 0.5%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012.

              In the telecom networks end market, our organic net sales decreased 5.5% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 due primarily to market weakness and decreased capital investments by customers, particularly in the EMEA and Asia regions. In the data communications end market, our organic net sales decreased 6.6% in the first six months of fiscal 2013 from the same period of fiscal 2012 as a result of weakness in demand across all regions, particularly in datacenter markets. In the enterprise networks end market, our organic net sales decreased 8.2% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 with declines resulting primarily from continued market slowdowns in North America and, to a lesser degree, the EMEA and Asia-Pacific regions. Organic net sales in the subsea communications end market decreased 24.6% in the first six months of fiscal 2013 as compared to the same period of fiscal 2012 due to lower levels of project activity.

              Operating income in the Network Solutions segment decreased $57 million to $55 million in the first six months of fiscal 2013 from $112 million in the first six months of fiscal 2012. Segment results included net restructuring and other charges of $50 million and $30 million in the first six months of fiscal 2013 and 2012, respectively. Excluding these items, operating income decreased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The decrease resulted from lower volume and price erosion, partially offset by manufacturing productivity gains.

    Industrial Solutions

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in millions)
Net sales	$736	$711	$1,436	$1,396
Operating income	$78	$104	$148	$194
Operating margin	10.6%	14.6%	10.3%	13.9%

              The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Industrial	38%	45%	38%	46%
Aerospace, Defense, and Marine	36	25	35	25
Energy	26	30	27	29

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

              The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012						Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Industrial	$(41)	(12.9)%	$(3)	$—	$(44)	(13.7)%	$(84)	(13.2)%	$(7)	$—	$(91)	(14.2)%
Aerospace, Defense, and Marine	2	1.2	1	82	85	47.2	(3)	(0.8)	(2)	160	155	44.0
Energy	(14)	(6.8)	(2)	—	(16)	(7.7)	(20)	(5.1)	(4)	—	(24)	(5.9)

Total	$(53)	(7.4)%	$(4)	$82	$25	3.5%	$(107)	(7.7)%	$(13)	$160	$40	2.9%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

    Quarter Ended March 29, 2013 Compared to Quarter Ended March 30, 2012

              Net sales in our Industrial Solutions segment increased $25 million, or 3.5%, to $736 million in the second quarter of fiscal 2013 from $711 million in the second quarter of fiscal 2012. Organic net sales decreased $53 million, or 7.4%, during the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $4 million, or 0.6%, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Deutsch contributed net sales of $82 million in the second quarter of fiscal 2013.

              In the industrial end market, our organic net sales decreased 12.9% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 due to continued market weakness across all regions, particularly in the EMEA region, and share loss in the solar market. In the aerospace, defense, and marine end market, our organic net sales increased 1.2% in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 as increased production in the commercial aviation market and growth in the marine market resulting from increased oil and gas exploration was largely offset by a slowdown in defense spending. In the energy end market, our organic net sales decreased 6.8% in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012 as a result of market declines in the Americas and Asia-Pacific regions.

              In the second quarter of fiscal 2013, operating income in the Industrial Solutions segment decreased $26 million to $78 million from $104 million in the second quarter of fiscal 2012. Segment results for the second quarter of fiscal 2013 included $21 million of net restructuring and other charges, of which $1 million related to restructuring programs associated with the acquisition of Deutsch. Segment results for the second quarter of fiscal 2013 also included $2 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the second quarter of fiscal 2012 included $1 million of net restructuring and other charges and $1 million of acquisition costs. Excluding these items, operating income decreased in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. The decrease resulted from the lower volume and, to a lesser degree, price erosion, partially offset by manufacturing productivity gains.

    Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012

              In the first six months of fiscal 2013, net sales in our Industrial Solutions segment increased $40 million, or 2.9%, to $1,436 million from $1,396 million in the same period of fiscal 2012. Organic net sales decreased $107 million, or 7.7%, during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $13 million, or 0.9%, in the first six months of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed net sales of $160 million in the first six months of fiscal 2013.

              In the industrial end market, our organic net sales decreased 13.2% in the first six months of fiscal 2013 as compared to the same period of fiscal 2012 due to continued market weakness across all regions, particularly in the

Asia-Pacific and EMEA regions, and share loss in the solar market. In the aerospace, defense, and marine end market, our organic net sales decreased 0.8% in the first six months of fiscal 2013 from the first six months of fiscal 2012 as a slowdown in defense spending was offset by increased production in the commercial aviation market and market share gains in oil and gas exploration. In the energy end market, our organic net sales decreased 5.1% in the first six months of fiscal 2013 as compared to the same period of fiscal 2012 as a result of market declines in the Americas and Asia-Pacific regions.

              Operating income in the Industrial Solutions segment decreased $46 million to $148 million in the first six months of fiscal 2013 from $194 million in the same period of fiscal 2012. Segment results for the first six months of fiscal 2013 included $33 million of net restructuring and other charges, of which $1 million related to restructuring programs associated with the acquisition of Deutsch. Segment results for the first six months of fiscal 2013 also included $4 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first six months of fiscal 2012 included $9 million of net restructuring and other charges and $3 million of acquisition costs. Excluding these items, operating income decreased in the first six months of fiscal 2013 as compared to the same period of fiscal 2012. The decrease was due to the lower volume and, to a lesser degree, unfavorable material costs and price erosion, partially offset by manufacturing productivity gains.

    Consumer Solutions

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	($ in millions)
Net sales	$419	$449	$855	$901
Operating income	$21	$32	$16	$60
Operating margin	5.0%	7.1%	1.9%	6.7%

              The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Consumer Devices	58%	58%	61%	60%
Appliance	42	42	39	40

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

              The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2013 versus Net Sales for the Quarter Ended March 30, 2012					Change in Net Sales for the Six Months Ended March 29, 2013 versus Net Sales for the Six Months Ended March 30, 2012
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(10)	(3.9)%	$(5)	$(15)	(5.8)%	$(13)	(2.6)%	$(9)	$(22)	(4.1)%
Appliance	(13)	(7.0)	(2)	(15)	(7.9)	(20)	(5.6)	(4)	(24)	(6.6)

Total	$(23)	(5.1)%	$(7)	$(30)	(6.7)%	$(33)	(3.7)%	$(13)	$(46)	(5.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

    Quarter Ended March 29, 2013 Compared to Quarter Ended March 30, 2012

              In the second quarter of fiscal 2013, net sales in our Consumer Solutions segment decreased $30 million, or 6.7%, to $419 million from $449 million in the second quarter of fiscal 2012. Organic net sales decreased $23 million, or 5.1%, during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $7 million, or 1.6%, in the second quarter of fiscal 2013 as compared to the same period of fiscal 2012.

              In the consumer devices end market, our organic net sales decreased 3.9% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 as share gains in the mobile phone and tablet markets were more than offset by declines in the personal computer market. In the appliance end market, our organic net sales decreased 7.0% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 due primarily to declines in the EMEA and Americas regions.

              Operating income in the Consumer Solutions segment decreased $11 million to $21 million in the second quarter of fiscal 2013 as compared to $32 million in the second quarter of fiscal 2012. Segment results included net restructuring and other charges of $16 million and $7 million in the second quarters of fiscal 2013 and 2012, respectively. Excluding these items, operating income was flat in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Manufacturing productivity gains were offset by price erosion.

    Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012

              Net sales in our Consumer Solutions segment decreased $46 million, or 5.1%, to $855 million in the first six months of fiscal 2013 from $901 million in the first six months of fiscal 2012. Organic net sales decreased $33 million, or 3.7%, during the first six months of fiscal 2013 as compared to the same period of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $13 million, or 1.4%, in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

              In the consumer devices end market, our organic net sales decreased 2.6% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 due to weakness in the personal computer market, partially offset by increased demand in the mobile phone and tablet markets. In the appliance end market, our organic net sales decreased 5.6% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 due primarily to declines in the EMEA region.

              Operating income in the Consumer Solutions segment decreased $44 million to $16 million in the first six months of fiscal 2013 as compared to $60 million in the first six months of fiscal 2012. Segment results included net restructuring and other charges of $62 million and $10 million in the first six months of fiscal 2013 and 2012, respectively. Excluding these items, operating income increased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The increase was attributable to manufacturing productivity gains partially offset by price erosion.

Liquidity and Capital Resources

              The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended
	March 29, 2013	March 30, 2012
	(in millions)
Net cash provided by operating activities	$837	$729
Net cash used in investing activities	(232)	(271)
Net cash provided by (used in) financing activities	(1,120)	1,183
Effect of currency translation on cash	(1)	7

Net increase (decrease) in cash and cash equivalents	$(516)	$1,648

              Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of our 5.95% senior notes due in January 2014. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

Cash Flows from Operating Activities

              In the first six months of fiscal 2013, net cash provided by continuing operating activities increased $163 million to $839 million from $676 million in the first six months of fiscal 2012. The increase resulted from higher income from continuing operations and improved working capital.

              The amount of income taxes paid, net of refunds, was $173 million and $168 million during the first six months of fiscal 2013 and 2012, respectively. Net cash payments during the first six months of fiscal 2013 and 2012 included $67 million and $18 million, respectively, for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. We expect net cash receipts related to pre-separation tax matters of approximately $36 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement, as well as indemnification receipts from and payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 9 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

              In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our performance and ability to generate cash. Free cash flow was $657 million in the first six months of fiscal 2013 as compared to $451 million in the first six months of fiscal 2012. The increase was primarily driven by improved working capital. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Six Months Ended
	March 29, 2013	March 30, 2012
	(in millions)
Net cash provided by continuing operating activities	$839	$676
Capital expenditures	(253)	(270)
Proceeds from sale of property, plant, and equipment	4	7
Payments related to pre-separation U.S. tax matters, net	67	18
Payments to settle acquisition-related foreign currency derivative contracts	—	20

Free cash flow	$657	$451

Cash Flows from Investing Activities

              In the first six months of fiscal 2013, capital spending decreased $17 million to $253 million from $270 million in the first six months of fiscal 2012. We expect fiscal 2013 capital spending levels to be approximately 4 to 5% of net sales. We believe our capital funding levels are adequate to support new programs and to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

              Total debt at March 29, 2013 and September 28, 2012 was $3,030 million and $3,711 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

              Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in June 2016. TEGSA had no borrowings under the Credit Facility at March 29, 2013 and September 28, 2012.

              The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 29, 2013, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

              In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and outstanding commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC Telecommunications, Inc. prior to its acquisition in December 2010.

              Payment of common share dividends and cash distributions to shareholders were $177 million and $153 million in the first six months of fiscal 2013 and 2012, respectively. We paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares in each of the first and second quarters of fiscal 2013. These capital reductions reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.57 (equivalent to $0.44).

              In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments of $0.25 per share beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014.

              During the first six months of fiscal 2013, we repurchased approximately 11 million of our common shares for $409 million under our share repurchase authorization. During the first six months of fiscal 2012, we did not purchase any of our common shares. At March 29, 2013, we had $898 million of availability remaining under our share repurchase authorization.

Backlog

              At March 29, 2013, we had a backlog of unfilled orders of $2,673 million compared to a backlog of $2,633 million at September 28, 2012. Backlog by reportable segment was as follows:

	March 29, 2013	September 28, 2012
	(in millions)
Transportation Solutions	$969	$874
Network Solutions	634	744
Industrial Solutions	787	743
Consumer Solutions	283	272

Total	$2,673	$2,633

Commitments and Contingencies

Income Tax Matters

              Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

              In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (the "Code") or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

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

              During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflect the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International has now resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first six months of fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

              The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS has asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and has disallowed related interest deductions recognized on Tyco International's U.S. income tax returns during the period. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International remain unable to resolve this matter through the IRS appeals process. We understand that Tyco International expects to receive statutory notices of deficiency from the IRS in our third quarter of fiscal 2013. Upon receipt of these statutory notices, we expect that Tyco International will commence litigation of this matter with the IRS in U.S. federal court. Based upon relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, we believe that we are adequately reserved for this matter. However, the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, or cash flows.

              During the first six months of fiscal 2013, we made payments of $67 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. Over the next twelve months, we expect net cash receipts of approximately $36 million, inclusive of related indemnification receipts and payments, in connection with these pre-separation tax matters.

              The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011.

              During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010.

              At March 29, 2013 and September 28, 2012, we have reflected $13 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

              At March 29, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

              At March 29, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $359 million.

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

              Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees, and, accordingly, liabilities amounting to $241 million were recorded on the Condensed Consolidated Balance Sheet at March 29, 2013. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

              The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

              Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the six months ended March 29, 2013, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

              Free cash flow excludes net capital expenditures, voluntary pension contributions, and the cash impact of special items. Net capital expenditures are subtracted because they represent long-term commitments. Voluntary pension contributions are subtracted from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, also are considered by management in evaluating free cash flow. We believe investors should also consider these items in evaluating our free cash flow.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no significant changes in our exposures to market risk during the first six months of fiscal 2013. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 29, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2013.

Deutsch Acquisition

              Securities and Exchange Commission guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. In accordance with this guidance, we excluded the Deutsch operations, acquired on April 3, 2012, from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ended September 28, 2012. The Deutsch operations will be included in our annual assessment for the year ending September 27, 2013.

Changes in Internal Control Over Financial Reporting

              During the quarter ended March 29, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

              None.

Issuer Purchases of Equity Securities

              The following table presents information about our purchases of our common shares during the quarter ended March 29, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2012 - January 25, 2013	10,518	$37.62	—	$1,129,276,827
January 26 - March 1, 2013	2,778,520	40.05	2,775,226	1,018,138,109
March 2 - March 29, 2013	2,877,381	41.75	2,877,300	898,015,466

Total	5,666,419	$40.91	5,652,526

(1)
This column includes the following transactions which occurred during the quarter ended March 29, 2013:

  (i)
  the acquisition of 13,893 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

  (ii)
  open market purchases totaling 5,652,526 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.   EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed March 7, 2013)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 29, 2013, filed on April 24, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
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

Date: April 24, 2013