Form 10-Q
period 2013-06-28
TE Connectivity Ltd.
filed 2013-07-25
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2013
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

        The number of common shares outstanding as of July 22, 2013 was 413,536,664.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions, except per share data)
Net sales	$3,449	$3,499	$9,848	$9,918
Cost of sales	2,317	2,481	6,675	6,936

Gross margin	1,132	1,018	3,173	2,982
Selling, general, and administrative expenses	456	423	1,322	1,233
Research, development, and engineering expenses	167	173	509	523
Acquisition and integration costs	3	15	11	23
Restructuring and other charges, net	67	36	240	86

Operating income	439	371	1,091	1,117
Interest income	4	6	13	18
Interest expense	(36)	(48)	(108)	(131)
Other income (expense), net	18	19	(199)	31

Income from continuing operations before income taxes	425	348	797	1,035
Income tax (expense) benefit	(93)	(88)	92	(267)

Income from continuing operations	332	260	889	768
Income (loss) from discontinued operations, net of income taxes	3	(61)	—	(49)

Net income	335	199	889	719
Less: net income attributable to noncontrolling interests	—	—	—	(3)

Net income attributable to TE Connectivity Ltd.	$335	$199	$889	$716

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$332	$260	$889	$765
Income (loss) from discontinued operations	3	(61)	—	(49)

Net income	$335	$199	$889	$716

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.80	$0.61	$2.12	$1.79
Income (loss) from discontinued operations	0.01	(0.15)	—	(0.11)
Net income	0.81	0.46	2.12	1.68
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.79	$0.60	$2.10	$1.78
Income (loss) from discontinued operations	0.01	(0.14)	—	(0.11)
Net income	0.80	0.46	2.10	1.67
Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.25	$0.21	$0.67	$0.57
Weighted-average number of shares outstanding:
Basic	415	428	419	427
Diluted	421	431	423	430

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Net income	$335	$199	$889	$719
Other comprehensive loss:
Currency translation	(41)	(163)	(134)	(222)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	14	10	37	31
Loss on cash flow hedges, net of income taxes	(35)	(10)	(60)	(11)

Other comprehensive loss	(62)	(163)	(157)	(202)

Comprehensive income	273	36	732	517
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)

Comprehensive income attributable to TE Connectivity Ltd.	$273	$36	$732	$514

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 28, 2013	September 28, 2012
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,262	$1,589
Accounts receivable, net of allowance for doubtful accounts of $49 and $41, respectively	2,257	2,343
Inventories	1,762	1,808
Prepaid expenses and other current assets	453	474
Deferred income taxes	284	289

Total current assets	6,018	6,503
Property, plant, and equipment, net	3,071	3,213
Goodwill	4,285	4,308
Intangible assets, net	1,263	1,352
Deferred income taxes	2,198	2,460
Receivable from Tyco International Ltd. and Covidien plc	984	1,180
Other assets	271	290

Total Assets	$18,090	$19,306

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$711	$1,015
Accounts payable	1,357	1,292
Accrued and other current liabilities	1,842	1,576
Deferred revenue	93	121

Total current liabilities	4,003	4,004
Long-term debt	2,307	2,696
Long-term pension and postretirement liabilities	1,293	1,353
Deferred income taxes	304	448
Income taxes	1,936	2,311
Other liabilities	359	517

Total Liabilities	10,202	11,329

Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. Shareholders' Equity:
Common shares, 428,527,307 shares authorized and issued, CHF 0.57 par value, and 439,092,124 shares authorized and issued, CHF 0.97 par value, respectively	189	193
Contributed surplus	6,092	6,837
Accumulated earnings	2,085	1,196
Treasury shares, at cost, 14,557,154 and 16,408,049 shares, respectively	(556)	(484)
Accumulated other comprehensive income	72	229

Total TE Connectivity Ltd. shareholders' equity	7,882	7,971
Noncontrolling interests	6	6

Total Equity	7,888	7,977

Total Liabilities and Equity	$18,090	$19,306

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 28, 2013	June 29, 2012
	(in millions)
Cash Flows From Operating Activities:
Net income	$889	$719
Loss from discontinued operations, net of income taxes	—	49

Income from continuing operations	889	768
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Tax sharing (income) expense	198	(32)
Depreciation and amortization	457	453
Non-cash restructuring charges (credits)	66	(3)
Deferred income taxes	92	100
Provision for losses on accounts receivable and inventories	49	44
Share-based compensation expense	59	52
Other	30	52
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(30)	(26)
Inventories	(91)	24
Inventoried costs on long-term contracts	31	9
Prepaid expenses and other current assets	7	86
Accounts payable	132	(91)
Accrued and other current liabilities	(28)	(195)
Income taxes	(412)	(74)
Other	4	7

Net cash provided by continuing operating activities	1,453	1,174
Net cash provided by discontinued operating activities	—	60

Net cash provided by operating activities	1,453	1,234

Cash Flows From Investing Activities:
Capital expenditures	(412)	(385)
Proceeds from sale of property, plant, and equipment	19	13
Acquisition of business, net of cash acquired	—	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	14	394
Other	22	(7)

Net cash used in continuing investing activities	(357)	(1,369)
Net cash used in discontinued investing activities	—	(1)

Net cash used in investing activities	(357)	(1,370)

Cash Flows From Financing Activities:
Net increase in commercial paper	50	350
Proceeds from long-term debt	—	748
Repayment of long-term debt	(715)	(642)
Proceeds from exercise of share options	153	52
Repurchase of common shares	(618)	(17)
Payment of common share dividends and cash distributions to shareholders	(281)	(243)
Other	—	45

Net cash provided by (used in) continuing financing activities	(1,411)	293
Net cash used in discontinued financing activities	—	(59)

Net cash provided by (used in) financing activities	(1,411)	234

Effect of currency translation on cash	(12)	(14)
Net increase (decrease) in cash and cash equivalents	(327)	84
Cash and cash equivalents at beginning of period	1,589	1,218

Cash and cash equivalents at end of period	$1,262	$1,302

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Restructuring charges, net	$66	$36	$244	$86
Loss (gain) on divestiture	1	—	(4)	—

	$67	$36	$240	$86

Restructuring Charges, Net

        Charges to operations by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Transportation Solutions	$1	$9	$29	$10
Network Solutions	25	18	80	48
Industrial Solutions	22	5	55	14
Consumer Solutions	18	4	80	14

Restructuring charges, net	$66	$36	$244	$86

        Activity in our restructuring reserves during the first nine months of fiscal 2013 is summarized as follows:

	Balance at September 28, 2012	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at June 28, 2013
	(in millions)
Fiscal 2013 Actions:
Employee severance	$—	$198	$(4)	$(47)	$—	$(3)	$144
Facility and other exit costs	—	3	—	(2)	—	—	1
Property, plant, and equipment	—	40	—	—	(40)	—	—

Total	—	241	(4)	(49)	(40)	(3)	145

Fiscal 2012 Actions:
Employee severance	79	4	(10)	(35)	—	1	39
Facility and other exit costs	2	2	—	(2)	—	—	2
Property, plant, and equipment	—	26	—	—	(26)	—	—

Total	81	32	(10)	(37)	(26)	1	41

Pre-Fiscal 2012 Actions:
Employee severance	51	1	(16)	(13)	—	—	23
Facility and other exit costs	29	2	(2)	(6)	—	1	24

Total	80	3	(18)	(19)	—	1	47

Total Activity	$161	$276	$(32)	$(105)	$(66)	$(1)	$233

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during the nine months ended June 28, 2013, we recorded net restructuring charges of $237 million primarily related to employee severance and benefits, and fixed assets in connection with exited manufacturing sites' product lines. We expect to complete all restructuring activities commenced in fiscal 2013 by the end of fiscal 2014 and to incur total charges of approximately $267 million. Cash spending related to this program was $49 million in the first nine months of fiscal 2013.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by type:

	Total Expected Charges	Charges Incurred For the Nine Months Ended June 28, 2013	Remaining Expected Charges
	(in millions)
Employee severance	$199	$194	$5
Facility and other exit costs	10	3	7
Property, plant, and equipment	58	40	18

Total	$267	$237	$30

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by segment:

	Total Expected Charges	Charges Incurred For the Nine Months Ended June 28, 2013	Remaining Expected Charges
	(in millions)
Transportation Solutions	$30	$29	$1
Network Solutions	66	63	3
Industrial Solutions	71	58	13
Consumer Solutions	100	87	13

Total	$267	$237	$30

  Fiscal 2012 Actions

        During fiscal 2012, we initiated a restructuring program resulting in headcount reductions across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS ("Deutsch"). During the nine months ended June 28, 2013 and June 29, 2012, we recorded net restructuring charges of $22 million and $86 million, respectively. During the nine months ended June 28, 2013, restructuring charges primarily related to a building impairment in the Network Solutions segment. Restructuring charges primarily related to employee severance and benefits during the nine months ended June 29, 2012. We do not expect to incur any additional expense related to restructuring programs commenced in fiscal 2012. Cash spending related to these programs was $37 million in the first nine months of fiscal 2013.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected and incurred charges for fiscal 2012 programs by type:

		Charges Incurred
	Total Expected Charges	For the Nine Months Ended June 28, 2013	For Fiscal 2012
	(in millions)
Employee severance	$119	$(6)	$125
Facility and other exit costs	5	2	3
Property, plant, and equipment	29	26	3

Total	$153	$22	$131

        The following table summarizes expected and incurred charges for fiscal 2012 programs by segment:

		Charges Incurred
	Total Expected Charges	For the Nine Months Ended June 28, 2013	For Fiscal 2012
	(in millions)
Transportation Solutions	$30	$1	$29
Network Solutions	76	20	56
Industrial Solutions	29	3	26
Consumer Solutions	18	(2)	20

Total	$153	$22	$131

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

        In connection with pre-fiscal 2012 programs, during the nine months ended June 28, 2013, we recorded net restructuring credits of $15 million, primarily related to changes in estimate of employee severance and benefits. Cash spending related to pre-fiscal 2012 programs was $19 million in the first nine months of fiscal 2013.

  Restructuring Reserves

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	June 28, 2013	September 28, 2012
	(in millions)
Accrued and other current liabilities	$191	$118
Other liabilities	42	43

Restructuring reserves	$233	$161

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations

        The following table presents net sales, pre-tax income, pre-tax gain (loss) on sale, and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Net sales from discontinued operations	$—	$76	$—	$355

Pre-tax income from discontinued operations	$1	$6	$—	$21
Pre-tax gain (loss) on sale of discontinued operations	—	2	(4)	2
Income tax (expense) benefit	2	(69)	4	(72)

Income (loss) from discontinued operations, net of income taxes	$3	$(61)	$—	$(49)

        In June 2012, we sold our Touch Solutions business for net cash proceeds of $380 million. We recognized an insignificant pre-tax loss on the transaction in the quarter ended June 29, 2012. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the quarter ended June 29, 2012, primarily as a result of being unable to fully realize a tax benefit from the write-off of goodwill at the time of the sale.

        In April 2012, we sold our TE Professional Services business for net cash proceeds of $28 million and recognized an insignificant pre-tax gain on the transaction. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

        In December 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the nine months ended June 29, 2012.

        The Touch Solutions, TE Professional Services, and Wireless Systems businesses met the discontinued operations criteria and have been included as such in all periods presented on our Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the Touch Solutions and TE Professional Services businesses were included in the former Communications and Industrial Solutions segment and the Network Solutions segment, respectively. The Wireless Systems business was a component of the former Wireless Systems segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch"). The following unaudited pro forma financial information reflects our consolidated results of operations had the Deutsch acquisition occurred at the beginning of fiscal 2011.

	Pro Forma
	For the Quarter Ended June 29, 2012	For the Nine Months Ended June 29, 2012
	(in millions, except per share data)
Net sales	$3,502	$10,264
Net income attributable to TE Connectivity Ltd.	250	795
Diluted earnings per share attributable to TE Connectivity Ltd.	$0.58	$1.85

        The pro forma financial information is based on our final allocation of the purchase price of the acquisition. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

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

        Pro forma results for the nine months ended June 29, 2012 were adjusted to exclude $30 million of interest expense based on pro forma changes in our capital structure, $30 million of charges related to the fair value adjustment to acquisition-date inventories, $20 million of income tax expense based on the estimated impact of combining Deutsch into our global tax position, $13 million of acquisition costs, $12 million of charges related to acquired customer order backlog, $2 million of share-based compensation expense incurred by Deutsch as a result of the change in control of Deutsch, $2 million of charges related to depreciation expense, and $2 million of charges related to other acquisition accounting-related adjustments. In addition, pro forma results for the nine months ended June 29, 2012 were adjusted to include $11 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results do not include any synergies. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Deutsch acquisition occurred at the beginning of fiscal 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Inventories

        The classification of inventories was as follows:

	June 28, 2013	September 28, 2012
	(in millions)
Raw materials	$262	$282
Work in progress	605	573
Finished goods	870	896
Inventoried costs on long-term contracts	25	57

Inventories	$1,762	$1,808

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions	Total
	(in millions)
September 28, 2012(2)	$793	$981	$1,876	$658	$4,308
Currency translation and other	(3)	(12)	(7)	(1)	(23)

June 28, 2013(2)	$790	$969	$1,869	$657	$4,285

(1)
In connection with our change in segment structure during the first quarter of fiscal 2013, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our current segment structure.

(2)
At June 28, 2013 and September 28, 2012, accumulated impairment losses for the Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions segments were $2,191 million, $1,236 million, $641 million, and $607 million, respectively.

7. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 28, 2013			September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,141	$(483)	$658	$1,146	$(439)	$707
Customer relationships	652	(79)	573	655	(44)	611
Other	44	(12)	32	76	(42)	34

Total	$1,837	$(574)	$1,263	$1,877	$(525)	$1,352

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net (Continued)

        Intangible asset amortization expense was $27 million and $47 million for the quarters ended June 28, 2013 and June 29, 2012, respectively, and $83 million and $76 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2013	$29
Fiscal 2014	110
Fiscal 2015	110
Fiscal 2016	110
Fiscal 2017	110
Fiscal 2018	109
Thereafter	685

Total	$1,263

8. Debt

        In October 2012, we repaid, at maturity, $714 million of 6.00% senior notes due 2012. During fiscal 2013, we reclassified $300 million of 5.95% senior notes due 2014 from long-term debt to current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

        As of June 28, 2013, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $350 million of commercial paper outstanding at a weighted-average interest rate of 0.30%. TEGSA had $300 million of commercial paper outstanding at a weighted-average interest rate of 0.40% at September 28, 2012.

9. Guarantees

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

        At June 28, 2013, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $230 million of which $188 million was reflected in accrued and other current liabilities and $42 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. At September 28, 2012, the liability was $241 million and consisted of $14 million in accrued and other current liabilities and $227 million in other liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $230 million remains sufficient to satisfy these expected obligations.

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

        At June 28, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $364 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at June 28, 2013 and September 28, 2012 were $40 million and $48 million, respectively.

10. Commitments and Contingencies

  TE Connectivity Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below under "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

        At June 28, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 9 for additional information regarding the Tax Sharing Agreement.

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first quarter of fiscal 2013, we

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations.

        Resolution of this matter in the U.S. Tax Court could take several years and no payments to the IRS with respect to these matters would be required until the matter is fully and finally resolved. In accordance with the terms of a tax sharing agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

        However, as the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, and cash flows. We have reviewed the Notices of Deficiency, the relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, and we continue to believe that we are appropriately reserved for this matter.

        During the first nine months of fiscal 2013, we made payments of $67 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $39 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

in fiscal 2011. During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. Over the next twelve months, we expect to make net cash payments of approximately $187 million in connection with pre-separation tax matters.

        At June 28, 2013 and September 28, 2012, we have reflected $12 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 28, 2013, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $24 million. As of June 28, 2013, we concluded that the best estimate within this range is $13 million, of which $3 million is included in accrued and other current liabilities and $10 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

11. Financial Instruments

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany transactions and other cash transactions.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,177 million and $2,981 million at June 28, 2013 and September 28, 2012, respectively. We reclassified foreign exchange losses of $6 million and gains of $20 million during the quarters ended June 28, 2013 and June 29, 2012, respectively, and gains of $59 million and $80 million during the nine months ended June 28, 2013 and June 29, 2012, respectively, to currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 28, 2013 and September 28, 2012, our commodity hedges had notional values of $271 million and $246 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodities hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below:

	June 28, 2013		September 28, 2012
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$—	$4	$2	$1
Interest rate swaps	17	—	26	—
Commodity swap contracts(3)	—	58	18	1

Total derivatives designated as hedging instruments	17	62	46	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	—	3	2	2
Investment swaps	1	—	1	—

Total derivatives not designated as hedging instruments	1	3	3	2

Total derivatives	$18	$65	$49	$4

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and totaled $1 million and $19 million at June 28, 2013 and September 28, 2012, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

  other assets on the Condensed Consolidated Balance Sheets and totaled $17 million and $30 million at June 28, 2013 and September 28, 2012, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and totaled $56 million and $4 million at June 28, 2013 and September 28, 2012, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $9 million at June 28, 2013; there were no derivatives in other liabilities at September 28, 2012.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives Designated as Fair Value Hedges	Location	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
		(in millions)
Interest rate swaps(1)	Interest expense	$2	$2	$4	$5

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at June 28, 2013 had no gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the quarters ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended June 28, 2013:
Foreign currency contracts	$(1)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	(50)	Cost of sales	(6)	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(2)	Interest expense	—

Total	$(51)		$(9)		$—

For the Quarter Ended June 29, 2012:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(14)	Cost of sales	—	Cost of sales	—
Interest rate swaps and swaptions(1)	—	Interest expense	(3)	Interest expense	—

Total	$(15)		$(3)		$—

(1)
During the quarters ended June 28, 2013 and June 29, 2012, there were no outstanding interest rate swaps designated as cash flow hedges. Losses reclassified from accumulated other comprehensive income to interest expense in both periods relate to forward starting interest rate swaps designated as cash flow hedges terminated in February 2012 and September 2007.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations for the nine months ended were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Nine Months Ended June 28, 2013:
Foreign currency contracts	$(5)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(81)	Cost of sales	(6)	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(7)	Interest expense	—

Total	$(86)		$(13)		$—

For the Nine Months Ended June 29, 2012:
Foreign currency contracts	$(2)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	—	Cost of sales	14	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(7)	Interest expense	—

Total	$(7)		$6		$—

(1)
During the nine months ended June 28, 2013, there were no outstanding interest rate swaps designated as cash flow hedges. During the nine months ended June 29, 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, a loss of $3 million was recorded in other comprehensive income related to the effective portions of the hedges during the period. Amounts recognized as interest expense due to ineffectiveness were not material. Also during the nine months ended June 29, 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. During the nine months ended June 28, 2013 and June 29, 2012, losses reclassified from accumulated other comprehensive income to interest expense relate to both forward starting interest rate swaps designated as cash flow hedges terminated in February 2012, as well as forward starting interest rate swaps designated as cash flow hedges terminated in September 2007.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended		For the Nine Months Ended
Derivatives not Designated as Hedging Instruments	Location	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$5	$(15)	$6	$(36)
Investment swaps	Selling, general, and administrative expenses	—	(1)	4	6

Total		$5	$(16)	$10	$(30)

        During the quarter and nine months ended June 29, 2012, we incurred losses of $15 million and $36 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. The losses were principally driven by Euro-denominated foreign currency contracts entered into in anticipation of the acquisition of Deutsch and were offset by gains realized as a result of re-measuring certain Euro-denominated intercompany non-derivative financial instruments to the U.S. Dollar.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
			Fair Value
Description	Level 1	Level 2
	(in millions)
June 28, 2013:
Assets:
Interest rate swaps	$—	$17	$17
Investment swaps	—	1	1
Rabbi trust assets	3	80	83

Total assets at fair value	$3	$98	$101

Liabilities:
Commodity swap contracts(1)	$58	$—	$58
Foreign currency contracts(1)	—	7	7

Total liabilities at fair value	$58	$7	$65

September 28, 2012:
Assets:
Commodity swap contracts(1)	$18	$—	$18
Interest rate swaps	—	26	26
Investment swaps	—	1	1
Foreign currency contracts(1)	—	4	4
Rabbi trust assets	4	79	83

Total assets at fair value	$22	$110	$132

Liabilities:
Commodity swap contracts(1)	$1	$—	$1
Foreign currency contracts(1)	—	3	3

Total liabilities at fair value	$1	$3	$4

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

        As of June 28, 2013 and September 28, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis; nor did we have any significant non-financial assets or liabilities that were measured at fair value as of September 28, 2012.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Fair Value Measurements (Continued)

        During the quarter and nine months ended June 28, 2013, we used significant other observable inputs (level 2) to calculate impairment charges of $35 million related to certain assets held for sale. The impairment charges, which adjusted the net book value of the assets to an estimated fair value of $27 million, are primarily included in restructuring and other charges, net on our Condensed Consolidated Statement of Operations.

        During the first nine months of fiscal 2012, we used significant other observable inputs (level 2) to calculate an impairment charge related to the TE Professional Services business. See Note 3 for additional information.

  Other Financial Instruments

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. The fair value of our debt based on indicative valuations was approximately $3,186 million and $4,034 million at June 28, 2013 and September 28, 2012, respectively. There have been no changes in the valuation methodologies used for other financial instruments during fiscal 2013.

13. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Service cost	$2	$2	$14	$14
Interest cost	11	12	17	20
Expected return on plan assets	(15)	(14)	(17)	(14)
Other(1)	9	10	—	5

Net periodic pension benefit cost	$7	$10	$14	$25

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Service cost	$5	$5	$44	$40
Interest cost	34	38	53	58
Expected return on plan assets	(45)	(43)	(53)	(41)
Other(1)	27	31	16	17

Net periodic pension benefit cost	$21	$31	$60	$74

(1)
Other consists primarily of amortization of net actuarial losses and reflects an amendment to a non-U.S. plan that reduced net periodic pension benefit cost by $9 million during the quarter and nine months ended June 28, 2013.

        The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters and nine months ended June 28, 2013 and June 29, 2012.

        During the nine months ended June 28, 2013, we contributed $71 million to our non-U.S. pension plans and insignificant amounts to our U.S. pension plans and postretirement benefit plans.

14. Income Taxes

        We recorded tax provisions of $93 million and $88 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. The provision for the quarter ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns. The tax provision for the quarter ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, partially offset by the estimated tax impacts of certain intercompany dividends.

        We recorded an income tax benefit of $92 million and a tax provision of $267 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The benefit for the nine months ended June 28, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the benefit for the nine months ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns. The provision for the nine months ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, partially offset by income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 28, 2013, we had recorded $990 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $989 million was recorded in income taxes and $1 million was recorded in accrued and other current

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

liabilities. As of September 28, 2012, the balance of accrued interest and penalties was $1,335 million, of which $1,299 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. The decrease in the accrued interest and penalties from fiscal year end 2012 is due mainly to the effective settlement of all undisputed tax matters for the period 1997 through 2000. During the nine months ended June 28, 2013, we recognized $275 million of benefit related to interest and penalties on the Condensed Consolidated Statement of Operations.

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

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $150 million of unrecognized income tax benefits, excluding the impacts relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 28, 2013.

15. Other Income (Expense), Net

        We recorded net other income of $18 million and $19 million in the quarters ended June 28, 2013 and June 29, 2012, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 9 for further information regarding the Tax Sharing Agreement.

        We recorded net other expense of $199 million and net other income of $31 million in the nine months ended June 28, 2013 and June 29, 2012, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net expense in the nine months ended June 28, 2013 includes $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 10 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Basic	415	428	419	427
Dilutive impact of share-based compensation arrangements	6	3	4	3

Diluted	421	431	423	430

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Share options not included in the computation totaled 1 million and 14 million for the quarters ended June 28, 2013 and June 29, 2012, respectively, and 4 million and 12 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

17. Equity

  Common Shares

        In March 2013, our shareholders reapproved and extended through March 6, 2015 our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

  Common Shares Held in Treasury

        In March 2013, our shareholders approved the cancellation of 10,564,817 shares repurchased under our share repurchase program during the period from December 31, 2011 to December 28, 2012. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2013. As a result of the share cancellation, common shares, contributed surplus, and treasury shares on the Condensed Consolidated Balance Sheet decreased by $4 million, $363 million, and $367 million, respectively.

  Dividends and Distributions to Shareholders

        We paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares in each of the first and second quarters of fiscal 2013. These capital reductions reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.57 (equivalent to $0.44).

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the first installment of the dividend at a rate of $0.25 per share in the third quarter of fiscal 2013.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Equity (Continued)

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At June 28, 2013 and September 28, 2012, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $310 million and $178 million, respectively.

  Share Repurchase Program

        During the first nine months of fiscal 2013, we repurchased approximately 16 million of our common shares for $619 million under our share repurchase authorization. During the first nine months of fiscal 2012, we did not repurchase any of our common shares. At June 28, 2013, we had $688 million of availability remaining under our share repurchase authorization.

18. Share Plans

        Total share-based compensation expense was $19 million and $17 million during the quarters ended June 28, 2013 and June 29, 2012, respectively, and $59 million and $52 million during the nine months ended June 28, 2013 and June 29, 2012, respectively. These expenses were primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations. As of June 28, 2013, there was $145 million of unrecognized compensation cost related to share-based awards. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

        As of June 28, 2013, we had 26 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Share Plans (Continued)

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	34%
Risk free interest rate	0.9%
Expected annual dividend per share	$0.84
Expected life of options (in years)	6.0

19. Segment Data

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

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Transportation Solutions	$1,438	$1,344	$4,087	$3,849
Network Solutions	803	855	2,262	2,472
Industrial Solutions	779	814	2,215	2,210
Consumer Solutions	429	486	1,284	1,387

Total(1)	$3,449	$3,499	$9,848	$9,918

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Transportation Solutions	$282	$178	$715	$558
Network Solutions	48	64	103	176
Industrial Solutions	84	87	232	281
Consumer Solutions	25	42	41	102

Total	$439	$371	$1,091	$1,117

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Segment Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	June 28, 2013	September 28, 2012
	(in millions)
Transportation Solutions	$2,880	$2,877
Network Solutions	1,697	1,857
Industrial Solutions	1,522	1,549
Consumer Solutions	991	1,081

Total segment assets(1)	7,090	7,364
Other current assets	1,999	2,352
Other non-current assets	9,001	9,590

Total assets	$18,090	$19,306

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

20. Tyco Electronics Group S.A.

        TEGSA, a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, and five-year unsecured senior revolving credit facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 28, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,449	$—	$3,449
Cost of sales	—	—	2,317	—	2,317

Gross margin	—	—	1,132	—	1,132
Selling, general, and administrative expenses	38	—	418	—	456
Research, development, and engineering expenses	—	—	167	—	167
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	67	—	67

Operating income (loss)	(38)	—	477	—	439
Interest income	—	—	4	—	4
Interest expense	—	(34)	(2)	—	(36)
Other income, net	—	—	18	—	18
Equity in net income of subsidiaries	374	395	—	(769)	—
Equity in net income of subsidiaries of discontinued operations	3	3	—	(6)	—
Intercompany interest and fees	(4)	13	(9)	—	—

Income from continuing operations before income taxes	335	377	488	(775)	425
Income tax expense	—	—	(93)	—	(93)

Income from continuing operations	335	377	395	(775)	332
Income from discontinued operations, net of income taxes	—	—	3	—	3

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	335	377	398	(775)	335
Other comprehensive loss	(62)	(62)	(65)	127	(62)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$273	$315	$333	$(648)	$273

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,499	$—	$3,499
Cost of sales	—	—	2,481	—	2,481

Gross margin	—	—	1,018	—	1,018
Selling, general, and administrative expenses, net(1)	7	(73)	489	—	423
Research, development, and engineering expenses	—	—	173	—	173
Acquisition and integration costs	1	—	14	—	15
Restructuring and other charges, net	—	—	36	—	36

Operating income (loss)	(8)	73	306	—	371
Interest income	—	—	6	—	6
Interest expense	—	(44)	(4)	—	(48)
Other income, net	—	—	19	—	19
Equity in net income of subsidiaries	271	224	—	(495)	—
Equity in net loss of subsidiaries of discontinued operations	(61)	(61)	—	122	—
Intercompany interest and fees	(3)	18	(15)	—	—

Income from continuing operations before income taxes	199	210	312	(373)	348
Income tax expense	—	—	(88)	—	(88)

Income from continuing operations	199	210	224	(373)	260
Loss from discontinued operations, net of income taxes	—	—	(61)	—	(61)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	199	210	163	(373)	199
Other comprehensive loss	(163)	(163)	(166)	329	(163)

Comprehensive income (loss) attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$36	$47	$(3)	$(44)	$36

(1)
Tyco Electronics Group S.A. selling, general, and administrative expenses include gains of $74 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 28, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,848	$—	$9,848
Cost of sales	—	—	6,675	—	6,675

Gross margin	—	—	3,173	—	3,173
Selling, general, and administrative expenses	112	3	1,207	—	1,322
Research, development, and engineering expenses	—	—	509	—	509
Acquisition and integration costs	—	—	11	—	11
Restructuring and other charges, net	—	—	240	—	240

Operating income (loss)	(112)	(3)	1,206	—	1,091
Interest income	—	—	13	—	13
Interest expense	—	(102)	(6)	—	(108)
Other expense, net	—	—	(199)	—	(199)
Equity in net income of subsidiaries	1,012	1,077	—	(2,089)	—
Intercompany interest and fees	(11)	40	(29)	—	—

Income from continuing operations before income taxes	889	1,012	985	(2,089)	797
Income tax benefit	—	—	92	—	92

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	889	1,012	1,077	(2,089)	889
Other comprehensive loss	(157)	(157)	(165)	322	(157)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$732	$855	$912	$(1,767)	$732

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,918	$—	$9,918
Cost of sales	—	—	6,936	—	6,936

Gross margin	—	—	2,982	—	2,982
Selling, general, and administrative expenses, net(1)	62	(122)	1,293	—	1,233
Research, development, and engineering expenses	—	—	523	—	523
Acquisition and integration costs	1	2	20	—	23
Restructuring and other charges, net	—	—	86	—	86

Operating income (loss)	(63)	120	1,060	—	1,117
Interest income	—	—	18	—	18
Interest expense	—	(124)	(7)	—	(131)
Other income, net	—	—	31	—	31
Equity in net income of subsidiaries	836	789	—	(1,625)	—
Equity in net loss of subsidiaries of discontinued operations	(49)	(49)	—	98	—
Intercompany interest and fees	(8)	51	(43)	—	—

Income from continuing operations before income taxes	716	787	1,059	(1,527)	1,035
Income tax expense	—	—	(267)	—	(267)

Income from continuing operations	716	787	792	(1,527)	768
Loss from discontinued operations, net of income taxes	—	—	(49)	—	(49)

Net income	716	787	743	(1,527)	719
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	716	787	740	(1,527)	716
Other comprehensive loss	(202)	(202)	(204)	406	(202)

Comprehensive income attributable to TE Connectivity Ltd., Tyco Electronics Group S.A., or Other Subsidiaries	$514	$585	$536	$(1,121)	$514

(1)
Tyco Electronics Group S.A. selling, general, and administrative expenses include gains of $125 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 28, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1,262	$—	$1,262
Accounts receivable, net	—	—	2,257	—	2,257
Inventories	—	—	1,762	—	1,762
Intercompany receivables	18	—	32	(50)	—
Prepaid expenses and other current assets	6	3	444	—	453
Deferred income taxes	—	—	284	—	284

Total current assets	24	3	6,041	(50)	6,018
Property, plant, and equipment, net	—	—	3,071	—	3,071
Goodwill	—	—	4,285	—	4,285
Intangible assets, net	—	—	1,263	—	1,263
Deferred income taxes	—	—	2,198	—	2,198
Investment in subsidiaries	8,229	17,430	—	(25,659)	—
Intercompany loans receivable	16	3,872	10,201	(14,089)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	984	—	984
Other assets	—	30	241	—	271

Total Assets	$8,269	$21,335	$28,284	$(39,798)	$18,090

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$—	$650	$61	$—	$711
Accounts payable	1	—	1,356	—	1,357
Accrued and other current liabilities	344	42	1,456	—	1,842
Deferred revenue	—	—	93	—	93
Intercompany payables	32	—	18	(50)	—

Total current liabilities	377	692	2,984	(50)	4,003
Long-term debt	—	2,217	90	—	2,307
Intercompany loans payable	4	10,197	3,888	(14,089)	—
Long-term pension and postretirement liabilities	—	—	1,293	—	1,293
Deferred income taxes	—	—	304	—	304
Income taxes	—	—	1,936	—	1,936
Other liabilities	—	—	359	—	359

Total Liabilities	381	13,106	10,854	(14,139)	10,202

Total Equity	7,888	8,229	17,430	(25,659)	7,888

Total Liabilities and Equity	$8,269	$21,335	$28,284	$(39,798)	$18,090

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 28, 2013

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(125)	$(90)	$1,668	$—	$1,453

Cash Flows From Investing Activities:
Capital expenditures	—	—	(412)	—	(412)
Proceeds from sale of property, plant, and equipment	1	—	18	—	19
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	14	—	14
Change in intercompany loans	(5)	748	—	(743)	—
Other	—	—	22	—	22

Net cash provided by (used in) investing activities	(4)	748	(358)	(743)	(357)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	946	6	(952)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	(1)	—	(715)
Proceeds from exercise of share options	—	—	153	—	153
Repurchase of common shares	(531)	—	(87)	—	(618)
Payment of common share dividends and cash distributions to shareholders	(286)	—	5	—	(281)
Loan activity with parent	—	—	(743)	743	—

Net cash provided by (used in) financing activities	129	(658)	(1,625)	743	(1,411)

Effect of currency translation on cash	—	—	(12)	—	(12)
Net decrease in cash and cash equivalents	—	—	(327)	—	(327)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$1,262	$—	$1,262

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 29, 2012

	TE Connectivity Ltd.	Tyco Electronics Group S.A.	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(66)	$14	$1,226	$—	$1,174
Net cash provided by discontinued operating activities	—	—	60	—	60

Net cash provided by (used in) operating activities	(66)	14	1,286	—	1,234

Cash Flows From Investing Activities:
Capital expenditures	—	—	(385)	—	(385)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Acquisition of business, net of cash acquired	—	—	(1,384)	—	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	394	—	394
Change in intercompany loans	(19)	2,133	—	(2,114)	—
Other	—	—	(7)	—	(7)

Net cash provided by (used in) continuing investing activities	(19)	2,133	(1,369)	(2,114)	(1,369)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(19)	2,133	(1,370)	(2,114)	(1,370)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	352	(3,237)	2,885	—	—
Net increase in commercial paper	—	350	—	—	350
Proceeds from long-term debt	—	748	—	—	748
Repayment of long-term debt	—	—	(642)	—	(642)
Proceeds from exercise of share options	—	—	52	—	52
Repurchase of common shares	(17)	—	—	—	(17)
Payment of common share dividends and cash distributions to shareholders	(250)	—	7	—	(243)
Loan activity with parent	—	—	(2,114)	2,114	—
Other	—	(8)	53	—	45

Net cash provided by (used in) continuing financing activities	85	(2,147)	241	2,114	293
Net cash used in discontinued financing activities	—	—	(59)	—	(59)

Net cash provided by (used in) financing activities	85	(2,147)	182	2,114	234

Effect of currency translation on cash	—	—	(14)	—	(14)
Net increase in cash and cash equivalents	—	—	84	—	84
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$1,302	$—	$1,302

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

        Our business and operating results have been and will continue to be affected by global economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets. Overall, our net sales decreased 1.4% and 0.7% in the third quarter and first nine months of fiscal 2013 as compared to the same periods of fiscal 2012. On an organic basis, net sales were flat in the third quarter of fiscal 2013 and decreased 2.7% in the first nine months of fiscal 2013, as compared to the same periods of fiscal 2012. On an organic basis, we experienced declines in our sales into industrial- and infrastructure-based markets, primarily as a result of weakness in the industrial end market in our Industrial Solutions segment and the subsea communications and data communications end markets in our Network Solutions segment. Also, on an organic basis, our sales into consumer-based markets increased with growth in the automotive end market in the Transportation Solutions segment, partially offset by declines in the consumer devices and appliance end markets in the Consumer Solutions segment. The acquisition of Deutsch Group SAS ("Deutsch") in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions and Industrial Solutions segments, respectively. In the first six months of fiscal 2013, Deutsch contributed incremental net sales of $320 million.

  Outlook

        In the fourth quarter of fiscal 2013, we expect net sales to be between $3.35 billion and $3.45 billion. This reflects a net sales increase in the Transportation Solutions segment largely offset by net sales decreases in the Network Solutions and Consumer Solutions segments relative to the fourth quarter of fiscal 2012. We expect net sales in the Industrial Solutions segment to be consistent with fourth quarter fiscal 2012 levels. During the fourth quarter of fiscal 2013, we expect global automotive production to increase approximately 3% to 4% relative to the same period of fiscal 2012. Also, we expect continued weakness in the consumer devices and data communications end markets during the fourth quarter of fiscal 2013. We expect diluted earnings per share to be in the range of $0.82 to $0.86 per share in the fourth quarter of fiscal 2013.

        For fiscal 2013, we expect net sales to be between $13.2 billion and $13.3 billion, reflecting a net sales increase in the Transportation Solutions segment offset by net sales decreases in all end markets in the Network Solutions and Consumer Solutions segments relative to fiscal 2012. Net sales in the Industrial Solutions segment are expected to be consistent with fiscal 2012 levels, with increased sales in the aerospace, defense, and marine end market offset by decreased sales in the industrial and energy end markets. We expect our sales in the automotive end market to benefit from an anticipated increase in global automotive production of approximately 2% from fiscal 2012 levels. We expect diluted earnings per share to be in the range of $2.92 to $2.96 per share in fiscal 2013.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current economic environment and its potential effects on our customers and on the end markets we serve. Additionally, we continue to closely manage our costs in order to respond to changing conditions. We also are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund our future capital needs. (See further discussion in "Liquidity and Capital Resources.")

  Restructuring

        We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for profitability growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of approximately $244 million during the first nine months of fiscal 2013 and expect to incur net restructuring charges of approximately $275 million during fiscal 2013. Cash spending related to restructuring was $105 million during the first nine months of fiscal 2013, and we expect total spending, which will be funded with cash from operations, to be approximately $180 million in fiscal 2013. Annualized cost savings related to these actions are expected to be approximately $100 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

 Results of Operations

Consolidated Operations

        Our results of operations were influenced by the following key business factors during the periods discussed in this report:

  •
  Raw material prices.  We expect to purchase approximately 169 million pounds of copper, 131,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2013. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver during the periods presented:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Copper	Lb.	$3.50	$3.86	$3.56	$3.91
Gold	Troy oz.	$1,588	$1,615	$1,644	$1,588
Silver	Troy oz.	$28.05	$34.36	$30.17	$34.78
  •
  Foreign exchange.  Approximately 47% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, as compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period.

        Net Sales.    Net sales decreased $50 million, or 1.4%, to $3,449 million in the third quarter of fiscal 2013 as compared to $3,499 million in the third quarter of fiscal 2012. On an organic basis, net sales were flat in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 as increases in the Transportation Solutions segment were offset by declines in the Consumer Solutions, Industrial Solutions, and Network Solutions segments. Price erosion adversely affected sales by $61 million in the third quarter of fiscal 2013. Foreign currency exchange rates negatively affected net sales by $28 million, or 0.8%, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

        In the first nine months of fiscal 2013, net sales decreased $70 million, or 0.7%, to $9,848 million from $9,918 million in the first nine months of fiscal 2012. On an organic basis, net sales decreased $272 million, or 2.7%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 as a result of declines in the Network Solutions and Industrial Solutions segments and, to a lesser degree, the Consumer Solutions segment, partially offset by an increase in the Transportation Solutions segment. Price erosion adversely affected sales by $139 million in the first nine months of fiscal 2013. Foreign currency exchange rates negatively affected net sales by $100 million, or 1.1%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. The acquisition of Deutsch in April 2012 resulted in incremental net sales of $320 million in the first six months of fiscal 2013 over the same period of fiscal 2012.

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Europe/Middle East/Africa (EMEA)	35%	34%	34%	34%
Asia-Pacific	32	33	33	34
Americas	33	33	33	32

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012						Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Acquisition/ Divestiture	Total
	($ in millions)
EMEA	$(9)	(0.7)%	$14	$(1)	$4	0.3%	$(126)	(3.8)%	$(24)	$147	$(3)	(0.1)%
Asia-Pacific	11	1.0	(38)	(16)	(43)	(3.8)	(57)	(1.7)	(59)	8	(108)	(3.2)
Americas	(5)	(0.4)	(4)	(2)	(11)	(0.9)	(89)	(2.8)	(17)	147	41	1.3

Total	$(3)	(0.1)%	$(28)	$(19)	$(50)	(1.4)%	$(272)	(2.7)%	$(100)	$302	$(70)	(0.7)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Transportation Solutions	42%	38%	42%	39%
Network Solutions	23	25	23	25
Industrial Solutions	23	23	22	22
Consumer Solutions	12	14	13	14

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012						Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Acquisition/ Divestiture	Total
	($ in millions)
Transportation Solutions	$109	8.1%	$(15)	$—	$94	7.0%	$131	3.4%	$(53)	$160	$238	6.2%
Network Solutions	(31)	(3.6)	(2)	(19)	(52)	(6.1)	(183)	(7.4)	(9)	(18)	(210)	(8.5)
Industrial Solutions	(31)	(3.8)	(4)	—	(35)	(4.3)	(137)	(6.2)	(18)	160	5	0.2
Consumer Solutions	(50)	(10.2)	(7)	—	(57)	(11.7)	(83)	(6.0)	(20)	—	(103)	(7.4)

Total	$(3)	(0.1)%	$(28)	$(19)	$(50)	(1.4)%	$(272)	(2.7)%	$(100)	$302	$(70)	(0.7)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $114 million to $1,132 million in the third quarter of fiscal 2013 from $1,018 million in the third quarter of fiscal 2012. In the third quarter of fiscal 2012, gross margin included charges of $68 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch. Excluding this item, gross margin increased as the impacts of improved manufacturing productivity and, to a lesser degree, higher volume were partially offset by price erosion. Gross margin as a percentage of net sales increased to 32.8% in the third quarter of fiscal 2013 from 29.1% in the same period of fiscal 2012.

        In the first nine months of fiscal 2013, gross margin increased $191 million to $3,173 million from $2,982 million in the first nine months of fiscal 2012. In the first nine months of fiscal 2012, gross margin included charges of $68 million related to the acquisition of Deutsch. Excluding this item, gross margin increased due primarily to improved manufacturing productivity, partially offset by price erosion. Gross margin as a percentage of net sales increased to 32.2% in the first nine months of fiscal 2013 as compared to 30.1% in the same period of fiscal 2012.

        Selling, General, and Administrative Expenses.    In the third quarter of fiscal 2013, selling, general, and administrative expenses increased $33 million to $456 million from $423 million in the third quarter of fiscal 2012. The increase included higher incentive compensation costs and impairment charges on certain assets held for sale. Selling, general, and administrative expenses as a percentage of net sales increased to 13.2% in the third quarter of fiscal 2013 from 12.1% in the third quarter of fiscal 2012.

        Selling, general, and administrative expenses increased $89 million to $1,322 million in the first nine months of fiscal 2013 as compared to $1,233 million in the same period of fiscal 2012. The increase included incremental selling, general, and administrative expenses of Deutsch, increased incentive compensation costs, and impairment charges on certain assets held for sale. Selling, general, and administrative expenses as a percentage of net sales increased to 13.4% in the first nine months of fiscal 2013 as compared to 12.4% in the same period of fiscal 2012.

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $3 million and $15 million during the third quarters of fiscal 2013 and 2012, respectively. We incurred acquisition and integration costs of $11 million and $23 million during the first nine months of fiscal 2013 and 2012, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $67 million in the third quarter of fiscal 2013 as compared to $36 million in the same period of fiscal 2012. Net restructuring and other charges were $240 million in the first nine months of fiscal 2013 as compared to $86 million in the first nine months of fiscal 2012. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program resulting in headcount reductions across all segments. Also, we initiated a restructuring program associated with the acquisition of Deutsch. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the third quarter of fiscal 2013, operating income was $439 million as compared to $371 million in the third quarter of fiscal 2012. Results for the third quarter of fiscal 2013 included $67 million of net restructuring and other charges and $3 million of acquisition and integration costs. Results for the third quarter of fiscal 2012 included $94 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $15 million of acquisition and integration costs, and $11 million of net restructuring and other charges. Results for the third quarter of fiscal 2012 also included $25 million of additional net restructuring and other charges.

        Operating income was $1,091 million and $1,117 million in the first nine months of fiscal 2013 and 2012, respectively. Results for the first nine months of fiscal 2013 included $240 million of net restructuring and other charges and $11 million of acquisition and integration costs. Results for the first nine months of fiscal 2012 included $102 million of charges related to the acquisition of Deutsch, including $68 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $23 million of acquisition and integration costs, and $11 million of net restructuring and other charges. Results for the first nine months of fiscal 2012 also included $75 million of additional net restructuring and other charges.

Non-Operating Items

  Interest Expense, Net

        Net interest expense was $32 million in the quarter ended June 28, 2013 as compared to $42 million in the quarter ended June 29, 2012. In the nine months ended June 28, 2013, net interest expense was $95 million as compared to $113 million in the nine months ended June 29, 2012. The decreases were due primarily to lower average debt levels resulting in lower interest expense.

  Other Income (Expense), Net

        We recorded net other income of $18 million and $19 million in the quarters ended June 28, 2013 and June 29, 2012, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). See Note 9 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        We recorded net other expense of $199 million and net other income of $31 million in the nine months ended June 28, 2013 and June 29, 2012, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net expense in the nine months ended June 28, 2013 includes $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

  Income Taxes

        We recorded tax provisions of $93 million and $88 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. The provision for the quarter ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns. The tax provision for the quarter ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, partially offset by the estimated tax impacts of certain intercompany dividends.

        We recorded an income tax benefit of $92 million and a tax provision of $267 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The benefit for the nine months ended June 28, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the benefit for the nine months ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns. The provision for the nine months ended June 29, 2012 reflects tax benefits recognized in connection with the finalization of prior year's tax returns, partially offset by income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011.

  Income (Loss) from Discontinued Operations, Net of Income Taxes

        Income from discontinued operations was $3 million in the third quarter of fiscal 2013 and loss from discontinued operations was $61 million in the third quarter of fiscal 2012. In the first nine months of 2012, loss from discontinued operations was $49 million.

        In June 2012, we sold our Touch Solutions business for net cash proceeds of $380 million. We recognized an insignificant pre-tax loss on the transaction in the quarter ended June 29, 2012. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the quarter ended June 29, 2012, primarily as a result of being unable to fully realize a tax benefit from the write-off of goodwill at the time of the sale.

        In April 2012, we sold our TE Professional Services business for net cash proceeds of $28 million and recognized an insignificant pre-tax gain on the transaction. In the second quarter of fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

        In December 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in the second quarter of fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in income (loss) from discontinued operations, net of income taxes on the Condensed Consolidated Statement of Operations for the nine months ended June 29, 2012.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in millions)
Net sales	$1,438	$1,344	$4,087	$3,849
Operating income	$282	$178	$715	$558
Operating margin	19.6%	13.2%	17.5%	14.5%

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market(1):

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012					Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(2)		Translation(3)	Total		Organic(2)		Translation(3)	Acquisition	Total
	($ in millions)
Automotive	$109	8.1%	$(15)	$94	7.0%	$131	3.4%	$(53)	$160	$238	6.2%

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

  Quarter Ended June 28, 2013 Compared to Quarter Ended June 29, 2012

        Net sales in our Transportation Solutions segment increased $94 million, or 7.0%, to $1,438 million in the third quarter of fiscal 2013 from $1,344 million in the third quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $15 million, or 1.1%, in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012. Organic net sales increased by $109 million, or 8.1%, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

        In the automotive end market, our organic net sales increased 8.1% in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012. The increase was due primarily to growth of 9.8% in the Asia-Pacific region, 9.5% in the Americas region, and 5.9% in the EMEA region. Growth in the Asia-Pacific region resulted primarily from increased demand in China. Growth in the Americas region was attributable to increased consumer demand. In the EMEA region, growth resulted from increased exports to other regions.

        In the third quarter of fiscal 2013, operating income in our Transportation Solutions segment increased $104 million to $282 million from $178 million in the third quarter of fiscal 2012. Segment results for the third quarter of fiscal 2013 included $1 million of net restructuring and other charges and $1 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the third quarter of fiscal 2012 included $57 million of charges related to the acquisition of Deutsch, including $42 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $9 million of acquisition and integration costs, and $6 million of net restructuring and other charges. Segment results also included $3 million of additional net restructuring and other charges in the third quarter of fiscal 2012. Excluding these items, operating income increased in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. The increase resulted primarily from higher volume and improved manufacturing productivity, partially offset by price erosion.

  Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012

        In the first nine months of fiscal 2013, net sales in our Transportation Solutions segment increased $238 million, or 6.2%, to $4,087 million from $3,849 million in the first nine months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $53 million, or 1.4%, in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Deutsch contributed incremental net sales of $160 million in the first six months of fiscal 2013. Organic net sales increased by $131 million, or 3.4%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

        In the automotive end market, our organic net sales increased 3.4% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The increase was due primarily to growth of 8.8% in the Americas region and 3.7% in the Asia-Pacific region. The EMEA region was flat. Growth in the Americas region was driven by continued consumer demand resulting in increased vehicle production. In the Asia-Pacific region, growth was driven by increased demand in China, partially offset by declines in Japan. In the EMEA region, sales were flat despite decreased automotive production in the region.

        Operating income in our Transportation Solutions segment increased $157 million to $715 million in the first nine months of fiscal 2013 from $558 million in the same period of fiscal 2012. Segment results for the first nine months of fiscal 2013 included $29 million of net restructuring and other charges and $5 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first nine months of fiscal 2012 included $62 million of charges related to the acquisition of Deutsch, including $42 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $14 million of acquisition and integration costs, and $6 million of net restructuring and other charges. Segment results also included $4 million of additional net restructuring and other charges in the first nine months of fiscal 2012. Excluding these items, operating income increased in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The increase resulted primarily from higher volume, improved manufacturing productivity, and lower material costs, partially offset by price erosion.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in millions)
Net sales	$803	$855	$2,262	$2,472
Operating income	$48	$64	$103	$176
Operating margin	6.0%	7.5%	4.6%	7.1%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Telecom Networks	43%	40%	41%	39%
Data Communications	24	27	26	26
Enterprise Networks	20	19	20	20
Subsea Communications	13	14	13	15

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012						Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$2	0.6%	$1	$—	$3	0.9%	$(32)	(3.3)%	$(4)	$—	$(36)	(3.7)%
Data Communications	(19)	(8.0)	(1)	(19)	(39)	(17.0)	(48)	(7.1)	1	(18)	(65)	(10.0)
Enterprise Networks	(1)	(0.8)	(2)	—	(3)	(1.8)	(28)	(5.7)	(6)	—	(34)	(7.0)
Subsea Communications	(13)	(10.9)	—	—	(13)	(11.1)	(75)	(20.3)	—	—	(75)	(20.3)

Total	$(31)	(3.6)%	$(2)	$(19)	$(52)	(6.1)%	$(183)	(7.4)%	$(9)	$(18)	$(210)	(8.5)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 28, 2013 Compared to Quarter Ended June 29, 2012

        Net sales in our Network Solutions segment decreased $52 million, or 6.1%, to $803 million in the third quarter of fiscal 2013 from $855 million in the third quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $2 million, or 0.3%, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Organic net sales decreased $31 million, or 3.6%, in the third quarter of fiscal 2013 from the same period of fiscal 2012.

        In the telecom networks end market, our organic net sales were flat in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 as market weakness and decreased capital investments by customers, particularly in the Asia region, were offset by growth in the EMEA and Americas regions. In the data communications end market, our organic net sales decreased 8.0% in the third quarter of fiscal 2013 from the third quarter of fiscal 2012 as a result of weakness in demand in the datacenter market. In the enterprise networks end market, our organic net sales were flat in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 as market slowdowns in the EMEA region were offset by growth in Latin America and the Asia-Pacific region. Organic net sales in the subsea communications end market decreased 10.9% in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 due to lower levels of project activity resulting from customer funding delays.

        In the third quarter of fiscal 2013, operating income in the Network Solutions segment decreased $16 million to $48 million from $64 million in the third quarter of fiscal 2012. Segment results included net restructuring and other charges of $26 million and $18 million in the third quarters of fiscal 2013 and 2012, respectively. Excluding these items, operating income decreased in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. The decrease was attributable to price erosion and, to a lesser degree, unfavorable material costs, partially offset by improved manufacturing productivity.

  Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012

        In the first nine months of fiscal 2013, net sales in our Network Solutions segment decreased $210 million, or 8.5%, to $2,262 million from $2,472 million in the first nine months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $9 million, or 0.4%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. Organic net sales decreased $183 million, or 7.4%, in the first nine months of fiscal 2013 from the first nine months of fiscal 2012.

        In the telecom networks end market, our organic net sales decreased 3.3% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 due primarily to market weakness and decreased capital investments by customers, particularly in the Asia-Pacific and EMEA regions. In the data communications end market, our organic net sales decreased 7.1% in the first nine months of fiscal 2013 from the same period of fiscal 2012 as a result of weakness in demand across all regions, particularly in the datacenter market. In the enterprise networks end market, our organic net sales decreased 5.7% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 with declines resulting primarily from continued market slowdowns in North America and the EMEA region and, to a lesser degree, the Asia-Pacific region. Organic net sales in the subsea communications end market decreased 20.3% in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 due to lower levels of project activity resulting from customer funding delays.

        Operating income in the Network Solutions segment decreased $73 million to $103 million in the first nine months of fiscal 2013 from $176 million in the first nine months of fiscal 2012. Segment results included net restructuring and other charges of $76 million and $48 million in the first nine months of fiscal 2013 and 2012, respectively. Excluding these items, operating income decreased in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The decrease resulted from lower volume, price erosion and, to a lesser degree, unfavorable material costs, partially offset by improved manufacturing productivity.

  Industrial Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in millions)
Net sales	$779	$814	$2,215	$2,210
Operating income	$84	$87	$232	$281
Operating margin	10.8%	10.7%	10.5%	12.7%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Industrial	39%	41%	38%	44%
Aerospace, Defense, and Marine	34	32	35	28
Energy	27	27	27	28

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012					Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Industrial	$(30)	(8.2)%	$(2)	$(32)	(9.5)%	$(111)	(11.4)%	$(12)	$—	$(123)	(12.6)%
Aerospace, Defense, and Marine	8	2.9	(2)	6	2.3	4	0.7	(3)	160	161	26.4
Energy	(9)	(4.3)	—	(9)	(4.1)	(30)	(4.8)	(3)	—	(33)	(5.3)

Total	$(31)	(3.8)%	$(4)	$(35)	(4.3)%	$(137)	(6.2)%	$(18)	$160	$5	0.2%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 28, 2013 Compared to Quarter Ended June 29, 2012

        Net sales in our Industrial Solutions segment decreased $35 million, or 4.3%, to $779 million in the third quarter of fiscal 2013 from $814 million in the third quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $4 million, or 0.5%, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Organic net sales decreased $31 million, or 3.8%, during the third quarter of fiscal 2013 as compared to the same period of fiscal 2012.

        In the industrial end market, our organic net sales decreased 8.2% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 due to continued declines in the solar market and weakness across all regions, particularly in the EMEA and Americas regions. In the aerospace, defense, and marine end market, our organic net sales increased 2.9% in the third quarter of fiscal 2013 from the third quarter of fiscal 2012 as increased production in the commercial aviation market and growth in the marine market resulting from increased oil and gas exploration were partially offset by a slowdown in defense spending. In the energy end market, our organic net sales decreased 4.3% in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 as a result of market declines in the EMEA and Asia-Pacific regions.

        In the third quarter of fiscal 2013, operating income in the Industrial Solutions segment decreased $3 million to $84 million from $87 million in the third quarter of fiscal 2012. Segment results for the third quarter of fiscal 2013 included $22 million of net restructuring and other charges and $2 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the third quarter of fiscal 2012 included $37 million of charges related to the acquisition of Deutsch, including $26 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $6 million of acquisition and integration costs, and $5 million of net restructuring and other charges. Excluding these items, operating income decreased in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012. The decrease resulted from lower volume, partially offset by improved manufacturing productivity.

  Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012

        In the first nine months of fiscal 2013, net sales in our Industrial Solutions segment increased $5 million, or 0.2%, to $2,215 million from $2,210 million in the same period of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $18 million, or 0.8%, in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. Deutsch contributed incremental net sales of $160 million in the first six months of fiscal 2013. Organic net sales decreased $137 million, or 6.2%, during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.

        In the industrial end market, our organic net sales decreased 11.4% in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 due to declines in the solar market and weakness across all regions. In the aerospace, defense, and marine end market, our organic net sales were flat in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 as increased production in the commercial aviation market and growth in the marine market resulting from increased oil and gas exploration were offset by a slowdown in defense spending. In the energy end market, our organic net sales decreased 4.8% in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 as a result of continued market declines across all regions.

        Operating income in the Industrial Solutions segment decreased $49 million to $232 million in the first nine months of fiscal 2013 from $281 million in the same period of fiscal 2012. Segment results for the first nine months of fiscal 2013 included $55 million of net restructuring and other charges and $6 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for the first nine months of fiscal 2012 included $40 million of charges related to the acquisition of Deutsch, including $26 million of charges associated with the amortization of acquisition accounting-related fair value adjustments primarily related to acquired inventories and customer order backlog, $9 million of acquisition and integration costs, and $5 million of net restructuring and other charges. Segment results also included $9 million of additional net restructuring and other charges in the first nine months of fiscal 2012. Excluding these items, operating income decreased in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012. The decrease was due to lower volume, partially offset by improved manufacturing productivity.

  Consumer Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	($ in millions)
Net sales	$429	$486	$1,284	$1,387
Operating income	$25	$42	$41	$102
Operating margin	5.8%	8.6%	3.2%	7.4%

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Consumer Devices	57%	58%	59%	59%
Appliance	43	42	41	41

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2013 versus Net Sales for the Quarter Ended June 29, 2012					Change in Net Sales for the Nine Months Ended June 28, 2013 versus Net Sales for the Nine Months Ended June 29, 2012
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(35)	(12.1)%	$(6)	$(41)	(14.4)%	$(48)	(5.9)%	$(16)	$(64)	(7.8)%
Appliance	(15)	(7.2)	(1)	(16)	(7.9)	(35)	(6.2)	(4)	(39)	(6.9)

Total	$(50)	(10.2)%	$(7)	$(57)	(11.7)%	$(83)	(6.0)%	$(20)	$(103)	(7.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 28, 2013 Compared to Quarter Ended June 29, 2012

        In the third quarter of fiscal 2013, net sales in our Consumer Solutions segment decreased $57 million, or 11.7%, to $429 million from $486 million in the third quarter of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $7 million, or 1.5%, in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012. Organic net sales decreased $50 million, or 10.2%, during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012.

        In the consumer devices end market, our organic net sales decreased 12.1% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 due primarily to continuing declines in the personal computer market. In the appliance end market, our organic net sales decreased 7.2% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 due primarily to declines in the EMEA and Americas regions.

        Operating income in the Consumer Solutions segment decreased $17 million to $25 million in the third quarter of fiscal 2013 as compared to $42 million in the third quarter of fiscal 2012. Segment results included net restructuring and other charges of $18 million and $4 million in the third quarters of fiscal 2013 and 2012, respectively. Excluding these items, operating income was flat in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Improved manufacturing productivity was offset by price erosion.

  Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012

        Net sales in our Consumer Solutions segment decreased $103 million, or 7.4%, to $1,284 million in the first nine months of fiscal 2013 from $1,387 million in the first nine months of fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $20 million, or 1.4%, in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Organic net sales decreased $83 million, or 6.0%, during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012.

        In the consumer devices end market, our organic net sales decreased 5.9% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 due to continuing weakness in the personal computer market, partially offset by increased demand in the mobile phone and tablet markets. In the appliance end market, our organic net sales decreased 6.2% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 due primarily to declines in the EMEA and Americas regions.

        Operating income in the Consumer Solutions segment decreased $61 million to $41 million in the first nine months of fiscal 2013 as compared to $102 million in the first nine months of fiscal 2012. Segment results included net restructuring and other charges of $80 million and $14 million in the first nine months of fiscal 2013 and 2012, respectively. Excluding these items, operating income was flat in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Improved manufacturing productivity was offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	June 28, 2013	June 29, 2012
	(in millions)
Net cash provided by operating activities	$1,453	$1,234
Net cash used in investing activities	(357)	(1,370)
Net cash provided by (used in) financing activities	(1,411)	234
Effect of currency translation on cash	(12)	(14)

Net increase (decrease) in cash and cash equivalents	$(327)	$84

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of our $300 million of 5.95% senior notes due in January 2014. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets, to respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first nine months of fiscal 2013, net cash provided by continuing operating activities increased $279 million to $1,453 million from $1,174 million in the first nine months of fiscal 2012. The increase resulted from higher income from continuing operations and improved working capital.

        The amount of income taxes paid, net of refunds, was $229 million and $240 million during the first nine months of fiscal 2013 and 2012, respectively. Payments during the first nine months of fiscal 2013 and 2012 included $67 million and $70 million, respectively, for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. Also during the first nine months of fiscal 2013 and 2012, we received net reimbursements of $39 million and $44 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. We expect to make net cash payments related to pre-separation tax matters of approximately $187 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement, as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our performance and ability to generate cash. Free cash flow was $1,088 million in the first nine months of fiscal 2013 as compared to $865 million in the first nine months of fiscal 2012. The increase was primarily driven by improved working capital. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Nine Months Ended
	June 28, 2013	June 29, 2012
	(in millions)
Net cash provided by continuing operating activities	$1,453	$1,174
Capital expenditures	(412)	(385)
Proceeds from sale of property, plant, and equipment	19	13
Payments related to pre-separation U.S. tax matters, net	28	26
Payments related to accrued interest on debt assumed in the acquisition of Deutsch	—	17
Payments to settle acquisition-related foreign currency derivative contracts	—	20

Free cash flow	$1,088	$865

Cash Flows from Investing Activities

        In the first nine months of fiscal 2013, capital spending increased $27 million to $412 million from $385 million in the first nine months of fiscal 2012. We expect fiscal 2013 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

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

        In the first nine months of fiscal 2012, we received net cash proceeds of $370 million related to the sale of our Touch Solutions business and $24 million related to the sale of our TE Professional Services business. An additional $14 million of cash proceeds was received during the first nine months of fiscal 2013. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

        Total debt at June 28, 2013 and September 28, 2012 was $3,018 million and $3,711 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in June 2016. TEGSA had no borrowings under the Credit Facility at June 28, 2013 and September 28, 2012.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.5 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 28, 2013, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payment of common share dividends and cash distributions to shareholders were $281 million and $243 million in the first nine months of fiscal 2013 and 2012, respectively. We paid a $0.21 cash distribution to shareholders in the form of a capital reduction to the par value of our common shares in each of the first and second quarters of fiscal 2013. These capital reductions reduced the par value of our common shares from 0.97 Swiss Francs ("CHF") (equivalent to $0.86) to CHF 0.57 (equivalent to $0.44).

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the first installment of the dividend at a rate of $0.25 per share in the third quarter of fiscal 2013.

        During the first nine months of fiscal 2013, we repurchased approximately 16 million of our common shares for $619 million under our share repurchase authorization. During the first nine months of fiscal 2012, we did not repurchase any of our common shares. At June 28, 2013, we had $688 million of availability remaining under our share repurchase authorization.

Backlog

        At June 28, 2013, we had a backlog of unfilled orders of $2,679 million compared to a backlog of $2,633 million at September 28, 2012. Backlog by reportable segment was as follows:

	June 28, 2013	September 28, 2012
	(in millions)
Transportation Solutions	$964	$874
Network Solutions	599	744
Industrial Solutions	808	743
Consumer Solutions	308	272

Total	$2,679	$2,633

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first quarter of fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing Treasury regulations.

        Resolution of this matter in the U.S. Tax Court could take several years and no payments to the IRS with respect to these matters would be required until the matter is fully and finally resolved. In accordance with the terms of a tax sharing agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

        However, as the ultimate outcome is uncertain and if the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, and cash flows. We have reviewed the Notices of Deficiency, the relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, and we continue to believe that we are appropriately reserved for this matter.

        During the first nine months of fiscal 2013, we made payments of $67 million for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, we were reimbursed $39 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011. During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. Over the next twelve months, we expect to make net cash payments of approximately $187 million in connection with pre-separation tax matters.

        At June 28, 2013 and September 28, 2012, we have reflected $12 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We continue to believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Legal Matters

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed above under "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

        At June 28, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        At June 28, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $364 million.

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

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees, and, accordingly, liabilities amounting to $230 million were recorded on the Condensed Consolidated Balance Sheet at June 28, 2013. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the nine months ended June 28, 2013, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2013. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 28, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2013.

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 28, 2012, except the development described under "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Income Tax Matters" of this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 28, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30 - April 26, 2013	1,662,612	$40.95	1,662,200	$829,950,477
April 27 - May 31, 2013	1,954,929	44.83	1,944,390	742,763,874
June 1 - June 28, 2013	1,218,576	45.23	1,216,800	687,728,801

Total	4,836,117	$43.60	4,823,390

(1)
This column includes the following transactions which occurred during the quarter ended June 28, 2013:

(i)
the acquisition of 12,727 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 4,823,390 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 29, 2013)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 28, 2013, filed on July 25, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
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

Date: July 25, 2013