Form 10-K
period 2013-09-27
TE Connectivity Ltd.
filed 2013-11-15
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value CHF 0.57	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $17.4 billion as of March 29, 2013, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 11, 2013 was 410,374,147.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2014 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I

ITEM 1.    BUSINESS

General

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a world leader in connectivity. We design and manufacture products to connect power, data, and signal in a broad array of industries including automotive, energy, industrial, broadband communications, consumer devices, healthcare, and aerospace and defense. We help our customers solve the need for more energy efficiency, always-on communications, and ever-increasing productivity.

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. We now operate through four reporting segments: Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions. Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2013 net sales contribution of each segment, and the key products and industry end markets that we serve:

Segment	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions
% of Fiscal 2013 Net Sales
	41%	23%	23%	13%
Key Products	• Terminals and connector systems • Relays • Circuit protection devices • Sensors • Application tooling • Wire and heat shrink tubing	• Terminals and connector systems • Fiber optics • Wire and cable • Racks and panels • Wireless • Undersea telecommunication systems	• Terminals and connector systems • Heat shrink tubing • Relays • Wire and cable	• Terminals and connector systems • Circuit protection devices • Relays • Antennas • Heat shrink tubing
Key Markets	• Automotive	• Telecom networks • Data communications • Enterprise networks • Subsea communications	• Industrial • Aerospace, defense, and marine • Energy	• Consumer devices • Appliances

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity businesses.  We are a leader in many of the markets we serve, and the opportunity for growth in those markets is significant. We believe our four segments serve a combined market of approximately $100 billion that is expected to grow at an estimated annual growth rate of approximately 5% over the next five years.

  •
  Global leader in passive components.  With net sales of $13.3 billion in fiscal 2013, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be approximately $50 billion in fiscal 2013, our net sales were approximately $8.5 billion. We have established a global leadership position in the connector industry with leading market positions in the following markets: automotive—#1, industrial—#1, telecom/data communications—#2, and consumer electronics—#2.

    Our scale provides us the opportunity to accelerate our sales growth by making larger investments in existing and new technologies and businesses in our core markets, and to expand our presence in emerging markets. Our leadership position also provides us the opportunity to lower our purchasing costs by developing lower cost sources of supply and to maintain a flexible manufacturing footprint worldwide that is close to our customers' locations.

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

  •
  Process and product technology leadership.  We employ approximately 6,900 engineers dedicated to product research, development, and engineering. Our investment of $675 million in product and process engineering and development, together with our capital spending of $615 million in fiscal 2013, enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. In fiscal 2013, we derived approximately 24% of our net sales from new products, including product extensions, introduced within the previous three fiscal years.

  •
  Diverse product mix and customer base.  We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that this diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduces our exposure to individual end markets, thereby reducing the variability of our financial performance. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

  •
  Global presence.  We have an established manufacturing presence in over 20 countries and global sales distribution. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

  •
  Strong management team and employee base.  We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average more than 20 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry.

    We have approximately 84,000 employees located throughout the world. We continue to emphasize employee development and training, and we embrace diversity and inclusion. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success.

Segments

        Below is a description of our reporting segments and the primary products sold by each segment. See Notes 1 and 23 to the Consolidated Financial Statements for additional segment and geographic financial information relating to our business. Prior period segment results have been revised to conform to the current segment reporting structure.

  Transportation Solutions

        The Transportation Solutions segment is a leader in electronic components, including terminals and connectors, relays, and sensors, as well as application tooling, wire and heat shrink tubing, and other custom-engineered solutions for the automotive market including the industrial and commercial vehicle and hybrid and electric vehicle markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, power, and circular connectors, as well as ambient lighting assemblies, special purpose cable assemblies, sophisticated interconnection products used in complex commercial equipment, and custom connectivity solutions for harsh environment applications. This product family represents over 75% of the segment's net sales.

  •
  Relays.  Our relay products can be used in a wide range of applications in the automotive and commercial vehicle industries, including electric sunroofs, anti-lock braking systems, and fuel injection coils.

  •
  Circuit protection devices.  We offer a diverse range of circuit protection devices, which limit the flow of current during fault conditions and automatically reset after the fault is cleared and power to the circuit is restored.

  •
  Sensors.  We offer a customized engineered portfolio of non-contact position and speed sensor technologies mainly for the automotive and commercial vehicle industries that include high measurement standards, robust housing technologies, and temperature stable designs for a variety of powertrain, safety, and chassis applications.

  •
  Application tooling.  We offer a broad portfolio of hand tools, semi-automatic bench machines, and fully-automatic machine systems for processing terminal products.

  •
  Wire and heat shrink tubing.  We offer reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide high temperature wire for harsh environments on passenger and commercial vehicles.

        The above product families represent over 90% of the Transportation Solutions segment's net sales.

  Network Solutions

        The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications market and electronic components for the data communications market. Our products include connectors, fiber optics, wire and cable, racks and panels, and wireless products. We also are a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer an extensive range of low, medium, and high-voltage connectors and splices, cable assemblies, sealing systems, terminals, fittings, lugs and clamps, transmission line fittings, splice closures, grounding hardware, and wall and floor outlets for voice and data connection to local area networks.

  •
  Fiber optics.  We provide fiber optic connectors, splices, splice closures, fiber management systems, high density cable assemblies, couplers and splitters, and complete cabling systems. These products find use in both local-area and wide-area networks and "last-mile" fiber-to-the-home installations.

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

  •
  Wireless.  We offer solutions for radio frequency distribution and distributed antenna systems. These products provide wireless coverage and capacity, and operate as an extension of the wireless network, expanding the reach of both in-building and outdoor signals.

  •
  Undersea telecommunication systems.  We design, build, maintain, and test undersea fiber optic networks for the telecommunication and oil and gas markets.

        The above product families represent over 90% of the Network Solutions segment's net sales.

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power and data, including connectors, heat shrink tubing, relays, and wire and cable, as well as custom-engineered solutions. Our products are used primarily in the industrial; aerospace, defense, and marine; and energy markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, and power connectors, as well as sophisticated interconnection products used in equipment offered to the aerospace, defense, marine, and medical industries. Additionally, we serve the aerospace, defense, and marine industries by offering custom connectivity solutions for harsh environment applications.

  •
  Heat shrink tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

  •
  Relays.  Our relay products can be used in a variety of applications in the industrial and high performance applications for the aerospace, defense, and marine industries.

  •
  Wire and cable.  We provide wire and cable for indoor and outdoor use in office, factory floor, and extreme environment applications, including copper and fiber optic distribution cables, shielded and unshielded twisted-pair cables, armored cable, and patch cords. Additionally, we provide highly-engineered cable and wire products and a broad range of cables suitable for use in rugged applications within the aerospace, defense, and marine industries.

        The above product families represent over 90% of the Industrial Solutions segment's net sales.

  Consumer Solutions

        The Consumer Solutions segment is a top supplier of electronic components, including connectors, circuit protection devices, relays, antennas, and heat shrink tubing, for the consumer devices and appliances markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We provide connector products including a wide variety of electronic grounding, shielding, and contact, SIM memory card, terminal, USB, input/output, and a variety of board level signal and power connectors as well as memory and CPU sockets. Also, we design and manufacture power cables and cable assemblies for high data rate transmission and sophisticated interconnection products used in smartphone, computing, tablet computer, appliances, and consumer electronics OEM products.

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

  •
  Relays.  We provide relay products for a wide range of applications in the consumer devices and appliances markets.

  •
  Antennas.  We offer application specific and standard antenna products in a variety of structures to enable our customers to complete the transmission of wireless voice and data over a full range of protocols.

  •
  Heat shrink tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses.

        The above product families represent over 90% of the Consumer Solutions segment's net sales.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2013 was as follows:

Markets	Percentage
Automotive	41%
Telecom Networks	9
Industrial	9
Aerospace, Defense, and Marine	8
Consumer Devices	8
Energy	6
Data Communications	6
Appliances	5
Enterprise Networks	5
Subsea Communications	3

Total	100%

        Our major markets are as follows:

  •
  Automotive.  The automotive and industrial transportation industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, sensor technologies, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions. Our industrial and commercial transportation products are used in on- and off-highway vehicles and recreational vehicles.

  •
  Telecom networks.  Our products are used by communication service providers to facilitate the high-speed delivery of services from central offices to customer premises. We offer fiber and copper infrastructure, power distribution, fiber-to-the-premises, and fiber-to-the-node connectivity solutions for the central office and data center, to the outside plant, cell site, and multi-dwelling unit buildings. We develop and manufacture telecommunication products which are used to build out broadband communications infrastructure as well as upgrade networks. Our networking products are used in routers, switches, optical transport, and access equipment for converged voice and data transmission. We offer solutions for distributed antenna systems, wireless infrastructure equipment, and high speed wireless indoor/outdoor base stations.

  •
  Industrial.  Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. The medical industry uses our products in diagnostic, therapeutic, surgical, and interventional applications. Also, our products are used by the solar and lighting industry.

  •
  Aerospace, defense, and marine.  We provide components and solutions for the commercial aerospace industry, from the initial stages of aircraft design to aftermarket support. Our defense products include ruggedized electronic interconnects serving military aviation, marine, and ground vehicles including electronic warfare and space systems. Our marine products include cables and electronics used for harsh subsea environments in the offshore oil and gas and civil marine industries and in shipboard, subsea, and sonar applications.

  •
  Consumer devices.  Our products and connectivity solutions are used in numerous consumer devices, including smart phones, tablet computers, desktop computers, televisions, gaming systems, digital and video cameras, printers and copiers, and business and retail equipment.

  •
  Energy.  Our products are used in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, smart grid, and industrial markets.

  •
  Data communications.  Our products and solutions are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries.

  •
  Appliances.  Our products are used in many household appliances, including washers and dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, and microwaves.

  •
  Enterprise networks.  We provide cable, connectivity, and cable management solutions for networks that enable high-bandwidth voice and data communications throughout facilities including data centers, commercial buildings, and office campuses. Our products support networks in a variety of industries, including healthcare, government, gaming and hospitality, financial services, education, and transportation.

  •
  Subsea communications.  Our products are used in undersea fiber optic telecommunication systems. With vertically integrated undersea communications systems and services, we support the telecommunications and oil and gas industries, and other customers seeking marine services.

Customers

        We collaborate closely with our customers to meet their product needs. Our approach to our customers is driven by our dedication to further develop our product families and ensure that we are globally positioned to best provide our customers with sales and engineering support. We believe that as electronic component technologies continue to proliferate, our broad product portfolio and engineering capability give us a potential competitive advantage when addressing the needs of our global customers.

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region as a percentage of our total net sales were as follows(1):

	Fiscal
	2013	2012	2011
Europe/Middle East/Africa	34%	34%	36%
Asia–Pacific	33	34	33
Americas(2)	33	32	31

Total	100%	100%	100%

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our Subsea Communications business.

        There is no single customer that accounted for a significant amount of our net sales in fiscal 2013, 2012, or 2011.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries primarily through direct selling efforts to manufacturers. We also sell some of our products indirectly via third-party distributors. In fiscal 2013, our direct sales represented 74% of net sales, with the remainder provided by sales to third-party distributors and independent manufacturer representatives.

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

Seasonality and Backlog

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and cancellation of unfilled orders prior to shipment of goods. We experience a slight seasonal pattern to our business. Overall, the third fiscal quarter is typically the strongest quarter of our fiscal year, whereas the first and fourth fiscal quarters are negatively affected by winter holidays and European holidays, respectively. The second fiscal quarter may also be affected by adverse winter weather conditions in some of our markets.

        Certain of our end markets experience some seasonality. Our sales into the automotive market are dependent upon global automotive production, and seasonal declines in European production may negatively impact net sales in the fourth fiscal quarter. Also, our sales into the telecom networks and energy markets typically increase in the third and fourth fiscal quarters as customer activity related to outdoor networks increases.

        Backlog by reportable segment was as follows:

	Fiscal Year End
	2013	2012
	(in millions)
Transportation Solutions	$996	$874
Network Solutions(1)	475	744
Industrial Solutions	791	743
Consumer Solutions	307	272

Total	$2,569	$2,633

(1)
Includes our Subsea Communications business's backlog of $138 million and $352 million at fiscal year end 2013 and 2012, respectively.

        We expect that the majority of our backlog at September 27, 2013 will be filled during fiscal 2014.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally on the basis of breadth of product offering, product innovation, price, quality, delivery, and service. Our markets have generally been growing but with downward pressure on prices. The following is a listing of our major competitors by segment:

  •
  Transportation Solutions.  This segment primarily competes against Yazaki, Delphi, Sumitomo, Molex, Amphenol, and Rosenberger.

  •
  Network Solutions.  This segment's major competitors include CommScope, Corning, Huawei Technologies, Amphenol, and Molex. Also, the Subsea Communications business competes against Alcatel-Lucent.

  •
  Industrial Solutions.  This segment primarily competes against Amphenol, Esterline, Molex, Phoenix Contact, Hubbell, and 3M.

  •
  Consumer Solutions.  This segment's major competitors include Molex, JST Connectors, Japan Aviation Electronics, Amphenol, and Foxconn Technology Group.

Raw Materials

        We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding, precious metals such as gold and silver for plating, and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand.

Research and Development

        We are engaged in both internal and external research and development in an effort to introduce new products to enhance the effectiveness, ease of use, safety, and reliability of our existing products, and to expand the applications for which the uses of our products are appropriate. We continually evaluate developing technologies in areas where we may have technological or marketing expertise for possible investment or acquisition.

        Our research and development expense was as follows:

	Fiscal
	2013	2012	2011
	(in millions)
Transportation Solutions	$193	$185	$180
Network Solutions	197	200	192
Industrial Solutions	119	132	135
Consumer Solutions	67	78	86

Total	$576	$595	$593

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

Employees

        As of September 27, 2013, we employed approximately 84,000 people worldwide, of whom 27,000 were in the Americas region, 27,000 were in the Europe/Middle East/Africa region, and 30,000 were in the Asia–Pacific region. Of our total employees, approximately 49,000 were employed in manufacturing.

Government Regulation and Supervision

        The import and export of products are subject to regulation by the United States ("U.S.") and other countries. A small portion of our products, including defense-related products, may require governmental import and export licenses, whose issuance may be influenced by geopolitical and other events. We have a trade compliance organization and other systems in place to apply for licenses and otherwise comply with such regulations. Any failure to maintain compliance with domestic and foreign trade regulation could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction.

Environmental

        Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, chemical usage, and others. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards, staff dedicated to environmental, health, and safety issues, periodic compliance auditing, training, and other measures. We have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China Restriction of Hazardous Substances law, the EU REACH (chemical registration and evaluation) Regulation, and similar laws.

        Compliance with these laws has in the past and may in the future increase our costs of doing business in a variety of ways. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions are likely to increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $12 million to $24 million. As of September 27, 2013, we believe that the best estimate within this range is approximately $13 million. We do not anticipate any material capital expenditures during fiscal 2014 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Corporate History

        Tyco Electronics Ltd. was incorporated in Bermuda in fiscal 2000 as a wholly-owned subsidiary of Tyco International Ltd. ("Tyco International"). Effective June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare business, to its common shareholders (referred to in this report as the "separation"). We became an independent, publicly traded company owning the former electronics businesses of Tyco International.

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

        Effective June 25, 2009, we discontinued our existence as a Bermuda company and, in accordance with article 161 of the Swiss Federal Code on International Private Law, continued our existence as a Swiss corporation under articles 620 et seq. of the Swiss Code of Obligations. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

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

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC.

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

        TE Connectivity and TE Connectivity (logo) are trademarks. © 2013 TE Connectivity Ltd. All Rights Reserved.

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

        Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt and significant bank failures or defaults, any of which could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions could trigger the recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

         We are dependent on the automotive and other industries.

        We are dependent on end market dynamics to sell our products, and our operating results can be adversely affected by cyclical and reduced demand in these markets. Periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

        Approximately 41% of our net sales for fiscal 2013 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2013, our sales into the telecom networks; industrial; aerospace, defense, and marine; and consumer devices end markets accounted for 9%, 9%, 8%, and 8%, respectively, of our net sales. The telecom networks industry has historically experienced fluctuations in demand resulting from changes in carrier activity and capital investments by customers. Demand for industrial equipment is dependent upon economic conditions. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. The consumer devices industry can experience variability in demand depending on the underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers.

         We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components, and expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the level of customer service, the development of new technology, our ability to participate in emerging markets, and customers' expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo ("DRC"). As a result, the SEC established annual disclosure and reporting requirements for those companies who use "conflict" minerals mined from the DRC and adjoining countries in their products. These requirements were effective for the calendar year beginning January 1, 2013. These requirements could affect the sourcing, pricing, and availability of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain these metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we are implementing.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 53% of our net sales for fiscal 2013 were invoiced in currencies other than the U.S. Dollar, and we expect non-U.S. Dollar revenue to represent a significant and likely increased portion of our future net revenue. Therefore, when the U.S. Dollar strengthens in relation to the currencies of the countries where we sell our products, such as the Euro or Asian currencies, our U.S. Dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage this risk in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

         We may be negatively affected as our customers and vendors continue to consolidate.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, telecommunications, computer, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

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

        We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings. We cannot assure you that we will identify or successfully complete transactions with acquisition candidates in the future. We also cannot assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

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

         Our future success is significantly dependent on our ability to attract and retain executive management employees and limitations affecting retention and hiring, including new Swiss regulations, could have a negative impact on our business and increase our expenses.

        Our success depends to a significant extent upon our continued ability to retain our executive management employees and hire new executive management employees to replace, succeed, or add to members of our executive management team. Our executive management team has significant industry experience and would be difficult to replace. Competition for executive talent is intense, and we compete for these personnel with other companies that are regulated by the laws of jurisdictions that provide significantly greater flexibility than Switzerland, our jurisdiction of incorporation, in compensation practices for executive management employees. As a Swiss company, we are and will be subject to limitations on compensation practices for our current and future executive management employees under a recently passed Swiss constitutional amendment (the Minder initiative) and its proposed regulations (the "New Swiss Regulations") which come into effect on and after January 1, 2014. The New Swiss Regulations, among other things, will require an annual binding say-on-pay vote by shareholders for the compensation of our executive management employees and board of directors; prohibit most forms of severance payments, advance payments, and payments provided in connection with a change of control of the company or an acquired or divested business unit; require that many aspects of the compensation practices for our executive management employees and board of directors be included in our articles of association and subject to the approval of shareholders when initially implemented and when changed in the future; and subject our management and board of directors to criminal sanctions relating to actions taken in connection with certain compensation practices. The New Swiss Regulations' restrictions on compensation practices generally are not representative of the regulatory environment applicable to most non-Swiss companies, and the applicability of the New Swiss Regulations to us could make it more difficult for us to retain and compete on a global basis for certain members of our executive management team who report to our chief executive officer. The loss of the services of one or more of our key executive management employees or our difficulty in hiring new executive management employees could have a negative impact on our business. In addition, the development of compensation practices complying in all respects with the New Swiss Regulations, as well as the search for new executive management personnel in the future, could divert management's time and attention and result in increased expenses to us. Furthermore, we are subject to the Exchange Act and its proxy rules, which provide for a non-binding say-on-pay vote by our shareholders for compensation of our chief executive officer, chief financial officer, and three other most highly compensated executive officers and other disclosures relating to our executive compensation. The regulatory scheme under the New Swiss Regulations for executive compensation is not consistent with the SEC's regulatory scheme, and the two conflicting bodies of executive compensation regulations applicable to us could lead to confusing and inconsistent proposals to our shareholders for approval at annual general meetings and inconsistencies in executive compensation disclosure in related proxy statements and our other SEC disclosure documents.

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

        Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity securities, which has reduced and could further reduce the value of our pension plans' investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans' investment portfolios or a reduction in returns on plan assets could have an adverse effect on our results of operations, financial position, and cash flows.

         Disruption in credit markets and volatility in equity markets may affect our ability to access sufficient funding.

        The global equity markets have been volatile and at times credit markets have been disrupted, which has reduced the availability of investment capital and credit. Recent downgrades of sovereign debt credit ratings have similarly affected the availability and cost of capital. As a result, we may be unable to access adequate funding to operate and grow our business. Our inability to access adequate funding or to generate sufficient cash from operations may require us to reconsider certain projects and capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings and credit capacity, the cost of financing, and other general economic and business conditions.

         Divestitures of some of our businesses or product lines may have a material adverse effect on our results of operations, financial position, and cash flows.

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

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the U.S. and the EU. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements and practices with respect to the electrical components or other markets are found to violate or infringe such laws, we may be subject to civil and other penalties. We also may be subject to third-party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected. Further, any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

         We are subject to global risks of political, economic, and military instability.

        Our workforce; manufacturing, research, administrative, and sales facilities; markets; customers; and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

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

  •
  employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;

  •
  difficulties protecting intellectual property;

  •
  instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, and actual or anticipated military or political conflicts; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        We have sizeable operations in China, including 16 manufacturing sites. In addition, approximately 15% of our net sales in fiscal 2013 were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

        In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

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

  •
  product hazardous material content; and

  •
  the health and safety of our employees.

        We may not have been, or we may not at all times be, in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance burdens.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal, and remedial costs under certain federal and state laws are retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar environmental agencies that conditions at a number of formerly-owned sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites.

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

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives, the EU REACH (chemical registration and evaluation) Regulation, the China law on Management Methods for Controlling Pollution by Electronic Information Products, and various other laws. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make manufacture or sale of our products more expensive or impossible and could limit our ability to sell our products in certain jurisdictions.

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

        Our, Tyco International's, and Covidien's income tax returns are examined periodically by various tax authorities. In connection with such examinations, tax authorities, including the U.S. Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. We are reviewing and contesting certain of the proposed tax adjustments. See additional information in "Income Tax Matters" in "Part I. Item 3. Legal Proceedings." Amounts related to these tax adjustments and other tax contingencies and related interest that we have assessed under the uncertain tax position provisions of Accounting Standards Codification ("ASC") 740, Income Taxes, have been reflected as liabilities on the Consolidated Financial Statements. The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. We recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

        Under the Tax Sharing Agreement, Tyco International has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including June 29, 2007. The timing, nature, and amount of any settlement agreed to by Tyco International may not be in our best interests. Moreover, the other parties to the Tax Sharing Agreement will be able to remove Tyco International as the controlling party only under limited circumstances, including a change of control or bankruptcy of Tyco International, or by a majority vote of the parties. All other tax audits will be administered, controlled, and settled by the party that would be responsible for paying the tax.

         If the distribution or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

        Tyco International received private letter rulings from the IRS regarding the U.S. federal income tax consequences of the distribution of our common shares and Covidien common shares to the Tyco International shareholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common shares and the Covidien common shares, will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the "Code"). The private letter rulings also provided that certain internal transactions undertaken in anticipation of the separation would qualify for favorable treatment under the Code. In addition to obtaining the private letter rulings, Tyco International obtained opinions from outside legal counsel confirming the tax-free status of the distribution and certain internal transactions. The private letter rulings and the opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco International, and Covidien regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, Tyco International would recognize a gain in an amount equal to the excess of the fair market value of our common shares and Covidien common shares distributed to Tyco International shareholders on the distribution date over Tyco International's tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, we would incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

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

Risks Relating to Our Swiss Jurisdiction of Incorporation

         Legislative and other proposals in Switzerland, the U.S., and other jurisdictions could cause a material change in our worldwide effective corporate tax rate.

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

         Legislation in the U.S. could adversely impact our results of operations, financial position, and cash flows.

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

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. Our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 6, 2015, and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

         Swiss law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital

(in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in the case of issuances from authorized capital, until March 6, 2015 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the U.S. are located in Berwyn, Pennsylvania in a facility that we rent. We operate approximately 90 manufacturing, warehousing, and office locations in over 20 states in the U.S. We also operate nearly 300 manufacturing, warehousing, and office locations in over 50 countries and territories outside the U.S.

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

        Our principal centers of manufacturing output at September 27, 2013 included sites in the following countries:

	Number of Manufacturing Facilities
	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions	Total
Americas:
U.S.	6	9	10	2	27
Mexico	2	3	5	—	10
Brazil	1	—	—	—	1
Europe/Middle East/Africa:
India	1	3	3	—	7
United Kingdom	—	2	5	—	7
Germany	3	1	2	—	6
France	—	—	4	—	4
Czech Republic	1	1	—	1	3
Switzerland	1	1	1	—	3
Belgium	1	1	—	—	2
Italy	1	—	—	1	2
Austria	—	—	1	—	1
Hungary	1	—	—	—	1
Poland	—	—	1	—	1
Portugal	1	—	—	—	1
Spain	1	—	—	—	1
Ukraine	1	—	—	—	1
Asia–Pacific:
China	2	5	1	8	16
Japan	1	—	—	1	2
Australia	—	1	—	—	1
Korea	1	—	—	—	1
New Zealand	—	—	1	—	1

Total	25	27	34	13	99

        We estimate that our manufacturing production by region in fiscal 2013 was approximately: Americas—30%, Europe/Middle East/Africa—40%, and Asia–Pacific—30%.

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

        At September 27, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable at this time.

        Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that these proceedings will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

Income Tax Matters

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 27, 2013 and September 28, 2012.

	Market Price Range
	Fiscal
	2013		2012
	High	Low	High	Low
First Quarter	$37.95	$32.03	$36.69	$27.25
Second Quarter	42.54	36.88	37.30	31.48
Third Quarter	46.87	39.11	36.97	30.51
Fourth Quarter	53.54	46.20	37.11	30.64

        The number of registered holders of our common shares at November 8, 2013 was 28,351.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on our common shares during the quarterly periods presented below(1).

	Fiscal
	2013		2012
First Quarter	$0.21 (CHF 0.20)	(2)	$0.18 (CHF 0.17)
Second Quarter	$0.21 (CHF 0.20)	(2)	$0.18 (CHF 0.17)
Third Quarter	$0.25 (CHF 0.24)		$0.21 (CHF 0.20)	(2)
Fourth Quarter	$0.25 (CHF 0.24)		$0.21 (CHF 0.20)	(2)

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index on September 26, 2008 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return as of the fiscal years ended September 25, 2009, September 24, 2010, September 30, 2011, September 28, 2012, and September 27, 2013. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal
	2008*	2009	2010	2011	2012	2013
TE Connectivity Ltd.	$100.00	$85.35	$112.01	$109.89	$135.94	$212.30
S&P 500 Index	100.00	88.42	99.23	99.74	129.87	155.92
Dow Jones Electrical Components and Equipment Index	100.00	97.01	112.80	107.92	142.97	196.41

*
$100 invested on September 26, 2008 in TE Connectivity's common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 27, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
June 29–July 26, 2013	929,249	$47.62	925,000	$643,696,026
July 27–August 30, 2013	2,177,956	50.07	2,176,299	534,721,715
August 31–September 27, 2013	1,086,813	52.30	1,080,138	478,232,526

Total	4,194,018	$50.11	4,181,437

(1)
This column includes the following transactions which occurred during the quarter ended September 27, 2013:

(i)
the acquisition of 12,581 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 4,181,437 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

(3)
Amounts in this column reflect the maximum value of shares that could be purchased under our share repurchase program as of September 27, 2013. On October 29, 2013, our board of directors authorized an increase of $1 billion in the share repurchase program.

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

	As of or for Fiscal
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,280	$13,282	$13,778	$11,681	$9,926
Gross margin	4,329	4,046	4,271	3,643	2,436
Acquisition and integration costs	14	27	19	8	—
Restructuring and other charges, net	311	128	136	137	372
Pre-separation litigation charges (income), net	—	—	—	(7)	144
Impairment of goodwill	—	—	—	—	3,547
Operating income (loss)	1,556	1,518	1,687	1,452	(3,523)
Amounts attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	1,276	1,163	1,223	1,012	(3,146)
Income (loss) from discontinued operations, net of income taxes	—	(51)	22	91	(119)
Net income (loss)	$1,276	$1,112	$1,245	$1,103	$(3,265)
Per Share Data
Basic earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$3.05	$2.73	$2.79	$2.23	$(6.85)
Net income (loss)	3.05	2.61	2.84	2.43	(7.11)
Diluted earnings (loss) per share attributable to TE Connectivity Ltd.:
Income (loss) from continuing operations	$3.02	$2.70	$2.76	$2.21	$(6.85)
Net income (loss)	3.02	2.59	2.81	2.41	(7.11)
Dividends and cash distributions paid per common share	$0.92	$0.78	$0.68	$0.64	$0.64
Balance Sheet Data
Total current assets	$6,309	$6,503	$6,981	$7,047	$5,838
Total assets	18,461	19,306	17,723	16,992	16,018
Total current liabilities	3,924	4,004	3,410	3,468	2,618
Long-term debt	2,303	2,696	2,667	2,306	2,316
Total equity	8,386	7,977	7,484	7,056	7,006
Working capital(6)	2,385	2,499	3,571	3,579	3,220
Other Operating Data
Capital expenditures	$615	$533	$574	$380	$319

(1)
Fiscal 2013 results include $331 million of income tax benefits associated with the effective settlement of an audit of prior year tax returns as well as the related impact of $231 million to other expense pursuant to the tax sharing agreement with Tyco International and Covidien. (See Notes 13, 17, and 18 to the Consolidated Financial Statements.)

(2)
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

(3)
Fiscal 2011 results include $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with ADC and $35 million of income tax benefits associated with the completion of fieldwork and the settlement of certain U.S. tax matters as well as the related impact of $14 million of other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien. (See Notes 5, 13, 17, and 18 to the Consolidated Financial Statements.)

(4)
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

(5)
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

        Our Consolidated Financial Statements have been prepared in U.S. Dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP").

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

Overview

        We are a world leader in connectivity. We design and manufacture products to connect power, data, and signal in a broad array of industries including automotive, energy, industrial, broadband communications, consumer devices, healthcare, and aerospace and defense. We help our customers solve the need for more energy efficiency, always-on communications, and ever-increasing productivity.

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to align the organization around our strategy. We now operate through four reporting segments: Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions. See Notes 1 and 23 to the Consolidated Financial Statements for additional information regarding our segments. Prior period segment results have been restated to conform to the current segment reporting structure.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets.

        Overall, our fiscal 2013 net sales and organic net sales were consistent with fiscal 2012 levels. On an organic basis, our sales into industrial- and infrastructure-based markets declined, primarily as a result of weakness in the subsea communications and data communications end markets in the Network Solutions segment and the industrial end market in the Industrial Solutions segment. Also, on an organic basis, our sales into consumer-based markets increased with growth in the automotive end market in the Transportation Solutions segment, partially offset by declines in the consumer devices and appliances end markets in the Consumer Solutions segment.

        Overall, our net sales decreased 3.6% in fiscal 2012 as compared to fiscal 2011. On an organic basis, net sales decreased 2.7% in fiscal 2012 from fiscal 2011 levels. On an organic basis, our sales into industrial- and infrastructure-based markets decreased, primarily as a result of weakness in the data communications, subsea communications, and telecom networks end markets in the Network Solutions segment and the industrial end market in the Industrial Solutions segment. Our sales into consumer-based markets experienced modest growth, on an organic basis, as growth in the automotive end market in the Transportation Solutions segment was partially offset by declines in the appliances and consumer devices end markets in the Consumer Solutions segment.

        The acquisition of Deutsch in April 2012 benefited the automotive and aerospace, defense, and marine end markets in the Transportation Solutions and Industrial Solutions segments, respectively, and contributed net sales of $327 million in fiscal 2012. Also, Deutsch contributed incremental net sales of $320 million in the first six months of fiscal 2013 over the same period of fiscal 2012. Fiscal 2011 included an additional week which contributed $267 million in net sales and $0.08 per share to diluted earnings per share. ADC, which was acquired in December 2010, contributed net sales of $843 million, of which $24 million related to the additional week, during fiscal 2011. Also, the acquisition of ADC resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011.

        The March 2011 earthquake, subsequent tsunami, and aftershocks in Japan caused disruptions in our customers' operations and the supply chains that support their operations. We estimate that our fiscal 2011 net sales and diluted earnings per share were negatively impacted by $99 million and $0.07 per share, respectively, as a result of these disruptions. Our facilities in Japan were not materially damaged, and we did not experience further negative impacts after 2011.

  Outlook

        We expect net sales in the first quarter of fiscal 2014 to be between $3.225 billion and $3.325 billion. This reflects sales increases in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment, partially offset by sales decreases in the Consumer Solutions and Network Solutions segments relative to the first quarter of fiscal 2013. In the Transportation Solutions segment, we expect our sales to increase approximately 10%, and we expect global automotive production to increase 3% in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Industrial Solutions segment, we expect our sales to increase approximately 10% in the industrial end market with smaller increases in the aerospace, defense, and marine and energy end markets in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. In the Consumer Solutions segment, we expect our sales to decline in the consumer devices end market, with this decline partially offset by a modest increase in our sales in the appliances end market in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Network Solutions segment, we expect our sales to decline during the first quarter of fiscal 2014, reflecting continued weakness in the subsea communications and data communications end markets. We expect this decline to be partially offset by sales increases in the telecom networks end market. We expect diluted earnings per share to be in the range of $0.71 to $0.75 per share in the first quarter of fiscal 2014.

        For fiscal 2014, we expect net sales to be between $13.65 billion and $14.15 billion, reflecting expected sales increases in the Transportation Solutions and Industrial Solutions segments and, to a lesser degree, the Consumer Solutions segment from fiscal 2013 levels. In the Transportation Solutions segment, we expect our sales growth to exceed an anticipated increase in global automotive production of approximately 4% from fiscal 2013 levels. In the Industrial Solutions segment, we expect our sales to increase in fiscal 2014 from fiscal 2013 levels in all end markets, with growth primarily in the aerospace, defense, and marine end market due to strength in commercial aviation and oil and gas markets. In the Consumer Solutions segment, we expect a slight increase in our sales in the appliances end market in fiscal 2014 while our sales in the consumer devices end market are expected to be consistent with fiscal 2013 levels. In the Network Solutions segment, we expect our fiscal 2014 sales to be consistent with fiscal 2013 levels, with increased sales in the telecom networks end market offset by decreased sales in the data communications end market. We expect diluted earnings per share to be in the range of $3.41 to $3.71 per share in fiscal 2014.

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

  Acquisitions

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest. The acquired Deutsch businesses have been reported in the Transportation Solutions and Industrial Solutions segments from the date of acquisition. During fiscal 2012, Deutsch contributed net sales of $327 million and an operating loss of $54 million to our Consolidated Statement of Operations. The operating loss included charges of $75 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, acquisition costs of $21 million, restructuring charges of $14 million, and integration costs of $6 million.

        In July 2010, we entered into an Agreement and Plan of Merger to acquire 100% of the outstanding stock of ADC, a provider of broadband communications network connectivity products and related solutions. On December 9, 2010, upon effecting a short-form merger under Minnesota law, we owned 100% of the outstanding shares of ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million representing the fair value of ADC share-based awards exchanged for TE Connectivity share options and stock appreciation rights. The acquired ADC businesses have been included in the Network Solutions segment from the date of acquisition. During fiscal 2011, ADC contributed net sales of $843 million and an operating loss of $53 million to our Consolidated Statement of Operations. The operating loss included restructuring charges of $80 million, charges of $39 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, integration costs of $10 million, and acquisition costs of $9 million.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

  Restructuring

        We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $314 million during fiscal 2013 and expect to incur net restructuring charges of approximately $50 million during fiscal 2014. Cash spending related to restructuring was $151 million during fiscal 2013, and we expect total spending, which will be funded with cash from operations, to be approximately $175 million in fiscal 2014. Annualized cost savings related to these actions are expected to be approximately $115 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

  Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million and recognized an insignificant pre-tax gain on the transaction. Also, during fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million and recognized an insignificant pre-tax gain on the transaction. See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We purchased approximately 172 million pounds of copper, 133,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2013. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2013	2012	2011
Copper	Lb.	$3.51	$3.90	$3.99
Gold	Troy oz.	$1,613	$1,599	$1,382
Silver	Troy oz.	$29.18	$34.30	$30.27

        In fiscal 2014, we expect to purchase copper, gold, and silver in quantities similar to fiscal 2013 levels.

  •
  Foreign exchange.  Approximately 53% of our net sales are invoiced in currencies other than the U.S. Dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period. The percentage of net sales in fiscal 2013 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. Dollar	47%
Euro	28
Japanese Yen	6
Chinese Renminbi	6
Korean Won	4
Brazilian Real	2
British Pound Sterling	2
All others	5

Total	100%

Consolidated Operations

        Net Sales.    Net sales were $13,280 million and $13,282 million in fiscal 2013 and 2012, respectively. On an organic basis, net sales decreased $171 million, or 1.3%, in fiscal 2013 from fiscal 2012 as increased net sales in the Transportation Solutions segment were more than offset by decreases in the Network Solutions, Industrial Solutions, and Consumer Solutions segments. Price erosion adversely affected organic sales by $207 million in fiscal 2013. Foreign currency exchange rates negatively impacted net sales by $115 million, or 0.9%, in fiscal 2013. Deutsch, which was acquired on April 3, 2012, contributed incremental net sales of $320 million during the first six months of fiscal 2013 over the same period of fiscal 2012.

        Net sales decreased $496 million, or 3.6%, to $13,282 million in fiscal 2012 from $13,778 million in fiscal 2011. On an organic basis, net sales decreased $372 million, or 2.7%, in fiscal 2012 as compared to fiscal 2011 as a result of decreased net sales in the Network Solutions segment and, to a lesser degree, the Industrial Solutions and Consumer Solutions segments. Foreign currency exchange rates negatively impacted net sales by $338 million, or 2.4%, in fiscal 2012. Fiscal 2011 included an additional week which contributed $267 million in net sales. Deutsch contributed net sales of $327 million during fiscal 2012. Also, the acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011.

        See further discussion of organic net sales below under "Results of Operations by Segment."

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2013	2012	2011
Europe/Middle East/Africa (EMEA)	34%	34%	36%
Asia–Pacific	33	34	33
Americas	33	32	31

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2013						2012
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisitions	Total
	($ in millions)
EMEA	$(114)	(2.5)%	$28	$146	$60	1.3%	$(214)	(4.3)%	$(327)	$(96)	$181	$(456)	(9.2)%
Asia–Pacific	(31)	(0.7)	(113)	(7)	(151)	(3.4)	(15)	(0.3)	33	(89)	52	(19)	(0.4)
Americas	(26)	(0.6)	(30)	145	89	2.1	(143)	(3.3)	(44)	(82)	248	(21)	(0.5)

Total	$(171)	(1.3)%	$(115)	$284	$(2)	—%	$(372)	(2.7)%	$(338)	$(267)	$481	$(496)	(3.6)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, the impact of changes in foreign currency exchange rates, and the impact of the 53rd week in fiscal 2011.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

(3)
Represents the impact of an additional week in fiscal 2011.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2013	2012	2011
Transportation Solutions	41%	39%	36%
Network Solutions	23	25	26
Industrial Solutions	23	22	23
Consumer Solutions	13	14	15

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2013						2012
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisition (Divestiture)	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisitions	Total
	($ in millions)
Transportation Solutions	$251	4.9%	$(54)	$160	$357	7.0%	$325	6.6%	$(181)	$(102)	$174	$216	4.4%
Network Solutions	(192)	(5.8)	(16)	(36)	(244)	(7.4)	(374)	(10.2)	(66)	(75)	154	(361)	(9.8)
Industrial Solutions	(122)	(4.1)	(18)	160	20	0.7	(181)	(5.8)	(76)	(53)	153	(157)	(5.0)
Consumer Solutions	(108)	(5.8)	(27)	—	(135)	(7.3)	(142)	(7.0)	(15)	(37)	—	(194)	(9.5)

Total	$(171)	(1.3)%	$(115)	$284	$(2)	—%	$(372)	(2.7)%	$(338)	$(267)	$481	$(496)	(3.6)%

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

        Gross Margin.    In fiscal 2013, gross margin was $4,329 million, reflecting a $283 million increase from gross margin of $4,046 million in fiscal 2012. In fiscal 2012, gross margin included charges of $75 million associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch. Excluding this item, gross margin increased in fiscal 2013 as compared to fiscal 2012 due primarily to improved manufacturing productivity and, to a lesser degree, lower material costs, partially offset by price erosion. Gross margin as a percentage of net sales increased to 32.6% in fiscal 2013 from 30.5% in fiscal 2012.

        In fiscal 2012, gross margin was $4,046 million, reflecting a $225 million decrease from gross margin of $4,271 million in fiscal 2011. In fiscal 2012, gross margin included charges of $75 million associated with the acquisition of Deutsch, whereas in fiscal 2011, gross margin included similar charges of $39 million associated with the acquisition of ADC. Excluding these items, gross margin decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from lower sales levels and, to a lesser degree, increased material costs, partially offset by improved manufacturing productivity. Gross margin as a percentage of net sales decreased to 30.5% in fiscal 2012 from 31.0% in fiscal 2011.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $88 million to $1,773 million in fiscal 2013 from $1,685 million in fiscal 2012. The increase resulted primarily from additional selling, general, and administrative expenses of Deutsch, increased incentive compensation costs, and impairment charges on certain assets held for sale, partially offset by benefits attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales increased to 13.4% in fiscal 2013 from 12.7% in fiscal 2012.

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

        Acquisition and Integration Costs.    In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $14 million and $27 million during fiscal 2013 and 2012, respectively. In connection with the acquisition of ADC, we incurred acquisition and integration costs of $19 million during fiscal 2011.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $311 million, $128 million, and $136 million in fiscal 2013, 2012, and 2011, respectively. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch. We initiated a restructuring program during fiscal 2011 which was primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally, in fiscal 2011, we instituted reductions-in-force across all segments as a result of economic conditions. See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    Operating income was $1,556 million and $1,518 million in fiscal 2013 and 2012, respectively. Results for fiscal 2013 included $311 million of net restructuring and other charges and $14 million of acquisition and integration costs. Results for fiscal 2012 included $116 million of charges related to the acquisition of Deutsch, including $75 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, $27 million of acquisition and integration costs, and $14 million of net restructuring and other charges. Results for fiscal 2012 also included $114 million of additional net restructuring and other charges.

        Operating income was $1,518 million and $1,687 million in fiscal 2012 and 2011, respectively. As discussed above, results for fiscal 2012 included $116 million of charges related to the acquisition of Deutsch. Results for fiscal 2012 also included $114 million of additional net restructuring and other charges. Results for fiscal 2011 included $138 million of charges related to the acquisition of ADC, including $80 million of net restructuring and other charges, $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Results for fiscal 2011 also included $56 million of additional net restructuring and other charges and an additional week which contributed $52 million of operating income.

Non-Operating Items

        Interest Expense, Net.    Net interest expense was $125 million, $153 million, and $139 million in fiscal 2013, 2012, and 2011, respectively. The decrease of $28 million in fiscal 2013 from fiscal 2012 was due to lower average debt levels, while the increase of $14 million in fiscal 2012 from fiscal 2011 resulted from higher average debt levels.

        Other Income (Expense), Net.    In fiscal 2013, 2012, and 2011, we recorded net other expense of $183 million, net other income of $50 million, and net other income of $27 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement. The net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 13 to the Consolidated Financial Statements for additional information.

        Income Taxes.    Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits primarily consisting of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

        We assessed the realization of ADC's tax loss and credit carryforwards that we acquired in connection with our purchase of ADC, and we believe it is more likely than not that a tax benefit will be realized on additional U.S. federal and state net operating losses. Based upon the fiscal years 2011 through 2013 U.S. operating results of the ADC business under our management, we reduced the valuation allowance provided at the date of acquisition and recorded a tax benefit of $63 million. As of fiscal year end 2013, we continue to maintain a valuation allowance of $177 million related to U.S. federal and state ADC tax attributes due to the uncertainty of their realization in the future.

        The tax provision for fiscal 2012 reflects an income tax benefit of $107 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the tax provision for fiscal 2012 reflects $17 million of income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011.

        The tax provision for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

        The valuation allowance for deferred tax assets of $1,816 million and $1,719 million at fiscal year end 2013 and 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Furthermore, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 27, 2013, certain subsidiaries had approximately $18 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital, property, plant, and equipment, intangible assets, and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of September 27, 2013, we had approximately $4.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.5 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

        Income (Loss) from Discontinued Operations, Net of Income Taxes.    During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million and recognized an insignificant pre-tax gain on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012. This charge was primarily driven by the inability to fully realize a tax benefit associated with the write-off of goodwill at the time of the sale.

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

        See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations by Segment

  Transportation Solutions

	Fiscal
	2013	2012	2011
	($ in millions)
Net sales	$5,485	$5,128	$4,912
Operating income	$972	$754	$729
Operating margin	17.7%	14.7%	14.8%

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales compared to the prior fiscal year by primary industry end market(1):

	Fiscal
	2013						2012
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(2)		Translation(3)	Acquisition	Total		Organic(2)		Translation(3)	Impact of 53rd Week(4)	Acquisition	Total
	($ in millions)
Automotive	$251	4.9%	$(54)	$160	$357	7.0%	$325	6.6%	$(181)	$(102)	$174	$216	4.4%

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

(4)
Represents the impact of an additional week in fiscal 2011.

  Fiscal 2013 Compared to Fiscal 2012

        Net sales in the Transportation Solutions segment increased $357 million, or 7.0%, to $5,485 million in fiscal 2013 from $5,128 million in fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $54 million, or 1.1%, in fiscal 2013 as compared to fiscal 2012. Deutsch contributed incremental net sales of $160 million during the first six months of fiscal 2013 over the same period of fiscal 2012. Organic net sales increased by $251 million, or 4.9%, in fiscal 2013 as compared to fiscal 2012.

        In the automotive end market, our organic net sales increased 4.9% in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to growth of 9.9% in the Americas region, 5.1% in the Asia–Pacific region, and 2.2% in the EMEA region. Growth in the Americas region was driven by strong consumer demand resulting in increased vehicle production. In the Asia–Pacific region, growth was driven by increasing demand in China partially offset by declines in Japan. In the EMEA region, growth resulted primarily from increased exports to other regions while automotive demand was weak in the EMEA region.

        In fiscal 2013, operating income in the Transportation Solutions segment increased $218 million to $972 million from $754 million in fiscal 2012. Segment results for fiscal 2013 included $38 million of net restructuring and other charges and $7 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for fiscal 2012 included $67 million of charges related to the acquisition of Deutsch, including $42 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, $16 million of acquisition and integration costs, and $9 million of net restructuring and other charges. Segment results also included $9 million of additional net restructuring and other charges in fiscal 2012. Excluding these items, operating income increased in fiscal 2013 as compared to fiscal 2012. The increase resulted primarily from higher volume, improved manufacturing productivity, and lower material costs, partially offset by price erosion.

  Fiscal 2012 Compared to Fiscal 2011

        In fiscal 2012, net sales in the Transportation Solutions segment increased $216 million, or 4.4%, to $5,128 million from $4,912 million in fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $181 million, or 3.7%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $102 million in net sales. Deutsch contributed net sales of $174 million during fiscal 2012. Organic net sales increased by $325 million, or 6.6%, in fiscal 2012 as compared to fiscal 2011.

        In the automotive end market, our organic net sales increased 6.6% in fiscal 2012 as compared to fiscal 2011. The increase was due primarily to growth of 15.3% in the Asia–Pacific region and 11.0% in the Americas region, partially offset by declines of 1.1% in the EMEA region. Growth in the Asia–Pacific region resulted from higher automotive production and continued recovery following the earthquake in Japan. We estimate that the earthquake in Japan negatively impacted our sales in the automotive end market by $38 million in fiscal 2011. In the Americas region, growth resulted from increased production in North America, partially offset by weakness in South America. In the EMEA region, production levels decreased as a result of financial uncertainty in Europe.

        Operating income in the Transportation Solutions segment increased $25 million to $754 million in fiscal 2012 from $729 million in fiscal 2011. As discussed above, segment results for fiscal 2012 included $67 million of charges related to the acquisition of Deutsch. Segment results also included $9 million of net charges and $13 million of net credits to restructuring and other charges (credits) in fiscal 2012 and 2011, respectively. Excluding these items, operating income increased in fiscal 2012 as compared to fiscal 2011. The increase resulted primarily from higher volume and, to a lesser degree, pricing actions and improved manufacturing productivity.

  Network Solutions

	Fiscal
	2013	2012	2011
	($ in millions)
Net sales	$3,066	$3,310	$3,671
Operating income	$136	$247	$300
Operating margin	4.4%	7.5%	8.2%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2013	2012	2011
Telecom Networks	42%	40%	37%
Data Communications	25	26	29
Enterprise Networks	20	20	18
Subsea Communications	13	14	16

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2013						2012
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition	Total
	($ in millions)
Telecom Networks	$(29)	(2.2)%	$(4)	$—	$(33)	(2.5)%	$(109)	(7.9)%	$(33)	$(34)	$117	$(59)	(4.3)%
Data Communications	(55)	(6.3)	(3)	(36)	(94)	(10.8)	(173)	(16.1)	(5)	(16)	—	(194)	(18.2)
Enterprise Networks	(25)	(3.9)	(9)	—	(34)	(5.2)	—	—	(30)	(15)	37	(8)	(1.2)
Subsea Communications	(83)	(17.3)	—	—	(83)	(17.3)	(92)	(15.8)	2	(10)	—	(100)	(17.2)

Total	$(192)	(5.8)%	$(16)	$(36)	$(244)	(7.4)%	(374)	(10.2)%	$(66)	$(75)	$154	$(361)	(9.8)%

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

  Fiscal 2013 Compared to Fiscal 2012

        In fiscal 2013, net sales in the Network Solutions segment decreased $244 million, or 7.4%, to $3,066 million from $3,310 million in fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $16 million, or 0.5%, in fiscal 2013 as compared to fiscal 2012. Organic net sales decreased $192 million, or 5.8%, in fiscal 2013 from fiscal 2012.

        In the telecom networks end market, our organic net sales decreased 2.2% in fiscal 2013 as compared to fiscal 2012 as a result of market weakness and decreased capital investments by customers, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region. In the data communications end market, our organic net sales decreased 6.3% in fiscal 2013 from fiscal 2012 as a result of weakness in demand, particularly in the datacenter market. In the enterprise networks end market, our organic net sales decreased 3.9% in fiscal 2013 as compared to fiscal 2012 with declines resulting primarily from continued market slowdowns in the EMEA region and North America. The subsea communications end market's organic net sales decreased 17.3% in fiscal 2013 as compared to fiscal 2012 as a result of lower levels of project activity resulting from customer funding delays.

        Operating income in the Network Solutions segment decreased $111 million to $136 million in fiscal 2013 from $247 million in fiscal 2012. Segment results included $125 million and $59 million of net restructuring and other charges in fiscal 2013 and 2012, respectively. Excluding these items, operating income decreased in fiscal 2013 as compared to fiscal 2012. The decrease resulted from price erosion, lower volume and, to a lesser degree, unfavorable material costs, partially offset by improved manufacturing productivity.

  Fiscal 2012 Compared to Fiscal 2011

        Net sales in the Network Solutions segment decreased $361 million, or 9.8%, to $3,310 million in fiscal 2012 from $3,671 million in fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $66 million, or 1.8%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $75 million in net sales. The acquisition of ADC on December 8, 2010 resulted in incremental net sales of $154 million in the first quarter of fiscal 2012 over the same period of fiscal 2011, as ADC contributed net sales of $198 million in the first quarter of fiscal 2012 as compared to $44 million in the first quarter of fiscal 2011. Organic net sales decreased $374 million, or 10.2%, in fiscal 2012 from fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Network Solutions segment by $16 million in fiscal 2011.

        In the telecom networks end market, our organic net sales decreased 7.9% in fiscal 2012 from fiscal 2011 due primarily to decreased capital investments by major carriers in the telecommunications industry, particularly in the Americas and EMEA regions. In the data communications end market, our organic net sales decreased 16.1% in fiscal 2012 as compared to fiscal 2011 as a result of market softness, primarily in the Asia–Pacific region, and inventory reductions in the supply chain. In the enterprise networks end market, our organic net sales were flat in fiscal 2012 as compared to fiscal 2011 levels as declines resulting from weak office network demand were offset by increases resulting from continued data center investments. The subsea communications end market's organic net sales decreased 15.8% in fiscal 2012 from fiscal 2011 as a result of lower levels of project activity.

        In fiscal 2012, operating income in the Network Solutions segment decreased $53 million to $247 million from $300 million in fiscal 2011. Segment results for fiscal 2012 included $59 million of net restructuring and other charges. Segment results for fiscal 2011 included $138 million of charges related to the acquisition of ADC, including $80 million of net restructuring and other charges, $39 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog, and $19 million of acquisition and integration costs. Segment results for fiscal 2011 also included additional net restructuring and other charges of $10 million. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease was attributable to lower volume and, to a lesser degree, price erosion, partially offset by improved manufacturing productivity.

  Industrial Solutions

	Fiscal
	2013	2012	2011
	($ in millions)
Net sales	$3,007	$2,987	$3,144
Operating income	$359	$378	$477
Operating margin	11.9%	12.7%	15.2%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2013	2012	2011
Industrial	39%	43%	50%
Aerospace, Defense, and Marine	34	29	22
Energy	27	28	28

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2013						2012
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisition	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Acquisition	Total
	($ in millions)
Industrial	$(98)	(7.7)%	$(15)	$—	$(113)	(8.8)%	$(236)	(15.1)%	$(21)	$(29)	$—	$(286)	(18.2)%
Aerospace, Defense, and Marine	12	1.4	(2)	160	170	19.6	41	5.7	(17)	(10)	153	167	23.8
Energy	(36)	(4.3)	(1)	—	(37)	(4.4)	14	1.5	(38)	(14)	—	(38)	(4.4)

Total	$(122)	(4.1)%	$(18)	$160	$20	0.7%	$(181)	(5.8)%	$(76)	$(53)	$153	$(157)	(5.0)%

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

  Fiscal 2013 Compared to Fiscal 2012

        Net sales in the Industrial Solutions segment increased $20 million, or 0.7%, to $3,007 million in fiscal 2013 from $2,987 million in fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $18 million, or 0.6%, in fiscal 2013 as compared to fiscal 2012. Deutsch contributed incremental net sales of $160 million in the first six months of fiscal 2013 over the same period of fiscal 2012. Organic net sales decreased $122 million, or 4.1%, during fiscal 2013 as compared to fiscal 2012.

        In the industrial end market, our organic net sales decreased 7.7% in fiscal 2013 as compared to fiscal 2012 due primarily to declines in the industrial equipment, solar, and medical markets. In the aerospace, defense, and marine end market, our organic net sales were flat in fiscal 2013 as compared to fiscal 2012 as increased production in the commercial aviation market and growth in the marine market resulting from increased oil and gas exploration were offset by a slowdown in defense spending. In the energy end market, our organic net sales decreased 4.3% in fiscal 2013 from fiscal 2012 as a result of continued market declines, primarily in the EMEA and Asia–Pacific regions.

        In fiscal 2013, operating income in the Industrial Solutions segment decreased $19 million to $359 million from $378 million in fiscal 2012. Segment results for fiscal 2013 included $62 million of net restructuring and other charges and $7 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for fiscal 2012 included $49 million of charges related to the acquisition of Deutsch, including $33 million of charges associated with the amortization of acquisition-

related fair value adjustments primarily related to acquired inventories and customer order backlog, $11 million of acquisition and integration costs, and $5 million of net restructuring and other charges. Segment results also included $23 million of additional net restructuring and other charges in fiscal 2012. Excluding these items, operating income decreased in fiscal 2013 as compared to fiscal 2012. The decrease was due to lower volume and, to a lesser degree, price erosion, partially offset by improved manufacturing productivity and benefits attributable to Deutsch.

  Fiscal 2012 Compared to Fiscal 2011

        In fiscal 2012, net sales in the Industrial Solutions segment decreased $157 million, or 5.0%, to $2,987 million from $3,144 million in fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $76 million, or 2.4%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $53 million in net sales. Deutsch contributed net sales of $153 million in fiscal 2012. Organic net sales decreased $181 million, or 5.8%, during fiscal 2012 as compared to fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Industrial Solutions segment by $11 million in fiscal 2011.

        In the industrial end market, our organic net sales decreased 15.1% in fiscal 2012 from fiscal 2011 due to market weakness across all regions. In the aerospace, defense, and marine end market, our organic net sales increased 5.7% in fiscal 2012 as compared to fiscal 2011. The increase was attributable to increased production in the commercial aviation market, and growth in the marine market resulting from share gains and increased oil and gas exploration driven by increased crude oil prices. In the energy end market, our organic net sales were flat in fiscal 2012 as compared to fiscal 2011 as growth in the Americas and Asia–Pacific regions was offset by declines in the EMEA region.

        Operating income in the Industrial Solutions segment decreased $99 million to $378 million in fiscal 2012 from $477 million in fiscal 2011. As discussed above, segment results for fiscal 2012 included $49 million of charges related to the acquisition of Deutsch. Segment results also included $23 million and $24 million of additional net restructuring and other charges in fiscal 2012 and 2011, respectively. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from lower volume and, to a lesser degree, increased materials costs, partially offset by improved manufacturing productivity and pricing actions.

  Consumer Solutions

	Fiscal
	2013	2012	2011
	($ in millions)
Net sales	$1,722	$1,857	$2,051
Operating income	$89	$139	$181
Operating margin	5.2%	7.5%	8.8%

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2013	2012	2011
Consumer Devices	59%	60%	59%
Appliances	41	40	41

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2013					2012
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Impact of 53rd Week(3)	Total
	($ in millions)
Consumer Devices	$(86)	(7.6)%	$(22)	$(108)	(9.7)%	$(75)	(6.2)%	$1	$(23)	$(97)	(8.0)%
Appliances	(22)	(3.0)	(5)	(27)	(3.7)	(67)	(8.2)	(16)	(14)	(97)	(11.6)

Total	$(108)	(5.8)%	$(27)	$(135)	(7.3)%	$(142)	(7.0)%	$(15)	$(37)	$(194)	(9.5)%

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

  Fiscal 2013 Compared to Fiscal 2012

        Net sales in the Consumer Solutions segment decreased $135 million, or 7.3%, to $1,722 million in fiscal 2013 from $1,857 million in fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $27 million, or 1.5%, in fiscal 2013 as compared to fiscal 2012. Organic net sales decreased $108 million, or 5.8%, during fiscal 2013 as compared to fiscal 2012.

        In the consumer devices end market, our organic net sales decreased 7.6% in fiscal 2013 from fiscal 2012 due to continuing weakness in the personal computer market, partially offset by increased demand in the mobile phone and tablet computer markets. In the appliances end market, our organic net sales decreased 3.0% in fiscal 2013 as compared to fiscal 2012 due primarily to declines in the EMEA and Americas regions.

        In fiscal 2013, operating income in the Consumer Solutions segment decreased $50 million to $89 million from $139 million in fiscal 2012. Segment results included net restructuring and other charges of $86 million and $23 million in fiscal 2013 and 2012, respectively. Excluding these items, operating income increased in fiscal 2013 as compared to fiscal 2012. The increase resulted from improved manufacturing productivity, partially offset by price erosion and lower volume.

  Fiscal 2012 Compared to Fiscal 2011

        In fiscal 2012, net sales in the Consumer Solutions segment decreased $194 million, or 9.5%, to $1,857 million from $2,051 million in fiscal 2011. The weakening of certain foreign currencies negatively affected net sales by $15 million, or 0.7%, in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 included an additional week which contributed approximately $37 million in net sales. Organic net sales decreased $142 million, or 7.0%, during fiscal 2012 as compared to fiscal 2011. We estimate that the earthquake in Japan negatively impacted our sales in the Consumer Solutions segment by $34 million in fiscal 2011.

        In the consumer devices end market, our organic net sales decreased 6.2% in fiscal 2012 as compared to fiscal 2011 as a result of weaker demand in the personal computer and consumer electronics markets, partially offset by strong demand in the tablet computer market and increased demand in the mobile phone market. In the appliances end market, our organic net sales decreased 8.2% in fiscal 2012 from fiscal 2011 due primarily to weakness in the Asia–Pacific and EMEA regions, resulting from lower demand and inventory reductions in the supply chain, partially offset by growth in the Americas region.

        Operating income in the Consumer Solutions segment decreased $42 million to $139 million in fiscal 2012 from $181 million in fiscal 2011. Segment results included $23 million and $35 million of net restructuring and other charges in fiscal 2012 and 2011, respectively. Excluding these items, operating income decreased in fiscal 2012 as compared to fiscal 2011. The decrease resulted from lower volume, increased materials costs, and price erosion, partially offset by improved manufacturing productivity.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Consolidated Statements of Cash Flows:

	Fiscal
	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$2,046	$1,947	$1,779
Net cash used in investing activities	(545)	(1,510)	(1,043)
Net cash used in financing activities	(1,678)	(65)	(1,512)
Effect of currency translation on cash	(9)	(1)	5

Net increase (decrease) in cash and cash equivalents	$(186)	$371	$(771)

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. In October, we called for early redemption all of our 5.95% senior notes due in January 2014. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

        As of September 27, 2013, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities on our Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of September 27, 2013, we had approximately $4.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, and TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.5 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

  Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $2,048 million in fiscal 2013 as compared to $1,888 million in fiscal 2012. The increase of $160 million in fiscal 2013 over fiscal 2012 resulted primarily from higher income levels.

        Net cash provided by continuing operating activities was $1,888 million in fiscal 2012 as compared to $1,722 million in fiscal 2011. The increase of $166 million in fiscal 2012 over fiscal 2011 resulted primarily from improved working capital, partially offset by lower income levels.

        Pension and postretirement benefit contributions in fiscal 2013, 2012, and 2011 were $98 million, $98 million, and $90 million, respectively. We expect pension and postretirement benefit contributions to be $90 million in fiscal 2014, before consideration of any voluntary contributions. There were no voluntary pension contributions in fiscal 2013, 2012, and 2011.

        The amount of income taxes paid, net of refunds, during fiscal 2013, 2012, and 2011 was $312 million, $290 million, and $299 million, respectively.

        In fiscal 2013 and 2012, cash payments included $67 million and $70 million, respectively, for tax deficiencies related to U.S. tax matters for the years 1997 through 2000. Also during fiscal 2013 and 2012, we received net reimbursements of $39 million and $51 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. Net cash payments related to pre-separation tax matters were $129 million in fiscal 2011. We expect to make net cash payments related to pre-separation tax matters of approximately $182 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 13 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $1,500 million in fiscal 2013 as compared to $1,434 million in fiscal 2012 and $1,342 million in fiscal 2011. The increase in free cash flow in fiscal 2013 as compared to fiscal 2012 was primarily driven by higher income levels, partially offset by higher capital expenditures as reduced by proceeds from the sale of property, plant, and equipment. The increase in free cash flow in fiscal 2012 as compared to fiscal 2011 was primarily driven by improved working capital, as adjusted for net payments for pre-separation tax matters and certain Deutsch acquisition-related payments totaling $37 million, partially offset by lower income levels.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	Fiscal
	2013	2012	2011
	(in millions)
Net cash provided by continuing operating activities	$2,048	$1,888	$1,722
Capital expenditures	(615)	(533)	(574)
Proceeds from sale of property, plant, and equipment	39	23	65
Payments related to pre-separation tax matters, net	28	19	129
Payments related to accrued interest on debt assumed in the acquisition of Deutsch	—	17	—
Payments to settle acquisition-related foreign currency derivative contracts	—	20	—

Free cash flow	$1,500	$1,434	$1,342

  Cash Flows from Investing Activities

        Capital spending increased $82 million in fiscal 2013 to $615 million as compared to $533 million in fiscal 2012. Capital spending was $574 million in fiscal 2011. We expect fiscal 2014 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During fiscal 2012, we acquired Deutsch. The total value paid for the transaction amounted to €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired of $152 million. The total value paid included $659 million of debt assumed, including accrued interest, which we paid off in its entirety shortly after the completion of the acquisition. See additional information in Note 5 to the Consolidated Financial Statements.

        During fiscal 2011, we acquired ADC for a total purchase price of approximately $1,263 million in cash (excluding cash acquired of $546 million) and $22 million of other non-cash consideration. Short-term investments acquired in connection with the acquisition of ADC were sold for proceeds of $155 million in fiscal 2011. Certain other assets acquired in connection with the acquisition of ADC were sold for net proceeds of $111 million, of which approximately $106 million was received in fiscal 2011. See Note 5 to the Consolidated Financial Statements for additional information.

        During fiscal 2012, we received net cash proceeds of $370 million related to the sale of our Touch Solutions business and $24 million related to the sale of our TE Professional Services business. An additional $14 million of cash proceeds was received during fiscal 2013. See additional information in Note 4 to the Consolidated Financial Statements.

  Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2013 and 2012 was $3,014 million and $3,711 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        TEGSA, our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 27, 2013 and September 28, 2012.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 27, 2013, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        Periodically, TEGSA issues commercial paper to U.S. institutional accredited investors and qualified institutional buyers in accordance with available exemptions from the registration requirements of the Securities Act of 1933 as part of our ongoing effort to maintain financial flexibility and to potentially decrease the cost of borrowings. Borrowings under the commercial paper program are backed by the Credit Facility. As of fiscal year end 2013, TEGSA had $350 million of commercial paper outstanding at a weighted-average interest rate of 0.28%. TEGSA had $300 million of commercial paper outstanding at a weighted-average interest rate of 0.40% as of fiscal year end 2012.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC prior to its acquisition in December 2010.

        On October 18, 2013, TEGSA called for redemption all of its outstanding 5.95% senior notes due 2014, representing $300 million aggregate principal amount. The redemption date will be November 18, 2013. We expect to pay an immaterial premium in connection with this early redemption.

        Payments of common share dividends and cash distributions to shareholders were $384 million, $332 million, and $296 million in fiscal 2013, 2012, and 2011, respectively.

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal quarterly installments of $0.16 per share beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third and fourth installments of the distribution during the quarters ended December 24, 2010 and March 25, 2011, respectively. These capital reductions reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28).

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

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013. We paid the installments of the distribution at a rate of $0.21 per share during each of the quarters ended June 29, 2012, September 28, 2012, December 28, 2012 and March 29, 2013. These capital reductions reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 0.57 (equivalent to $0.44).

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the first and second installments of the dividend at a rate of $0.25 per share during each of the quarters ended June 28, 2013 and September 27, 2013.

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

        During fiscal 2013, 2012, and 2011, we repurchased approximately 20 million of our common shares for $829 million, approximately 6 million of our common shares for $194 million, and approximately 25 million of our common shares for $867 million, respectively. At September 27, 2013, we had $478 million of availability remaining under our share repurchase authorization. On October 29, 2013, our board of directors authorized an increase of $1 billion in the share repurchase program.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2013:

		Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Long-term debt, including current maturities	$3,014	$711	$339	$—	$—	$727	$1,237
Interest on long-term debt(1)	1,304	128	115	110	110	87	754
Operating leases	420	125	96	58	41	30	70
Purchase obligations(2)	226	226	—	—	—	—	—

Total contractual cash obligations(3)(4)(5)	$4,964	$1,190	$550	$168	$151	$844	$2,061

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized income tax benefits of $1,620 million and related accrued interest and penalties of $1,018 million, the timing of which is uncertain. See Note 17 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $90 million to pension and postretirement benefit plans in fiscal 2014, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 16 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $393 million are excluded from the table above as we are unable to estimate the timing of payment for these items.

  Income Tax Matters

        In connection with our separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

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

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Tyco International's and Covidien's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        During fiscal 2013 and 2012, we made payments of $67 million and $70 million, respectively, for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, during fiscal 2013 and 2012, we were reimbursed $39 million and $51 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters.

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

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to pay approximately $182 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

        At September 27, 2013 and September 28, 2012, we have reflected $15 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Management believes that these legal proceedings and claims likely will be resolved over an extended period of time. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed above in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows. See "Part I. Item 3. Legal Proceedings" and Note 13 to the Consolidated Financial Statements for further information regarding legal proceedings.

        At September 27, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable at this time.

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2014 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At September 27, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $376 million.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with ASC 460 and, accordingly, liabilities amounting to $223 million were recorded on the Consolidated Balance Sheet at September 27, 2013. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

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

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605, Revenue Recognition. Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and is also recorded as a reduction of sales.

        Contract revenues for construction related projects, which are generated in the Network Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Estimates of recoverability range from 1 to 50 years and are generally amortized on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

        A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2013, we had eight reporting units, seven of which contained goodwill. There is one reporting unit in the Transportation Solutions segment, three reporting units in the Network Solutions segment, and two reporting units in both the Industrial Solutions and Consumer Solutions segments. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

        When testing for goodwill impairment, we follow the guidance prescribed in ASC 350, Intangibles—Goodwill and Other. First, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach generally has been supported by guideline analyses (a market approach). These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2013 and determined that no impairment existed.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdictions. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Any changes in a valuation allowance that was established in connection with an acquisition will be reflected in the income tax provision.

        Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, financial position, or cash flows.

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Furthermore, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheets.

  Pension and Postretirement Benefits

        Our pension expense and obligations are developed from actuarial assumptions. The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement factoring in estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants.

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2013, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $124 million; a 25 basis point increase would have decreased the present value of our pension obligations by $112 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2013 pension expense by $10 million.

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from a previous target of 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 ("the Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 100%. Based on the Pension Act Funded Status as of September 27, 2013, our target asset allocation is 45% equity and 55% fixed income.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values, or as required by ASC 805, Business Combinations. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer and distributor relationships, acquired developed technologies, and patents; expected costs to develop in-process research and development into commercially viable products and estimated cash flows from projects when completed; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; customer and distributor attrition rates; royalty rates; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

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

        We believe organic net sales growth provides useful information to investors because it reflects the underlying growth from the ongoing activities of our business. Furthermore, it provides investors with a view of our operations from management's perspective. We use organic net sales growth to monitor and evaluate performance, as it is an important measure of the underlying results of our operations. Management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reporting segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The discussion and analysis of organic net sales growth in "Results of Operations" above utilizes organic net sales growth as management does internally. Because organic net sales growth calculations may vary among other companies, organic net sales growth amounts presented above may not be comparable with similarly titled measures of other companies. Organic net sales growth is a non-GAAP financial measure that is not meant to be considered in isolation or as a substitute for GAAP measures. The primary limitation of this measure is that it excludes items that have an impact on our net sales. This limitation is best addressed by evaluating organic net sales growth in combination with our GAAP net sales. The tables presented in "Results of Operations" above provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

  Free Cash Flow

        Free cash flow is a non-GAAP financial measure. The difference between net cash provided by continuing operating activities (the most comparable GAAP measure) and free cash flow (the non-GAAP measure) consists mainly of significant cash outflows and inflows that we believe are useful to identify. Free cash flow is a useful measure of our ability to generate cash. It also is a significant component in our incentive compensation plans. We believe free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated from our operations.

        Free cash flow is defined as net cash provided by continuing operating activities excluding voluntary pension contributions and the cash impact of special items, minus net capital expenditures. Net capital expenditures consist of capital expenditures less proceeds from the sale of property, plant, and equipment. They are subtracted because they represent long-term commitments. Voluntary pension contributions are excluded from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, also are considered by management in evaluating free cash flow. We believe investors should also consider these items in evaluating our free cash flow.

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

  •
  conditions affecting demand for products in the industries we serve, particularly the automotive industry;

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 27, 2013 market rates would have changed the unrealized value of our forward and swap contracts by $27 million. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 28, 2012 market rates would have changed the unrealized value of our forward and swap contracts by $35 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes due 2021. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. Dollar LIBOR.

        Based on our floating rate debt balances of approximately $150 million at September 27, 2013 and $200 million at September 28, 2012, an increase in the levels of the U.S. Dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $1 million in fiscal 2013 and 2012.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 27, 2013, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $27 million and had a notional value of $278 million. At September 28, 2012, our commodity hedges, which related to expected purchases of gold and silver, were in a net gain position of $17 million and had a notional value of $246 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 27, 2013 prices would have changed the unrealized value of our forward contracts by $25 million. A 10% appreciation or depreciation of the price of a troy ounce of gold and a troy ounce of silver from the September 28, 2012 prices would have changed the unrealized value of our forward contracts by $26 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

    Consolidated Balance Sheets at September 27, 2013 and September 28, 2012

    Consolidated Statements of Equity for the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2013.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 27, 2013.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 27, 2013, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 27, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders (the "2014 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2014 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2014 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2014 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 27, 2013 with respect to common shares issuable under our equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	16,433,541	$30.45	22,630,841
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	2,360,224	37.80	—
Equity awards under ADC Plans(3)	1,451,537	41.81	3,496,891

Total	20,245,302		26,127,732

(1)
The TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), provides for the award of annual performance bonuses and long-term performance awards, including share options, restricted and performance units, deferred stock units, and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 59,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)
Includes common shares that may be issued by TE Connectivity pursuant to the Separation and Distribution Agreement under equity awards, including share options, restricted shares, restricted stock units, and deferred stock units, granted to current and former employees and directors of Tyco International, which may include individuals currently or formerly employed by or serving with TE Connectivity, Tyco International, or Covidien subsequent to the separation.

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

(4)
Does not take into account restricted, performance, or deferred stock unit awards that do not have exercise prices.

(5)
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2014 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2014 Proxy Statement set forth under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

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
Fourth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 14, 2008 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed July 14, 2008)
4.1(e)
Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2010)
4.1(f)
Sixth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)
4.1(g)
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
10.2
Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)
10.3
First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed August 2, 2013)
10.4
TE Connectivity Ltd. 2007 Stock and Incentive Plan (as amended and restated as of March 7, 2012) (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed March 7, 2012)‡
10.5
TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed November 13, 2012)‡
10.6	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)‡
10.7
Form of Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡
10.8
Form of Restricted Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡
10.9
Form of Performance Stock Unit Award Terms and Conditions (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012, filed January 25, 2013)‡
10.10
TE Connectivity Change in Control Severance Plan for Certain U.S. Officers and Executives (Incorporated by reference to Exhibit 10.9 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed November 13, 2012)‡
10.11
TE Connectivity Severance Plan for U.S. Officers and Executives (Incorporated by reference to Exhibit 10.10 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed November 13, 2012)‡
10.12
Tyco Electronics Ltd. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 10.16 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.13
Tyco Electronics Corporation Supplemental Savings and Retirement Plan (Incorporated by reference to Exhibit 10.13 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 25, 2009, filed November 18, 2009)‡

Exhibit Number	Description
10.14	Tyco Electronics Ltd. UK Savings Related Share Plan (Incorporated by reference to Exhibit 10.23 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2007, filed December 14, 2007)‡
10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed October 16, 2009)
10.16
TE Connectivity Ltd. 2010 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.15 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed November 13, 2012)‡
10.17
Sale and Purchase Agreement among TE Connectivity Ltd. and the Sellers named therein with respect to Deutsch Group SAS, dated as of December 14, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2011, filed January 27, 2012)
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
101
Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 27, 2013, filed on November 15, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

*
Filed herewith

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

        Date: November 15, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2013
/s/ ROBERT W. HAU Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2013
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 15, 2013
* Pierre R. Brondeau	Director	November 15, 2013
* Juergen W. Gromer	Director	November 15, 2013
* William A. Jeffrey	Director	November 15, 2013

Signature	Title	Date

* Yong Nam	Director	November 15, 2013
* Daniel J. Phelan	Director	November 15, 2013
* Frederic M. Poses	Director	November 15, 2013
* Lawrence S. Smith	Director	November 15, 2013
* Paula A. Sneed	Director	November 15, 2013
* David P. Steiner	Director	November 15, 2013
* John C. Van Scoter	Director	November 15, 2013
*
John S. Jenkins, Jr., by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ JOHN S. JENKINS, JR. John S. Jenkins, Jr. Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended September 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2013 and September 28, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 27, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 27, 2013, and our report dated

November 15, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 15, 2013

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

	Fiscal
	2013	2012	2011
	(in millions, except per share data)
Net sales	$13,280	$13,282	$13,778
Cost of sales	8,951	9,236	9,507

Gross margin	4,329	4,046	4,271
Selling, general, and administrative expenses	1,773	1,685	1,728
Research, development, and engineering expenses	675	688	701
Acquisition and integration costs	14	27	19
Restructuring and other charges, net	311	128	136

Operating income	1,556	1,518	1,687
Interest income	17	23	22
Interest expense	(142)	(176)	(161)
Other income (expense), net	(183)	50	27

Income from continuing operations before income taxes	1,248	1,415	1,575
Income tax (expense) benefit	29	(249)	(347)

Income from continuing operations	1,277	1,166	1,228
Income (loss) from discontinued operations, net of income taxes	—	(51)	22

Net income	1,277	1,115	1,250
Less: net income attributable to noncontrolling interests	(1)	(3)	(5)

Net income attributable to TE Connectivity Ltd.	$1,276	$1,112	$1,245

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$1,276	$1,163	$1,223
Income (loss) from discontinued operations	—	(51)	22

Net income	$1,276	$1,112	$1,245

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.05	$2.73	$2.79
Income (loss) from discontinued operations	—	(0.12)	0.05
Net income	3.05	2.61	2.84
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.02	$2.70	$2.76
Income (loss) from discontinued operations	—	(0.11)	0.05
Net income	3.02	2.59	2.81
Dividends and cash distributions paid per common share of TE Connectivity Ltd.	$0.92	$0.78	$0.68
Weighted-average number of shares outstanding:
Basic	418	426	438
Diluted	423	430	443

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

	Fiscal
	2013	2012	2011
	(in millions)
Net income	$1,277	$1,115	$1,250
Other comprehensive income (loss):
Currency translation	(28)	(131)	50
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	131	(88)	152
Gain (loss) on cash flow hedges, net of income taxes	(29)	20	(20)

Other comprehensive income (loss)	74	(199)	182

Comprehensive income	1,351	916	1,432
Less: comprehensive income attributable to noncontrolling interests	(1)	(3)	(5)

Comprehensive income attributable to TE Connectivity Ltd.	$1,350	$913	$1,427

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 27, 2013 and September 28, 2012

	Fiscal Year End
	2013	2012
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,403	$1,589
Accounts receivable, net of allowance for doubtful accounts of $48 and $41, respectively	2,323	2,343
Inventories	1,762	1,808
Prepaid expenses and other current assets	487	474
Deferred income taxes	334	289

Total current assets	6,309	6,503
Property, plant, and equipment, net	3,166	3,213
Goodwill	4,326	4,308
Intangible assets, net	1,244	1,352
Deferred income taxes	2,146	2,460
Receivable from Tyco International Ltd. and Covidien plc	1,002	1,180
Other assets	268	290

Total Assets	$18,461	$19,306

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$711	$1,015
Accounts payable	1,383	1,292
Accrued and other current liabilities	1,762	1,576
Deferred revenue	68	121

Total current liabilities	3,924	4,004
Long-term debt	2,303	2,696
Long-term pension and postretirement liabilities	1,155	1,353
Deferred income taxes	321	448
Income taxes	1,979	2,311
Other liabilities	393	517

Total Liabilities	10,075	11,329

Commitments and contingencies (Note 13)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 428,527,307 shares authorized and issued, CHF 0.57 par value, and 439,092,124 shares authorized and issued, CHF 0.97 par value, respectively	189	193
Contributed surplus	6,136	6,837
Accumulated earnings	2,472	1,196
Treasury shares, at cost, 17,020,636 and 16,408,049 shares, respectively	(720)	(484)
Accumulated other comprehensive income	303	229

Total TE Connectivity Ltd. shareholders' equity	8,380	7,971
Noncontrolling interests	6	6

Total Equity	8,386	7,977

Total Liabilities and Equity	$18,461	$19,306

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income
					Contributed Surplus	Accumulated Earnings (Deficit)			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 24, 2010	468	$599	(25)	$(721)	$8,085	$(1,161)	$246	$7,048	$8	$7,056
Net income	—	—	—	—	—	1,245	—	1,245	5	1,250
Other comprehensive income	—	—	—	—	—	—	182	182	—	182
Share-based compensation expense	—	—	—	—	73	—	—	73	—	73
Dividends approved	—	—	—	—	(308)	—	—	(308)	—	(308)
Exercise of share options	—	—	4	80	—	—	—	80	—	80
Restricted share award vestings and other activity	—	—	2	132	(111)	—	—	21	4	25
Repurchase of common shares	—	—	(25)	(867)	—	—	—	(867)	—	(867)
Cancellation of treasury shares	(5)	(6)	5	141	(135)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 30, 2011	463	$593	(39)	$(1,235)	$7,604	$84	$428	$7,474	$10	$7,484

Net income	—	—	—	—	—	1,112	—	1,112	3	1,115
Other comprehensive loss	—	—	—	—	—	—	(199)	(199)	—	(199)
Share-based compensation expense	—	—	—	—	70	—	—	70	—	70
Distributions approved	—	(389)	—	33	—	—	—	(356)	—	(356)
Exercise of share options	—	—	2	60	—	—	—	60	—	60
Restricted share award vestings and other activity	—	—	3	51	(47)	—	—	4	—	4
Repurchase of common shares	—	—	(6)	(194)	—	—	—	(194)	—	(194)
Cancellation of treasury shares	(24)	(11)	24	801	(790)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 28, 2012	439	$193	(16)	$(484)	$6,837	$1,196	$229	$7,971	$6	$7,977

Net income	—	—	—	—	—	1,276	—	1,276	1	1,277
Other comprehensive income	—	—	—	—	—	—	74	74	—	74
Share-based compensation expense	—	—	—	—	78	—	—	78	—	78
Dividends approved	—	—	—	1	(413)	—	—	(412)	—	(412)
Exercise of share options	—	—	6	214	—	—	—	214	—	214
Restricted share award vestings and other activity	—	—	3	11	(3)	—	—	8	—	8
Repurchase of common shares	—	—	(20)	(829)	—	—	—	(829)	—	(829)
Cancellation of treasury shares	(10)	(4)	10	367	(363)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

	Fiscal
	2013	2012	2011
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,277	$1,115	$1,250
(Income) loss from discontinued operations, net of income taxes	—	51	(22)

Income from continuing operations	1,277	1,166	1,228
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	607	609	564
Non-cash restructuring charges	84	1	9
Deferred income taxes	30	(48)	103
Provision for losses on accounts receivable and inventories	59	58	18
Tax sharing (income) expense	181	(52)	(27)
Share-based compensation expense	78	68	71
Other	56	63	(12)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(81)	17	26
Inventories	(61)	116	(239)
Inventoried costs on long-term contracts	18	7	31
Prepaid expenses and other current assets	11	103	190
Accounts payable	167	(189)	(38)
Accrued and other current liabilities	(13)	(92)	(225)
Income taxes	(371)	7	(54)
Other	6	54	77

Net cash provided by continuing operating activities	2,048	1,888	1,722
Net cash provided by (used in) discontinued operating activities	(2)	59	57

Net cash provided by operating activities	2,046	1,947	1,779

Cash Flows From Investing Activities:
Capital expenditures	(615)	(533)	(574)
Proceeds from sale of property, plant, and equipment	39	23	65
Proceeds from sale of intangible assets	—	—	68
Proceeds from sale of short-term investments	—	—	155
Acquisition of businesses, net of cash acquired	(6)	(1,384)	(731)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	14	394	—
Other	23	(9)	(8)

Net cash used in continuing investing activities	(545)	(1,509)	(1,025)
Net cash used in discontinued investing activities	—	(1)	(18)

Net cash used in investing activities	(545)	(1,510)	(1,043)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	50	300	(100)
Proceeds from long-term debt	—	748	249
Repayment of long-term debt	(715)	(642)	(565)
Proceeds from exercise of share options	214	60	80
Repurchase of common shares	(844)	(185)	(865)
Payment of common share dividends and cash distributions to shareholders	(384)	(332)	(296)
Other	(1)	44	23

Net cash used in continuing financing activities	(1,680)	(7)	(1,474)
Net cash provided by (used in) discontinued financing activities	2	(58)	(38)

Net cash used in financing activities	(1,678)	(65)	(1,512)

Effect of currency translation on cash	(9)	(1)	5
Net increase (decrease) in cash and cash equivalents	(186)	371	(771)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(1)
Cash and cash equivalents at beginning of fiscal year	1,589	1,218	1,990

Cash and cash equivalents at end of fiscal year	$1,403	$1,589	$1,218

Supplemental Cash Flow Information:
Interest paid	$155	$181	$162
Income taxes paid, net of refunds	312	290	299

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The Consolidated Financial Statements reflect the consolidated operations of TE Connectivity Ltd. and its subsidiaries and have been prepared in United States ("U.S.") Dollars in accordance with accounting principles generally accepted in the U.S. ("GAAP").

  Description of the Business

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a world leader in connectivity. We design and manufacture products to connect power, data, and signal in a broad array of industries including automotive, energy, industrial, broadband communications, consumer devices, healthcare, and aerospace and defense. We help our customers solve the need for more energy efficiency, always-on communications, and ever-increasing productivity.

        We consist of four reportable segments:

  •
  Transportation Solutions.  The Transportation Solutions segment is a leader in electronic components, including terminals and connectors, relays, and sensors, as well as application tooling, wire and heat shrink tubing, and other custom-engineered solutions for the automotive market including the industrial and commercial vehicle and hybrid and electric vehicle markets.

  •
  Network Solutions.  The Network Solutions segment is one of the world's largest suppliers of infrastructure components and systems for the telecommunications market and electronic components for the data communications market. Our products include connectors, fiber optics, wire and cable, racks and panels, and wireless products. We also are a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

  •
  Industrial Solutions.  The Industrial Solutions segment is a leading supplier of products that connect and distribute power and data, including connectors, heat shrink tubing, relays, and wire and cable, as well as custom-engineered solutions. Our products are used primarily in the industrial; aerospace, defense, and marine; and energy markets.

  •
  Consumer Solutions.  The Consumer Solutions segment is a top supplier of electronic components, including connectors, circuit protection devices, relays, antennas, and heat shrink tubing, for the consumer devices and appliances markets.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2013, fiscal 2012, and fiscal 2011 are to our fiscal years ended September 27, 2013, September 28, 2012, and September 30, 2011, respectively. Our fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks. Fiscal 2013 and 2012 were each 52 weeks in length. Fiscal 2011 was a 53 week year.

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

  Revenue Recognition

        Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue.

        Contract revenues for construction related projects, which are generated in the Network Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

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

  Allowance for Doubtful Accounts

        The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in our outstanding receivables after consideration of aging, known troubled accounts, and other currently available information.

  Inventories

        Inventories are recorded at the lower of cost or market value using the first-in, first-out cost method, except for inventoried costs incurred in the performance of long-term contracts primarily by the Network Solutions segment.

  Property, Plant, and Equipment, Net and Long-Lived Assets

        Property, plant, and equipment is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are 10 to 20 years for land improvements, 5 to 40 years for buildings and improvements, and 1 to 15 years for machinery and equipment.

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

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Estimates of recoverability range from 1 to 50 years and are generally amortized on a straight-line basis. See Note 9 for additional information regarding intangible assets. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

        At fiscal year end 2013, we had eight reporting units, seven of which contained goodwill. There is one reporting unit in the Transportation Solutions segment, three reporting units in the Network Solutions segment, and two reporting units in both the Industrial Solutions and Consumer Solutions segments. See Note 8 for information regarding goodwill impairment testing. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify a potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach generally has been supported by guideline analyses (a market approach). These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses in our Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2013, 2012, and 2011 were $576 million, $595 million, and $593 million, respectively.

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

        We account for derivative financial instrument contracts on our Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge, including amounts excluded from the hedging relationship, are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized currently in earnings.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, as we deal with financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, only conventional derivative financial instruments are utilized. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 27, 2013, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

        See Note 14 for additional information regarding derivative financial instruments.

  Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures, specifies a fair value hierarchy based upon the observable inputs utilized in valuation of certain assets and liabilities. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

  •
  Level 1.  Quoted prices in active markets for identical assets and liabilities.

  •
  Level 2.  Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

  •
  Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies, and similar techniques that use significant unobservable inputs.

        The following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value on a recurring basis:

  •
  Commodity swap contracts.  Fair value of these assets and liabilities is determined using quoted prices on futures exchanges (level 1).

  •
  Interest rate swaps and swaptions.  Fair value of these assets and liabilities is determined based on observable inputs other than quoted prices. The positions are primarily valued using market approach models that use readily observable interest rates as their basis (level 2).

  •
  Investment swap contracts.  Fair value of these assets is determined based on observable inputs other than quoted prices. The positions are primarily valued using market approach models that use readily observable equity returns as their basis (level 2).

  •
  Foreign currency contracts.  Fair value of these assets and liabilities is determined using the market approach. Values are based on observable market transactions of spot and forward currency rates (level 2).

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  Rabbi trust assets.  Rabbi trust assets are principally comprised of equity funds that are marked to fair value based on unadjusted quoted prices in active markets (level 1) and fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 11 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for the respective financial instruments:

  •
  Cash and cash equivalents.  Cash and cash equivalents are valued at book value, which we consider to be equivalent to unadjusted quoted prices (level 1).

  •
  Accounts receivable.  Accounts receivable are valued based on the net value expected to be realized. The net realizable value generally represents an observable contractual agreement (level 2).

  •
  Accounts payable.  Accounts payable are valued based on the net value expected to be paid, generally supported by an observable contractual agreement (level 2).

  •
  Long-term debt.  The fair value of long-term debt, including both current and non-current maturities, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

  Pension and Postretirement Benefits

        The funded status of our defined benefit pension and postretirement benefit plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the benefit obligation at the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation, which represents the actuarial present value of benefits expected to be paid upon retirement factoring in estimated future compensation levels. For the postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation, which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under pension and postretirement plans are based on various factors, such as years of service and compensation.

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

  Share-Based Compensation

        We determine the fair value of share awards on the date of grant. Share options are valued using the Black-Scholes-Merton valuation model; restricted share awards and performance awards are valued using our end-of-day share price on the date of grant. That fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. Estimates regarding the attainment of performance criteria are periodically reviewed; the cumulative impact of a change in estimate regarding the attainment of performance criteria is recorded in the period in which that change is made. See Note 22 for additional information related to share-based compensation.

  Earnings Per Share

        Basic earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the basic weighted-average number of common shares outstanding. Diluted earnings per share attributable to TE Connectivity Ltd. is computed by dividing net income attributable to TE Connectivity Ltd. by the weighted-average number of common shares outstanding adjusted for the potentially dilutive impact of share-based compensation arrangements.

  Currency Translation

        For our non-U.S. Dollar functional currency subsidiaries, assets and liabilities are translated into U.S. Dollars using fiscal year end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within equity.

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial amounts in fiscal 2013 and 2011. Such gains were $18 million during fiscal 2012.

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

        The recognition of restructuring costs require that we make certain judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans. See Note 3 for additional information on restructuring activities.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values, or as required by ASC 805, Business Combinations. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following:

	Fiscal
	2013	2012	2011
	(in millions)
Restructuring charges, net	$314	$128	$136
Gain on divestitures, net	(3)	—	—

	$311	$128	$136

  Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2013	2012	2011
	(in millions)
Transportation Solutions	$38	$18	$(13)
Network Solutions	129	59	90
Industrial Solutions	61	28	24
Consumer Solutions	86	23	35

Restructuring charges, net	$314	$128	$136

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2013 Activity:
Fiscal 2013 Actions:
Employee severance	$—	$253	$(8)	$(79)	$—	$2	$168
Facility and other exit costs	—	5	—	(4)	—	—	1
Property, plant, and equipment	—	58	—	—	(58)	—	—

Total	—	316	(8)	(83)	(58)	2	169

Fiscal 2012 Actions:
Employee severance	79	7	(10)	(43)	—	2	35
Facility and other exit costs	2	1	—	(3)	—	—	—
Property, plant, and equipment	—	26	—	—	(26)	—	—

Total	81	34	(10)	(46)	(26)	2	35

Fiscal 2011 Actions:
Employee severance	32	—	(16)	(9)	—	1	8
Facility and other exit costs	2	2	—	(2)	—	—	2

Total	34	2	(16)	(11)	—	1	10

Pre-Fiscal 2011 Actions:
Employee severance	19	—	(5)	(6)	—	—	8
Facility and other exit costs	27	1	—	(5)	—	1	24

Total	46	1	(5)	(11)	—	1	32

Total fiscal 2013 activity	$161	$353	$(39)	$(151)	$(84)	$6	$246

Fiscal 2012 Activity:
Fiscal 2012 Actions:
Employee severance	$—	$128	$(3)	$(46)	$—	$—	$79
Facility and other exit costs	—	3	—	(1)	—	—	2
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	—	132	(3)	(47)	(1)	—	81

Fiscal 2011 Actions:
Employee severance	104	6	(14)	(61)	—	(3)	32
Facility and other exit costs	5	3	(1)	(5)	—	—	2

Total	109	9	(15)	(66)	—	(3)	34

Pre-Fiscal 2011 Actions:
Employee severance	33	3	(1)	(15)	—	(1)	19
Facility and other exit costs	33	4	(1)	(9)	—	—	27

Total	66	7	(2)	(24)	—	(1)	46

Total fiscal 2012 activity	$175	$148	$(20)	$(137)	$(1)	$(4)	$161

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other		Balance at End of Fiscal Year
	(in millions)
Fiscal 2011 Activity:
Fiscal 2011 Actions:
Employee severance	$—	$155	$(3)	$(58)	$—	$10		$104
Facility and other exit costs	—	3	—	(4)	—	6		5
Property, plant, and equipment	—	7	—	—	(7)	—		—

Total	—	165	(3)	(62)	(7)	16	(1)	109

Pre-Fiscal 2011 Actions:
Employee severance	97	1	(30)	(38)	—	3		33
Facility and other exit costs	48	7	(6)	(17)	—	1		33
Property, plant, and equipment	—	2	—	—	(2)	—		—

Total	145	10	(36)	(55)	(2)	4		66

Total fiscal 2011 activity	$145	$175	$(39)	$(117)	$(9)	$20		$175

(1)
Reflects $16 million of ADC Telecommunications, Inc. ("ADC") liabilities assumed.

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, we recorded net restructuring charges of $308 million primarily related to employee severance and benefits and fixed assets in connection with exited manufacturing sites' product lines. We expect to complete all restructuring programs commenced in fiscal 2013 by the end of fiscal 2015 and to incur total charges of approximately $355 million. Cash spending related to this program was $83 million in fiscal 2013.

        The following table summarizes expected, incurred, and remaining charges for fiscal 2013 programs by type:

	Total Expected Charges	Charges Incurred	Remaining Expected Charges
	(in millions)
Employee severance	$269	$245	$24
Facility and other exit costs	13	5	8
Property, plant, and equipment	73	58	15

Total	$355	$308	$47

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred, and remaining charges for fiscal 2013 programs by segment:

	Total Expected Charges	Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$44	$37	$7
Network Solutions	132	111	21
Industrial Solutions	75	66	9
Consumer Solutions	104	94	10

Total	$355	$308	$47

  Fiscal 2012 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS ("Deutsch"). In connection with these actions, in fiscal 2013 we recorded net restructuring charges of $24 million primarily related to a building impairment in the Network Solutions segment. In fiscal 2012, we recorded net restructuring charges of $129 million primarily related to employee severance and benefits. We do not expect to incur any additional expense related to restructuring programs commenced in fiscal 2012. Cash spending related to these plans was $46 million in fiscal 2013.

        The following table summarizes expected and incurred charges (credits) for fiscal 2012 programs by type:

		Charges (Credits) Incurred
		Fiscal
	Total Expected Charges
		2013	2012
	(in millions)
Employee severance	$122	$(3)	$125
Facility and other exit costs	4	1	3
Property, plant, and equipment	27	26	1

Total	$153	$24	$129

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected and incurred charges (credits) for fiscal 2012 programs by segment:

		Charges (Credits) Incurred
		Fiscal
	Total Expected Charges
		2013	2012
	(in millions)
Transportation Solutions	$30	$3	$27
Network Solutions	76	20	56
Industrial Solutions	29	3	26
Consumer Solutions	18	(2)	20

Total	$153	$24	$129

  Fiscal 2011 Actions

        We initiated a restructuring program during fiscal 2011 which was primarily associated with the acquisition of ADC and related headcount reductions in the Network Solutions segment. Additionally, we instituted reductions-in-force across all segments as a result of economic conditions. In connection with these actions, during fiscal 2013, 2012, and 2011, we recorded net restructuring credits of $14 million, credits of $6 million, and charges of $162 million, respectively, primarily related to employee severance and benefits. We do not expect to incur any additional expenses related to restructuring programs commenced in fiscal 2011. Cash spending related to these plans was $11 million in fiscal 2013.

        The following table summarizes expected and incurred charges (credits) for fiscal 2011 programs by type:

		Charges (Credits) Incurred
		Fiscal
	Total Expected Charges
		2013	2012	2011
	(in millions)
Employee severance	$128	$(16)	$(8)	$152
Facility and other exit costs	7	2	2	3
Property, plant, and equipment	7	—	—	7

Total	$142	$(14)	$(6)	$162

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected and incurred charges (credits) for fiscal 2011 programs by segment:

		Charges (Credits) Incurred
		Fiscal
	Total Expected Charges
		2013	2012	2011
	(in millions)
Transportation Solutions	$2	$—	$(6)	$8
Network Solutions	89	(2)	1	90
Industrial Solutions	23	(7)	(2)	32
Consumer Solutions	28	(5)	1	32

Total	$142	$(14)	$(6)	$162

  Pre-Fiscal 2011 Actions

        We initiated a restructuring program during fiscal 2010 primarily related to headcount reductions in the Transportation Solutions segment. During fiscal 2009, we initiated a restructuring program primarily related to headcount reductions and manufacturing site closures across all segments in response to economic conditions and implementation of our manufacturing simplification plan. Also, we initiated a restructuring program during fiscal 2008 primarily relating to the migration of product lines to lower-cost countries and the exit of certain manufacturing operations in the Transportation Solutions and Network Solutions segments. We have completed all restructuring programs commenced in fiscal 2010, 2009, and 2008.

        In connection with these actions, during fiscal 2013, 2012, and 2011, we recorded net restructuring credits of $4 million, charges of $5 million, and credits of $26 million, respectively. The credits in fiscal 2011 related primarily to decreases in planned employee headcount reductions associated with the Industrial Solutions and Transportation Solutions segments. Cash spending related to pre-fiscal 2011 actions was $11 million in fiscal 2013.

  Total Restructuring Reserves

        Restructuring reserves included on our Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2013	2012
	(in millions)
Accrued and other current liabilities	$168	$118
Other liabilities	78	43

Restructuring reserves	$246	$161

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million and recognized an insignificant pre-tax gain on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012. This charge was primarily driven by the inability to fully realize a tax benefit associated with the write-off of goodwill at the time of the sale.

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

        The following table presents net sales, pre-tax income (loss), pre-tax gain (loss) on sale, and income tax (expense) benefit from discontinued operations:

	Fiscal
	2013	2012	2011
	(in millions)
Net sales from discontinued operations	$—	$355	$534

Pre-tax income (loss) from discontinued operations	$(1)	$19	$54
Pre-tax gain (loss) on sale of discontinued operations	(4)	7	(4)
Income tax (expense) benefit	5	(77)	(28)

Income (loss) from discontinued operations, net of income taxes	$—	$(51)	$22

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

5. Acquisitions

  Fiscal 2012 Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch"). The total value paid for the transaction amounted to €1.55 billion (approximately

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

$2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest. Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation; aerospace, defense, and marine; and rail markets. We realized cost savings and other synergies through operational efficiencies. The acquired Deutsch businesses have been reported in the Transportation Solutions and Industrial Solutions segments from the date of acquisition.

        During fiscal 2012, we finalized the valuation of the identifiable assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

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

        Goodwill of $1,042 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Transportation Solutions and Industrial Solutions segments and is not deductible for tax purposes. However, prior to its merger with us, Deutsch completed certain acquisitions that resulted in approximately $215 million of goodwill that is deductible primarily for U.S. tax purposes, which we will deduct through 2025.

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

  Fiscal 2011 Acquisition

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        We completed the valuation of the identifiable assets acquired and liabilities assumed during fiscal 2011. The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        The $366 million of goodwill is attributable to the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. The goodwill recognized is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. All of the goodwill has been allocated to the Network Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, ADC completed certain acquisitions that resulted in approximately $346 million of goodwill that is deductible for U.S. tax purposes, which we will deduct through 2021. These future tax deductions have been considered in our valuation allowance assessment of the realization of the ADC U.S. federal and U.S. state tax loss and credit carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the Deutsch and ADC acquisitions occurred at the beginning of the preceding fiscal years:

	Fiscal
	2012	2011
	(in millions, except per share data)
Net sales	$13,625	$14,612
Net income attributable to TE Connectivity Ltd.	1,194	1,228
Diluted earnings per share attributable to TE Connectivity Ltd.	$2.78	$2.77

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2013	2012
	(in millions)
Raw materials	$258	$282
Work in progress	597	573
Finished goods	870	896
Inventoried costs on long-term contracts	37	57

Inventories	$1,762	$1,808

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2013	2012
	(in millions)
Land and improvements	$251	$266
Buildings and improvements	1,503	1,470
Machinery and equipment	7,280	7,103
Construction in process	485	462

Gross property, plant, and equipment	9,519	9,301
Accumulated depreciation	(6,353)	(6,088)

Property, plant, and equipment, net	$3,166	$3,213

        Depreciation expense was $496 million, $502 million, and $499 million in fiscal 2013, 2012, and 2011, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Network Solutions	Industrial Solutions	Consumer Solutions	Total
	(in millions)
September 30, 2011(2)	$62	$989	$1,574	$663	$3,288
Acquisition	730	—	312	—	1,042
Currency translation	1	(8)	(10)	(5)	(22)

September 28, 2012(2)	793	981	1,876	658	4,308
Currency translation and other	4	(4)	13	5	18

September 27, 2013(2)	$797	$977	$1,889	$663	$4,326

(1)
In connection with our change in segment structure during fiscal 2013, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 23 for additional information regarding the change in our segment structure.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

(2)
At fiscal year end 2013, 2012, and 2011, accumulated impairment losses for the Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions segments were $2,191 million, $1,236 million, $641 million, and $607 million, respectively.

        During fiscal 2012, we completed the acquisition of Deutsch and recognized $1,042 million of goodwill, which benefits the Transportation Solutions and Industrial Solutions segments. See Note 5 for additional information on the Deutsch acquisition.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2013 and determined that no impairment existed.

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,144	$(499)	$645	$1,146	$(439)	$707
Customer relationships	658	(92)	566	655	(44)	611
Other	46	(13)	33	76	(42)	34

Total	$1,848	$(604)	$1,244	$1,877	$(525)	$1,352

        Intangible asset amortization expense was $111 million, $107 million, and $65 million for fiscal 2013, 2012, and 2011, respectively.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2014	$111
Fiscal 2015	111
Fiscal 2016	111
Fiscal 2017	111
Fiscal 2018	110
Thereafter	690

Total	$1,244

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2013	2012
	(in millions)
Accrued payroll and employee benefits	$498	$440
Dividends and cash distributions to shareholders payable	206	178
Tax Sharing Agreement guarantee liabilities pursuant to ASC 460	185	14
Restructuring reserves	168	118
Income taxes payable	112	139
Deferred income taxes	54	85
Interest payable	51	72
Warranty liability	21	31
Other	467	499

Accrued and other current liabilities	$1,762	$1,576

11. Debt

        Debt was as follows:

	Fiscal Year End
	2013	2012
	(in millions)
Current maturities of long-term debt:
6.00% senior notes due 2012	$—	$714
5.95% senior notes due 2014	300	—
Commercial paper, at a weighted-average interest rate of 0.28% and 0.40%, respectively	350	300
Other	61	1

Total	711	1,015

Long-term debt:
5.95% senior notes due 2014	—	300
1.60% senior notes due 2015	250	250
6.55% senior notes due 2017	727	732
4.875% senior notes due 2021	263	274
3.50% senior notes due 2022	498	498
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	89	90
Other	1	77

Total	2,303	2,696

Total debt(1)	$3,014	$3,711

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the effects of interest rate swaps designated as fair value hedges.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 27, 2013 and September 28, 2012.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants.

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

        The aggregate amounts of total debt maturing are as follows:

(in millions)
Fiscal 2014	$711
Fiscal 2015	339
Fiscal 2016	—
Fiscal 2017	—
Fiscal 2018	727
Thereafter	1,237

Total	$3,014

        The fair value of our debt, based on indicative valuations, was approximately $3,180 million and $4,034 million at fiscal year end 2013 and 2012, respectively.

        See Note 25 for information regarding TEGSA's redemption of its 5.95% senior notes due 2014.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees

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

        At September 27, 2013, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $223 million of which $185 million was reflected in accrued and other current liabilities and $38 million was reflected in other liabilities on the Consolidated Balance Sheet. At September 28, 2012, the liability was $241 million and consisted of $14 million in accrued and other current liabilities and $227 million in other liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for pre-separation income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $223 million is sufficient to satisfy these expected obligations.

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

        At September 27, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $376 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2013 and 2012 were $38 million and $48 million, respectively.

13. Commitments and Contingencies

General Matters

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these leases was $154 million, $160 million, and $158 million for fiscal 2013, 2012, and 2011,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

respectively. At fiscal year end 2013, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2014	$125
Fiscal 2015	96
Fiscal 2016	58
Fiscal 2017	41
Fiscal 2018	30
Thereafter	70

Total	$420

Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

        At September 27, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 12 for additional information regarding the Tax Sharing Agreement.

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are periodically examined by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, Income Taxes, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Tyco International's and Covidien's tax obligations. Estimates about these guarantees have also been recognized on the Consolidated Financial Statements. See Note 12 for additional information.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million and other expense of $231 million pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        During fiscal 2013 and 2012, we made payments of $67 million and $70 million, respectively, for tax deficiencies related to undisputed tax adjustments for the years 1997 through 2000. Concurrent with remitting these payments, during fiscal 2013 and 2012, we were reimbursed $39 million and $51 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters.

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

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to pay approximately $182 million, inclusive of related indemnification payments, in connection with pre-separation tax matters.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        At September 27, 2013 and September 28, 2012, we have reflected $15 million and $71 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2013, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $24 million. As of fiscal year end 2013, we concluded that the best estimate within this range is $13 million, of which $3 million is included in accrued and other current liabilities and $10 million is included in other liabilities on the Consolidated Balance Sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

14. Financial Instruments

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

  Foreign Exchange Risks

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions.

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

        During fiscal 2012, in conjunction with the issuance of the 1.60% senior notes due 2015 and 3.50% senior notes due 2022, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges on notional amounts of $400 million originated in fiscal 2010, for a cash payment of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

$24 million. The effective portion of the forward starting interest rate swaps, a loss of approximately $24 million, was recorded in accumulated other comprehensive income and is being reclassified to interest expense through January 2016. The ineffective portion of the forward starting interest rate swaps and the remaining unamortized premium of the swaptions were insignificant and were recorded in interest expense during fiscal 2012. Also during fiscal 2012 and in conjunction with the issuance of the 3.50% senior notes due 2022, we entered into, and subsequently terminated, an interest rate swap designated as a cash flow hedge on a notional amount of $300 million for a cash payment of $2 million. That cash payment was recorded in accumulated other comprehensive income and is being reclassified to interest expense through January 2022.

        During fiscal 2011, we entered into interest rate swaps designated as fair value hedges on $150 million principal amount of the 4.875% senior notes due 2021. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay a floating amount based upon the three-month U.S. Dollar LIBOR.

        We utilize swaps to manage exposure related to certain of our non-qualified deferred compensation liabilities. The notional amount of the swaps was $38 million and $30 million at September 27, 2013 and September 28, 2012, respectively. The swaps act as economic hedges of changes in a portion of the liabilities. The change in value of both the swap contracts and the non-qualified deferred compensation liabilities are recorded in selling, general, and administrative expenses on the Consolidated Statements of Operations.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,374 million and $2,981 million at September 27, 2013 and September 28, 2012, respectively. We reclassified foreign exchange losses of $18 million, gains of $21 million, and losses of $70 million in fiscal 2013, 2012, and 2011, respectively. These amounts were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment. See Note 21 for additional information.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 27, 2013 and September 28, 2012, our commodity hedges had notional values of $278 million and $246 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodity hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below:

	Fiscal Year End
	2013		2012
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$1	$1	$2	$1
Interest rate swaps	14	—	26	—
Commodity swap contracts(3)	2	29	18	1

Total derivatives designated as hedging instruments	17	30	46	2

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	—	1	2	2
Investment swaps	3	—	1	—

Total derivatives not designated as hedging instruments	3	1	3	2

Total derivatives	$20	$31	$49	$4

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets and totaled $5 million and $19 million at September 27, 2013 and September 28, 2012, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Consolidated Balance Sheets and totaled $15 million and $30 million at September 27, 2013 and September 28, 2012, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Consolidated Balance Sheets and totaled $29 million and $4 million at September 27, 2013 and September 28, 2012, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Consolidated Balance Sheets and totaled $2 million at September 27, 2013; there were no derivatives in other liabilities at September 28, 2012.

(3)
Contracts are presented gross without regard to any right of offset that exists.

        The effects of derivative instruments designated as fair value hedges on the Consolidated Statements of Operations were as follows:

	Gain Recognized
		Fiscal
Derivatives Designated as Fair Value Hedges	Location	2013	2012	2011
		(in millions)
Interest rate swaps(1)	Interest expense	$5	$7	$6

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at September 27, 2013 had no ineffective gain or loss recognized on the Consolidated Statements of Operations during fiscal 2013, 2012, or 2011.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
Fiscal 2013:
Foreign currency contracts	$(1)	Cost of sales	$—	Cost of sales	$—
Commodity swap contracts	(64)	Cost of sales	(20)	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(9)	Interest expense	—

Total	$(65)		$(29)		$—

Fiscal 2012:
Foreign currency contracts	$—	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	28	Cost of sales	10	Cost of sales	—
Interest rate swaps and swaptions(1)	(5)	Interest expense	(10)	Interest expense	—

Total	$23		$(1)		$—

Fiscal 2011:
Foreign currency contracts	$1	Cost of sales	$5	Cost of sales	$—
Commodity swap contracts	29	Cost of sales	42	Cost of sales	—
Interest rate swaps and swaptions(1)	(9)	Interest expense	(5)	Interest expense	(1)

Total	$21		$42		$(1)

(1)
As of fiscal year end 2013 and 2012, there were no outstanding interest rate swaps designated as cash flow hedges. During fiscal 2012, we terminated forward starting interest rate swaps and swaptions designated as cash flow hedges. Prior to the termination, the forward starting interest rate swaps generated losses of $3 million and $9 million in other comprehensive income related to the effective portions of the hedges during fiscal 2012 and 2011, respectively. Also during fiscal 2012, we entered into and terminated an interest rate swap designated as a cash flow hedge, recording a loss of $2 million in other comprehensive income. The forward starting interest rate swaps, subsequent to termination, and certain forward starting interest rate swaps designated as cash flow hedges that were terminated in September 2007 resulted in losses of $9 million, $10 million, and $5 million reflected in interest expense in fiscal 2013, 2012, and 2011, respectively. Swaptions terminated in fiscal 2012 resulted in losses of $1 million in interest expense in fiscal 2011 as a result of amounts excluded from the hedging relationship; losses in fiscal 2012 were insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		Fiscal
Derivatives not Designated as Hedging Instruments	Location	2013	2012	2011
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(11)	$(33)	$7
Investment swaps	Selling, general, and administrative expenses	7	7	(1)

Total		$(4)	$(26)	$6

        During fiscal 2013, 2012, and 2011, we incurred losses of $11 million, losses of $33 million, and gains of $7 million, respectively, as a result of marking foreign currency derivatives not designated as hedging instruments to fair value. The impacts of these derivatives not designated as hedging instruments, which included losses of $20 million incurred in anticipation of the acquisition of Deutsch during fiscal 2012, were offset by gains or losses realized as a result of re-measuring underlying assets and liabilities denominated in foreign currencies to primarily the Euro or U.S. Dollar. The losses incurred in connection with the acquisition of Deutsch were offset by gains realized as a result of re-measuring certain non-U.S. Dollar-denominated intercompany non-derivative financial instruments to the U.S. Dollar.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Fair Value Measurements

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
			Fair Value
Description	Level 1	Level 2
	(in millions)
September 27, 2013:
Assets:
Commodity swap contracts	$2	$—	$2
Interest rate swaps	—	14	14
Investment swaps	—	3	3
Foreign currency contracts(1)	—	1	1
Rabbi trust assets	3	80	83

Total assets at fair value	$5	$98	$103

Liabilities:
Commodity swap contracts	$29	$—	$29
Foreign currency contracts(1)	—	2	2

Total liabilities at fair value	$29	$2	$31

September 28, 2012:
Assets:
Commodity swap contracts	$18	$—	$18
Interest rate swaps	—	26	26
Investment swaps	—	1	1
Foreign currency contracts(1)	—	4	4
Rabbi trust assets	4	79	83

Total assets at fair value	$22	$110	$132

Liabilities:
Commodity swap contracts	$1	$—	$1
Foreign currency contracts(1)	—	3	3

Total liabilities at fair value	$1	$3	$4

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

        As of September 27, 2013 and September 28, 2012, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis. We also did not have any significant non-financial assets or liabilities that were measured at fair value as of September 27, 2013 and September 28, 2012.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2013	2012	2011	2013	2012	2011
	($ in millions)
Service cost	$6	$7	$7	$55	$51	$65
Interest cost	46	51	52	70	76	88
Expected return on plan assets	(60)	(58)	(63)	(69)	(54)	(59)
Amortization of net actuarial loss	36	42	35	33	29	41
Other	—	(1)	—	(18)	(5)	(4)

Net periodic pension benefit cost	$28	$41	$31	$71	$97	$131

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	3.98%	4.71%	5.10%	3.27%	4.12%	3.97%
Expected return on plan assets	6.65%	7.10%	7.45%	6.31%	5.43%	5.37%
Rate of compensation increase	—%	4.00%	4.00%	2.88%	3.01%	3.50%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2013	2012	2013	2012
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,177	$1,114	$2,206	$1,896
Service cost	6	7	55	51
Interest cost	46	51	70	76
Actuarial (gain) loss	(84)	69	48	248
Benefits and administrative expenses paid	(69)	(63)	(98)	(86)
New plans	—	—	—	47
Currency translation	—	—	(74)	(24)
Other	(2)	(1)	(26)	(2)

Benefit obligation at end of fiscal year	1,074	1,177	2,181	2,206

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	941	851	1,118	980
Actual return on plan assets	58	152	131	101
Employer contributions	2	1	94	95
Benefits and administrative expenses paid	(69)	(63)	(98)	(86)
Currency translation	—	—	(62)	4
Other	(1)	—	2	24

Fair value of plan assets at end of fiscal year	931	941	1,185	1,118

Funded status	$(143)	$(236)	$(996)	$(1,088)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$3	$—
Accrued and other current liabilities	(3)	(4)	(20)	(18)
Long-term pension and postretirement liabilities	(140)	(232)	(979)	(1,070)

Net amount recognized	$(143)	$(236)	$(996)	$(1,088)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.84%	3.98%	3.38%	3.31%
Rate of compensation increase(1)	—%	—%	2.86%	2.88%

(1)
During fiscal 2012, the sole remaining active U.S. defined benefit pension plan was frozen to new benefit accruals.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income for all U.S. and non-U.S. defined benefit pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2013	2012	2013	2012
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$438	$504	$705	$539
Current year change recorded in accumulated other comprehensive income	(82)	(24)	(80)	195
Amortization reclassified to earnings	(36)	(42)	(33)	(29)

Unrecognized net loss at end of fiscal year	$320	$438	$592	$705

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(112)	$(120)
Current year change recorded in accumulated other comprehensive income	—	—	37	(1)
Amortization reclassified to earnings	—	—	7	9

Unrecognized prior service credit at end of fiscal year	$—	$—	$(68)	$(112)

        Unrecognized actuarial gains recorded in accumulated other comprehensive income for U.S. defined benefit pension plans in fiscal 2013 is principally the result of improved discount rates. Unrecognized actuarial gains recorded in accumulated other comprehensive income for non-U.S. defined benefit pension plans in fiscal 2013 are principally the result of improved asset performance and the effects of currency translation. Unrecognized actuarial losses recorded in accumulated other comprehensive income for non-U.S. defined benefit pension plans in fiscal 2012 are principally the result of declining discount rates. Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        The estimated amortization of actuarial losses from accumulated other comprehensive income into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2014 is expected to be $25 million and $24 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2014 is expected to be $5 million.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from a previous target of 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 100%. Based on the Pension Act Funded Status as of September 27, 2013, our target asset allocation is 45% equity and 55% fixed income.

        Target weighted-average asset allocation and weighted-average asset allocation for U.S. and non-U.S. pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Target(1)	Fiscal Year End 2013	Fiscal Year End 2012	Target	Fiscal Year End 2013	Fiscal Year End 2012
Asset Category:
Equity securities	45%	45%	38%	43%	43%	41%
Debt securities	55	55	62	33	35	37
Insurance contracts and other investments	—	—	—	22	20	20
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

(1)
Based on our Pension Act Funded Status as of September 27, 2013, equity securities of the U.S. plans' master trust cannot exceed 45%.

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2014 of $3 million to U.S. plans and $84 million to non-U.S. plans.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2014	$68	$86
Fiscal 2015	66	77
Fiscal 2016	66	80
Fiscal 2017	67	82
Fiscal 2018	68	87
Fiscal 2019-2023	360	508

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Set forth below is the accumulated benefit obligation for all U.S. and non-U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	Fiscal Year End		Fiscal Year End
	2013	2012	2013	2012
	(in millions)
Accumulated benefit obligation	$1,074	$1,177	$2,021	$2,004
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,074	1,177	1,930	1,916
Fair value of plan assets	931	941	1,072	1,012
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,074	1,177	2,120	2,206
Fair value of plan assets	931	941	1,122	1,118

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
September 27, 2013(1):
Equity:
Equity securities:
U.S. equity securities(2)	$237	$—	$—	$237	$57	$—	$—	$57
Non-U.S. equity securities(2)	179	—	—	179	95	—	—	95
Commingled equity funds(3)	—	—	—	—	—	362	—	362
Fixed income:
Government bonds(4)	—	77	—	77	—	143	—	143
Corporate bonds(5)	—	413	—	413	—	119	—	119
Commingled bond funds(6)	—	—	—	—	—	217	—	217
Other(7)	—	14	—	14	1	90	72	163

Subtotal	$416	$504	$—	920	$153	$931	$72	1,156

Items to reconcile to fair value of plan assets(8)				11				29

Fair value of plan assets				$931				$1,185

September 28, 2012(1):
Equity:
Equity securities:
U.S. equity securities(2)	$176	$—	$—	$176	$52	$—	$—	$52
Non-U.S. equity securities(2)	165	—	—	165	81	—	—	81
Commingled equity funds(3)	—	—	—	—	—	287	—	287
Fixed income:
Government bonds(4)	—	89	—	89	—	186	—	186
Corporate bonds(5)	—	488	—	488	—	123	—	123
Commingled bond funds(6)	—	—	—	—	—	155	—	155
Other(7)	—	14	—	14	1	145	67	213

Subtotal	$341	$591	$—	932	$134	$896	$67	1,097

Items to reconcile to fair value of plan assets(8)				9				21

Fair value of plan assets				$941				$1,118

(1)
During fiscal 2013, we corrected the fiscal 2012 presentation of assets held by non-U.S. plans by reclassifying $102 million of non-U.S. securities classified as level 1 within the fair value hierarchy as of September 28, 2012 to level 2, and changed certain non-U.S. asset categorizations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

(2)
U.S. and non-U.S. equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded.

(3)
Commingled equity funds are pooled investments, including common/collective trusts, in equity-type securities. Fair value, as determined by the custodian of a fund on a net asset value ("NAV") basis, is calculated as the closing price of the underlying investments (an observable market condition) less fund liabilities, divided by the number of shares of the fund outstanding.

(4)
Government bonds are marked to fair value based on market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves or quoted market prices from markets that are not as actively traded as equity markets.

(5)
Corporate bonds are marked to fair value based on market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves or quoted market prices from markets that are not as actively traded as equity markets.

(6)
Commingled bond funds are pooled investments, including common/collective trusts, in debt-type securities. Fair value, as determined by the custodian of a fund on a NAV basis, is calculated as the closing price of the underlying investments (an observable market condition) less fund liabilities, divided by the number of shares of the fund outstanding.

(7)
Other investments are comprised of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2). These values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market based data (level 2). Real estate investments include investments in commingled real estate funds. The investments are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

(8)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

        The following table sets forth a summary of changes in the fair value of Level 3 assets contained in the non-U.S. plans:

	Real Estate	Hedge Funds
	(in millions)
Balance at September 30, 2011	$20	$34
Return on assets held at end of fiscal year	(1)	2
Purchases, sales, and settlements, net	—	12

Balance at September 28, 2012	19	48

Return on assets held at end of fiscal year	(2)	4
Purchases, sales, and settlements, net	3	—

Balance at September 27, 2013	$20	$52

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $61 million, $61 million, and $65 million for fiscal 2013, 2012, and 2011, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

  Deferred Compensation Plans and Rabbi Trusts

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $99 million and $83 million at fiscal year end 2013 and 2012, respectively. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

        Additionally, we have established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay non-qualified plan benefits. The trusts primarily hold bonds and equities. The rabbi trust assets are subject to the claims of our creditors in the event of our insolvency; plan participants are general creditors of ours with respect to these benefits. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $83 million at each of fiscal year end 2013 and 2012. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $13 million and $17 million at fiscal year end 2013 and 2012, respectively, and include certain deferred compensation liabilities (referred to above), split dollar life insurance policy liabilities, and an unfunded pension plan in the U.S. Plan participants are general creditors of ours with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65.

        Net periodic postretirement benefit cost was $4 million in fiscal 2013 and $3 million in each of fiscal 2012 and 2011 and consisted primarily of service and interest costs. The weighted-average assumptions used to determine net postretirement benefit cost were as follows:

	Fiscal
	2013	2012	2011
Discount rate	3.85%	5.00%	4.95%
Rate of compensation increase	3.35%	4.00%	4.00%

        The accrued postretirement benefit obligation was $39 million and $55 million at fiscal year end 2013 and 2012, respectively. The fair value of plan assets was $3 million at each of fiscal year end 2013 and 2012. The underfunded status of the postretirement benefit plans was primarily included in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. The weighted-average assumptions used to determine the postretirement benefit obligation were as follows:

	Fiscal Year End
	2013	2012
Discount rate	4.85%	3.85%
Rate of compensation increase	4.00%	3.35%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        Unrecognized prior service costs and actuarial gains of $6 million and losses of $11 million at fiscal year end 2013 and 2012, respectively, were recorded in accumulated other comprehensive income. Amortization of these balances into net periodic postretirement benefit cost is expected to be insignificant in fiscal 2014.

        Our investment strategy for our postretirement benefit plans is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk. The plan is invested in debt securities, which are considered level 2 in the fair value hierarchy, and equity securities, which are considered level 1 in the fair value hierarchy, and targets an allocation of 50% in each category.

        We anticipate that we will make insignificant contributions to our postretirement benefit plans in fiscal 2014.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be $3 million annually from fiscal 2014 through fiscal 2018 and $13 million in total from fiscal 2019 through fiscal 2023. Health care cost trend assumptions used to determine the postretirement benefit obligation were as follows:

	Fiscal Year End
	2013	2012
Health care cost trend rate assumed for next fiscal year	7.33%	7.51%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Fiscal year the ultimate trend rate is achieved	2029	2029

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	3	(3)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        Significant components of the income tax provision (benefit) were as follows:

	Fiscal
	2013	2012	2011
	(in millions)
Current:
U.S.:
Federal	$(295)	$92	$50
State	(85)	11	20
Non-U.S.	321	194	174

Current income tax provision (benefit)	(59)	297	244

Deferred:
U.S.:
Federal	71	(50)	55
State	(1)	4	—
Non-U.S.	(40)	(2)	48

Deferred income tax provision (benefit)	30	(48)	103

Provision (benefit) for income taxes	$(29)	$249	$347

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2013	2012	2011
	(in millions)
U.S.	$(238)	$(96)	$134
Non-U.S.	1,486	1,511	1,441

Income from continuing operations before income taxes	$1,248	$1,415	$1,575

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and provision (benefit) for income taxes on continuing operations was as follows:

	Fiscal
	2013	2012	2011
	(in millions)
Notional U.S. federal income tax provision at the statutory rate	$437	$495	$551
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	(56)	10	13
Other (income) expense—Tax Sharing Agreement	64	(18)	(9)
Tax law changes	—	21	(4)
Tax credits	(11)	(9)	(9)
Non-U.S. net earnings(1)	(277)	(225)	(253)
Nondeductible charges	3	3	14
Change in accrued income tax liabilities	(162)	95	30
Valuation allowance	(31)	(107)	1
Other	4	(16)	13

Provision (benefit) for income taxes	$(29)	$249	$347

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits primarily consisting of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

        We assessed the realization of ADC's tax loss and credit carryforwards that we acquired in connection with our purchase of ADC, and we believe it is more likely than not that a tax benefit will be realized on additional U.S. federal and state net operating losses. Based upon the fiscal years 2011 through 2013 U.S. operating results of the ADC business under our management, we reduced the valuation allowance provided at the date of acquisition and recorded a tax benefit of $63 million. As of fiscal year end 2013, we continue to maintain a valuation allowance of $177 million related to U.S. federal and state ADC tax attributes due to the uncertainty of their realization in the future.

        The tax provision for fiscal 2012 reflects an income tax benefit of $107 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the tax provision for fiscal 2012 reflects $17 million of income tax expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011.

        The tax provision for fiscal 2011 reflects income tax benefits of $35 million associated with the completion of fieldwork and the settlement of certain U.S. tax matters.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2013	2012
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$320	$270
Tax loss and credit carryforwards	3,431	3,382
Inventories	55	54
Pension and postretirement benefits	235	331
Deferred revenue	5	15
Interest	372	342
Unrecognized income tax benefits	364	469
Other	19	22

	4,801	4,885

Deferred tax liabilities:
Intangible assets	(778)	(764)
Property, plant, and equipment	(64)	(101)
Other	(38)	(85)

	(880)	(950)

Net deferred tax asset before valuation allowance	3,921	3,935
Valuation allowance	(1,816)	(1,719)

Net deferred tax asset	$2,105	$2,216

        Unrecognized income tax benefits decreased primarily due to the effective settlement of the IRS's audit of all tax matters for the period 1997 through 2000, excluding the disputed issue involving the tax treatment of certain intercompany debt transactions. See Note 13 for additional information regarding the effective settlement. Pension and postretirement benefits decreased primarily due to a reduction in the pension obligation. See Note 16 for additional information regarding the retirement plans.

        At fiscal year end 2013, we had approximately $1,597 million of U.S. federal and $124 million of U.S. state net operating loss carryforwards (tax effected) which will expire in future years through 2033. In addition, at fiscal year end 2013, we had approximately $171 million of U.S. federal tax credit carryforwards, of which $46 million have no expiration and $125 million will expire in future years through 2033, and $37 million of U.S. state tax credits carryforwards which will expire in future years through 2028.

        At fiscal year end 2013, we had approximately $1,461 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,300 million have no expiration and $161 million will expire in future years through 2033. Also, at fiscal year end 2013, there were $1 million of non-U.S. tax credit carryforwards which have no expiration. In addition, $40 million of non-U.S. capital loss carryforwards (tax effected) have no expiration.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The valuation allowance for deferred tax assets of $1,816 million and $1,719 million at fiscal year end 2013 and 2012, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2013, approximately $79 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. Furthermore, management has reviewed with tax counsel the issues raised by certain taxing authorities and the adequacy of these recorded amounts. If our current estimate of tax and interest liabilities is less than the ultimate settlement, an additional charge to income tax expense may result. If our current estimate of tax and interest liabilities is more than the ultimate settlement, income tax benefits may be recognized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 27, 2013, certain subsidiaries had approximately $18 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital, property, plant, and equipment, intangible assets, and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of September 27, 2013, we had approximately $4.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.5 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

  Uncertain Tax Position Provisions of ASC 740

        As of September 27, 2013, we had total unrecognized income tax benefits of $1,620 million. If recognized in future periods, $1,471 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. As of September 28, 2012, we had total unrecognized income tax benefits of $1,795 million. If recognized in future periods, $1,714 million of these unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2013	2012	2011
	(in millions)
Balance at beginning of fiscal year	$1,795	$1,783	$1,689
Additions related to prior periods tax positions	90	41	123
Reductions related to prior periods tax positions	(271)	(36)	(98)
Additions related to current period tax positions	88	31	43
Acquisitions	—	7	45
Settlements	(8)	(12)	(3)
Reductions due to lapse of applicable statute of limitations	(74)	(19)	(16)

Balance at end of fiscal year	$1,620	$1,795	$1,783

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 27, 2013, we had recorded $1,018 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet of which $1,015 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities. As of September 28, 2012, the balance of accrued interest and penalties was $1,335 million of which $1,299 million was recorded in income taxes and $36 million was recorded in accrued and other current liabilities. The decrease in the accrued interest and penalties from fiscal year end 2012 is due mainly to the effective settlement of all undisputed tax matters for the period 1997 through 2000. During fiscal 2013, 2012, and 2011, we recognized a benefit of $247 million, expense of $95 million, and expense of $86 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

        For tax years 1997 through 2004, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. See Note 13 for additional information regarding the status of IRS examinations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        We file income tax returns on a unitary, consolidated, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 4 years. Various state and local income tax returns are currently in the process of examination or administrative appeal.

        Our non-U.S. subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years. Various non-U.S. subsidiary income tax returns are currently in the process of examination by taxing authorities.

        As of September 27, 2013, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2011 through 2013
Brazil	2008 through 2013
Canada	2002 and 2005 through 2013
China	2003 through 2013
Czech Republic	2010 through 2013
France	2010 through 2013
Germany	2008 through 2013
Hong Kong	2007 through 2013
India	2006 through 2013
Italy	2008 through 2013
Japan	2007 through 2013
Korea	2007 through 2013
Luxembourg	2008 through 2013
Netherlands	2008 through 2013
Portugal	2009 through 2013
Singapore	2006 through 2013
Spain	2009 through 2013
Switzerland	2011 through 2013
United Kingdom	2011 through 2013
U.S.—federal and state and local	1997 through 2013

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $190 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of September 27, 2013.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Other Income (Expense), Net

        In fiscal 2013, 2012, and 2011, we recorded net other expense of $183 million, net other income of $50 million, and net other income of $27 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 for further information regarding the Tax Sharing Agreement. The net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 13 for additional information.

19. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	Fiscal
	2013	2012	2011
	(in millions)
Basic	418	426	438
Dilutive impact of share-based compensation arrangements	5	4	5

Diluted	423	430	443

        Certain share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. Share options not included in the computation totaled 3 million, 12 million, and 13 million for fiscal 2013, 2012, and 2011, respectively.

20. Equity

  Common Shares

        We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. Accordingly, the par value of our common shares is stated in Swiss Francs ("CHF"). We continue to use the U.S. Dollar, however, as our reporting currency on our Consolidated Financial Statements.

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

  Common Shares Held in Treasury

        At September 27, 2013, approximately 17 million common shares were held in treasury, of which 8 million were owned by one of our subsidiaries. At September 28, 2012, approximately 16 million common shares were held in treasury, of which 11 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

        In March 2013, our shareholders approved the cancellation of 10 million shares repurchased under our share repurchase program during the period from December 31, 2011 to December 28, 2012. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2013.

        In March 2012, our shareholders approved the cancellation of 24 million shares repurchased under our share repurchase program during the period from December 25, 2010 to December 30, 2011. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2012.

        In March 2011, our shareholders approved the cancellation of 5 million shares repurchased under our share repurchase program during the period from July 27, 2010 to December 24, 2010. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register and became effective in May 2011.

  Contributed Surplus

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. As of September 27, 2013 and September 28, 2012, Swiss Contributed Surplus was CHF 9,342 million and CHF 9,745 million, respectively (equivalent to $8,520 million and $8,940 million, respectively).

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

        In March 2010, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.72 (equivalent to $0.64) per share, payable in four equal quarterly installments of $0.16 per share beginning in the third quarter of fiscal 2010 through the second quarter of fiscal 2011. We paid the third and fourth installments of the distribution during the quarters ended December 24, 2010 and March 25, 2011, respectively. These capital reductions reduced the par value of our common shares from CHF 1.73 (equivalent to $1.60) to CHF 1.37 (equivalent to $1.28).

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

        In March 2012, our shareholders approved a cash distribution to shareholders in the form of a capital reduction to the par value of our common shares of CHF 0.80 (equivalent to $0.84) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2012 through the second quarter of fiscal 2013. We paid the installments of the distribution at a rate of $0.21 per share

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Equity (Continued)

during each of the quarters ended June 29, 2012, September 28, 2012, December 28, 2012 and March 29, 2013. These capital reductions reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 0.57 (equivalent to $0.44).

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the first and second installments of the dividend at a rate of $0.25 per share during each of the quarters ended June 28, 2013 and September 27, 2013.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At September 27, 2013 and September 28, 2012, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $206 million and $178 million, respectively.

  Share Repurchase Program

        During fiscal 2013, 2012, and 2011, we repurchased approximately 20 million of our common shares for $829 million, approximately 6 million of our common shares for $194 million, and approximately 25 million of our common shares for $867 million, respectively. At September 27, 2013, we had $478 million of availability remaining under our share repurchase authorization. See additional information regarding the share repurchase program in Note 25.

21. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance at September 24, 2010	$1,040	$(764)	$(30)	$246
Pre-tax current period change	50	238	(21)	267
Income tax (expense) benefit	—	(86)	1	(85)

Balance at September 30, 2011	1,090	(612)	(50)	428
Pre-tax current period change	(131)	(114)	24	(221)
Income tax (expense) benefit	—	26	(4)	22

Balance at September 28, 2012	959	(700)	(30)	229
Pre-tax current period change	(28)	204	(36)	140
Income tax (expense) benefit	—	(73)	7	(66)

Balance at September 27, 2013	$931	$(569)	$(59)	$303

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans

        Equity awards (primarily restricted share awards, performance share awards, and share options) granted by us are administered by the management development and compensation committee of our board of directors, which consists exclusively of independent directors. Our plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options, restricted and performance units, deferred stock units, and other share-based awards (collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of September 27, 2013, our plans provided for a maximum of 67 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 26 million shares remained available for issuance under our plans as of September 27, 2013.

  Share-Based Compensation Expense

        Total share-based compensation expense, which was primarily included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was $78 million, $68 million, and $71 million during fiscal 2013, 2012, and 2011, respectively. We have recognized a related tax benefit associated with our share-based compensation arrangements of $24 million, $21 million, and $22 million in fiscal 2013, 2012, and 2011, respectively.

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

        A summary of restricted share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at September 28, 2012	4,585,994	$30.09
Granted	1,764,936	34.69
Vested	(1,906,890)	26.65
Forfeited	(460,115)	32.50

Non-vested at September 27, 2013	3,983,925	$33.50

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2013, 2012, and 2011 was $34.69, $34.63, and $34.14, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

        As of September 27, 2013, there was $81 million of unrecognized compensation cost related to non-vested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.7 years.

  Performance Share Awards

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

        A summary of performance share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at September 28, 2012	—	$—
Granted	327,226	34.16
Forfeited	(15,807)	34.05

Outstanding at September 27, 2013	311,419	$34.17

        As of September 27, 2013, there was $7 million of unrecognized compensation cost related to non-vested performance share awards. The cost is expected to be recognized over a weighted-average period of 2.1 years.

  Share Options

        Share options are granted to purchase our common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement or normal retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and expire ten years after the date of grant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

        A summary of share option award activity is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 28, 2012	20,552,689	$32.25
Granted	2,854,600	34.27
Exercised	(6,507,750)	32.79
Expired	(423,261)	39.77
Forfeited	(644,414)	32.44

Outstanding at September 27, 2013	15,831,864	$32.18	5.9	$314

Vested and expected to vest at September 27, 2013	15,393,747	$32.15	5.9	$306
Exercisable at September 27, 2013	9,088,414	$31.39	4.3	$188

        The weighted-average exercise price of share option awards granted during fiscal 2013, 2012, and 2011 were $34.27, $34.49, and $33.86, respectively.

        As of September 27, 2013, there was $38 million of unrecognized compensation cost related to non-vested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

        At acquisition, all share options and stock appreciation right ("SAR") awards related to ADC were converted into share options and SARs related to our common shares. See Note 5 for additional information regarding the conversion of ADC share options and SARs.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of a composite of our peers and implied volatility derived from exchange traded options on that same composite of peers. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term that approximated the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The recognized share-based compensation expense was net of estimated forfeitures, which are based on voluntary termination behavior as well as an analysis of actual option forfeitures.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2013	2012	2011
Weighted-average grant-date fair value	$8.62	$9.49	$9.13
Assumptions:
Expected share price volatility	34%	36%	36%
Risk free interest rate	0.9%	1.3%	1.2%
Expected annual dividend per share	$0.84	$0.84	$0.72
Expected life of options (in years)	6.0	6.0	5.1

        The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011 was $69 million, $31 million, and $50 million, respectively. The total fair value of restricted share awards that vested during fiscal 2013, 2012, and 2011 was $51 million, $42 million, and $54 million, respectively. We received cash related to the exercise of options of $214 million, $60 million, and $80 million in fiscal 2013, 2012, and 2011, respectively. The related excess cash tax benefit classified as a financing cash inflow on the Consolidated Statements of Cash Flows for fiscal 2013, 2012, and 2011 was not material.

23. Segment and Geographic Data

        Effective for the first quarter of fiscal 2013, we reorganized our management and segments to better align the organization around our strategy. We now operate through four reporting segments: Transportation Solutions, Network Solutions, Industrial Solutions, and Consumer Solutions. See Note 1 for a description of the segments in which we operate. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2013	2012	2011	2013	2012	2011
	(in millions)
Transportation Solutions	$5,485	$5,128	$4,912	$972	$754	$729
Network Solutions	3,066	3,310	3,671	136	247	300
Industrial Solutions	3,007	2,987	3,144	359	378	477
Consumer Solutions	1,722	1,857	2,051	89	139	181

Total	$13,280	$13,282	$13,778	$1,556	$1,518	$1,687

        No single customer accounted for a significant amount of our net sales in fiscal 2013, 2012, and 2011.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2013	2012	2011	2013	2012	2011
	(in millions)
Transportation Solutions	$296	$271	$234	$325	$288	$264
Network Solutions	139	164	158	86	104	119
Industrial Solutions	92	86	86	109	67	90
Consumer Solutions	80	88	86	95	74	101

Total	$607	$609	$564	$615	$533	$574

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Segment and Geographic Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2013	2012	2011
	(in millions)
Transportation Solutions	$2,977	$2,877	$2,732
Network Solutions	1,684	1,857	1,955
Industrial Solutions	1,603	1,549	1,499
Consumer Solutions	987	1,081	1,173

Total segment assets(1)	7,251	7,364	7,359
Other current assets	2,224	2,352	2,762
Other non-current assets	8,986	9,590	7,602

Total assets	$18,461	$19,306	$17,723

(1)
Segment assets are comprised of accounts receivable, inventories, and property, plant, and equipment.

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2013	2012	2011	2013	2012	2011
	(in millions)
Americas:
U.S.	$3,811	$3,664	$3,657	$958	$1,042	$968
Other Americas	566	624	652	80	84	65

Total Americas	4,377	4,288	4,309	1,038	1,126	1,033

Europe/Middle East/Africa:
Switzerland	3,689	3,719	3,870	54	52	59
Germany	123	120	426	356	339	381
Other Europe/Middle East/Africa	750	663	662	702	692	677

Total Europe/Middle East/Africa	4,562	4,502	4,958	1,112	1,083	1,117

Asia–Pacific:
China	2,197	2,159	2,172	516	432	395
Other Asia–Pacific	2,144	2,333	2,339	500	572	595

Total Asia–Pacific	4,341	4,492	4,511	1,016	1,004	990

Total	$13,280	$13,282	$13,778	$3,166	$3,213	$3,140

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2013				2012
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter(4)
	(in millions, except per share data)
Net sales	$3,134	$3,265	$3,449	$3,432	$3,170	$3,249	$3,499	$3,364
Gross margin	989	1,052	1,132	1,156	943	1,021	1,018	1,064
Acquisition and integration costs	5	3	3	3	4	4	15	4
Restructuring and other charges, net	92	81	67	71	18	32	36	42
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	279	278	332	387	238	267	260	398
Income (loss) from discontinued operations, net of income taxes	(2)	(1)	3	—	22	(10)	(61)	(2)
Net income	277	277	335	387	260	257	199	396
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.66	$0.66	$0.80	$0.94	$0.56	$0.63	$0.61	$0.93
Income (loss) from discontinued operations, net of income taxes	—	—	0.01	—	0.05	(0.03)	(0.15)	—
Net income	0.66	0.66	0.81	0.94	0.61	0.60	0.46	0.93
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.65	$0.66	$0.79	$0.92	$0.55	$0.62	$0.60	$0.93
Income (loss) from discontinued operations, net of income taxes	—	—	0.01	—	0.06	(0.02)	(0.14)	(0.01)
Net income	0.65	0.65	0.80	0.92	0.61	0.60	0.46	0.92
Weighted-average number of shares outstanding:
Basic	422	420	415	413	425	427	428	426
Diluted	426	424	421	420	429	431	431	429

(1)
Results for the first quarter of fiscal 2013 include $331 million of income tax benefits associated with the effective settlement of an audit of prior year tax returns as well as the related impact of $231 million to other expense pursuant to the tax sharing agreement with Tyco International and Covidien. Results for the first quarter of fiscal 2013 also include $30 million of income tax expense related to adjustments to prior year income tax returns and the estimated impacts of certain intercompany dividends.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Data (unaudited) (Continued)

(2)
Results for the fourth quarter of fiscal 2013 include $63 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards.

(3)
Results for the third quarter of fiscal 2012 include $68 million of charges associated with the amortization of acquisition-related fair value adjustments primarily related to acquired inventories and customer order backlog associated with Deutsch.

(4)
Results for the fourth quarter of fiscal 2012 include $107 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

25. Subsequent Events

        On October 18, 2013, TEGSA called for redemption all of its outstanding 5.95% senior notes due 2014, representing $300 million aggregate principal amount. The redemption date will be November 18, 2013. We expect to pay an immaterial premium in connection with this early redemption.

        On October 29, 2013, our board of directors authorized an increase of $1 billion in the share repurchase program.

26. Tyco Electronics Group S.A.

        Tyco Electronics Group S.A. ("TEGSA"), a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, and Credit Facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,280	$—	$13,280
Cost of sales	—	—	8,951	—	8,951

Gross margin	—	—	4,329	—	4,329
Selling, general, and administrative expenses	156	3	1,614	—	1,773
Research, development, and engineering expenses	—	—	675	—	675
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	311	—	311

Operating income (loss)	(156)	(3)	1,715	—	1,556
Interest income	—	—	17	—	17
Interest expense	—	(135)	(7)	—	(142)
Other expense, net	—	—	(183)	—	(183)
Equity in net income of subsidiaries	1,445	1,533	—	(2,978)	—
Intercompany interest and fees	(13)	54	(41)	—	—

Income from continuing operations before income taxes	1,276	1,449	1,501	(2,978)	1,248
Income tax (expense) benefit	—	(4)	33	—	29

Net income	1,276	1,445	1,534	(2,978)	1,277
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,276	1,445	1,533	(2,978)	1,276
Other comprehensive income	74	74	64	(138)	74

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,350	$1,519	$1,597	$(3,116)	$1,350

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,282	$—	$13,282
Cost of sales	—	—	9,236	—	9,236

Gross margin	—	—	4,046	—	4,046
Selling, general, and administrative expenses, net(1)	102	(122)	1,705	—	1,685
Research, development, and engineering expenses	—	—	688	—	688
Acquisition and integration costs	1	2	24	—	27
Restructuring and other charges, net	—	—	128	—	128

Operating income (loss)	(103)	120	1,501	—	1,518
Interest income	—	—	23	—	23
Interest expense	—	(168)	(8)	—	(176)
Other income, net	—	—	50	—	50
Equity in net income of subsidiaries	1,277	1,256	—	(2,533)	—
Equity in net loss of subsidiaries of discontinued operations	(51)	(51)	—	102	—
Intercompany interest and fees	(11)	69	(58)	—	—

Income from continuing operations before income taxes	1,112	1,226	1,508	(2,431)	1,415
Income tax expense	—	—	(249)	—	(249)

Income from continuing operations	1,112	1,226	1,259	(2,431)	1,166
Loss from discontinued operations, net of income taxes	—	—	(51)	—	(51)

Net income	1,112	1,226	1,208	(2,431)	1,115
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,112	1,226	1,205	(2,431)	1,112
Other comprehensive loss	(199)	(199)	(203)	402	(199)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$913	$1,027	$1,002	$(2,029)	$913

(1)
TEGSA selling, general, and administrative expenses include gains of $125 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,778	$—	$13,778
Cost of sales	—	—	9,507	—	9,507

Gross margin	—	—	4,271	—	4,271
Selling, general, and administrative expenses	177	91	1,460	—	1,728
Research, development, and engineering expenses	—	—	701	—	701
Acquisition and integration costs	3	—	16	—	19
Restructuring and other charges, net	—	—	136	—	136

Operating income (loss)	(180)	(91)	1,958	—	1,687
Interest income	—	—	22	—	22
Interest expense	—	(150)	(11)	—	(161)
Other income, net	—	—	27	—	27
Equity in net income of subsidiaries	1,422	1,572	—	(2,994)	—
Equity in net income of subsidiaries of discontinued operations	22	22	—	(44)	—
Intercompany interest and fees	(19)	91	(72)	—	—

Income from continuing operations before income taxes	1,245	1,444	1,924	(3,038)	1,575
Income tax expense	—	—	(347)	—	(347)

Income from continuing operations	1,245	1,444	1,577	(3,038)	1,228
Income from discontinued operations, net of income taxes	—	—	22	—	22

Net income	1,245	1,444	1,599	(3,038)	1,250
Less: net income attributable to noncontrolling interests	—	—	(5)	—	(5)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,245	1,444	1,594	(3,038)	1,245
Other comprehensive income	182	182	187	(369)	182

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,427	$1,626	$1,781	$(3,407)	$1,427

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,403	$—	$1,403
Accounts receivable, net	—	—	2,323	—	2,323
Inventories	—	—	1,762	—	1,762
Intercompany receivables	1,823	222	255	(2,300)	—
Prepaid expenses and other current assets	6	1	480	—	487
Deferred income taxes	—	—	334	—	334

Total current assets	1,829	223	6,557	(2,300)	6,309
Property, plant, and equipment, net	—	—	3,166	—	3,166
Goodwill	—	—	4,326	—	4,326
Intangible assets, net	—	—	1,244	—	1,244
Deferred income taxes	—	—	2,146	—	2,146
Investment in subsidiaries	7,014	17,040	—	(24,054)	—
Intercompany loans receivable	18	2,120	9,489	(11,627)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,002	—	1,002
Other assets	—	28	240	—	268

Total Assets	$8,861	$19,411	$28,170	$(37,981)	$18,461

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$650	$61	$—	$711
Accounts payable	1	—	1,382	—	1,383
Accrued and other current liabilities	213	49	1,500	—	1,762
Deferred revenue	—	—	68	—	68
Intercompany payables	256	—	2,044	(2,300)	—

Total current liabilities	470	699	5,055	(2,300)	3,924
Long-term debt	—	2,213	90	—	2,303
Intercompany loans payable	5	9,485	2,137	(11,627)	—
Long-term pension and postretirement liabilities	—	—	1,155	—	1,155
Deferred income taxes	—	—	321	—	321
Income taxes	—	—	1,979	—	1,979
Other liabilities	—	—	393	—	393

Total Liabilities	475	12,397	11,130	(13,927)	10,075

Total Equity	8,386	7,014	17,040	(24,054)	8,386

Total Liabilities and Equity	$8,861	$19,411	$28,170	$(37,981)	$18,461

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,589	$—	$1,589
Accounts receivable, net	1	—	2,342	—	2,343
Inventories	—	—	1,808	—	1,808
Intercompany receivables	16	—	29	(45)	—
Prepaid expenses and other current assets	2	1	471	—	474
Deferred income taxes	—	—	289	—	289

Total current assets	19	1	6,528	(45)	6,503
Property, plant, and equipment, net	—	—	3,213	—	3,213
Goodwill	—	—	4,308	—	4,308
Intangible assets, net	—	—	1,352	—	1,352
Deferred income taxes	—	—	2,460	—	2,460
Investment in subsidiaries	8,192	17,341	—	(25,533)	—
Intercompany loans receivable	11	2,779	8,361	(11,151)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,180	—	1,180
Other assets	—	40	250	—	290

Total Assets	$8,222	$20,161	$27,652	$(36,729)	$19,306

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$1,014	$1	$—	$1,015
Accounts payable	2	—	1,290	—	1,292
Accrued and other current liabilities	210	70	1,296	—	1,576
Deferred revenue	—	—	121	—	121
Intercompany payables	29	—	16	(45)	—

Total current liabilities	241	1,084	2,724	(45)	4,004
Long-term debt	—	2,529	167	—	2,696
Intercompany loans payable	4	8,356	2,791	(11,151)	—
Long-term pension and postretirement liabilities	—	—	1,353	—	1,353
Deferred income taxes	—	—	448	—	448
Income taxes	—	—	2,311	—	2,311
Other liabilities	—	—	517	—	517

Total Liabilities	245	11,969	10,311	(11,196)	11,329

Total Equity	7,977	8,192	17,341	(25,533)	7,977

Total Liabilities and Equity	$8,222	$20,161	$27,652	$(36,729)	$19,306

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities	$3,621	$1,972	$2,331	$(5,876)	$2,048
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by operating activities	3,621	1,972	2,329	(5,876)	2,046
Cash Flows From Investing Activities:
Capital expenditures	—	—	(615)	—	(615)
Proceeds from sale of property, plant, and equipment	1	—	38	—	39
Acquisition of business, net of cash acquired	—	—	(6)	—	(6)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	14	—	14
Intercompany distributions(1)	—	1,100	—	(1,100)
Change in intercompany loans	—	1,566	—	(1,566)	—
Other	(3)	—	26	—	23

Net cash provided by (used in) investing activities	(2)	2,666	(543)	(2,666)	(545)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	(826)	(174)	1,000	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	(1)	—	(715)
Proceeds from exercise of share options	—	—	214	—	214
Repurchase of common shares	(602)	—	(242)	—	(844)
Payment of common share dividends and cash distributions to shareholders	(391)	—	7	—	(384)
Intercompany distributions(1)	—	(3,800)	(3,176)	6,976	—
Loan activity with parent	(1,800)	—	234	1,566	—
Other	—	—	(1)	—	(1)

Net cash used in continuing financing activities	(3,619)	(4,638)	(1,965)	8,542	(1,680)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash used in financing activities	(3,619)	(4,638)	(1,963)	8,542	(1,678)

Effect of currency translation on cash	—	—	(9)	—	(9)
Net decrease in cash and cash equivalents	—	—	(186)	—	(186)
Cash and cash equivalents at beginning of fiscal year	—	—	1,589	—	1,589

Cash and cash equivalents at end of fiscal year	$—	$—	$1,403	$—	$1,403

(1)
During fiscal 2013, other subsidiaries made distributions to TEGSA in the amount of $3,176 million and TEGSA made distributions to TE Connectivity Ltd. of $3,800 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(97)	$171	$2,098	$(284)	$1,888
Net cash provided by discontinued operating activities	—	—	59	—	59

Net cash provided by (used in) operating activities	(97)	171	2,157	(284)	1,947
Cash Flows From Investing Activities:
Capital expenditures	—	—	(533)	—	(533)
Proceeds from sale of property, plant, and equipment	7	—	16	—	23
Acquisition of businesses, net of cash acquired	—	—	(1,384)	—	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	394	—	394
Change in intercompany loans	(22)	2,160	—	(2,138)	—
Other	—	—	(9)	—	(9)

Net cash provided by (used in) continuing investing activities	(15)	2,160	(1,516)	(2,138)	(1,509)
Net cash used in discontinued investing activities	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	(15)	2,160	(1,517)	(2,138)	(1,510)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	639	(3,371)	2,732	—	—
Net increase in commercial paper	—	300	—	—	300
Proceeds from long-term debt	—	748	—	—	748
Repayment of long-term debt	—	—	(642)	—	(642)
Proceeds from exercise of share options	—	—	60	—	60
Repurchase of common shares	(185)	—	—	—	(185)
Payment of common share dividends and cash distributions to shareholders	(342)	—	10	—	(332)
Intercompany distributions	—	—	(284)	284	—
Loan activity with parent	—	—	(2,138)	2,138	—
Other	—	(8)	52	—	44

Net cash provided by (used in) continuing financing activities	112	(2,331)	(210)	2,422	(7)
Net cash used in discontinued financing activities	—	—	(58)	—	(58)

Net cash provided by (used in) financing activities	112	(2,331)	(268)	2,422	(65)

Effect of currency translation on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	371	—	371
Cash and cash equivalents at beginning of fiscal year	—	—	1,218	—	1,218

Cash and cash equivalents at end of fiscal year	$—	$—	$1,589	$—	$1,589

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2011

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$3,100	$(151)	$2,073	$(3,300)	$1,722
Net cash provided by discontinued operating activities	—	—	57	—	57

Net cash provided by (used in) operating activities	3,100	(151)	2,130	(3,300)	1,779

Cash Flows From Investing Activities:
Capital expenditures	—	—	(574)	—	(574)
Proceeds from sale of property, plant, and equipment	—	—	65	—	65
Proceeds from sale of intangible assets	—	—	68	—	68
Proceeds from sale of short-term investments	—	—	155	—	155
Acquisition of businesses, net of cash acquired	—	—	(731)	—	(731)
Change in intercompany loans	9	4,418	—	(4,427)	—
Other	—	—	(8)	—	(8)

Net cash provided by (used in) continuing investing activities	9	4,418	(1,025)	(4,427)	(1,025)
Net cash used in discontinued investing activities	—	—	(18)	—	(18)

Net cash provided by (used in) investing activities	9	4,418	(1,043)	(4,427)	(1,043)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	(1,936)	(1,116)	3,052	—	—
Net decrease in commercial paper	—	(100)	—	—	(100)
Proceeds from long-term debt	—	249	—	—	249
Repayment of long-term debt	—	—	(565)	—	(565)
Proceeds from exercise of share options	—	—	80	—	80
Repurchase of common shares	(865)	—	—	—	(865)
Payment of common share dividends and cash distributions to shareholders	(308)	—	12	—	(296)
Intercompany distributions(1)	—	(3,300)	—	3,300	—
Loan activity with parent	—	—	(4,427)	4,427	—
Other	—	—	23	—	23

Net cash used in continuing financing activities	(3,109)	(4,267)	(1,825)	7,727	(1,474)
Net cash used in discontinued financing activities	—	—	(38)	—	(38)

Net cash used in financing activities	(3,109)	(4,267)	(1,863)	7,727	(1,512)

Effect of currency translation on cash	—	—	5	—	5
Net decrease in cash and cash equivalents	—	—	(771)	—	(771)
Less: net increase in cash and cash equivalents related to discontinued operations	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of fiscal year	—	—	1,990	—	1,990

Cash and cash equivalents at end of fiscal year	$—	$—	$1,218	$—	$1,218

(1)
During fiscal 2011, TEGSA made a $3,300 million distribution to TE Connectivity Ltd.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Disclosures Required by Swiss Law

        We are subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

  Personnel Expenses

        Total personnel expenses were $3,967 million and $3,876 million in fiscal 2013 and 2012, respectively.

  Fire Insurance Value

        The fire insurance values of property, plant, and equipment were $11,641 million and $11,555 million at fiscal year end 2013 and 2012, respectively.

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

        Our risk assessment process was in place during fiscal 2013 and 2012 and followed by the board of directors.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 27, 2013, September 28, 2012, and September 30, 2011

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2013
Allowance for doubtful accounts receivable	$41	$11	$—	$(4)	$48
Valuation allowance on deferred tax assets	1,719	323	—	(226)	1,816
Fiscal 2012
Allowance for doubtful accounts receivable	$38	$7	$2	$(6)	$41
Valuation allowance on deferred tax assets	1,921	54	31	(287)	1,719
Fiscal 2011
Allowance for doubtful accounts receivable	$43	$(2)	$1	$(4)	$38
Valuation allowance on deferred tax assets	2,231	50	260	(620)	1,921