Form 10-Q
period 2013-12-27
TE Connectivity Ltd.
filed 2014-01-23
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2013
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

        The number of common shares outstanding as of January 20, 2014 was 410,230,381.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions, except per share data)
Net sales	$3,326	$3,134
Cost of sales	2,209	2,145

Gross margin	1,117	989
Selling, general, and administrative expenses	467	428
Research, development, and engineering expenses	164	171
Acquisition and integration costs	—	5
Restructuring and other charges, net	7	92

Operating income	479	293
Interest income	5	4
Interest expense	(34)	(37)
Other income (expense), net	32	(226)

Income from continuing operations before income taxes	482	34
Income tax (expense) benefit	(127)	245

Income from continuing operations	355	279
Loss from discontinued operations, net of income taxes	(2)	(2)

Net income attributable to TE Connectivity Ltd.	$353	$277

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.86	$0.66
Net income	0.86	0.66
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.85	$0.65
Net income	0.84	0.65
Dividends and cash distributions paid per common share	$0.25	$0.21
Weighted-average number of shares outstanding:
Basic	411	422
Diluted	418	426

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Net income attributable to TE Connectivity Ltd.	$353	$277
Other comprehensive income:
Currency translation	20	29
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	12
Loss on cash flow hedges, net of income taxes	(3)	(14)

Other comprehensive income	24	27

Comprehensive income attributable to TE Connectivity Ltd.	$377	$304

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 27, 2013	September 27, 2013
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,397	$1,403
Accounts receivable, net of allowance for doubtful accounts of $36 and $48, respectively	2,284	2,323
Inventories	1,836	1,762
Prepaid expenses and other current assets	507	487
Deferred income taxes	334	334

Total current assets	6,358	6,309
Property, plant, and equipment, net	3,164	3,166
Goodwill	4,346	4,326
Intangible assets, net	1,219	1,244
Deferred income taxes	2,056	2,146
Receivable from Tyco International Ltd. and Covidien plc	996	1,002
Other assets	304	268

Total Assets	$18,443	$18,461

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$383	$711
Accounts payable	1,361	1,383
Accrued and other current liabilities	1,589	1,762
Deferred revenue	76	68

Total current liabilities	3,409	3,924
Long-term debt	2,615	2,303
Long-term pension and postretirement liabilities	1,150	1,155
Deferred income taxes	321	321
Income taxes	1,979	1,979
Other liabilities	347	393

Total Liabilities	9,821	10,075

Commitments and contingencies (Note 8)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 428,527,307 shares authorized and issued, CHF 0.57 par value	189	189
Contributed surplus	6,100	6,136
Accumulated earnings	2,825	2,472
Treasury shares, at cost, 17,825,817 and 17,020,636 shares, respectively	(825)	(720)
Accumulated other comprehensive income	327	303

Total TE Connectivity Ltd. shareholders' equity	8,616	8,380
Noncontrolling interests	6	6

Total Equity	8,622	8,386

Total Liabilities and Equity	$18,443	$18,461

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Cash Flows From Operating Activities:
Net income attributable to TE Connectivity Ltd.	$353	$277
Loss from discontinued operations, net of income taxes	2	2

Income from continuing operations	355	279
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	149	152
Deferred income taxes	31	121
Provision for losses on accounts receivable and inventories	23	25
Tax sharing (income) expense	(34)	226
Share-based compensation expense	22	21
Other	25	20
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	27	123
Inventories	(107)	(44)
Inventoried costs on long-term contracts	10	16
Prepaid expenses and other current assets	23	11
Accounts payable	(19)	(38)
Accrued and other current liabilities	(144)	(76)
Income taxes	40	(451)
Other	(14)	8

Net cash provided by continuing operating activities	387	393
Net cash used in discontinued operating activities	(2)	(1)

Net cash provided by operating activities	385	392

Cash Flows From Investing Activities:
Capital expenditures	(133)	(126)
Proceeds from sale of property, plant, and equipment	12	2
Other	(2)	19

Net cash used in investing activities	(123)	(105)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(25)	50
Proceeds from issuance of long-term debt	323	—
Repayment of long-term debt	(303)	(714)
Proceeds from exercise of share options	57	16
Repurchase of common shares	(210)	(167)
Payment of common share dividends and cash distributions to shareholders	(103)	(89)
Other	(3)	(2)

Net cash used in continuing financing activities	(264)	(906)
Net cash provided by discontinued financing activities	2	1

Net cash used in financing activities	(262)	(905)

Effect of currency translation on cash	(6)	1
Net decrease in cash and cash equivalents	(6)	(617)
Cash and cash equivalents at beginning of period	1,403	1,589

Cash and cash equivalents at end of period	$1,397	$972

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") have been prepared in United States ("U.S.") Dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

        The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

        We have reclassified certain items on our Condensed Consolidated Financial Statements to conform to the current year presentation.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2014 and fiscal 2013 are to our fiscal years ending September 26, 2014 and September 27, 2013, respectively.

2. Restructuring and Other Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Transportation Solutions	$1	$10
Industrial Solutions	1	12
Network Solutions	5	24
Consumer Solutions	—	46

Restructuring charges, net	$7	$92

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves during the first quarter of fiscal 2014 is summarized as follows:

	Balance at September 27, 2013	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 27, 2013
	(in millions)
Fiscal 2014 Actions:
Employee severance	$—	$3	$—	$—	$—	$—	$3

Total	—	3	—	—	—	—	3

Fiscal 2013 Actions:
Employee severance	168	1	(2)	(35)	—	2	134
Facility and other exit costs	1	2	—	(2)	—	—	1
Property, plant, and equipment	—	3	—	—	(3)	—	—

Total	169	6	(2)	(37)	(3)	2	135

Pre-Fiscal 2013 Actions:
Employee severance	51	1	(3)	(6)	—	1	44
Facility and other exit costs	26	2	—	(2)	—	—	26

Total	77	3	(3)	(8)	—	1	70

Total Activity	$246	$12	$(5)	$(45)	$(3)	$3	$208

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program and commenced actions to reduce headcount in the Network Solutions and Consumer Solutions segments. In connection with this program, during the quarter ended December 27, 2013, we recorded restructuring charges of $3 million related to employee severance and benefits. We do not expect to incur any additional charges related to restructuring actions commenced in the first quarter of fiscal 2014.

        The following table summarizes expected and incurred charges for the fiscal 2014 program by segment:

	Total Expected Charges	Charges Incurred For the Quarter Ended December 27, 2013
	(in millions)
Network Solutions	$2	$2
Consumer Solutions	1	1

Total	$3	$3

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during the quarters ended December 27, 2013 and December 28, 2012, we recorded net restructuring charges of $4 million and $105 million, respectively, primarily related to employee severance and benefits and manufacturing site closures impacting all segments. We expect to complete all restructuring actions commenced in fiscal 2013 by the end of fiscal 2015 and to incur total charges of approximately $349 million. Cash spending related to this program was $37 million in the first quarter of fiscal 2014.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by type:

		Charges Incurred
	Total Expected Charges	For the Quarter Ended December 27, 2013	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Employee severance	$265	$(1)	$245	$21
Facility and other exit costs	13	2	5	6
Property, plant, and equipment	71	3	58	10

Total	$349	$4	$308	$37

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by segment:

		Charges Incurred
	Total Expected Charges	For the Quarter Ended December 27, 2013	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Transportation Solutions	$41	$1	$37	$3
Industrial Solutions	73	1	66	6
Network Solutions	132	2	111	19
Consumer Solutions	103	—	94	9

Total	$349	$4	$308	$37

  Pre-Fiscal 2013 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. We initiated a restructuring program during fiscal 2011 which was primarily associated with the acquisition of ADC Telecommunications, Inc. and related headcount reductions in the Network Solutions segment. Additionally, in fiscal 2011, we instituted reductions-in-force across all segments as a result of economic conditions. In connection with these actions, during the quarter December 28, 2012, we recorded net restructuring credits of $13 million primarily related to employee severance and benefits. We do not expect to incur any

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

additional charges related to restructuring actions commenced in fiscal 2012 and 2011. Cash spending related to pre-fiscal 2013 programs was $8 million in the first quarter of fiscal 2014.

  Total Restructuring Reserves

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	December 27, 2013	September 27, 2013
	(in millions)
Accrued and other current liabilities	$172	$168
Other liabilities	36	78

Restructuring reserves	$208	$246

3. Inventories

        Inventories consisted of the following:

	December 27, 2013	September 27, 2013
	(in millions)
Raw materials	$271	$258
Work in progress	624	597
Finished goods	914	870
Inventoried costs on long-term contracts	27	37

Inventories	$1,836	$1,762

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
	(in millions)
September 27, 2013(2)	$797	$1,919	$977	$633	$4,326
Currency translation	3	9	5	3	20

December 27, 2013(2)	$800	$1,928	$982	$636	$4,346

(1)
In connection with the realignment of certain businesses during the first quarter of fiscal 2014, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 17 for additional information regarding our current segment structure.

(2)
At December 27, 2013 and September 27, 2013, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions segments were $2,191 million, $669 million, $1,236 million, and $579 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	December 27, 2013			September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,146	$(514)	$632	$1,144	$(499)	$645
Customer relationships	658	(104)	554	658	(92)	566
Other	45	(12)	33	46	(13)	33

Total	$1,849	$(630)	$1,219	$1,848	$(604)	$1,244

        Intangible asset amortization expense was $28 million in each of the quarters ended December 27, 2013 and December 28, 2012.

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2014	$83
Fiscal 2015	111
Fiscal 2016	111
Fiscal 2017	111
Fiscal 2018	111
Fiscal 2019	110
Thereafter	582

Total	$1,219

6. Debt

        During November 2013, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption.

        During November 2013, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

        As of December 27, 2013, TEGSA had $325 million of commercial paper outstanding at a weighted-average interest rate of 0.28%. TEGSA had $350 million of commercial paper outstanding at a weighted-average interest rate of 0.28% at September 27, 2013.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Guarantees

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

        At December 27, 2013, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $223 million of which $202 million was reflected in accrued and other current liabilities and $21 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. At September 27, 2013, the liability was $223 million and consisted of $185 million in accrued and other current liabilities and $38 million in other liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Guarantees (Continued)

        At December 27, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $292 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at December 27, 2013 and September 27, 2013 were $36 million and $38 million, respectively.

8. Commitments and Contingencies

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

        At December 27, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Commitments and Contingencies (Continued)

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 7 for additional information regarding the Tax Sharing Agreement.

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

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Commitments and Contingencies (Continued)

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

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to make net cash payments of approximately $200 million in connection with pre-separation tax matters.

        At December 27, 2013 and September 27, 2013, we have reflected $47 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 27, 2013, we concluded that it was probable that we would incur remedial costs in the range of $12 million to $24 million. As of December 27, 2013, we concluded that the best estimate within this range is $13 million, of which $3 million is included in accrued and other current liabilities and $10 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

  Interest Rate and Investment Risk Management

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swaps to manage earnings exposure on certain non-qualified deferred compensation liabilities.

        During the first quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges on $300 million principal amount of the 3.50% senior notes due 2022. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay floating amount based upon the three-month U.S. Dollar London interbank offered rate.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,201 million and $2,374 million at December 27, 2013 and September 27, 2013, respectively. We recorded foreign exchange losses of $31 million and gains of $2 million during the quarters ended December 27, 2013 and December 28, 2012, respectively, as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At December 27, 2013 and September 27, 2013, our commodity hedges had notional values of $293 million and $278 million, respectively. We expect that significantly all of the balance in

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments (Continued)

accumulated other comprehensive income associated with the commodity hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Derivative Instrument Summary

        The fair value of our derivative instruments is summarized below:

	December 27, 2013		September 27, 2013
	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)	Fair Value of Asset Positions(1)	Fair Value of Liability Positions(2)
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency contracts(3)	$2	$6	$1	$1
Interest rate swaps	11	7	14	—
Commodity swap contracts(3)	2	30	2	29

Total derivatives designated as hedging instruments	15	43	17	30

Derivatives not designated as hedging instruments:
Foreign currency contracts(3)	—	1	—	1
Investment swaps	3	—	3	—

Total derivatives not designated as hedging instruments	3	1	3	1

Total derivatives	$18	$44	$20	$31

(1)
All derivative instruments in asset positions that mature within one year of the balance sheet date are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and totaled $6 million and $5 million at December 27, 2013 and September 27, 2013, respectively. All derivative instruments in asset positions that mature more than one year from the balance sheet date are recorded in other assets on the Condensed Consolidated Balance Sheets and totaled $12 million and $15 million at December 27, 2013 and September 27, 2013, respectively.

(2)
All derivative instruments in liability positions that mature within one year of the balance sheet date are recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and totaled $34 million and $29 million at December 27, 2013 and September 27, 2013, respectively. All derivative instruments in liability positions that mature more than one year from the balance sheet date are recorded in other liabilities on the Condensed Consolidated Balance Sheets and totaled $10 million and $2 million at December 27, 2013 and September 27, 2013, respectively.

(3)
Contracts are presented gross without regard to any right of offset that exists. The impact of offsetting derivative positions, where contractually allowable, would not have a significant impact on the derivative positions presented in this table.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments (Continued)

        The effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain Recognized
		For the Quarters Ended
Derivatives Designated as Fair Value Hedges	Location	December 27, 2013	December 28, 2012
		(in millions)
Interest rate swaps(1)	Interest expense	$1	$1

(1)
Certain interest rate swaps designated as fair value hedges were terminated in December 2008. Terminated interest rate swaps resulted in all gains presented in this table. Interest rate swaps in place at December 27, 2013 had no ineffective gain or loss recognized on the Condensed Consolidated Statements of Operations during the periods.

        The effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
Derivatives Designated as Cash Flow Hedges	Amount	Location	Amount	Location	Amount
	(in millions)
For the Quarter Ended December 27, 2013:
Foreign currency contracts	$(5)	Cost of sales	$(1)	Cost of sales	$—
Commodity swap contracts	(11)	Cost of sales	(9)	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(2)	Interest expense	—

Total	$(16)		$(12)		$—

For the Quarter Ended December 28, 2012:
Foreign currency contracts	$—	Cost of sales	$1	Cost of sales	$—
Commodity swap contracts	(17)	Cost of sales	3	Cost of sales	—
Interest rate swaps(1)	—	Interest expense	(2)	Interest expense	—

Total	$(17)		$2		$—

(1)
During the quarters ended December 27, 2013 and December 28, 2012, there were no outstanding interest rate swaps designated as cash flow hedges. Losses reclassified from accumulated other comprehensive income to interest expense in both periods relate to forward starting interest rate swaps designated as cash flow hedges terminated in January 2012 and September 2007.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments (Continued)

        The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations were as follows:

	Gain (Loss) Recognized
		For the Quarters Ended
Derivatives not Designated as Hedging Instruments	Location	December 27, 2013	December 28, 2012
		(in millions)
Foreign currency contracts	Selling, general, and administrative expenses	$(3)	$(1)
Investment swaps	Selling, general, and administrative expenses	3	—

Total		$—	$(1)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Fair Value Measurements

        Financial assets and liabilities recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using Inputs Considered as
			Fair Value
Description	Level 1	Level 2
	(in millions)
December 27, 2013:
Assets:
Commodity swap contracts	$2	$—	$2
Interest rate swaps	—	11	11
Investment swaps	—	3	3
Foreign currency contracts(1)	—	2	2
Rabbi trust assets	3	80	83

Total assets at fair value	$5	$96	$101

Liabilities:
Commodity swap contracts	$30	$—	$30
Interest rate swaps	—	7	7
Foreign currency contracts(1)	—	7	7

Total liabilities at fair value	$30	$14	$44

September 27, 2013:
Assets:
Commodity swap contracts	$2	$—	$2
Interest rate swaps	—	14	14
Investment swaps	—	3	3
Foreign currency contracts(1)	—	1	1
Rabbi trust assets	3	80	83

Total assets at fair value	$5	$98	$103

Liabilities:
Commodity swap contracts	$29	$—	$29
Foreign currency contracts(1)	—	2	2

Total liabilities at fair value	$29	$2	$31

(1)
Contracts are presented gross without regard to any right of offset that exists. See Note 9 for a reconciliation of amounts to the Condensed Consolidated Balance Sheets.

        The majority of the derivatives that we enter into are valued using over-the-counter quoted market prices for similar instruments. We do not believe that the fair values of these derivative instruments differ materially from the amounts that would be realized upon settlement or maturity.

        As of December 27, 2013 and September 27, 2013, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis. We also did not have significant

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Fair Value Measurements (Continued)

non-financial assets or liabilities that were measured at fair value as of December 27, 2013 and September 27, 2013.

  Other Financial Instruments

        Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. The fair value of our debt based on indicative valuations was approximately $3,160 million and $3,180 million at December 27, 2013 and September 27, 2013, respectively.

11. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in millions)
Service cost	$2	$2	$13	$15
Interest cost	13	11	18	18
Expected return on plan assets	(16)	(15)	(18)	(18)
Amortization of net actuarial loss	6	9	6	10
Amortization of prior service credit	—	—	(1)	(2)

Net periodic pension benefit cost	$5	$7	$18	$23

        The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters ended December 27, 2013 and December 28, 2012.

        During the quarter ended December 27, 2013, we contributed $21 million to our non-U.S. pension plans and insignificant amounts to our U.S. pension plans and postretirement benefit plans.

12. Income Taxes

        We recorded a tax provision of $127 million and a tax benefit of $245 million for the quarters ended December 27, 2013 and December 28, 2012, respectively. The provision for the quarter ended December 27, 2013 reflects an income tax charge related to the impacts of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards, and charges related to adjustments to prior year income tax returns. The tax benefit for the quarter ended December 28, 2012 reflects a $331 million income tax benefit related to the effective settlement of all

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Income Taxes (Continued)

undisputed tax matters for the period 1997 through 2000, partially offset by charges related to adjustments to prior year income tax returns and the estimated impacts of certain intercompany dividends.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 27, 2013, we had recorded $1,046 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,026 million was recorded in income taxes and $20 million was recorded in accrued and other current liabilities. During the quarter ended December 27, 2013, we recognized $29 million of expense related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 27, 2013, the balance of accrued interest and penalties was $1,018 million, of which $1,015 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        For tax years 1997 through 2000, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. See Note 8 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $255 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 27, 2013.

13. Other Income (Expense), Net

        During the quarter ended December 27, 2013, we recorded net other income of $32 million primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. This amount included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. See Note 7 for further information regarding the Tax Sharing Agreement.

        During the quarter ended December 28, 2012, we recorded net other expense of $226 million, including $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 8 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Basic	411	422
Dilutive impact of share-based compensation arrangements	7	4

Diluted	418	426

        For the quarter ended December 28, 2012, there were seven million share options that were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. There were no antidilutive share options for the quarter ended December 27, 2013.

15. Equity

  Dividends and Distributions to Shareholders

        We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in the first quarter of fiscal 2014.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At December 27, 2013 and September 27, 2013, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $103 million and $206 million, respectively.

  Share Repurchase Program

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately four million of our common shares for $212 million and approximately five million of our common shares for $178 million under our share repurchase authorization during the quarters ended December 27, 2013 and December 28, 2012, respectively. At December 27, 2013, we had $1,267 million of availability remaining under our share repurchase authorization.

16. Share Plans

        Total share-based compensation expense, which was primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was $22 million and $21 million during the first quarters of fiscal 2014 and 2013, respectively. As of December 27, 2013, there was $189 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Share Plans (Continued)

        During the first quarter of fiscal 2014, we granted 1.5 million share options, 1.0 million restricted share awards, and 0.2 million performance share awards as part of our annual incentive plan grant. The weighted-average grant date fair values for share options, restricted share awards, and performance share awards were $16.75, $51.61, and $51.61, respectively.

        As of December 27, 2013 we had 22 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

  Share-Based Compensation Assumptions

        Prior to fiscal 2014, we calculated the grant-date fair value of our share option awards utilizing the historical share volatility of a composite of our peers and implied volatility derived from exchange-traded options on that same composite of peers. Effective for the first quarter of fiscal 2014, as a result of now having historical share price information for a period of time equal to our expected option life assumption, we began to employ our historical share volatility when calculating the grant-date fair value of our share option grants using the Black-Scholes-Merton option pricing model. Currently, we do not have exchange-traded options of sufficient duration to employ an implied volatility assumption in the calculation and therefore rely solely on the historical volatility calculation. The change in methodology did not have a significant impact on share-based compensation expense during the first quarter of fiscal 2014.

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	39%
Risk free interest rate	1.8%
Expected annual dividend per share	$1.00
Expected life of options (in years)	6.0

17. Segment Data

        Effective for the first quarter of fiscal 2014, we realigned certain businesses, principally the Relay Products business, within our segment reporting structure to better align our product portfolio. The Relay Products business, which was previously included in the Consumer Solutions segment, has been moved to the Industrial Solutions segment. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions.

        The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Segment Data (Continued)

        Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in millions)
Transportation Solutions	$1,440	$1,264	$296	$192
Industrial Solutions	763	720	99	72
Network Solutions	713	734	46	36
Consumer Solutions	410	416	38	(7)

Total	$3,326	$3,134	$479	$293

(1)
Intersegment sales were not material and were recorded at selling prices that approximate market prices.

18. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,326	$—	$3,326
Cost of sales	—	—	2,209	—	2,209

Gross margin	—	—	1,117	—	1,117
Selling, general, and administrative expenses	34	1	432	—	467
Research, development, and engineering expenses	—	—	164	—	164
Restructuring and other charges, net	—	—	7	—	7

Operating income (loss)	(34)	(1)	514	—	479
Interest income	—	—	5	—	5
Interest expense	—	(32)	(2)	—	(34)
Other income (expense), net	18	(3)	17	—	32
Equity in net income of subsidiaries	371	392	—	(763)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest and fees	—	15	(15)	—	—

Income from continuing operations before income taxes	353	369	519	(759)	482
Income tax expense	—	—	(127)	—	(127)

Income from continuing operations	353	369	392	(759)	355
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	353	369	390	(759)	353
Other comprehensive income	24	24	22	(46)	24

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$377	$393	$412	$(805)	$377

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,134	$—	$3,134
Cost of sales	—	—	2,145	—	2,145

Gross margin	—	—	989	—	989
Selling, general, and administrative expenses	41	1	386	—	428
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	92	—	92

Operating income (loss)	(41)	(1)	335	—	293
Interest income	—	—	4	—	4
Interest expense	—	(34)	(3)	—	(37)
Other expense, net	—	—	(226)	—	(226)
Equity in net income of subsidiaries	323	345	—	(668)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest and fees	(3)	13	(10)	—	—

Income from continuing operations before income taxes	277	321	100	(664)	34
Income tax benefit	—	—	245	—	245

Income from continuing operations	277	321	345	(664)	279
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	277	321	343	(664)	277
Other comprehensive income	27	27	24	(51)	27

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$304	$348	$367	$(715)	$304

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,397	$—	$1,397
Accounts receivable, net	—	—	2,284	—	2,284
Inventories	—	—	1,836	—	1,836
Intercompany receivables	1,570	—	117	(1,687)	—
Prepaid expenses and other current assets	20	4	483	—	507
Deferred income taxes	—	—	334	—	334

Total current assets	1,590	4	6,451	(1,687)	6,358
Property, plant, and equipment, net	—	—	3,164	—	3,164
Goodwill	—	—	4,346	—	4,346
Intangible assets, net	—	—	1,219	—	1,219
Deferred income taxes	—	—	2,056	—	2,056
Investment in subsidiaries	7,247	15,490	—	(22,737)	—
Intercompany loans receivable	18	3,777	9,163	(12,958)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	996	—	996
Other assets	—	27	277	—	304

Total Assets	$8,855	$19,298	$27,672	$(37,382)	$18,443

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$325	$58	$—	$383
Accounts payable	2	—	1,359	—	1,361
Accrued and other current liabilities	109	34	1,446	—	1,589
Deferred revenue	—	—	76	—	76
Intercompany payables	117	—	1,570	(1,687)	—

Total current liabilities	228	359	4,509	(1,687)	3,409
Long-term debt	—	2,526	89	—	2,615
Intercompany loans payable	5	9,159	3,794	(12,958)	—
Long-term pension and postretirement liabilities	—	—	1,150	—	1,150
Deferred income taxes	—	—	321	—	321
Income taxes	—	—	1,979	—	1,979
Other liabilities	—	7	340	—	347

Total Liabilities	233	12,051	12,182	(14,645)	9,821

Total Equity	8,622	7,247	15,490	(22,737)	8,622

Total Liabilities and Equity	$8,855	$19,298	$27,672	$(37,382)	$18,443

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(36)	$1,762	$461	$(1,800)	$387
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(36)	1,762	459	(1,800)	385

Cash Flows From Investing Activities:
Capital expenditures	—	—	(133)	—	(133)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Change in intercompany loans	—	(1,761)	—	1,761	—
Other	—	—	(2)	—	(2)

Net cash used in investing activities	—	(1,761)	(123)	1,761	(123)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	19	2	(21)	—	—
Net decrease in commercial paper	—	(25)	—	—	(25)
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	—	—	(303)
Proceeds from exercise of share options	—	—	57	—	57
Repurchase of common shares	—	—	(210)	—	(210)
Payment of common share dividends to shareholders	(105)	—	2	—	(103)
Intercompany distributions	—	—	(1,800)	1,800	—
Loan activity with parent	122	—	1,639	(1,761)	—
Other	—	2	(5)	—	(3)

Net cash provided by (used in) continuing financing activities	36	(1)	(338)	39	(264)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	36	(1)	(336)	39	(262)

Effect of currency translation on cash	—	—	(6)	—	(6)
Net decrease in cash and cash equivalents	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,397	$—	$1,397

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(51)	$(51)	$495	$—	$393
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(51)	(51)	494	—	392

Cash Flows From Investing Activities:
Capital expenditures	—	—	(126)	—	(126)
Proceeds from sale of property, plant, and equipment	1	—	1	—	2
Change in intercompany loans	—	711	—	(711)	—
Other	—	—	19	—	19

Net cash provided by (used in) investing activities	1	711	(106)	(711)	(105)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	308	4	(312)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	—	—	(714)
Proceeds from exercise of share options	—	—	16	—	16
Repurchase of common shares	(167)	—	—	—	(167)
Payment of cash distributions to shareholders	(91)	—	2	—	(89)
Loan activity with parent	—	—	(711)	711	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) continuing financing activities	50	(660)	(1,007)	711	(906)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	50	(660)	(1,006)	711	(905)

Effect of currency translation on cash	—	—	1	—	1
Net decrease in cash and cash equivalents	—	—	(617)	—	(617)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$972	$—	$972

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

        Our Condensed Consolidated Financial Statements have been prepared in United States ("U.S.") Dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP").

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

        Effective for the first quarter of fiscal 2014, we realigned certain businesses, principally the Relay Products business, within our segment reporting structure to better align our product portfolio. The Relay Products business, which was previously included in the Consumer Solutions segment, has been moved to the Industrial Solutions segment. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. See Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our segments. Prior period segment results have been restated to conform to the current segment reporting structure.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets.

        Overall, our net sales increased 6.1% in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. Increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by modest declines in the Network Solutions and Consumer Solutions segments. On an organic basis, net sales increased 7.2% in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Transportation Solutions segment, our sales in the automotive end market increased 13.9% on an organic basis, with sales increases in the Asia-Pacific, Americas, and EMEA regions. In the Industrial Solutions segment, our organic net sales increased 6.2% with growth in all end markets. In the Consumer Solutions and Network Solutions segments, our organic net sales in the first quarter of fiscal 2014 increased slightly from first quarter fiscal 2013 levels. In the Consumer Solutions segment, our organic net sales growth in the appliances end market was offset by declines in the consumer devices end market. Also, in the Network Solutions segment, our organic net sales growth in the telecom networks and enterprise networks end markets was offset by declines in the subsea communications and data communications end markets.

  Outlook

        In the second quarter of fiscal 2014, we expect net sales to be between $3.4 billion and $3.5 billion. This reflects sales increases of approximately 10% to 12% in the Transportation Solutions segment and approximately 5% to 7% in the Industrial Solutions segment, partially offset by sales decreases of approximately 3% to 4% in the Consumer Solutions segment. In the Network Solutions segment, we expect our sales to be consistent with second quarter fiscal 2013 levels. In the Transportation Solutions segment, we expect our sales growth to outpace anticipated growth in global automotive production of approximately 5% in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Industrial Solutions segment, we expect our sales to increase in the industrial equipment end market and, to a lesser degree, in the aerospace, defense, oil, and gas end market. We expect those increases to be partially offset by a decline in our sales in the energy end market in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. In the Consumer Solutions segment, we expect our sales to decline in the consumer devices end market, with this decline partially offset by an increase in our sales in the appliances end market in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Network Solutions segment, we expect our sales increases in the telecom networks end market and, to a lesser degree, the enterprise networks end market to be offset by decreased sales in the data communications and subsea communications end markets in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013. We expect diluted earnings per share to be in the range of $0.86 to $0.90 per share in the second quarter of fiscal 2014.

        For fiscal 2014, we expect net sales to be between $13.8 billion and $14.2 billion, reflecting expected sales increases of approximately 10% in the Transportation Solutions segment and approximately 4% to 6% in the Industrial Solutions segment. We expect our sales in the Network Solutions and Consumer Solutions segments to be consistent with fiscal 2013 levels. In the Transportation Solutions segment, we expect our sales growth to outpace anticipated growth in global automotive production of approximately 4% from fiscal 2013 levels. In the Industrial Solutions segment, we expect our sales to increase in the aerospace, defense, oil, and gas and industrial equipment end markets and to decline slightly in the energy end market in fiscal 2014 as compared to fiscal 2013. In the Network Solutions segment, we expect our sales increases in the telecom networks and, to a lesser degree, the subsea communications and enterprise networks end markets to be offset by a sales decrease in the data communications end market in fiscal 2014 as compared to fiscal 2013. In the Consumer Solutions segment, we expect our sales increase in the appliances end market to be offset by a sales decrease in the consumer devices end market. We expect diluted earnings per share to be in the range of $3.60 to $3.80 per share in fiscal 2014.

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

  Restructuring

        We plan to continue to simplify our global manufacturing footprint by migrating facilities from higher-cost to lower-cost countries, consolidating within countries, and transferring product lines to lower-cost countries. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $7 million during the first quarter of fiscal 2014 and expect to incur net restructuring charges of approximately $50 million during fiscal 2014. Cash spending related to restructuring was $45 million during the first quarter of fiscal 2014, and we expect total spending, which will be funded with cash from operations, to be approximately $175 million in fiscal 2014. Annualized cost savings related to these actions are expected to be approximately $115 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 173 million pounds of copper, 136,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2014. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		For the Quarters Ended
	Measure	December 27, 2013	December 28, 2012
Copper	Lb.	$3.38	$3.57
Gold	Troy oz.	$1,461	$1,678
Silver	Troy oz.	$25.22	$31.63
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

Consolidated Operations

        Net Sales.    Net sales increased $192 million, or 6.1%, to $3,326 million in the first quarter of fiscal 2014 from $3,134 million in the first quarter of fiscal 2013. On an organic basis, net sales increased $226 million, or 7.2%, in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 due primarily to increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment. Price erosion adversely affected organic sales by $61 million in the first quarter of fiscal 2014. Foreign currency exchange rates negatively impacted net sales by $11 million in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        See further discussion of organic net sales below under "Results of Operations by Segment."

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Europe/Middle East/Africa ("EMEA")	35%	33%
Asia-Pacific	34	34
Americas	31	33

Total	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 27, 2013 versus Net Sales for the Quarter Ended December 28, 2012
	Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
EMEA	$67	6.5%	$47	$(5)	$109	10.5%
Asia-Pacific	123	11.5	(48)	(16)	59	5.5
Americas	36	3.6	(10)	(2)	24	2.4

Total	$226	7.2%	$(11)	$(23)	$192	6.1%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Transportation Solutions	43%	40%
Industrial Solutions	23	23
Network Solutions	22	24
Consumer Solutions	12	13

Total	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 27, 2013 versus Net Sales for the Quarter Ended December 28, 2012
	Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
Transportation Solutions	$176	13.9%	$—	$—	$176	13.9%
Industrial Solutions	45	6.2	2	(4)	43	6.0
Network Solutions	1	0.2	(3)	(19)	(21)	(2.9)
Consumer Solutions	4	0.7	(10)	—	(6)	(1.4)

Total	$226	7.2%	$(11)	$(23)	$192	6.1%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    In the first quarter of fiscal 2014, gross margin was $1,117 million, reflecting a $128 million increase from gross margin of $989 million in the first quarter of fiscal 2013. The increase in gross margin resulted primarily from improved manufacturing productivity, higher volume and, to a lesser degree, lower material costs, partially offset by price erosion. Gross margin as a percentage of net sales increased to 33.6% in the first quarter of fiscal 2014 from 31.6% in the first quarter of fiscal 2013.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $39 million to $467 million in the first quarter of fiscal 2014 from $428 million in the first quarter of fiscal 2013. The increase resulted primarily from increased selling expenses to support higher sales levels and increased incentive compensation costs, partially offset by cost savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales increased to 14.0% in the first quarter of fiscal 2014 from 13.7% in the same period of fiscal 2013.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $7 million and $92 million in the first quarters of fiscal 2014 and 2013, respectively. During fiscal 2014, we initiated a restructuring program and commenced actions to reduce headcount in the Network Solutions and Consumer Solutions segments. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the first quarter of fiscal 2014, operating income was $479 million as compared to $293 million in the first quarter of fiscal 2013. Results for the first quarter of fiscal 2014 included $7 million of net restructuring and other charges. Results for the first quarter of fiscal 2013 included $92 million of net restructuring and other charges and $5 million of acquisition and integration costs. See further discussion of operating income below under "Results of Operations by Segment."

Non-Operating Items

        Other Income (Expense), Net.    During the quarter ended December 27, 2013, we recorded net other income of $32 million primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). This amount included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. See Note 7 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        During the quarter ended December 28, 2012, we recorded net other expense of $226 million, including $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 8 to the Condensed Consolidated Financial Statements for additional information.

        Income Taxes.    We recorded a tax provision of $127 million and a tax benefit of $245 million for the quarters ended December 27, 2013 and December 28, 2012, respectively. The provision for the quarter ended December 27, 2013 reflects an income tax charge related to the impacts of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards, and charges related to adjustments to prior year income tax returns. The tax benefit for the quarter ended December 28, 2012 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000, partially offset by charges related to adjustments to prior year income tax returns and the estimated impacts of certain intercompany dividends.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	($ in millions)
Net sales	$1,440	$1,264
Operating income	$296	$192
Operating margin	20.6%	15.2%

        Net sales and organic net sales in the Transportation Solutions segment increased $176 million, or 13.9%, to $1,440 million in the first quarter of fiscal 2014 from $1,264 million in the first quarter of fiscal 2013.

        In the automotive end market, which is the Transportation Solutions segment's primary industry end market, our organic net sales increased 13.9% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase resulted from growth of 16.9% in the Asia-Pacific region, 14.9% in the Americas region, and 10.8% in the EMEA region. In the Asia-Pacific region, growth was driven by increasing demand in China and Japan, partially offset by declines in certain southeastern Asia-Pacific areas. Growth in the Americas region was driven by strong consumer demand in North America. In the EMEA region, growth resulted primarily from increased exports to other regions and, to a lesser degree, increased automotive demand in the western and continental EMEA region. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions and the acceleration of purchases in advance of upcoming emission standard changes in the EMEA region and China truck markets.

        In the first quarter of fiscal 2014, operating income in the Transportation Solutions segment increased $104 million to $296 million from $192 million in the first quarter of fiscal 2013. Segment results for the first quarter of fiscal 2014 included $1 million of net restructuring and other charges. Segment results for the first quarter of fiscal 2013 included $10 million of net restructuring and other charges and $3 million of acquisition and integration costs related to the acquisition of Deutsch Group SAS ("Deutsch"). Excluding these items, operating income increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase resulted primarily from higher volume and, to a lesser degree, improved manufacturing productivity and lower material costs, partially offset by price erosion.

  Industrial Solutions

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	($ in millions)
Net sales	$763	$720
Operating income	$99	$72
Operating margin	13.0%	10.0%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Industrial Equipment	42%	41%
Aerospace, Defense, Oil, and Gas	33	33
Energy	25	26

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2013 versus Net Sales for the Quarter Ended December 28, 2012
	Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Industrial Equipment	$28	9.5%	$(1)	$—	$27	9.2%
Aerospace, Defense, Oil, and Gas	9	3.5	1	—	10	4.2
Energy	8	4.4	2	(4)	6	3.2

Total	$45	6.2%	$2	$(4)	$43	6.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Net sales in the Industrial Solutions segment increased $43 million, or 6.0%, to $763 million in the first quarter of fiscal 2014 from $720 million in the first quarter of fiscal 2013. The strengthening of certain foreign currencies positively affected net sales by $2 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. Organic net sales increased $45 million, or 6.2%, during the first quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 9.5% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 due to recovery in most end markets, particularly in the Asia-Pacific and EMEA regions. In the aerospace, defense, oil, and gas end market, our organic net sales increased 3.5% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase was attributable to increased production in the commercial aviation market and growth resulting from increased oil and gas exploration, partially offset by a slowdown in defense spending in North America. In the energy end market, our organic net sales increased 4.4% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 as a result of increased project activity in the Asia-Pacific region and growth in the EMEA region.

        In the first quarter of fiscal 2014, operating income in the Industrial Solutions segment increased $27 million to $99 million from $72 million in the first quarter of fiscal 2013. Segment results for the first quarter of fiscal 2014 included $1 million of net restructuring and other charges. Segment results for the first quarter of fiscal 2013 included $12 million of net restructuring and other charges and $2 million of acquisition and integration costs related to the acquisition of Deutsch. Excluding these items, operating income increased in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. The increase was due to higher volume, lower material costs and, improved manufacturing productivity, partially offset by price erosion.

  Network Solutions

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	($ in millions)
Net sales	$713	$734
Operating income	$46	$36
Operating margin	6.5%	4.9%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Telecom Networks	44%	38%
Data Communications	23	27
Enterprise Networks	21	20
Subsea Communications	12	15

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2013 versus Net Sales for the Quarter Ended December 28, 2012
	Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$31	10.9%	$1	$—	$32	11.4%
Data Communications	(16)	(8.2)	—	(19)	(35)	(17.6)
Enterprise Networks	9	5.9	(4)	—	5	3.4
Subsea Communications	(23)	(21.1)	—	—	(23)	(21.3)

Total	$1	0.2%	$(3)	$(19)	$(21)	(2.9)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        In the first quarter of fiscal 2014, net sales in the Network Solutions segment decreased $21 million, or 2.9%, to $713 million from $734 million in the first quarter of fiscal 2013. The weakening of certain foreign currencies negatively affected net sales by $3 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. Organic net sales were flat in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the telecom networks end market, our organic net sales increased 10.9% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 as a result of growth in the fiber business in the EMEA region. In the data communications end market, our organic net sales decreased 8.2% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 as a result of market weakness, particularly in the EMEA region, and the exit of certain product lines. In the enterprise networks end market, our organic net sales increased 5.9% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The increase was attributable to strong market demand in the Americas and Asia-Pacific regions. The subsea communications end market's organic net sales decreased 21.1% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 as a result of lower levels of project activity.

        Operating income in the Network Solutions segment increased $10 million to $46 million in the first quarter of fiscal 2014 from $36 million in the first quarter of fiscal 2013. Segment results included $5 million and $24 million of net restructuring and other charges in the first quarters of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The decrease resulted from price erosion and increased material costs, partially offset by improved manufacturing productivity and higher volume.

  Consumer Solutions

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	($ in millions)
Net sales	$410	$416
Operating income (loss)	$38	$(7)
Operating margin	9.3%	NM	(1)

(1)
Not meaningful.

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 27, 2013	December 28, 2012
Consumer Devices	63%	66%
Appliances	37	34

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2013 versus Net Sales for the Quarter Ended December 28, 2012
	Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(9)	(3.3)%	$(8)	$(17)	(6.2)%
Appliances	13	8.3	(2)	11	7.8

Total	$4	0.7%	$(10)	$(6)	(1.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        In the first quarter of fiscal 2014, net sales in the Consumer Solutions segment decreased $6 million, or 1.4%, to $410 million from $416 million in the first quarter of fiscal 2013. The weakening of certain foreign currencies negatively affected net sales by $10 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. Organic net sales increased $4 million, or 0.7%, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 3.3% in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 due to significant declines in the personal computer market, partially offset by increased demand and new product launches in the mobile phone and tablet computer markets. In the appliances end market, our organic net sales increased 8.3% in the first quarter of fiscal 2014 as compared to the same period of fiscal 2013. Strong demand in the Asia-Pacific region and, to a lesser degree, the Americas region was partially offset by declines in the EMEA region resulting from the strategic exit of certain product lines.

        Consumer Solutions segment had operating income of $38 million in the first quarter of fiscal 2014 as compared to an operating loss of $7 million in the first quarter of fiscal 2013. Segment results included $46 million of net restructuring and other charges in the first quarter 2013. Excluding these items, operating income was flat in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The impact of price erosion and lower volume was offset by improved manufacturing productivity and lower material costs.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Net cash provided by operating activities	$385	$392
Net cash used in investing activities	(123)	(105)
Net cash used in financing activities	(262)	(905)
Effect of currency translation on cash	(6)	1

Net decrease in cash and cash equivalents	$(6)	$(617)

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

Cash Flows from Operating Activities

        In the first quarter of fiscal 2014, net cash provided by continuing operating activities decreased $6 million to $387 million from $393 million in the first quarter of fiscal 2013. The decrease resulted primarily from increased inventory levels and higher restructuring- and incentive-related cash usage, partially offset by higher earnings and decreased tax payments.

        The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2014 and 2013 was $56 million and $84 million, respectively. During the first quarter of fiscal 2013, we made payments of $35 million for tax deficiencies related to pre-separation U.S. tax matters for the years 1997 through 2000. No payments or receipts occurred during the first quarter of fiscal 2014 for pre-separation tax matters. We expect to make net cash payments related to pre-separation tax matters of approximately $200 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 8 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $266 million in the first quarter of fiscal 2014 as compared to $304 million in the first quarter of fiscal 2013. The decrease in free cash flow was primarily driven by increased inventory levels and higher restructuring- and incentive-related cash usage, partially offset by higher earnings.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Quarters Ended
	December 27, 2013	December 28, 2012
	(in millions)
Net cash provided by continuing operating activities	$387	$393
Capital expenditures	(133)	(126)
Proceeds from sale of property, plant, and equipment	12	2
Payments related to pre-separation U.S. tax matters, net	—	35

Free cash flow	$266	$304

Cash Flows from Investing Activities

        Capital spending increased $7 million in the first quarter of fiscal 2014 to $133 million as compared to $126 million in the first quarter of fiscal 2013. We expect fiscal 2014 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at December 27, 2013 and September 27, 2013 was $2,998 million and $3,014 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During November 2013, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption.

        During November 2013, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Credit Facility at December 27, 2013 and September 27, 2013.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 27, 2013, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC Telecommunications, Inc. prior to its acquisition in December 2010.

        Payments of common share dividends and cash distributions to shareholders were $103 million and $89 million in the first quarters of fiscal 2014 and 2013, respectively. We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in the first quarter of fiscal 2014.

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately four million of our common shares for $212 million and approximately five million of our common shares for $178 million under our share repurchase authorization during the quarters ended December 27, 2013 and December 28, 2012, respectively. At December 27, 2013, we had $1,267 million of availability remaining under our share repurchase authorization.

Backlog

        At December 27, 2013, we had a backlog of unfilled orders of $2,688 million compared to a backlog of $2,569 at September 27, 2013. Backlog by reportable segment was as follows:

	December 27, 2013	September 27, 2013
	(in millions)
Transportation Solutions	$1,032	$996
Industrial Solutions	877	791
Network Solutions	502	475
Consumer Solutions	277	307

Total	$2,688	$2,569

Commitments and Contingencies

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

        At December 27, 2013, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania, which is in the discovery phase. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

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

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originating during the period 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

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

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to make net cash payments of approximately $200 million in connection with pre-separation tax matters.

        At December 27, 2013 and September 27, 2013, we have reflected $47 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

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

        At December 27, 2013, we had outstanding letters of credit and letters of guarantee in the amount of $292 million.

        We have recorded liabilities for known indemnifications included as part of environmental liabilities. See Note 8 to the Condensed Consolidated Financial Statements for a discussion of these liabilities.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees, and, accordingly, liabilities amounting to $223 million were recorded on the Condensed Consolidated Balance Sheet at December 27, 2013. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the quarter ended December 27, 2013, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013, could also cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2014. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 27, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2013.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 27, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 27, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28 - October 25, 2013	1,340,507	$51.82	1,340,488	$408,770,664
October 26 - November 29, 2013	1,371,741	52.20	1,145,260	1,348,927,172
November 30 - December 27, 2013	1,547,189	53.18	1,546,394	1,266,680,248

Total	4,259,437	$52.44	4,032,142

(1)
These columns include the following transactions which occurred during the quarter ended December 27, 2013:

(i)
the acquisition of 227,295 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 4,032,142 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On October 29, 2013, our board of directors authorized a $1 billion increase in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
4.1	Eighth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of November 25, 2013 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed November 25, 2013)
10.1
Employment Agreement between Thomas J. Lynch and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)
10.2
Employment Agreement between Robert W. Hau and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.2 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)
10.3
Employment Agreement between Terrence R. Curtin and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)
10.4
Employment Agreement between Joseph B. Donahue and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)
10.5
Employment Agreement between Robert N. Shaddock and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.5 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 27, 2013, filed on January 23, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

        Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 27, 2013, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 23, 2014