Form 10-Q
period 2014-03-28
TE Connectivity Ltd.
filed 2014-04-24
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2014
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

        The number of common shares outstanding as of April 21 was 408,725,658.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions, except per share data)
Net sales	$3,431	$3,265	$6,757	$6,399
Cost of sales	2,258	2,213	4,467	4,358

Gross margin	1,173	1,052	2,290	2,041
Selling, general, and administrative expenses	471	438	938	866
Research, development, and engineering expenses	170	171	334	342
Acquisition and integration costs	1	3	1	8
Restructuring and other charges, net	21	81	28	173

Operating income	510	359	989	652
Interest income	4	5	9	9
Interest expense	(30)	(35)	(64)	(72)
Other income (expense), net	16	9	48	(217)

Income from continuing operations before income taxes	500	338	982	372
Income tax (expense) benefit	(136)	(60)	(263)	185

Income from continuing operations	364	278	719	557
Loss from discontinued operations, net of income taxes	(2)	(1)	(4)	(3)

Net income attributable to TE Connectivity Ltd.	$362	$277	$715	$554

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.89	$0.66	$1.75	$1.32
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	0.88	0.66	1.74	1.32
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.87	$0.66	$1.72	$1.31
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	0.87	0.65	1.71	1.30
Dividends and cash distributions paid per common share	$0.25	$0.21	$0.50	$0.42
Weighted-average number of shares outstanding:
Basic	410	420	411	421
Diluted	417	424	417	425

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Net income attributable to TE Connectivity Ltd.	$362	$277	$715	$554
Other comprehensive income (loss):
Currency translation	(22)	(122)	(2)	(93)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	8	11	15	23
Gain (loss) on cash flow hedges, net of income taxes	5	(11)	2	(25)

Other comprehensive income (loss)	(9)	(122)	15	(95)

Comprehensive income attributable to TE Connectivity Ltd.	$353	$155	$730	$459

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 28, 2014	September 27, 2013
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,429	$1,403
Accounts receivable, net of allowance for doubtful accounts of $38 and $48, respectively	2,402	2,323
Inventories	1,850	1,762
Prepaid expenses and other current assets	543	487
Deferred income taxes	342	334

Total current assets	6,566	6,309
Property, plant, and equipment, net	3,181	3,166
Goodwill	4,355	4,326
Intangible assets, net	1,197	1,244
Deferred income taxes	2,009	2,146
Receivable from Tyco International Ltd. and Covidien plc	1,013	1,002
Other assets	307	268

Total Assets	$18,628	$18,461

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$625	$711
Accounts payable	1,421	1,383
Accrued and other current liabilities	1,983	1,762
Deferred revenue	58	68

Total current liabilities	4,087	3,924
Long-term debt	2,370	2,303
Long-term pension and postretirement liabilities	1,140	1,155
Deferred income taxes	321	321
Income taxes	1,996	1,979
Other liabilities	315	393

Total Liabilities	10,229	10,075

Commitments and contingencies (Note 8)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 428,527,307 shares authorized and issued, CHF 0.57 par value	189	189
Contributed surplus	5,623	6,136
Accumulated earnings	3,187	2,472
Treasury shares, at cost, 19,278,903 and 17,020,636 shares, respectively	(924)	(720)
Accumulated other comprehensive income	318	303

Total TE Connectivity Ltd. shareholders' equity	8,393	8,380
Noncontrolling interests	6	6

Total Equity	8,399	8,386

Total Liabilities and Equity	$18,628	$18,461

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 28, 2014	March 29, 2013
	(in millions)
Cash Flows From Operating Activities:
Net income attributable to TE Connectivity Ltd.	$715	$554
Loss from discontinued operations, net of income taxes	4	3

Income from continuing operations	719	557
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	303	310
Deferred income taxes	67	93
Provision for losses on accounts receivable and inventories	36	39
Tax sharing (income) expense	(51)	216
Share-based compensation expense	43	40
Other	43	34
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(107)	49
Inventories	(133)	(74)
Inventoried costs on long-term contracts	20	6
Prepaid expenses and other current assets	(12)	(36)
Accounts payable	40	107
Accrued and other current liabilities	(218)	(52)
Income taxes	72	(451)
Other	18	1

Net cash provided by continuing operating activities	840	839
Net cash used in discontinued operating activities	(6)	(2)

Net cash provided by operating activities	834	837

Cash Flows From Investing Activities:
Capital expenditures	(301)	(253)
Proceeds from sale of property, plant, and equipment	21	4
Other	(18)	17

Net cash used in investing activities	(298)	(232)

Cash Flows From Financing Activities:
Net increase in commercial paper	25	50
Proceeds from issuance of long-term debt	323	—
Repayment of long-term debt	(360)	(714)
Proceeds from exercise of share options	109	86
Repurchase of common shares	(392)	(365)
Payment of common share dividends and cash distributions to shareholders	(205)	(177)
Other	(6)	(2)

Net cash used in continuing financing activities	(506)	(1,122)
Net cash provided by discontinued financing activities	6	2

Net cash used in financing activities	(500)	(1,120)

Effect of currency translation on cash	(10)	(1)
Net increase (decrease) in cash and cash equivalents	26	(516)
Cash and cash equivalents at beginning of period	1,403	1,589

Cash and cash equivalents at end of period	$1,429	$1,073

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

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Restructuring charges, net	$21	$86	$28	$178
Gain on divestiture	—	(5)	—	(5)

	$21	$81	$28	$173

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Transportation Solutions	$(1)	$18	$—	$28
Industrial Solutions	5	21	6	33
Network Solutions	16	31	21	55
Consumer Solutions	1	16	1	62

Restructuring charges, net	$21	$86	$28	$178

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves during the first six months of fiscal 2014 is summarized as follows:

	Balance at September 27, 2013	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at March 28, 2014
	(in millions)
Fiscal 2014 Actions:
Employee severance	$—	$28	$—	$(3)	$—	$—	$25

Total	—	28	—	(3)	—	—	25

Fiscal 2013 Actions:
Employee severance	168	3	(7)	(60)	—	2	106
Facility and other exit costs	1	3	—	(3)	—	—	1
Property, plant, and equipment	—	8	—	—	(8)	—	—

Total	169	14	(7)	(63)	(8)	2	107

Pre-Fiscal 2013 Actions:
Employee severance	51	1	(10)	(16)	—	—	26
Facility and other exit costs	26	2	—	(5)	—	—	23

Total	77	3	(10)	(21)	—	—	49

Total Activity	$246	$45	$(17)	$(87)	$(8)	$2	$181

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions in the Network Solutions segment. In connection with this program, during the six months ended March 28, 2014, we recorded restructuring charges of $28 million related to employee severance and benefits. We expect to complete all restructuring actions commenced in the first six months of fiscal 2014 by the end of fiscal 2015 and to incur total charges of approximately $29 million. Cash spending related to this program was $3 million in the first six months of fiscal 2014.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2014 program by type:

	Total Expected Charges	Charges Incurred For the Six Months Ended March 28, 2014	Remaining Expected Charges
	(in millions)
Employee severance	$28	$28	$—
Facility and other exit costs	1	—	1

Total	$29	$28	$1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2014 program by segment:

	Total Expected Charges	Charges Incurred For the Six Months Ended March 28, 2014	Remaining Expected Charges
	(in millions)
Industrial Solutions	$3	$3	$—
Network Solutions	25	24	1
Consumer Solutions	1	1	—

Total	$29	$28	$1

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during the six months ended March 28, 2014 and March 29, 2013, we recorded net restructuring charges of $7 million and $196 million, respectively, primarily related to employee severance and benefits and fixed assets in connection with exited manufacturing sites' product lines. We expect to complete all restructuring actions commenced in fiscal 2013 by the end of fiscal 2015 and to incur total charges of approximately $346 million. Cash spending related to this program was $63 million in the first six months of fiscal 2014.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by type:

		Charges Incurred
	Total Expected Charges	For the Six Months Ended March 28, 2014	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Employee severance	$261	$(4)	$245	$20
Facility and other exit costs	12	3	5	4
Property, plant, and equipment	73	8	58	7

Total	$346	$7	$308	$31

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by segment:

		Charges Incurred
	Total Expected Charges	For the Six Months Ended March 28, 2014	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Transportation Solutions	$41	$2	$37	$2
Industrial Solutions	73	2	66	5
Network Solutions	129	1	111	17
Consumer Solutions	103	2	94	7

Total	$346	$7	$308	$31

  Pre-Fiscal 2013 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. We initiated a restructuring program during fiscal 2011 which was primarily associated with the acquisition of ADC Telecommunications, Inc. and related headcount reductions in the Network Solutions segment. Additionally, in fiscal 2011, we instituted reductions-in-force across all segments as a result of economic conditions. In connection with these actions, during the six months ended March 28, 2014 and March 29, 2013, we recorded net restructuring credits of $7 million and $18 million, respectively, primarily related to employee severance and benefits previously accrued. We do not expect to incur significant additional charges related to restructuring actions commenced in fiscal 2012 and 2011. Cash spending related to pre-fiscal 2013 programs was $21 million in the first six months of fiscal 2014.

  Total Restructuring Reserves

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	March 28, 2014	September 27, 2013
	(in millions)
Accrued and other current liabilities	$155	$168
Other liabilities	26	78

Restructuring reserves	$181	$246

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Inventories

        Inventories consisted of the following:

	March 28, 2014	September 27, 2013
	(in millions)
Raw materials	$260	$258
Work in progress	635	597
Finished goods	933	870
Inventoried costs on long-term contracts	22	37

Inventories	$1,850	$1,762

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
	(in millions)
September 27, 2013(2)	$797	$1,919	$977	$633	$4,326
Currency translation and other	3	18	5	3	29

March 28, 2014(2)	$800	$1,937	$982	$636	$4,355

(1)
In connection with the realignment of certain businesses during fiscal 2014, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 16 for additional information regarding our current segment structure.

(2)
At March 28, 2014 and September 27, 2013, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions segments were $2,191 million, $669 million, $1,236 million, and $579 million, respectively.

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	March 28, 2014			September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,146	$(529)	$617	$1,144	$(499)	$645
Customer relationships	666	(116)	550	658	(92)	566
Other	43	(13)	30	46	(13)	33

Total	$1,855	$(658)	$1,197	$1,848	$(604)	$1,244

        Intangible asset amortization expense was $27 million and $28 million for the quarters ended March 28, 2014 and March 29, 2013, respectively, and $55 million and $56 million for the six months ended March 28, 2014 and March 29, 2013, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net (Continued)

        The estimated aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2014	$57
Fiscal 2015	112
Fiscal 2016	112
Fiscal 2017	112
Fiscal 2018	111
Fiscal 2019	110
Thereafter	583

Total	$1,197

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

        During the quarter ended March 28, 2014, we reclassified $250 million of 1.60% senior notes due 2015 from long-term debt to current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

        As of March 28, 2014, TEGSA had $375 million of commercial paper outstanding at a weighted-average interest rate of 0.26%. TEGSA had $350 million of commercial paper outstanding at a weighted-average interest rate of 0.28% at September 27, 2013.

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

        At March 28, 2014, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $219 million which is primarily reflected in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. At September 27, 2013, the liability was $223 million and consisted of $185 million in accrued and other current liabilities and $38 million in other liabilities. The amount reflected in accrued and other current liabilities is our estimated cash obligation under the Tax Sharing Agreement to Tyco International and Covidien in connection with pre-separation tax matters that could be resolved within the next twelve months.

        We have assessed the probable future cash payments to Tyco International and Covidien for income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $219 million is sufficient to satisfy these expected obligations.

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

        At March 28, 2014, we had outstanding letters of credit and letters of guarantee in the amount of $336 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts and at the time of sale for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at March 28, 2014 and September 27, 2013 were $35 million and $38 million, respectively.

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

        At March 28, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first six months of fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        We received net reimbursements of $21 million and made payments of $67 million related to pre-separation tax matters during the first six months of fiscal 2014 and 2013, respectively. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Commitments and Contingencies (Continued)

IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to make net cash payments of approximately $240 million in connection with pre-separation tax matters.

        At March 28, 2014 and September 27, 2013, we have reflected $58 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 28, 2014, we concluded that it was probable that we would incur remedial costs in the range of $14 million to $26 million. As of March 28, 2014, we concluded that the best estimate within this range is $15 million, of which $4 million is included in accrued and other current liabilities and $11 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment will not have a material adverse effect on our results of operations, financial position, or cash flows.

9. Financial Instruments and Fair Value Measurements

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

9. Financial Instruments and Fair Value Measurements (Continued)

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

        During the first quarter of fiscal 2014, we entered into interest rate swaps designated as fair value hedges on $300 million principal amount of our 3.50% senior notes due 2022. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay floating amounts based upon the three-month U.S. Dollar London interbank offered rate.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,498 million and $2,374 million at March 28, 2014 and September 27, 2013, respectively. Foreign exchange gains and losses were immaterial during the quarters and six months ended March 28, 2014 and March 29, 2013, and were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At March 28, 2014 and September 27, 2013, our commodity hedges had notional values of $296 million and $278 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodity hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

  Derivative Instrument Summary

        The effects of derivative instruments on the Condensed Consolidated Statements of Operations were immaterial for the quarters and six months ended March 28, 2014 and March 29, 2013.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at March 28, 2014 and September 27, 2013.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments and Fair Value Measurements (Continued)

        As of March 28, 2014 and September 27, 2013, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis. We also did not have significant non-financial assets or liabilities that were measured at fair value as of March 28, 2014 and September 27, 2013.

        Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. The fair value of our debt based on indicative valuations was approximately $3,184 million and $3,180 million at March 28, 2014 and September 27, 2013, respectively.

10. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Service cost	$2	$1	$12	$15
Interest cost	12	12	18	18
Expected return on plan assets	(16)	(15)	(17)	(18)
Other(1)	6	9	5	8

Net periodic pension benefit cost	$4	$7	$18	$23

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Service cost	$4	$3	$25	$30
Interest cost	25	23	36	36
Expected return on plan assets	(32)	(30)	(35)	(36)
Other(1)	12	18	10	16

Net periodic pension benefit cost	$9	$14	$36	$46

(1)
Other consists primarily of amortization of net actuarial losses.

        The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters and six months ended March 28, 2014 and March 29, 2013.

        During the six months ended March 28, 2014, we contributed $41 million to our non-U.S. pension plans and insignificant amounts to our U.S. pension plans and postretirement benefit plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Income Taxes

        We recorded tax provisions of $136 million and $60 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. The tax provision for the quarter ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations. The tax provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations, partially offset by charges related to adjustments to prior year income tax returns. In addition, the tax provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the extension of the U.S. research and development credit for fiscal 2012 enacted in January 2013 through the American Taxpayer Relief Act of 2012.

        We recorded a tax provision of $263 million and an income tax benefit of $185 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The tax provision for the six months ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards. The tax benefit for the six months ended March 29, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for the six months ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations, partially offset by charges related to adjustments to prior year income tax returns.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 28, 2014, we had recorded $1,102 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,078 million was recorded in income taxes and $24 million was recorded in accrued and other current liabilities. During the six months ended March 28, 2014, we recognized $58 million of expense related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 27, 2013, the balance of accrued interest and penalties was $1,018 million, of which $1,015 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Income Taxes (Continued)

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $225 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        Other than the disputed issue discussed in Note 8, we are not aware of any other matters that could result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 28, 2014.

12. Other Income (Expense), Net

        We recorded net other income of $16 million and $9 million during the quarters ended March 28, 2014 and March 29, 2013, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 7 for further information regarding the Tax Sharing Agreement.

        We recorded net other income of $48 million and net other expense of $217 million during the six months ended March 28, 2014 and March 29, 2013, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other income in the six months ended March 28, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in the six months ended March 29, 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 8 for additional information.

13. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Basic	410	420	411	421
Dilutive impact of share-based compensation arrangements	7	4	6	4

Diluted	417	424	417	425

        For the quarter and six months ended March 29, 2013, there were five million and six million share options, respectively, that were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. There were no antidilutive share options for the quarter and six months ended March 28, 2014.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Equity

  Common Shares Held in Treasury

        In March 2014, our shareholders approved the cancellation of 9,456,526 shares purchased under our share repurchase program during the period from December 29, 2012 to December 27, 2013. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

  Dividends and Distributions to Shareholders

        We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments of $0.29 per share beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At March 28, 2014 and September 27, 2013, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $475 million and $206 million, respectively.

  Share Repurchase Program

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 7 million of our common shares for $390 million and approximately 11 million of our common shares for $409 million under our share repurchase authorization during the six months ended March 28, 2014 and March 29, 2013, respectively. At March 28, 2014, we had $1,088 million of availability remaining under our share repurchase authorization.

15. Share Plans

        Total share-based compensation expense, which was primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was $21 million and $19 million during the quarters ended March 28, 2014 and March 29, 2013, respectively, and $43 million and $40 million during the six months ended March 28, 2014 and March 29, 2013, respectively. As of March 28, 2014, there was $173 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

        During the first quarter of fiscal 2014, we granted 1.5 million share options, 1.0 million restricted share awards, and 0.2 million performance share awards as part of our annual incentive plan grant. The weighted-average grant-date fair values for share options, restricted share awards, and performance share awards were $16.75, $51.61, and $51.61, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Share Plans (Continued)

        As of March 28, 2014, we had 22 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

  Share-Based Compensation Assumptions

        Prior to fiscal 2014, we calculated the grant-date fair value of our share option awards utilizing the historical share volatility of a composite of our peers and implied volatility derived from exchange-traded options on that same composite of peers. Effective for the first quarter of fiscal 2014, as a result of now having historical share price information for a period of time equal to our expected option life assumption, we began to employ our historical share volatility when calculating the grant-date fair value of our share option grants using the Black-Scholes-Merton option pricing model. Currently, we do not have exchange-traded options of sufficient duration to employ an implied volatility assumption in the calculation and therefore rely solely on the historical volatility calculation. The change in methodology did not have a significant impact on share-based compensation expense during the six months ended March 28, 2014.

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	39%
Risk free interest rate	1.8%
Expected annual dividend per share	$1.00
Expected life of options (in years)	6.0

16. Segment Data

        During fiscal 2014, we realigned certain businesses, principally the Relay Products business, within our segment reporting structure to better align our product portfolio. The Relay Products business, which was previously included in the Consumer Solutions segment, has been moved to the Industrial Solutions segment. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions.

        The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Segment Data (Continued)

        Net sales by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Transportation Solutions	$1,571	$1,385	$3,011	$2,649
Industrial Solutions	789	758	1,552	1,478
Network Solutions	688	725	1,401	1,459
Consumer Solutions	383	397	793	813

Total(1)	$3,431	$3,265	$6,757	$6,399

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Transportation Solutions	$347	$241	$643	$433
Industrial Solutions	106	79	205	151
Network Solutions	23	19	69	55
Consumer Solutions	34	20	72	13

Total	$510	$359	$989	$652

17. Subsequent Event

        In April 2014, we entered into a definitive agreement to acquire the SEACON Group, a leading provider of underwater connector technology and systems, for $490 million in cash. The transaction, which is expected to close during fiscal 2014, is subject to certain regulatory approvals and other closing conditions.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,431	$—	$3,431
Cost of sales	—	—	2,258	—	2,258

Gross margin	—	—	1,173	—	1,173
Selling, general, and administrative expenses	54	—	417	—	471
Research, development, and engineering expenses	—	—	170	—	170
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	21	—	21

Operating income (loss)	(54)	—	564	—	510
Interest income	—	—	4	—	4
Interest expense	—	(30)	—	—	(30)
Other income, net	—	—	16	—	16
Equity in net income of subsidiaries	419	435	—	(854)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest income (expense), net	(1)	14	(13)	—	—

Income from continuing operations before income taxes	362	417	571	(850)	500
Income tax expense	—	—	(136)	—	(136)

Income from continuing operations	362	417	435	(850)	364
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	362	417	433	(850)	362
Other comprehensive loss	(9)	(9)	(11)	20	(9)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$353	$408	$422	$(830)	$353

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 29, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,265	$—	$3,265
Cost of sales	—	—	2,213	—	2,213

Gross margin	—	—	1,052	—	1,052
Selling, general, and administrative expenses	33	2	403	—	438
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	81	—	81

Operating income (loss)	(33)	(2)	394	—	359
Interest income	—	—	5	—	5
Interest expense	—	(34)	(1)	—	(35)
Other income, net	—	—	9	—	9
Equity in net income of subsidiaries	315	337	—	(652)	—
Equity in net loss of subsidiaries of discontinued operations	(1)	(1)	—	2	—
Intercompany interest income (expense), net	(4)	14	(10)	—	—

Income from continuing operations before income taxes	277	314	397	(650)	338
Income tax expense	—	—	(60)	—	(60)

Income from continuing operations	277	314	337	(650)	278
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	277	314	336	(650)	277
Other comprehensive loss	(122)	(122)	(124)	246	(122)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$155	$192	$212	$(404)	$155

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,757	$—	$6,757
Cost of sales	—	—	4,467	—	4,467

Gross margin	—	—	2,290	—	2,290
Selling, general, and administrative expenses	88	1	849	—	938
Research, development, and engineering expenses	—	—	334	—	334
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	28	—	28

Operating income (loss)	(88)	(1)	1,078	—	989
Interest income	—	—	9	—	9
Interest expense	—	(62)	(2)	—	(64)
Other income (expense), net	18	(3)	33	—	48
Equity in net income of subsidiaries	790	827	—	(1,617)	—
Equity in net loss of subsidiaries of discontinued operations	(4)	(4)	—	8	—
Intercompany interest income (expense), net	(1)	29	(28)	—	—

Income from continuing operations before income taxes	715	786	1,090	(1,609)	982
Income tax expense	—	—	(263)	—	(263)

Income from continuing operations	715	786	827	(1,609)	719
Loss from discontinued operations, net of income taxes	—	—	(4)	—	(4)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	715	786	823	(1,609)	715
Other comprehensive income	15	15	11	(26)	15

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$730	$801	$834	$(1,635)	$730

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 29, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,399	$—	$6,399
Cost of sales	—	—	4,358	—	4,358

Gross margin	—	—	2,041	—	2,041
Selling, general, and administrative expenses	74	3	789	—	866
Research, development, and engineering expenses	—	—	342	—	342
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	173	—	173

Operating income (loss)	(74)	(3)	729	—	652
Interest income	—	—	9	—	9
Interest expense	—	(68)	(4)	—	(72)
Other expense, net	—	—	(217)	—	(217)
Equity in net income of subsidiaries	638	682	—	(1,320)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest income (expense), net	(7)	27	(20)	—	—

Income from continuing operations before income taxes	554	635	497	(1,314)	372
Income tax benefit	—	—	185	—	185

Income from continuing operations	554	635	682	(1,314)	557
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	554	635	679	(1,314)	554
Other comprehensive loss	(95)	(95)	(100)	195	(95)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$459	$540	$579	$(1,119)	$459

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,429	$—	$1,429
Accounts receivable, net	—	—	2,402	—	2,402
Inventories	—	—	1,850	—	1,850
Intercompany receivables	1,850	—	532	(2,382)	—
Prepaid expenses and other current assets	3	4	536	—	543
Deferred income taxes	—	—	342	—	342

Total current assets	1,853	4	7,091	(2,382)	6,566
Property, plant, and equipment, net	—	—	3,181	—	3,181
Goodwill	—	—	4,355	—	4,355
Intangible assets, net	—	—	1,197	—	1,197
Deferred income taxes	—	—	2,009	—	2,009
Investment in subsidiaries	7,549	15,797	—	(23,346)	—
Intercompany loans receivable	18	4,616	9,938	(14,572)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,013	—	1,013
Other assets	—	26	281	—	307

Total Assets	$9,420	$20,443	$29,065	$(40,300)	$18,628

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$625	$—	$—	$625
Accounts payable	1	—	1,420	—	1,421
Accrued and other current liabilities	489	47	1,447	—	1,983
Deferred revenue	—	—	58	—	58
Intercompany payables	531	—	1,851	(2,382)	—

Total current liabilities	1,021	672	4,776	(2,382)	4,087
Long-term debt	—	2,280	90	—	2,370
Intercompany loans payable	—	9,939	4,633	(14,572)	—
Long-term pension and postretirement liabilities	—	—	1,140	—	1,140
Deferred income taxes	—	—	321	—	321
Income taxes	—	—	1,996	—	1,996
Other liabilities	—	3	312	—	315

Total Liabilities	1,021	12,894	13,268	(16,954)	10,229

Total Equity	8,399	7,549	15,797	(23,346)	8,399

Total Liabilities and Equity	$9,420	$20,443	$29,065	$(40,300)	$18,628

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(62)	$1,768	$938	$(1,804)	$840
Net cash used in discontinued operating activities	—	—	(6)	—	(6)

Net cash provided by (used in) operating activities	(62)	1,768	932	(1,804)	834

Cash Flows From Investing Activities:
Capital expenditures	—	—	(301)	—	(301)
Proceeds from sale of property, plant, and equipment	—	—	21	—	21
Change in intercompany loans	—	(1,820)	—	1,820	—
Intercompany distribution receipts	—	3	—	(3)	—
Other	—	—	(18)	—	(18)

Net cash used in investing activities	—	(1,817)	(298)	1,817	(298)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	33	6	(39)	—	—
Net increase in commercial paper	—	25	—	—	25
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	109	—	109
Repurchase of common shares	—	—	(392)	—	(392)
Payment of common share dividends to shareholders	(210)	—	5	—	(205)
Intercompany distributions	—	—	(1,807)	1,807	—
Loan activity with parent	239	—	1,581	(1,820)	—
Other	—	(2)	(4)	—	(6)

Net cash provided by (used in) continuing financing activities	62	49	(604)	(13)	(506)
Net cash provided by discontinued financing activities	—	—	6	—	6

Net cash provided by (used in) financing activities	62	49	(598)	(13)	(500)

Effect of currency translation on cash	—	—	(10)	—	(10)
Net increase in cash and cash equivalents	—	—	26	—	26
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,429	$—	$1,429

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 29, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(68)	$(62)	$969	$—	$839
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(68)	(62)	967	—	837

Cash Flows From Investing Activities:
Capital expenditures	—	—	(253)	—	(253)
Proceeds from sale of property, plant, and equipment	1	—	3	—	4
Change in intercompany loans	—	721	—	(721)	—
Other	—	—	17	—	17

Net cash provided by (used in) investing activities	1	721	(233)	(721)	(232)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	613	5	(618)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	—	—	(714)
Proceeds from exercise of share options	—	—	86	—	86
Repurchase of common shares	(365)	—	—	—	(365)
Payment of cash distributions to shareholders	(181)	—	4	—	(177)
Loan activity with parent	—	—	(721)	721	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) continuing financing activities	67	(659)	(1,251)	721	(1,122)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	67	(659)	(1,249)	721	(1,120)

Effect of currency translation on cash	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	(516)	—	(516)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$1,073	$—	$1,073

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

        During fiscal 2014, we realigned certain businesses, principally the Relay Products business, within our segment reporting structure to better align our product portfolio. The Relay Products business, which was previously included in the Consumer Solutions segment, has been moved to the Industrial Solutions segment. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. See Note 16 to the Condensed Consolidated Financial Statements for additional information regarding our segments. Prior period segment results have been restated to conform to the current segment reporting structure.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets.

        Overall, our net sales increased 5.1% and 5.6% in the second quarter and first six months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. Increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by declines in the Network Solutions and Consumer Solutions segments. On an organic basis, net sales increased 6.1% and 6.6% in the second quarter and first six months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. In the Transportation Solutions segment, our sales in the automotive end market increased 13.3% and 13.6% on an organic basis in the second quarter and first six months of fiscal 2014, respectively, with sales increases in all regions. In the Industrial Solutions segment, our organic net sales increased 4.4% and 5.3% in the second quarter and first six months of fiscal 2014, respectively, due primarily to growth in the industrial equipment and aerospace, defense, oil, and gas end markets, driven by the Asia–Pacific region. On an organic basis, our net sales decreased 1.3% and 0.5% in the Network Solutions segment in the second quarter and first six months of fiscal 2014, respectively, as growth in the telecom networks and enterprise networks end markets was more than offset by declines in the subsea communications and data communications end markets. In the Consumer Solutions segment, our organic net sales decreased 2.9% and 1.1% in the second quarter and first six months of fiscal 2014, respectively, as declines in the consumer devices end market were partially offset by increases in the appliances end market.

  Outlook

        In the third quarter of fiscal 2014, we expect net sales to be between $3.54 billion and $3.64 billion. This primarily reflects sales increases of approximately 8% to 10% in the Transportation Solutions segment and, to a lesser degree, sales increases in the Industrial Solutions segment, partially offset by sales decreases in the Network Solutions segment relative to the third quarter of fiscal 2013. In the Consumer Solutions segment, we expect our sales to be up slightly as compared to third quarter fiscal 2013 levels. In the Transportation Solutions segment, we expect our sales growth to outpace anticipated growth in global automotive production of approximately 2% in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Industrial Solutions segment, we expect our sales to increase approximately 10% to 12% in the aerospace, defense, oil, and gas end market and to increase, to a lesser degree, in the industrial equipment end market, and expect our sales in the energy end market to be consistent with third quarter fiscal 2013 levels. In the Consumer Solutions segment, we expect an increase in our sales in the appliances end market to be partially offset by a slight decline in our sales in the consumer devices end market in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. In the Network Solutions segment, we expect our sales decrease to be primarily driven by declines in our sales in the subsea communications end market. We expect diluted earnings per share to be in the range of $0.93 to $0.97 per share in the third quarter of fiscal 2014.

        For fiscal 2014, we expect net sales to be between $13.8 billion and $14.1 billion, reflecting expected sales increases of approximately 10% to 12% in the Transportation Solutions segment and, to a lesser degree, sales increases in the Industrial Solutions segment, partially offset by sales decreases in the Network Solutions segment from fiscal 2013 levels. We expect our sales in the Consumer Solutions segment to be consistent with fiscal 2013 levels. In the Transportation Solutions segment, we expect our sales growth to outpace anticipated growth in global automotive production of approximately 5% from fiscal 2013 levels. In the Industrial Solutions segment, we expect our sales to increase in the aerospace, defense, oil, and gas and industrial equipment end markets in fiscal 2014, and expect our sales in the energy end market to be consistent with fiscal 2013 levels. In the Network Solutions segment, we expect our sales decrease in the subsea communications end market and, to a lesser degree, in the data communications end market to be partially offset by a sales increase in the telecom networks end market in fiscal 2014 as compared to fiscal 2013. We expect our net sales in the subsea communications end market to be approximately $300 million in fiscal 2014. In the Consumer Solutions segment, we expect our sales decline in the consumer devices end market to be offset by an increase in our sales in the appliances end market in fiscal 2014 as compared to fiscal 2013. We expect diluted earnings per share to be in the range of $3.62 to $3.74 per share in fiscal 2014.

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

  Acquisition

        In April 2014, we entered into a definitive agreement to acquire the SEACON Group, a leading provider of underwater connector technology and systems, for $490 million in cash. The transaction, which is expected to close during fiscal 2014, is subject to certain regulatory approvals and other closing conditions.

  Restructuring

        We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for growth in the years ahead. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $28 million during the first six months of fiscal 2014 and expect to incur net restructuring charges of approximately $50 million during fiscal 2014. Cash spending related to restructuring was $87 million during the first six months of fiscal 2014, and we expect total spending, which will be funded with cash from operations, to be approximately $190 million in fiscal 2014. Total annualized cost savings related to all actions commenced in fiscal 2014 are estimated to be approximately $30 million and are expected to be realized by the end of fiscal 2016. Annualized cost savings related to actions commenced in fiscal 2013 are estimated to be approximately $115 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 177 million pounds of copper, 131,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2014. Prices continue to fluctuate. The following table sets forth the average copper, gold, and silver prices incurred, inclusive of the impact of commodity hedges.

		For the Quarters Ended		For the Six Months Ended
	Measure	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Copper	Lb.	$3.31	$3.58	$3.35	$3.58
Gold	Troy oz.	$1,425	$1,663	$1,445	$1,672
Silver	Troy oz.	$24.14	$30.83	$24.72	$31.23
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

Consolidated Operations

        Net Sales.    Net sales increased $166 million, or 5.1%, to $3,431 million in the second quarter of fiscal 2014 from $3,265 million in the second quarter of fiscal 2013. On an organic basis, net sales increased $196 million, or 6.1%, in the second quarter of fiscal 2014 from the second quarter of fiscal 2013 due primarily to increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment, partially offset by decreased net sales in the Consumer

Solutions and Network Solutions segments. Price erosion adversely affected organic sales by $62 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.

        In the first six months of fiscal 2014, net sales increased $358 million, or 5.6%, to $6,757 million from $6,399 million in the first six months of fiscal 2013. On an organic basis, net sales increased $422 million, or 6.6%, in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 as a result of net sales increases in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment. Price erosion adversely affected organic sales by $123 million in the first six months of fiscal 2014 as compared to the same period of fiscal 2013.

        See further discussion of organic net sales below under "Results of Operations by Segment."

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Europe/Middle East/Africa ("EMEA")	37%	35%	36%	34%
Asia–Pacific	32	33	33	34
Americas	31	32	31	32

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 28, 2014 versus Net Sales for the Quarter Ended March 29, 2013						Change in Net Sales for the Six Months Ended March 28, 2014 versus Net Sales for the Six Months Ended March 29, 2013
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
EMEA	$88	7.8%	$41	$(5)	$124	10.8%	$155	7.2%	$88	$(10)	$233	10.6%
Asia–Pacific	90	8.6	(25)	(18)	47	4.4	213	10.1	(73)	(34)	106	4.9
Americas	18	1.7	(22)	(1)	(5)	(0.5)	54	2.6	(32)	(3)	19	0.9

Total	$196	6.1%	$(6)	$(24)	$166	5.1%	$422	6.6%	$(17)	$(47)	$358	5.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Transportation Solutions	46%	42%	44%	41%
Industrial Solutions	23	23	23	23
Network Solutions	20	22	21	23
Consumer Solutions	11	13	12	13

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 28, 2014 versus Net Sales for the Quarter Ended March 29, 2013						Change in Net Sales for the Six Months Ended March 28, 2014 versus Net Sales for the Six Months Ended March 29, 2013
	Organic(1)		Translation(2)	Divestitures	Total		Organic(1)		Translation(2)	Divestitures	Total
	($ in millions)
Transportation Solutions	$184	13.3%	$2	$—	$186	13.4%	$360	13.6%	$2	$—	$362	13.7%
Industrial Solutions	33	4.4	2	(4)	31	4.1	78	5.3	4	(8)	74	5.0
Network Solutions	(9)	(1.3)	(8)	(20)	(37)	(5.1)	(7)	(0.5)	(12)	(39)	(58)	(4.0)
Consumer Solutions	(12)	(2.9)	(2)	—	(14)	(3.5)	(9)	(1.1)	(11)	—	(20)	(2.5)

Total	$196	6.1%	$(6)	$(24)	$166	5.1%	$422	6.6%	$(17)	$(47)	$358	5.6%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    In the second quarter of fiscal 2014, gross margin was $1,173 million, reflecting a $121 million increase from gross margin of $1,052 million in the second quarter of fiscal 2013. In the first six months of fiscal 2014, gross margin increased $249 million to $2,290 million as compared to $2,041 million in the first six months of fiscal 2013. The increases in gross margin resulted primarily from higher volume, improved manufacturing productivity and, to a lesser degree, lower materials costs, partially offset by price erosion. Gross margin as a percentage of net sales increased to 34.2% in the second quarter of fiscal 2014 from 32.2% in the second quarter of fiscal 2013. In the first six months of fiscal 2014, gross margin as a percentage of net sales increased to 33.9% from 31.9% in the same period of fiscal 2013.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $33 million to $471 million in the second quarter of fiscal 2014 from $438 million in the second quarter of fiscal 2013. Selling, general, and administrative expenses increased $72 million to $938 million in the first six months of fiscal 2014 as compared to $866 million in the same period of fiscal 2013. The increases in selling, general, and administrative expenses resulted primarily from increased selling expenses to support higher sales levels and increased incentive compensation costs, partially offset by savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales increased to 13.7% in the second quarter of fiscal 2014 from 13.4% in the same period of fiscal 2013. In the first six months of fiscal 2014, selling, general, and administrative expenses as a percentage of net sales increased to 13.9% from 13.5% in the same period of fiscal 2013.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $21 million and $81 million in the second quarters of fiscal 2014 and 2013, respectively. Net restructuring and other charges were $28 million and $173 million in the first six months of fiscal 2014 and 2013, respectively. During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions in the Network Solutions segment. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the second quarter of fiscal 2014, operating income was $510 million as compared to $359 million in the second quarter of fiscal 2013. Results for the second quarter of fiscal 2014 included $21 million of net restructuring and other charges and $1 million of acquisition and integration costs. Results for the second quarter of fiscal 2013 included $81 million of net restructuring and other charges and $3 million of acquisition and integration costs.

        Operating income was $989 million and $652 million in the first six months of fiscal 2014 and 2013, respectively. Results for the first six months of fiscal 2014 included $28 million of net restructuring and other charges and $1 million of acquisition and integration costs. Results for the first six months of fiscal 2013 included $173 million of net restructuring and other charges and $8 million of acquisition and integration costs.

        See further discussion of operating income below under "Results of Operations by Segment."

Non-Operating Items

        Other Income (Expense), Net.    We recorded net other income of $16 million and $9 million during the quarters ended March 28, 2014 and March 29, 2013, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). See Note 7 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        We recorded net other income of $48 million and net other expense of $217 million during the six months ended March 28, 2014 and March 29, 2013, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other income in the six months ended March 28, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in the six months ended March 29, 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 8 to the Condensed Consolidated Financial Statements for additional information.

        Income Taxes.    We recorded tax provisions of $136 million and $60 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. The tax provision for the quarter ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations. The tax provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations, partially offset by charges related to adjustments to prior year income tax returns. In addition, the tax provision for the quarter ended March 29, 2013 reflects tax benefits recognized in connection with the extension of the U.S. research and development credit for fiscal 2012 enacted in January 2013 through the American Taxpayer Relief Act of 2012.

        We recorded a tax provision of $263 million and an income tax benefit of $185 million for the six months ended March 28, 2014 and March 29, 2013, respectively. The tax provision for the six months ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards. The tax benefit for the six months ended March 29, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for the six months ended March 29, 2013 reflects tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations, partially offset by charges related to adjustments to prior year income tax returns.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	($ in millions)
Net sales	$1,571	$1,385	$3,011	$2,649
Operating income	$347	$241	$643	$433
Operating margin	22.1%	17.4%	21.4%	16.3%

  Quarter Ended March 28, 2014 Compared to Quarter Ended March 29, 2013

        Net sales in the Transportation Solutions segment increased $186 million, or 13.4%, to $1,571 million in the second quarter of fiscal 2014 from $1,385 million in the second quarter of fiscal 2013. Organic net sales increased $184 million, or 13.3%, during the second quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the automotive end market, which is the Transportation Solutions segment's primary industry end market, our organic net sales increased 13.3% in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The increase resulted from growth of 17.6% in the Asia–Pacific region, 11.9% in the EMEA region, and 9.7% in the Americas region. In the Asia–Pacific region, growth was driven by increased demand in China, partially offset by declines in certain southeastern Asia–Pacific areas. In the EMEA region, growth resulted primarily from increased exports to other regions and, to a lesser degree, increased local demand. Growth in the Americas region was driven by strong consumer demand in North America and share gains. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions and the acceleration of purchases in advance of upcoming emission standard changes in the EMEA region and China truck markets.

        In the second quarter of fiscal 2014, operating income in the Transportation Solutions segment increased $106 million to $347 million from $241 million in the second quarter of fiscal 2013. Segment results for the second quarter of fiscal 2014 included $1 million of net restructuring and other credits. Segment results for the second quarter of fiscal 2013 included $18 million of net restructuring and other charges and $1 million of acquisition and integration costs related to the acquisition of Deutsch Group SAS ("Deutsch"). Excluding these items, operating income increased in the second quarter of fiscal 2014 over the second quarter of fiscal 2013 due primarily to higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by price erosion.

  Six Months Ended March 28, 2014 Compared to Six Months Ended March 29, 2013

        In the first six months of fiscal 2014, net sales in our Transportation Solutions segment increased $362 million, or 13.7%, to $3,011 million from $2,649 million in the first six months of fiscal 2013. Organic net sales increased by $360 million, or 13.6%, in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.

        In the automotive end market, our organic net sales increased 13.6% in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. The increase was due to growth of 17.2% in the Asia–Pacific region, 12.2% in the Americas region, and 11.4% in the EMEA region. The Asia–Pacific region growth was driven by increased demand in China, partially offset by declines in certain southeastern Asia–Pacific areas. Growth in the Americas region was driven by strong consumer demand in North America and share gains. In the EMEA region, growth resulted primarily from increased exports to other regions and, to a lesser degree, increased local demand. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions and the acceleration of purchases in advance of upcoming emission standard changes in the EMEA region and China truck markets.

        Operating income in our Transportation Solutions segment increased $210 million to $643 million in the first six months of fiscal 2014 from $433 million in the same period of fiscal 2013. Segment results for the first six months of fiscal 2013 included $28 million of net restructuring and other charges and $4 million of acquisition and integration costs related to the acquisition of Deutsch. Excluding these items, operating income increased in the first six months of fiscal 2014 over the same period of fiscal 2013 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity and lower material costs, partially offset by price erosion.

  Industrial Solutions

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	($ in millions)
Net sales	$789	$758	$1,552	$1,478
Operating income	$106	$79	$205	$151
Operating margin	13.4%	10.4%	13.2%	10.2%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Industrial Equipment	42%	40%	42%	40%
Aerospace, Defense, Oil, and Gas	35	34	34	34
Energy	23	26	24	26

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 28, 2014 versus Net Sales for the Quarter Ended March 29, 2013						Change in Net Sales for the Six Months Ended March 28, 2014 versus Net Sales for the Six Months Ended March 29, 2013
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Industrial Equipment	$22	7.5%	$3	$—	$25	8.2%	$51	8.5%	$1	$—	$52	8.7%
Aerospace, Defense, Oil, and Gas	12	4.5	1	—	13	5.0	20	4.1	4	—	24	4.8
Energy	(1)	(0.6)	(2)	(4)	(7)	(3.6)	7	1.9	(1)	(8)	(2)	(0.5)

Total	$33	4.4%	$2	$(4)	$31	4.1%	$78	5.3%	$4	$(8)	$74	5.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 28, 2014 Compared to Quarter Ended March 29, 2013

        Net sales in the Industrial Solutions segment increased $31 million, or 4.1%, to $789 million in the second quarter of fiscal 2014 from $758 million in the second quarter of fiscal 2013. Organic net sales increased $33 million, or 4.4%, during the second quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 7.5% in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 due to market recovery, particularly in the Asia–Pacific region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 4.5% in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013. The increase resulted from continued strength in the commercial aviation market and growth in the oil and gas market, partially offset by a slowdown in the defense market. In the energy end market, our organic net sales were flat in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 as growth in the Americas and Asia–Pacific regions was offset by declines in the EMEA region.

        In the second quarter of fiscal 2014, operating income in the Industrial Solutions segment increased $27 million to $106 million from $79 million in the second quarter of fiscal 2013. Segment results for the second quarter of fiscal 2014 included $5 million of net restructuring and other charges and $1 million of acquisition and integration costs. Segment results for the second quarter of fiscal 2013 included $21 million of net restructuring and other charges and $2 million of acquisition and integration costs related to the acquisition of Deutsch. Excluding these items, operating income increased in the second quarter of fiscal 2014 over the same period of fiscal 2013 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion.

  Six Months Ended March 28, 2014 Compared to Six Months Ended March 29, 2013

        In the first six months of fiscal 2014, net sales in our Industrial Solutions segment increased $74 million, or 5.0%, to $1,552 million from $1,478 million in the same period of fiscal 2013. Organic net sales increased $78 million, or 5.3%, during the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 8.5% in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 as a result of market recovery, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 4.1% in the first six months of fiscal 2014 from the first six months of fiscal 2013. The increase was attributable to continued strength in the commercial aviation market and growth in the oil and gas market, partially offset by a slowdown in the defense market. In the energy end market, our organic net sales increased 1.9% in the first six months of fiscal 2014 from the same period of fiscal 2013 primarily as a result of growth in the Asia–Pacific and Americas regions.

        Operating income in the Industrial Solutions segment increased $54 million to $205 million in the first six months of fiscal 2014 from $151 million in the same period of fiscal 2013. Segment results for the first six months of fiscal 2014 included $6 million of net restructuring and other charges and $1 million of acquisition and integration costs. Segment results for the first six months of fiscal 2013 included $33 million of net restructuring and other charges and $4 million of acquisition and integration costs related to the acquisition of Deutsch. Excluding these items, operating income increased in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 primarily as a result of higher volume, improved manufacturing productivity, and lower material costs, partially offset by price erosion.

  Network Solutions

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	($ in millions)
Net sales	$688	$725	$1,401	$1,459
Operating income	$23	$19	$69	$55
Operating margin	3.3%	2.6%	4.9%	3.8%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Telecom Networks	46%	41%	45%	40%
Data Communications	23	27	23	27
Enterprise Networks	22	21	22	20
Subsea Communications	9	11	10	13

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 28, 2014 versus Net Sales for the Quarter Ended March 29, 2013						Change in Net Sales for the Six Months Ended March 28, 2014 versus Net Sales for the Six Months Ended March 29, 2013
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$19	6.3%	$(1)	$—	$18	6.0%	$49	8.5%	$1	$—	$50	8.6%
Data Communications	(13)	(7.2)	(2)	(20)	(35)	(17.9)	(30)	(7.7)	(1)	(39)	(70)	(17.8)
Enterprise Networks	7	4.9	(6)	—	1	0.7	18	5.4	(11)	—	7	2.4
Subsea Communications	(22)	(26.5)	1	—	(21)	(25.6)	(44)	(23.4)	(1)	—	(45)	(23.7)

Total	$(9)	(1.3)%	$(8)	$(20)	$(37)	(5.1)%	$(7)	(0.5)%	$(12)	$(39)	$(58)	(4.0)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 28, 2014 Compared to Quarter Ended March 29, 2013

        In the second quarter of fiscal 2014, net sales in the Network Solutions segment decreased $37 million, or 5.1%, to $688 million from $725 million in the second quarter of fiscal 2013. Organic net sales decreased $9 million, or 1.3% in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the telecom networks end market, our organic net sales increased 6.3% in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 as a result of strong growth in the fiber business in the EMEA region. In the data communications end market, our organic net sales decreased 7.2% in the second quarter of fiscal 2014 from the same period of fiscal 2013 as a result of market weakness, particularly in the EMEA region, and the exit of certain product lines. In the enterprise networks end market, our organic net sales increased 4.9% in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The increase was attributable to increased demand in the fiber business, primarily in the Americas region. In the subsea communications end market, our organic net sales decreased 26.5% in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 as a result of lower levels of project activity resulting from customer funding delays.

        Operating income in the Network Solutions segment increased $4 million to $23 million in the second quarter of fiscal 2014 from $19 million in the second quarter of fiscal 2013. Segment results included $16 million and $26 million of net restructuring and other charges in the second quarters of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013 primarily as a result of price erosion, partially offset by improved manufacturing productivity.

  Six Months Ended March 28, 2014 Compared to Six Months Ended March 29, 2013

        Net sales in our Network Solutions segment decreased $58 million, or 4.0%, to $1,401 million in the first six months of fiscal 2014 from $1,459 million in the first six months of fiscal 2013. Organic net sales were flat in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.

        In the telecom networks end market, our organic net sales increased 8.5% in the first six months of fiscal 2014 over the same period of fiscal 2013 due primarily to growth in the fiber business in the EMEA region. In the data communications end market, our organic net sales decreased 7.7% in the first six months of fiscal 2014 from the first six months of fiscal 2013 due to market weakness, particularly in the EMEA region, and the exit of certain product lines. In the enterprise networks end market, our organic net sales increased 5.4% in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 as a result of increased demand in the fiber business, primarily in the Americas region. In the subsea communications end market, our organic net sales decreased 23.4% in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 due to lower levels of project activity resulting from customer funding delays.

        Operating income in the Network Solutions segment increased $14 million to $69 million in the first six months of fiscal 2014 from $55 million in the same period of fiscal 2013. Segment results included net restructuring and other charges of $21 million and $50 million in the first six months of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 due primarily to price erosion, partially offset by improved manufacturing productivity.

  Consumer Solutions

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	($ in millions)
Net sales	$383	$397	$793	$813
Operating income	$34	$20	$72	$13
Operating margin	8.9%	5.0%	9.1%	1.6%

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Consumer Devices	58%	61%	61%	64%
Appliances	42	39	39	36

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 28, 2014 versus Net Sales for the Quarter Ended March 29, 2013					Change in Net Sales for the Six Months Ended March 28, 2014 versus Net Sales for the Six Months Ended March 29, 2013
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(19)	(7.5)%	$(2)	$(21)	(8.6)%	$(28)	(5.3)%	$(10)	$(38)	(7.3)%
Appliances	7	4.6	—	7	4.6	19	6.4	(1)	18	6.1

Total	$(12)	(2.9)%	$(2)	$(14)	(3.5)%	$(9)	(1.1)%	$(11)	$(20)	(2.5)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended March 28, 2014 Compared to Quarter Ended March 29, 2013

        In the second quarter of fiscal 2014, net sales in the Consumer Solutions segment decreased $14 million, or 3.5%, to $383 million from $397 million in the second quarter of fiscal 2013. Organic net sales decreased $12 million, or 2.9%, during the second quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 7.5% in the second quarter of fiscal 2014 from the second quarter of fiscal 2013 as a result of significant declines in the personal computer and feature phone markets, partially offset by increased demand and new product launches in the tablet computer and smartphone markets. In the appliances end market, our organic net sales increased 4.6% in the second quarter of fiscal 2014 as compared to the same period of fiscal 2013. The increase was attributable to increased demand in the Asia–Pacific region, partially due to share gains in China.

        Operating income in the Consumer Solutions segment increased $14 million to $34 million in the second quarter of fiscal 2014 from $20 million in the second quarter of fiscal 2013. Segment results included $1 million and $16 million of net restructuring and other charges in the second quarters of fiscal 2014 and 2013, respectively. Excluding these items, operating income was flat in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. The impact of price erosion was offset by improved manufacturing productivity and lower material costs.

  Six Months Ended March 28, 2014 Compared to Six Months Ended March 29, 2013

        Net sales in our Consumer Solutions segment decreased $20 million, or 2.5%, to $793 million in the first six months of fiscal 2014 from $813 million in the first six months of fiscal 2013. Organic net sales decreased $9 million, or 1.1%, during the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 5.3% in the first six months of fiscal 2014 as compared to the same period of fiscal 2013 due to continued declines in the personal computer and feature phone markets, partially offset by increased demand and new product launches in the smartphone and tablet computer markets. In the appliance end market, our organic net sales increased 6.4% in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 due to increased demand in the Asia–Pacific region and, to a lesser degree, the Americas region.

        In the first six months of fiscal 2014, operating income in the Consumer Solutions segment increased $59 million to $72 million as compared to $13 million in the first six months of fiscal 2013. Segment results included net restructuring and other charges of $1 million and $62 million in the first six months of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 primarily as a result of price erosion, largely offset by improved manufacturing productivity and lower material costs.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended
	March 28, 2014	March 29, 2013
	(in millions)
Net cash provided by operating activities	$834	$837
Net cash used in investing activities	(298)	(232)
Net cash used in financing activities	(500)	(1,120)
Effect of currency translation on cash	(10)	(1)

Net increase (decrease) in cash and cash equivalents	$26	$(516)

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

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $840 million in the first six months of fiscal 2013 as compared to $839 million in the first six months of fiscal 2013. Higher income from continuing operations and lower cash tax payments in the first six months of fiscal 2014 were offset by higher inventories and accounts receivable levels.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2014 and 2013 was $124 million and $173 million, respectively. During the first six months of fiscal 2014 and 2013, we received net reimbursements of $21 million and made payments of $67 million, respectively, related to pre-separation tax matters. We expect to make net cash payments related to pre-separation tax matters of approximately $240 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 8 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $539 million in the first six months of fiscal 2014 as compared to $657 million in the first six months of fiscal 2013. The decrease in free cash flow was primarily driven by higher capital expenditures and changes in Tax Sharing Agreement activity with Tyco International and Covidien.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Six Months Ended
	March 28, 2014	March 29, 2013
	(in millions)
Net cash provided by continuing operating activities	$840	$839
Capital expenditures	(301)	(253)
Proceeds from sale of property, plant, and equipment	21	4
Payments (receipts) related to pre-separation U.S. tax matters, net	(21)	67

Free cash flow	$539	$657

Cash Flows from Investing Activities

        Capital spending increased $48 million in the first six months of fiscal 2014 to $301 million as compared to $253 million in the first six months of fiscal 2013. We expect fiscal 2014 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at March 28, 2014 and September 27, 2013 was $2,995 million and $3,014 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

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

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Credit Facility at March 28, 2014 and September 27, 2013.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 28, 2014, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends and cash distributions to shareholders were $205 million and $177 million in the first six months of fiscal 2014 and 2013, respectively. We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments of $0.29 per share beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015.

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 7 million of our common shares for $390 million and approximately 11 million of our common shares for $409 million under our share repurchase authorization during the six months ended March 28, 2014 and March 29, 2013, respectively. At March 28, 2014, we had $1,088 million of availability remaining under our share repurchase authorization.

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

        At March 28, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first six months of fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        We received net reimbursements of $21 million and made payments of $67 million related to pre-separation tax matters during the first six months of fiscal 2014 and 2013, respectively. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that fieldwork for this audit period is expected to be completed in fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2014. Over the next twelve months, we expect to make net cash payments of approximately $240 million in connection with pre-separation tax matters.

        At March 28, 2014 and September 27, 2013, we have reflected $58 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

        At March 28, 2014, we had outstanding letters of credit and letters of guarantee in the amount of $336 million.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees, and, accordingly, liabilities amounting to $219 million were recorded on the Condensed Consolidated Balance Sheet at March 28, 2014. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the six months ended March 28, 2014, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

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

        Free cash flow is defined as net cash provided by continuing operating activities excluding voluntary pension contributions and the cash impact of special items, minus net capital expenditures. Net capital expenditures consist of capital expenditures less proceeds from the sale of property, plant, and equipment. These items are subtracted because they represent long-term commitments. Voluntary pension contributions are excluded from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, also are considered by management in evaluating free cash flow. We believe investors should also consider these items in evaluating our free cash flow.

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

  •
  reliance on third-party suppliers;

  •
  risks associated with current and future acquisitions and divestitures;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2014. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 28, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2014.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 28, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 28, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 28, 2013–January 24, 2014	1,013,406	$56.13	1,010,447	$1,209,960,571
January 25–February 28, 2014	1,208,868	56.84	1,203,753	1,141,540,071
March 1–March 28, 2014	916,493	58.68	915,997	1,087,788,132

Total	3,138,767	$57.15	3,130,197

(1)
These columns include the following transactions which occurred during the quarter ended March 28, 2014:

(i)
the acquisition of 8,570 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 3,130,197 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

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
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 28, 2014, filed on April 24, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
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
Date: April 24, 2014