Form 10-Q
period 2014-06-27
TE Connectivity Ltd.
filed 2014-07-24
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2014
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

        The number of common shares outstanding as of July 21, 2014 was 409,264,300.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions, except per share data)
Net sales	$3,580	$3,449	$10,337	$9,848
Cost of sales	2,376	2,317	6,843	6,675

Gross margin	1,204	1,132	3,494	3,173
Selling, general, and administrative expenses	483	456	1,421	1,322
Research, development, and engineering expenses	171	167	505	509
Acquisition and integration costs	1	3	2	11
Restructuring and other charges, net	14	67	42	240

Operating income	535	439	1,524	1,091
Interest income	4	4	13	13
Interest expense	(30)	(36)	(94)	(108)
Other income (expense), net	9	18	57	(199)

Income from continuing operations before income taxes	518	425	1,500	797
Income tax (expense) benefit	(113)	(93)	(376)	92

Income from continuing operations	405	332	1,124	889
Income (loss) from discontinued operations, net of income taxes	(2)	3	(6)	—

Net income attributable to TE Connectivity Ltd.	$403	$335	$1,118	$889

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.99	$0.80	$2.74	$2.12
Income (loss) from discontinued operations	—	0.01	(0.01)	—
Net income	0.99	0.81	2.73	2.12
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.97	$0.79	$2.70	$2.10
Income (loss) from discontinued operations	—	0.01	(0.01)	—
Net income	0.97	0.80	2.68	2.10
Dividends and cash distributions paid per common share	$0.29	$0.25	$0.79	$0.67
Weighted-average number of shares outstanding:
Basic	409	415	410	419
Diluted	416	421	417	423

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Net income attributable to TE Connectivity Ltd.	$403	$335	$1,118	$889
Other comprehensive income (loss):
Currency translation	12	(41)	10	(134)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	14	22	37
Gain (loss) on cash flow hedges, net of income taxes	20	(35)	22	(60)

Other comprehensive income (loss)	39	(62)	54	(157)

Comprehensive income attributable to TE Connectivity Ltd.	$442	$273	$1,172	$732

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 27, 2014	September 27, 2013
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,613	$1,403
Accounts receivable, net of allowance for doubtful accounts of $39 and $48, respectively	2,503	2,323
Inventories	1,810	1,762
Prepaid expenses and other current assets	605	487
Deferred income taxes	342	334

Total current assets	6,873	6,309
Property, plant, and equipment, net	3,154	3,166
Goodwill	4,354	4,326
Intangible assets, net	1,173	1,244
Deferred income taxes	1,997	2,146
Receivable from Tyco International Ltd. and Covidien plc	1,024	1,002
Other assets	296	268

Total Assets	$18,871	$18,461

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$625	$711
Accounts payable	1,433	1,383
Accrued and other current liabilities	1,683	1,762
Deferred revenue	119	68

Total current liabilities	3,860	3,924
Long-term debt	2,375	2,303
Long-term pension and postretirement liabilities	1,125	1,155
Deferred income taxes	321	321
Income taxes	2,012	1,979
Other liabilities	330	393

Total Liabilities	10,023	10,075

Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 419,070,781 shares authorized and issued, CHF 0.57 par value, and 428,527,307 shares authorized and issued, CHF 0.57 par value, respectively	184	189
Contributed surplus	5,224	6,136
Accumulated earnings	3,590	2,472
Treasury shares, at cost, 9,397,171 and 17,020,636 shares, respectively	(513)	(720)
Accumulated other comprehensive income	357	303

Total TE Connectivity Ltd. shareholders' equity	8,842	8,380
Noncontrolling interests	6	6

Total Equity	8,848	8,386

Total Liabilities and Equity	$18,871	$18,461

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
	(in millions)
Cash Flows From Operating Activities:
Net income attributable to TE Connectivity Ltd.	$1,118	$889
Loss from discontinued operations, net of income taxes	6	—

Income from continuing operations	1,124	889
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	457	457
Non-cash restructuring charges	17	66
Deferred income taxes	77	92
Provision for losses on accounts receivable and inventories	49	49
Tax sharing (income) expense	(59)	198
Share-based compensation expense	64	59
Other	46	30
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(190)	(30)
Inventories	(103)	(91)
Inventoried costs on long-term contracts	20	31
Accounts payable	39	132
Accrued and other current liabilities	(358)	(28)
Income taxes	95	(412)
Other	63	11

Net cash provided by continuing operating activities	1,341	1,453
Net cash used in discontinued operating activities	(7)	—

Net cash provided by operating activities	1,334	1,453

Cash Flows From Investing Activities:
Capital expenditures	(476)	(412)
Proceeds from sale of property, plant, and equipment	25	19
Other	(20)	36

Net cash used in investing activities	(471)	(357)

Cash Flows From Financing Activities:
Net increase in commercial paper	25	50
Proceeds from issuance of long-term debt	323	—
Repayment of long-term debt	(360)	(715)
Proceeds from exercise of share options	140	153
Repurchase of common shares	(452)	(618)
Payment of common share dividends and cash distributions to shareholders	(324)	(281)
Other	(9)	—

Net cash used in continuing financing activities	(657)	(1,411)
Net cash provided by discontinued financing activities	7	—

Net cash used in financing activities	(650)	(1,411)

Effect of currency translation on cash	(3)	(12)
Net increase (decrease) in cash and cash equivalents	210	(327)
Cash and cash equivalents at beginning of period	1,403	1,589

Cash and cash equivalents at end of period	$1,613	$1,262

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

2. Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606 will be effective for us in the first quarter of fiscal 2018 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606, but do not expect adoption to have a material impact on our results of operations or financial position.

3. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Restructuring charges, net	$17	$66	$45	$244
Other charges (credits), net	(3)	1	(3)	(4)

	$14	$67	$42	$240

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Transportation Solutions	$3	$1	$3	$29
Industrial Solutions	—	22	6	55
Network Solutions	2	25	23	80
Consumer Solutions	12	18	13	80

Restructuring charges, net	$17	$66	$45	$244

        Activity in our restructuring reserves during the first nine months of fiscal 2014 is summarized as follows:

	Balance at September 27, 2013	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at June 27, 2014
	(in millions)
Fiscal 2014 Actions:
Employee severance	$—	$31	$—	$(8)	$—	$—	$23
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	40	—	(8)	(9)	—	23

Fiscal 2013 Actions:
Employee severance	168	11	(11)	(76)	—	1	93
Facility and other exit costs	1	4	—	(4)	—	—	1
Property, plant, and equipment	—	8	—	—	(8)	—	—

Total	169	23	(11)	(80)	(8)	1	94

Pre-Fiscal 2013 Actions:
Employee severance	51	1	(12)	(23)	—	—	17
Facility and other exit costs	26	3	1	(7)	—	—	23

Total	77	4	(11)	(30)	—	—	40

Total Activity	$246	$67	$(22)	$(118)	$(17)	$1	$157

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. In connection with this program, during the nine months ended June 27, 2014, we recorded restructuring charges of $40 million. We expect to complete all restructuring actions commenced in the first nine months of fiscal 2014 by the end of fiscal 2016 and to incur total charges of approximately $42 million.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2014 program by type:

	Total Expected Charges	Charges Incurred For the Nine Months Ended June 27, 2014	Remaining Expected Charges
	(in millions)
Employee severance	$31	$31	$—
Facility and other exit costs	1	—	1
Property, plant, and equipment	10	9	1

Total	$42	$40	$2

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2014 program by segment:

	Total Expected Charges	Charges Incurred For the Nine Months Ended June 27, 2014	Remaining Expected Charges
	(in millions)
Transportation Solutions	$4	$3	$1
Industrial Solutions	3	3	—
Network Solutions	26	25	1
Consumer Solutions	9	9	—

Total	$42	$40	$2

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during the nine months ended June 27, 2014 and June 28, 2013, we recorded net restructuring charges of $12 million and $237 million, respectively. We expect to complete all restructuring actions commenced in fiscal 2013 by the end of fiscal 2015 and to incur total charges of approximately $338 million.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by type:

		Charges Incurred
	Total Expected Charges	For the Nine Months Ended June 27, 2014	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Employee severance	$255	$—	$245	$10
Facility and other exit costs	13	4	5	4
Property, plant, and equipment	70	8	58	4

Total	$338	$12	$308	$18

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2013 program by segment:

		Charges Incurred
	Total Expected Charges	For the Nine Months Ended June 27, 2014	For Fiscal 2013	Remaining Expected Charges
	(in millions)
Transportation Solutions	$40	$1	$37	$2
Industrial Solutions	72	4	66	2
Network Solutions	125	2	111	12
Consumer Solutions	101	5	94	2

Total	$338	$12	$308	$18

  Pre-Fiscal 2013 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. We initiated a restructuring program during fiscal 2011 which was primarily associated with the acquisition of ADC Telecommunications, Inc. and related headcount reductions in the Network Solutions segment. Additionally, in fiscal 2011, we instituted reductions-in-force across all segments as a result of economic conditions. In connection with these actions, during the nine months ended June 27, 2014 and June 28, 2013, we recorded net restructuring credits of $7 million and charges of $7 million, respectively, primarily related to employee severance and benefits. We do not expect to incur significant additional charges related to restructuring actions commenced in fiscal 2012 and 2011.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Total Restructuring Reserves

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	June 27, 2014	September 27, 2013
	(in millions)
Accrued and other current liabilities	$121	$168
Other liabilities	36	78

Restructuring reserves	$157	$246

4. Anticipated Acquisition

        On June 18, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Measurement Specialties, Inc. ("Measurement Specialties") under which we agreed to acquire Measurement Specialties for $86 per share in cash, for a total transaction value of approximately $1.7 billion, including the assumption of debt.

        The transaction is expected to close in calendar year 2014 and is subject to customary closing conditions including approval and adoption of the Merger Agreement by Measurement Specialties' shareholders, regulatory approvals, and other customary conditions.

5. Inventories

        Inventories consisted of the following:

	June 27, 2014	September 27, 2013
	(in millions)
Raw materials	$257	$258
Work in progress	627	597
Finished goods	909	870
Inventoried costs on long-term contracts	17	37

Inventories	$1,810	$1,762

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
	(in millions)
September 27, 2013(2)	$797	$1,919	$977	$633	$4,326
Currency translation and other	3	15	7	3	28

June 27, 2014(2)	$800	$1,934	$984	$636	$4,354

(1)
In connection with the realignment of certain businesses during fiscal 2014, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 18 for additional information regarding our current segment structure.

(2)
At June 27, 2014 and September 27, 2013, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions segments were $2,191 million, $669 million, $1,236 million, and $579 million, respectively.

7. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 27, 2014			September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,146	$(544)	$602	$1,144	$(499)	$645
Customer relationships	668	(128)	540	658	(92)	566
Other	45	(14)	31	46	(13)	33

Total	$1,859	$(686)	$1,173	$1,848	$(604)	$1,244

        Intangible asset amortization expense was $28 million and $27 million for the quarters ended June 27, 2014 and June 28, 2013, respectively, and $83 million for each of the nine months ended June 27, 2014 and June 28, 2013.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2014	$28
Fiscal 2015	113
Fiscal 2016	113
Fiscal 2017	112
Fiscal 2018	111
Fiscal 2019	110
Thereafter	586

Total	$1,173

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt

        During the nine months ended June 27, 2014, we reclassified $250 million of 1.60% senior notes due 2015 from long-term debt to current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

        As of June 27, 2014, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $375 million of commercial paper outstanding at a weighted-average interest rate of 0.27%. TEGSA had $350 million of commercial paper outstanding at a weighted-average interest rate of 0.28% at September 27, 2013.

        In June 2014, TEGSA entered into a 364-day credit agreement ("364-Day Credit Facility") with total commitments of $1 billion. Under the terms of the agreement, the commitments will be reduced upon certain events, including the incurrence of certain types of debt, certain equity issuances, and certain dispositions. TEGSA had no borrowings under the 364-Day Credit Facility at June 27, 2014.

        Borrowings under the 364-Day Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Citibank, N.A.'s prime rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the 364-Day Credit Facility and the applicable credit ratings of TEGSA.

        The 364-Day Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the 364-Day Credit Facility) to Consolidated EBITDA (as defined in the 364-Day Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the 364-Day Credit Facility) is triggered.

        TEGSA's payment obligations under the 364-Day Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        During November 2013, TEGSA redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption. In addition, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

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

        At June 27, 2014, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $21 million. At September 27, 2013, the liability was $223 million of which $185 million was reflected in accrued and other current liabilities and $38 million was reflected in other liabilities on the Condensed Consolidated Balance Sheet. The decrease in the liability from fiscal year end 2013 reflects cash payments made to Tyco International and Covidien during fiscal 2014 related to our indemnifications under the Tax Sharing Agreement. See additional information in Note 10.

        We have assessed the probable future cash payments to Tyco International and Covidien for income tax matters pursuant to the terms of the Tax Sharing Agreement and determined that $21 million is sufficient to satisfy these expected obligations.

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

        At June 27, 2014, we had outstanding letters of credit and letters of guarantee in the amount of $316 million.

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

for products. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at June 27, 2014 and September 27, 2013 were $32 million and $38 million, respectively.

10. Commitments and Contingencies

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

        At June 27, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first nine months of fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        Resolution of this matter in the U.S. Tax Court could take several years and no payments to the IRS with respect to these matters would be required until the matter is fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

        During the first nine months of fiscal 2014, we made net payments of $179 million related to pre-separation tax matters, including $198 million of indemnification payments made to Tyco International and Covidien during the quarter ended June 27, 2014 in connection with their advanced payments for expected deficiencies made to the IRS for the 2005 through 2007 audit cycle. We made net payments of $28 million related to pre-separation tax matters during the first nine months of fiscal 2013. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015. Over the next twelve months, we expect to make net cash payments of approximately $32 million in connection with pre-separation tax matters.

        At June 27, 2014 and September 27, 2013, we have reflected $59 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 27, 2014, we concluded that it was probable that we would incur remedial costs in the range of $15 million to $33 million. As of June 27, 2014, we concluded that the best estimate within this range is $17 million, of which $4 million is included in accrued and other current liabilities and $13 million is included in other liabilities on the Condensed Consolidated Balance Sheet. We believe that any potential payment will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,833 million and $2,374 million at June 27, 2014 and September 27, 2013, respectively. Foreign exchange gains and losses were immaterial during the quarters and nine months ended June 27, 2014 and June 28, 2013, and were recorded as currency translation, a component of accumulated other comprehensive income, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At June 27, 2014 and September 27, 2013, our commodity hedges had notional values of $306 million and $278 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income associated with the commodity hedges will be reclassified into the Condensed Consolidated Statements of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Financial Instruments and Fair Value Measurements (Continued)

  Derivative Instrument Summary

        The effects of derivative instruments on the Condensed Consolidated Statements of Operations were immaterial for the quarters and nine months ended June 27, 2014 and June 28, 2013.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at June 27, 2014 and September 27, 2013.

        As of June 27, 2014 and September 27, 2013, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis. We also did not have significant non-financial assets or liabilities that were measured at fair value as of June 27, 2014 and September 27, 2013.

        Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Condensed Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. The fair value of our debt, based on indicative valuations, was approximately $3,230 million and $3,180 million at June 27, 2014 and September 27, 2013, respectively.

12. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Service cost	$2	$2	$13	$14
Interest cost	13	11	18	17
Expected return on plan assets	(16)	(15)	(18)	(17)
Other(1)	6	9	5	—

Net periodic pension benefit cost	$5	$7	$18	$14

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Service cost	$6	$5	$38	$44
Interest cost	38	34	54	53
Expected return on plan assets	(48)	(45)	(53)	(53)
Other(1)	18	27	15	16

Net periodic pension benefit cost	$14	$21	$54	$60

(1)
Other consists primarily of amortization of net actuarial losses and reflects an amendment to a non-U.S. plan that reduced net periodic pension benefit cost by $9 million during the quarter and nine months ended June 28, 2013.

        The net periodic postretirement benefit cost for postretirement benefit plans was insignificant for the quarters and nine months ended June 27, 2014 and June 28, 2013.

        During the nine months ended June 27, 2014, we contributed $63 million to our non-U.S. pension plans and insignificant amounts to our U.S. pension plans and postretirement benefit plans.

13. Income Taxes

        We recorded income tax provisions of $113 million and $93 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. The tax provision for the quarter ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns.

        We recorded an income tax provision of $376 million and an income tax benefit of $92 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. The tax provision for the nine months ended June 27, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards. The tax benefit for the nine months ended June 28, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for the nine months ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns.

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 27, 2014, we had recorded $1,118 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,095 million was recorded in income taxes and $23 million was recorded in accrued and other current liabilities. During the nine months ended June 27, 2014, we recognized $79 million of expense related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 27,

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

2013, the balance of accrued interest and penalties was $1,018 million, of which $1,015 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        For tax years 1997 through 2000, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015. See Note 10 for additional information regarding the status of IRS examinations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $225 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        Other than the disputed issue discussed in Note 10, we are not aware of any other matters that could result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 27, 2014.

14. Other Income (Expense), Net

        We recorded net other income of $9 million and $18 million during the quarters ended June 27, 2014 and June 28, 2013, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 9 for further information regarding the Tax Sharing Agreement.

        We recorded net other income of $57 million and net other expense of $199 million during the nine months ended June 27, 2014 and June 28, 2013, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other income in the nine months ended June 27, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in the nine months ended June 28, 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 10 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Basic	409	415	410	419
Dilutive impact of share-based compensation arrangements	7	6	7	4

Diluted	416	421	417	423

        For the quarter and nine months ended June 28, 2013, there were one million and four million share options, respectively, that were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. There were no antidilutive share options for the quarter and nine months ended June 27, 2014.

16. Equity

  Common Shares Held in Treasury

        In March 2014, our shareholders approved the cancellation of approximately ten million shares purchased under our share repurchase program during the period from December 29, 2012 to December 27, 2013. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2014. As a result of the share cancellation, treasury shares, contributed surplus, and common shares on the Condensed Consolidated Balance Sheet decreased by $399 million, $394 million, and $5 million, respectively.

  Dividends and Distributions to Shareholders

        We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015. We paid the first installment of the dividend at a rate of $0.29 per share in the third quarter of fiscal 2014.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At June 27, 2014 and September 27, 2013, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $356 million and $206 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Equity (Continued)

  Share Repurchase Program

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 8 million of our common shares for $441 million and approximately 16 million of our common shares for $619 million under our share repurchase authorization during the nine months ended June 27, 2014 and June 28, 2013, respectively. At June 27, 2014, we had $1,038 million of availability remaining under our share repurchase authorization.

17. Share Plans

        Total share-based compensation expense, which was primarily included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was $21 million and $19 million during the quarters ended June 27, 2014 and June 28, 2013, respectively, and $64 million and $59 million during the nine months ended June 27, 2014 and June 28, 2013, respectively. As of June 27, 2014, there was $153 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

        During the first quarter of fiscal 2014, we granted 1.5 million share options, 1.0 million restricted share awards, and 0.2 million performance share awards as part of our annual incentive plan grant. The weighted-average grant-date fair values for share options, restricted share awards, and performance share awards were $16.75, $51.61, and $51.61, respectively.

        As of June 27, 2014, we had 23 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

  Share-Based Compensation Assumptions

        Prior to fiscal 2014, we calculated the grant-date fair value of our share option awards utilizing the historical share volatility of a composite of our peers and implied volatility derived from exchange-traded options on that same composite of peers. Effective for the first quarter of fiscal 2014, as a result of now having historical share price information for a period of time equal to our expected option life assumption, we began to employ our historical share volatility when calculating the grant-date fair value of our share option grants using the Black-Scholes-Merton option pricing model. Currently, we do not have exchange-traded options of sufficient duration to employ an implied volatility assumption in the calculation and therefore rely solely on the historical volatility calculation. The change in methodology did not have a significant impact on share-based compensation expense during the nine months ended June 27, 2014.

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

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Transportation Solutions	$1,585	$1,438	$4,596	$4,087
Industrial Solutions	849	803	2,401	2,281
Network Solutions	738	803	2,139	2,262
Consumer Solutions	408	405	1,201	1,218

Total(1)	$3,580	$3,449	$10,337	$9,848

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Transportation Solutions	$335	$282	$978	$715
Industrial Solutions	125	84	330	235
Network Solutions	39	48	108	103
Consumer Solutions	36	25	108	38

Total	$535	$439	1,524	$1,091

19. Subsequent Event

        On June 30, 2014, we acquired the SEACON Group, a leading provider of underwater connector technology and systems, for $452 million in cash.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A.

        Tyco Electronics Group S.A. ("TEGSA"), a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, five-year unsecured senior revolving credit facility, and 364-Day Credit Facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,580	$—	$3,580
Cost of sales	—	—	2,376	—	2,376

Gross margin	—	—	1,204	—	1,204
Selling, general, and administrative expenses	30	2	451	—	483
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	14	—	14

Operating income (loss)	(30)	(2)	567	—	535
Interest income	—	—	4	—	4
Interest expense	—	(29)	(1)	—	(30)
Other income, net	—	—	9	—	9
Equity in net income of subsidiaries	436	450	—	(886)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest income (expense), net	(1)	17	(16)	—	—

Income from continuing operations before income taxes	403	434	563	(882)	518
Income tax expense	—	—	(113)	—	(113)

Income from continuing operations	403	434	450	(882)	405
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	403	434	448	(882)	403
Other comprehensive income	39	39	36	(75)	39

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$442	$473	$484	$(957)	$442

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 28, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,449	$—	$3,449
Cost of sales	—	—	2,317	—	2,317

Gross margin	—	—	1,132	—	1,132
Selling, general, and administrative expenses	38	—	418	—	456
Research, development, and engineering expenses	—	—	167	—	167
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	67	—	67

Operating income (loss)	(38)	—	477	—	439
Interest income	—	—	4	—	4
Interest expense	—	(34)	(2)	—	(36)
Other income, net	—	—	18	—	18
Equity in net income of subsidiaries	374	395	—	(769)	—
Equity in net income of subsidiaries of discontinued operations	3	3	—	(6)	—
Intercompany interest income (expense), net	(4)	13	(9)	—	—

Income from continuing operations before income taxes	335	377	488	(775)	425
Income tax expense	—	—	(93)	—	(93)

Income from continuing operations	335	377	395	(775)	332
Income from discontinued operations, net of income taxes	—	—	3	—	3

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	335	377	398	(775)	335
Other comprehensive loss	(62)	(62)	(65)	127	(62)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$273	$315	$333	$(648)	$273

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,337	$—	$10,337
Cost of sales	—	—	6,843	—	6,843

Gross margin	—	—	3,494	—	3,494
Selling, general, and administrative expenses	118	3	1,300	—	1,421
Research, development, and engineering expenses	—	—	505	—	505
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	42	—	42

Operating income (loss)	(118)	(3)	1,645	—	1,524
Interest income	—	—	13	—	13
Interest expense	—	(91)	(3)	—	(94)
Other income (expense), net	18	(3)	42	—	57
Equity in net income of subsidiaries	1,226	1,277	—	(2,503)	—
Equity in net loss of subsidiaries of discontinued operations	(6)	(6)	—	12	—
Intercompany interest income (expense), net	(2)	46	(44)	—	—

Income from continuing operations before income taxes	1,118	1,220	1,653	(2,491)	1,500
Income tax expense	—	—	(376)	—	(376)

Income from continuing operations	1,118	1,220	1,277	(2,491)	1,124
Loss from discontinued operations, net of income taxes	—	—	(6)	—	(6)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,118	1,220	1,271	(2,491)	1,118
Other comprehensive income	54	54	47	(101)	54

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,172	$1,274	$1,318	$(2,592)	$1,172

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 28, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,848	$—	$9,848
Cost of sales	—	—	6,675	—	6,675

Gross margin	—	—	3,173	—	3,173
Selling, general, and administrative expenses	112	3	1,207	—	1,322
Research, development, and engineering expenses	—	—	509	—	509
Acquisition and integration costs	—	—	11	—	11
Restructuring and other charges, net	—	—	240	—	240

Operating income (loss)	(112)	(3)	1,206	—	1,091
Interest income	—	—	13	—	13
Interest expense	—	(102)	(6)	—	(108)
Other expense, net	—	—	(199)	—	(199)
Equity in net income of subsidiaries	1,012	1,077	—	(2,089)	—
Intercompany interest income (expense), net	(11)	40	(29)	—	—

Income from continuing operations before income taxes	889	1,012	985	(2,089)	797
Income tax benefit	—	—	92	—	92

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	889	1,012	1,077	(2,089)	889
Other comprehensive loss	(157)	(157)	(165)	322	(157)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$732	$855	$912	$(1,767)	$732

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,613	$—	$1,613
Accounts receivable, net	—	—	2,503	—	2,503
Inventories	—	—	1,810	—	1,810
Intercompany receivables	1,399	368	37	(1,804)	—
Prepaid expenses and other current assets	4	10	591	—	605
Deferred income taxes	—	—	342	—	342

Total current assets	1,403	378	6,896	(1,804)	6,873
Property, plant, and equipment, net	—	—	3,154	—	3,154
Goodwill	—	—	4,354	—	4,354
Intangible assets, net	—	—	1,173	—	1,173
Deferred income taxes	—	—	1,997	—	1,997
Investment in subsidiaries	8,205	16,440	—	(24,645)	—
Intercompany loans receivable	13	4,095	9,789	(13,897)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,024	—	1,024
Other assets	—	27	269	—	296

Total Assets	$9,621	$20,940	$28,656	$(40,346)	$18,871

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$625	$—	$—	$625
Accounts payable	—	—	1,433	—	1,433
Accrued and other current liabilities	368	34	1,281	—	1,683
Deferred revenue	—	—	119	—	119
Intercompany payables	405	—	1,399	(1,804)	—

Total current liabilities	773	659	4,232	(1,804)	3,860
Long-term debt	—	2,286	89	—	2,375
Intercompany loans payable	—	9,790	4,107	(13,897)	—
Long-term pension and postretirement liabilities	—	—	1,125	—	1,125
Deferred income taxes	—	—	321	—	321
Income taxes	—	—	2,012	—	2,012
Other liabilities	—	—	330	—	330

Total Liabilities	773	12,735	12,216	(15,701)	10,023

Total Equity	8,848	8,205	16,440	(24,645)	8,848

Total Liabilities and Equity	$9,621	$20,940	$28,656	$(40,346)	$18,871

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(271)	$1,770	$1,672	$(1,830)	$1,341
Net cash used in discontinued operating activities	—	—	(7)	—	(7)

Net cash provided by (used in) operating activities	(271)	1,770	1,665	(1,830)	1,334

Cash Flows From Investing Activities:
Capital expenditures	—	—	(476)	—	(476)
Proceeds from sale of property, plant, and equipment	—	—	25	—	25
Change in intercompany loans	—	(1,816)	—	1,816	—
Intercompany distribution receipts	—	3	—	(3)	—
Other	—	—	(20)	—	(20)

Net cash used in investing activities	—	(1,813)	(471)	1,813	(471)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	36	2	(38)	—	—
Net increase in commercial paper	—	25	—	—	25
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	140	—	140
Repurchase of common shares	—	—	(452)	—	(452)
Payment of common share dividends to shareholders	(331)	—	7	—	(324)
Intercompany distributions	—	—	(1,833)	1,833	—
Loan activity with parent	566	—	1,250	(1,816)	—
Other	—	(4)	(5)	—	(9)

Net cash provided by (used in) continuing financing activities	271	43	(988)	17	(657)
Net cash provided by discontinued financing activities	—	—	7	—	7

Net cash provided by (used in) financing activities	271	43	(981)	17	(650)

Effect of currency translation on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	210	—	210
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,613	$—	$1,613

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 28, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(125)	$(90)	$1,668	$—	$1,453

Cash Flows From Investing Activities:
Capital expenditures	—	—	(412)	—	(412)
Proceeds from sale of property, plant, and equipment	1	—	18	—	19
Change in intercompany loans	(5)	748	—	(743)	—
Other	—	—	36	—	36

Net cash provided by (used in) investing activities	(4)	748	(358)	(743)	(357)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	946	6	(952)	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	(1)	—	(715)
Proceeds from exercise of share options	—	—	153	—	153
Repurchase of common shares	(531)	—	(87)	—	(618)
Payment of common share dividends and cash distributions to shareholders	(286)	—	5	—	(281)
Loan activity with parent	—	—	(743)	743	—

Net cash provided by (used in) financing activities	129	(658)	(1,625)	743	(1,411)

Effect of currency translation on cash	—	—	(12)	—	(12)
Net decrease in cash and cash equivalents	—	—	(327)	—	(327)
Cash and cash equivalents at beginning of period	—	—	1,589	—	1,589

Cash and cash equivalents at end of period	$—	$—	$1,262	$—	$1,262

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

        Organic net sales growth and free cash flow are non-GAAP financial measures which are discussed herein. We believe these non-GAAP financial measures, together with GAAP financial measures, provide useful information to investors because they reflect the financial measures that management uses in evaluating the underlying results of our operations. See "Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

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

        During fiscal 2014, we realigned certain businesses, principally the Relay Products business, within our segment reporting structure to better align our product portfolio. The Relay Products business, which was previously included in the Consumer Solutions segment, has been moved to the Industrial Solutions segment. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. See Note 18 to the Condensed Consolidated Financial Statements for additional information regarding our segments. Prior period segment results have been restated to conform to the current segment reporting structure.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets.

        Overall, our net sales increased 3.8% and 5.0% in the third quarter and first nine months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. Increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by declines in the Network Solutions segment. On an organic basis, net sales increased 2.6% and 5.2% in the third quarter and first nine months of fiscal 2014, respectively, as compared to the same periods of fiscal 2013. In the Transportation Solutions segment, our sales in the automotive end market increased 8.3% and 11.7% on an organic basis in the third quarter and first nine months of fiscal 2014, respectively, with sales increases in all regions. In the Industrial Solutions segment, our organic net sales increased 4.3% and 4.9% in the third quarter and first nine months of fiscal 2014, respectively, due primarily to growth in the industrial equipment and aerospace, defense, oil, and gas end markets, driven by the Asia–Pacific region. In the Network Solutions segment, on an organic basis, our net sales decreased 8.3% and 3.4% in the third quarter and first nine months of fiscal 2014, respectively, due primarily to declines in the subsea communications and data communications end markets. In the Consumer Solutions segment, our organic net sales were flat in the third quarter and the first nine months of fiscal 2014 as compared to the same periods of fiscal 2013 as declines in the consumer devices end market were offset by increases in the appliances end market.

  Outlook

        In the fourth quarter of fiscal 2014, we expect net sales to be between $3.56 billion and $3.66 billion. This reflects sales increases of approximately 10% in the Industrial Solutions segment and approximately 7% to 9% in the Transportation Solutions segment, partially offset by slight sales decreases in the Network Solutions and Consumer Solutions segments relative to the fourth quarter of fiscal 2013. In the Industrial Solutions segment, we expect our sales to increase approximately 25% in the aerospace, defense, oil, and gas end market and to increase modestly in the energy and industrial equipment end markets in the fourth quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 5% growth in global automotive production in the fourth quarter of fiscal 2014 as compared to the same period of fiscal 2013. In the Network Solutions segment, we expect our sales decreases in the subsea communications end market and, to a lesser degree, the data communications end market to be partially offset by a slight sales increase in the enterprise networks end market as compared to the fourth quarter of fiscal 2013. We expect our net sales in the subsea communications end market to be approximately $85 million in the fourth quarter of fiscal 2014. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be partially offset by our sales increase in the appliances end market in the fourth quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013. We expect diluted earnings per share to be in the range of $0.93 to $0.97 per share in the fourth quarter of fiscal 2014.

        For fiscal 2014, we expect net sales to be between $13.9 billion and $14.0 billion, primarily reflecting sales increases of approximately 11% in the Transportation Solutions segment and, to a lesser degree, in the Industrial Solutions segment, partially offset by a modest sales decline in the Network Solutions segment from fiscal 2013 levels. In the Consumer Solutions segment, we expect our sales to decrease slightly as compared to fiscal 2013. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 5% growth in global automotive production from fiscal 2013 levels. In the Industrial Solutions segment, we expect our sales to increase approximately 12% in the aerospace, defense, oil, and gas end market and, to a lesser degree, increase in the industrial equipment end market as compared to fiscal 2013. In the Network Solutions segment, we expect our sales decreases in the subsea communications end market and, to a lesser degree, the data communications end market to be partially offset by a sales increase in the telecom networks end market in fiscal 2014 as compared to fiscal 2013. We expect our net sales in the subsea communications end market to be approximately $285 million in fiscal 2014. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be partially offset by our sales increase in the appliances end market in fiscal 2014 as compared to fiscal 2013. We expect diluted earnings per share to be in the range of $3.62 to $3.66 per share in fiscal 2014.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels. It does not include results related to the anticipated acquisition of Measurement Specialties, Inc. ("Measurement Specialties").

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

  Acquisitions

        On June 18, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Measurement Specialties under which we agreed to acquire Measurement Specialties for $86 per share in cash, for a total transaction value of approximately $1.7 billion, including the assumption of debt.

        The transaction is expected to close in calendar year 2014 and is subject to customary closing conditions including approval and adoption of the Merger Agreement by Measurement Specialties' shareholders, regulatory approvals, and other customary conditions.

        On June 30, 2014, we acquired the SEACON Group, a leading provider of underwater connector technology and systems, for $452 million in cash.

  Restructuring

        We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $45 million during the first nine months of fiscal 2014 and expect to incur net restructuring charges of approximately $65 million during fiscal 2014. Cash spending related to restructuring was $118 million during the first nine months of fiscal 2014, and we expect total spending, which will be funded with cash from operations, to be approximately $190 million in fiscal 2014. Total annualized cost savings related to all actions commenced in fiscal 2014 are estimated to be approximately $30 million and are expected to be realized by the end of fiscal 2016. Annualized cost savings related to actions commenced in fiscal 2013 are estimated to be approximately $115 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 175 million pounds of copper, 129,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2014. Prices continue to fluctuate. The following table sets forth the average copper, gold, and silver prices incurred, inclusive of the impact of commodity hedges.

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Copper	Lb.	$3.22	$3.50	$3.30	$3.56
Gold	Troy oz.	$1,384	$1,588	$1,425	$1,644
Silver	Troy oz.	$22.38	$28.05	$23.94	$30.17
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

Consolidated Operations

        Net Sales.    Net sales increased $131 million, or 3.8%, to $3,580 million in the third quarter of fiscal 2014 from $3,449 million in the third quarter of fiscal 2013. On an organic basis, net sales increased $89 million, or 2.6%, in the third quarter of fiscal 2014 from the third quarter of fiscal 2013 due primarily to increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment, partially offset by decreased net sales in the Network Solutions segment. Price erosion adversely affected organic sales by $70 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. Foreign currency exchange rates positively impacted net sales by $41 million in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the first nine months of fiscal 2014, net sales increased $489 million, or 5.0%, to $10,337 million from $9,848 million in the first nine months of fiscal 2013. On an organic basis, net sales increased $512 million, or 5.2%, in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 as a result of increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment, partially offset by decreased net sales in the Network Solutions segment. Price erosion adversely affected organic sales by $193 million in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013. Foreign currency exchange rates positively impacted net sales by $22 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.

        See further discussion of organic net sales below under "Results of Operations by Segment."

        The following table sets forth the percentage of our total net sales by geographic region:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Europe/Middle East/Africa ("EMEA")	36%	35%	36%	34%
Asia–Pacific	32	32	33	33
Americas	32	33	31	33

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 27, 2014 versus Net Sales for the Quarter Ended June 28, 2013						Change in Net Sales for the Nine Months Ended June 27, 2014 versus Net Sales for the Nine Months Ended June 28, 2013
	Organic(1)		Translation(2)	Acquisitions (Divestiture)	Total		Organic(1)		Translation(2)	Acquisitions (Divestitures)	Total
	($ in millions)
EMEA	$23	1.9%	$57	$(4)	$76	6.3%	$179	5.3%	$144	$(14)	$309	9.1%
Asia–Pacific	68	6.3	(4)	—	64	5.8	282	8.7	(78)	(34)	170	5.2
Americas	(2)	(0.2)	(12)	5	(9)	(0.8)	51	1.6	(44)	3	10	0.3

Total	$89	2.6%	$41	$1	$131	3.8%	$512	5.2%	$22	$(45)	$489	5.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Transportation Solutions	44%	42%	44%	42%
Industrial Solutions	24	23	23	23
Network Solutions	21	23	21	23
Consumer Solutions	11	12	12	12

Total	100%	100%	100%	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 27, 2014 versus Net Sales for the Quarter Ended June 28, 2013						Change in Net Sales for the Nine Months Ended June 27, 2014 versus Net Sales for the Nine Months Ended June 28, 2013
	Organic(1)		Translation(2)	Acquisitions (Divestiture)	Total		Organic(1)		Translation(2)	Acquisitions (Divestitures)	Total
	($ in millions)
Transportation Solutions	$119	8.3%	$28	$—	$147	10.2%	$481	11.7%	$28	$—	$509	12.5%
Industrial Solutions	35	4.3	10	1	46	5.7	112	4.9	14	(6)	120	5.3
Network Solutions	(67)	(8.3)	2	—	(65)	(8.1)	(74)	(3.4)	(10)	(39)	(123)	(5.4)
Consumer Solutions	2	0.4	1	—	3	0.7	(7)	(0.6)	(10)	—	(17)	(1.4)

Total	$89	2.6%	$41	$1	$131	3.8%	$512	5.2%	$22	$(45)	$489	5.0%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    In the third quarter of fiscal 2014, gross margin was $1,204 million, reflecting a $72 million increase from gross margin of $1,132 million in the third quarter of fiscal 2013. In the first nine months of fiscal 2014, gross margin increased $321 million to $3,494 million as compared to $3,173 million in the first nine months of fiscal 2013. The increases in gross margin resulted primarily from improved manufacturing productivity and, to a lesser degree, decreased materials costs and higher volume, partially offset by price erosion. Gross margin as a percentage of net sales increased to 33.6% in the third quarter of fiscal 2014 from 32.8% in the third quarter of fiscal 2013. In the first nine months of fiscal 2014, gross margin as a percentage of net sales increased to 33.8% from 32.2% in the same period of fiscal 2013.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $27 million to $483 million in the third quarter of fiscal 2014 from $456 million in the third quarter of fiscal 2013. Selling, general, and administrative expenses increased $99 million to $1,421 million in the first nine months of fiscal 2014 as compared to $1,322 million in the same period of fiscal 2013. The increases in selling, general, and administrative expenses resulted primarily from increased selling expenses to support higher sales levels, partially offset by savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales increased to 13.5% in the third quarter of fiscal 2014 from 13.2% in the same period of fiscal 2013. In the first nine months of fiscal 2014, selling, general, and administrative expenses as a percentage of net sales increased to 13.7% from 13.4% in the same period of fiscal 2013.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $14 million and $67 million in the third quarters of fiscal 2014 and 2013, respectively, and $42 million and $240 million in the first nine months of fiscal 2014 and 2013, respectively. During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    In the third quarter of fiscal 2014, operating income was $535 million as compared to $439 million in the third quarter of fiscal 2013. Results for the third quarter of fiscal 2014 included $14 million of net restructuring and other charges and $1 million of acquisition and integration costs. Results for the third quarter of fiscal 2013 included $67 million of net restructuring and other charges and $3 million of acquisition and integration costs.

        Operating income was $1,524 million and $1,091 million in the first nine months of fiscal 2014 and 2013, respectively. Results for the first nine months of fiscal 2014 included $42 million of net restructuring and other charges and $2 million of acquisition and integration costs. Results for the first nine months of fiscal 2013 included $240 million of net restructuring and other charges and $11 million of acquisition and integration costs.

        See further discussion of operating income below under "Results of Operations by Segment."

Non-Operating Items

        Other Income (Expense), Net.    We recorded net other income of $9 million and $18 million during the quarters ended June 27, 2014 and June 28, 2013, respectively, primarily consisting of income pursuant to the Tax Sharing Agreement with Tyco International Ltd. ("Tyco International") and Covidien plc ("Covidien"). See Note 9 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        We recorded net other income of $57 million and net other expense of $199 million during the nine months ended June 27, 2014 and June 28, 2013, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other income in the nine months ended June 27, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in the nine months ended June 28, 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

        Income Taxes.    We recorded income tax provisions of $113 million and $93 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. The tax provision for the quarter ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns.

        We recorded an income tax provision of $376 million and an income tax benefit of $92 million for the nine months ended June 27, 2014 and June 28, 2013, respectively. The tax provision for the nine months ended June 27, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards. The tax benefit for the nine months ended June 28, 2013 reflects a $331 million income tax benefit related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for the nine months ended June 28, 2013 reflects charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns.

Results of Operations by Segment

  Transportation Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	($ in millions)
Net sales	$1,585	$1,438	$4,596	$4,087
Operating income	$335	$282	$978	$715
Operating margin	21.1%	19.6%	21.3%	17.5%

  Quarter Ended June 27, 2014 Compared to Quarter Ended June 28, 2013

        Net sales in the Transportation Solutions segment increased $147 million, or 10.2%, to $1,585 million in the third quarter of fiscal 2014 from $1,438 million in the third quarter of fiscal 2013. The strengthening of certain foreign currencies positively impacted net sales by $28 million in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013. Organic net sales increased $119 million, or 8.3%, during the third quarter of fiscal 2014 from the same period of fiscal 2013.

        In the automotive end market, which is the Transportation Solutions segment's primary industry end market, our organic net sales increased 8.3% in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. The increase resulted from growth of 10.4% in the Asia–Pacific region, 9.3% in the Americas region, and 6.0% in the EMEA region. In the Asia–Pacific region, growth was driven by increased demand in China, partially offset by declines in certain southeastern Asia–Pacific areas. Growth in the Americas region was driven by strong consumer demand in North America, share gains, and increased content per vehicle. In the EMEA region, growth resulted primarily from increased exports to other regions and, to a lesser degree, increased local demand. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions, strength in the China and U.S. truck markets, and the acceleration of purchases related to emission standard changes in China and the EMEA region.

        In the third quarter of fiscal 2014, operating income in the Transportation Solutions segment increased $53 million to $335 million from $282 million in the third quarter of fiscal 2013. Segment results for the third quarter of fiscal 2013 included $1 million of net restructuring and other charges and $1 million of acquisition and integration costs. Excluding these items, operating income increased in the third quarter of fiscal 2014 over the third quarter of fiscal 2013 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion.

  Nine Months Ended June 27, 2014 Compared to Nine Months Ended June 28, 2013

        In the first nine months of fiscal 2014, net sales in our Transportation Solutions segment increased $509 million, or 12.5%, to $4,596 million from $4,087 million in the first nine months of fiscal 2013. The strengthening of certain foreign currencies positively impacted net sales by $28 million in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013. Organic net sales increased by $481 million, or 11.7%, in the first nine months of fiscal 2014 over the first nine months of fiscal 2013.

        In the automotive end market, our organic net sales increased 11.7% in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. The increase was due to growth of 14.8% in the Asia–Pacific region, 11.2% in the Americas region, and 9.5% in the EMEA region. The Asia–Pacific region growth was driven by increased demand in China, partially offset by declines in certain southeastern Asia–Pacific areas. Growth in the Americas region was driven by strong consumer demand in North America, share gains, and increased content per vehicle. In the EMEA region, growth resulted primarily from increased exports to other regions and, to a lesser degree, increased local demand. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions, strength in the China and U.S. truck markets, and the acceleration of purchases related to emission standard changes in China and the EMEA region.

        Operating income in our Transportation Solutions segment increased $263 million to $978 million in the first nine months of fiscal 2014 from $715 million in the same period of fiscal 2013. Segment results for the first nine months of fiscal 2013 included $29 million of net restructuring and other charges and $5 million of acquisition and integration costs. Excluding these items, operating income increased in the first nine months of fiscal 2014 over the same period of fiscal 2013 primarily as a result of higher volume and improved manufacturing productivity, partially offset by price erosion.

  Industrial Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	($ in millions)
Net sales	$849	$803	$2,401	$2,281
Operating income	$125	$84	$330	$235
Operating margin	14.7%	10.5%	13.7%	10.3%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Industrial Equipment	41%	42%	42%	41%
Aerospace, Defense, Oil, and Gas	34	32	34	33
Energy	25	26	24	26

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 27, 2014 versus Net Sales for the Quarter Ended June 28, 2013						Change in Net Sales for the Nine Months Ended June 27, 2014 versus Net Sales for the Nine Months Ended June 28, 2013
	Organic(1)		Translation(2)	Acquisitions (Divestiture)	Total		Organic(1)		Translation(2)	Acquisitions (Divestiture)	Total
	($ in millions)
Industrial Equipment	$10	3.0%	$4	$—	$14	4.2%	$61	6.5%	$5	$—	$66	7.1%
Aerospace, Defense, Oil, and Gas	22	8.3	4	5	31	11.9	41	5.4	9	6	56	7.4
Energy	3	1.3	2	(4)	1	0.5	10	1.7	—	(12)	(2)	(0.3)

Total	$35	4.3%	$10	$1	$46	5.7%	$112	4.9%	$14	$(6)	$120	5.3%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 27, 2014 Compared to Quarter Ended June 28, 2013

        Net sales in the Industrial Solutions segment increased $46 million, or 5.7%, to $849 million in the third quarter of fiscal 2014 from $803 million in the third quarter of fiscal 2013. Organic net sales increased $35 million, or 4.3%, during the third quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 3.0% in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 due to strength in the Asia–Pacific region, particularly in China. In the aerospace, defense, oil, and gas end market, our organic net sales increased 8.3% in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013. The increase resulted from continued strength in commercial aviation and growth in oil and gas. In the energy end market, our organic net sales increased 1.3% in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 as growth in the Americas and Asia–Pacific regions was partially offset by a decline in the EMEA region.

        In the third quarter of fiscal 2014, operating income in the Industrial Solutions segment increased $41 million to $125 million from $84 million in the third quarter of fiscal 2013. Segment results for the third quarter of fiscal 2014 included $1 million of net restructuring and other charges and $1 million of acquisition and integration costs. Segment results for the third quarter of fiscal 2013 included $22 million of net restructuring and other charges and $2 million of acquisition and integration costs. Excluding these items, operating income increased in the third quarter of fiscal 2014 over the same period of fiscal 2013 due primarily to improved manufacturing productivity and higher volume, partially offset by price erosion.

  Nine Months Ended June 27, 2014 Compared to Nine Months Ended June 28, 2013

        In the first nine months of fiscal 2014, net sales in our Industrial Solutions segment increased $120 million, or 5.3%, to $2,401 million from $2,281 million in the same period of fiscal 2013. Organic net sales increased $112 million, or 4.9%, during the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 6.5% in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 as a result of market recovery, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 5.4% in the first nine months of fiscal 2014 from the first nine months of fiscal 2013. The increase was attributable to continued strength in commercial aviation and growth in oil and gas. In the energy end market, our organic net sales increased 1.7% in the first nine months of fiscal 2014 from the same period of fiscal 2013 primarily as a result of growth in the Asia–Pacific and Americas regions, partially offset by a decline in the EMEA region.

        Operating income in the Industrial Solutions segment increased $95 million to $330 million in the first nine months of fiscal 2014 from $235 million in the same period of fiscal 2013. Segment results for the first nine months of fiscal 2014 included $7 million of net restructuring and other charges and $2 million of acquisition and integration costs. Segment results for the first nine months of fiscal 2013 included $55 million of net restructuring and other charges and $6 million of acquisition and integration costs. Excluding these items, operating income increased in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 primarily as a result of improved manufacturing productivity and higher volume, partially offset by price erosion.

  Network Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	($ in millions)
Net sales	$738	$803	$2,139	$2,262
Operating income	$39	$48	$108	$103
Operating margin	5.3%	6.0%	5.0%	4.6%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Telecom Networks	47%	43%	46%	41%
Data Communications	25	24	24	26
Enterprise Networks	21	20	21	20
Subsea Communications	7	13	9	13

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 27, 2014 versus Net Sales for the Quarter Ended June 28, 2013					Change in Net Sales for the Nine Months Ended June 27, 2014 versus Net Sales for the Nine Months Ended June 28, 2013
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$(4)	(1.2)%	$3	$(1)	(0.3)%	$46	4.9%	$4	$—	$50	5.4%
Data Communications	(10)	(5.0)	2	(8)	(4.2)	(39)	(6.7)	(1)	(39)	(79)	(13.5)
Enterprise Networks	(1)	(0.6)	(3)	(4)	(2.5)	15	3.2	(13)	—	2	0.4
Subsea Communications	(52)	(50.1)	—	(52)	(50.1)	(96)	(32.8)	—	—	(96)	(32.8)

Total	$(67)	(8.3)%	$2	$(65)	(8.1)%	$(74)	(3.4)%	$(10)	$(39)	$(123)	(5.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 27, 2014 Compared to Quarter Ended June 28, 2013

        In the third quarter of fiscal 2014, net sales in the Network Solutions segment decreased $65 million, or 8.1%, to $738 million from $803 million in the third quarter of fiscal 2013. Organic net sales decreased $67 million, or 8.3% in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the telecom networks end market, our organic net sales decreased 1.2% in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 as a result of weakness in the Asia–Pacific region, partially offset by growth in the fiber business in the EMEA region. In the data communications end market, our organic net sales decreased 5.0% in the third quarter of fiscal 2014 from the same period of fiscal 2013 as a result of market weakness across all regions and the exit of certain product lines. In the enterprise networks end market, our organic net sales in the third quarter of fiscal 2014 were consistent with third quarter fiscal 2013 levels as weak demand in the EMEA region was offset by flat sales in the Asia–Pacific and Americas regions. In the subsea communications end market, our organic net sales decreased 50.1% in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 as a result of lower project volume.

        Operating income in the Network Solutions segment decreased $9 million to $39 million in the third quarter of fiscal 2014 from $48 million in the third quarter of fiscal 2013. Segment results included $1 million and $26 million of net restructuring and other charges in the third quarters of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013 primarily as a result of price erosion and lower volume, partially offset by improved manufacturing productivity.

  Nine Months Ended June 27, 2014 Compared to Nine Months Ended June 28, 2013

        Net sales in our Network Solutions segment decreased $123 million, or 5.4%, to $2,139 million in the first nine months of fiscal 2014 from $2,262 million in the first nine months of fiscal 2013. Organic net sales decreased $74 million, or 3.4% in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.

        In the telecom networks end market, our organic net sales increased 4.9% in the first nine months of fiscal 2014 over the same period of fiscal 2013 due primarily to growth in the fiber business in the EMEA region. In the data communications end market, our organic net sales decreased 6.7% in the first nine months of fiscal 2014 from the first nine months of fiscal 2013 due to market weakness, particularly in the EMEA region, and the exit of certain product lines. In the enterprise networks end market, our organic net sales increased 3.2% in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 as a result of increased demand, particularly in the Americas region. In the subsea communications end market, our organic net sales decreased 32.8% in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 due to lower project volume.

        Operating income in the Network Solutions segment increased $5 million to $108 million in the first nine months of fiscal 2014 from $103 million in the same period of fiscal 2013. Segment results included net restructuring and other charges of $22 million and $76 million in the first nine months of fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 due primarily to price erosion, partially offset by improved manufacturing productivity.

  Consumer Solutions

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	($ in millions)
Net sales	$408	$405	$1,201	$1,218
Operating income	$36	$25	$108	$38
Operating margin	8.8%	6.2%	9.0%	3.1%

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Nine Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Consumer Devices	56%	60%	59%	63%
Appliances	44	40	41	37

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be periodically revised as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 27, 2014 versus Net Sales for the Quarter Ended June 28, 2013					Change in Net Sales for the Nine Months Ended June 27, 2014 versus Net Sales for the Nine Months Ended June 28, 2013
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(12)	(5.1)%	$(1)	$(13)	(5.3)%	$(40)	(5.2)%	$(10)	$(50)	(6.6)%
Appliances	14	8.6	2	16	9.9	33	7.2	—	33	7.2

Total	$2	0.4%	$1	$3	0.7%	$(7)	(0.6)%	$(10)	$(17)	(1.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Quarter Ended June 27, 2014 Compared to Quarter Ended June 28, 2013

        In the third quarter of fiscal 2014, net sales in the Consumer Solutions segment were flat as compared to the third quarter of fiscal 2013. Organic net sales were also flat during the third quarter of fiscal 2014 as compared to the same period of fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 5.1% in the third quarter of fiscal 2014 from the third quarter of fiscal 2013 as a result of significant declines in our sales into the mobile phone and personal computer markets, partially offset by increases in our sales in the tablet computer market. In the appliances end market, our organic net sales increased 8.6% in the third quarter of fiscal 2014 as compared to the same period of fiscal 2013. The increase was attributable to increased demand and share gains in the Americas and Asia–Pacific regions.

        Operating income in the Consumer Solutions segment increased $11 million to $36 million in the third quarter of fiscal 2014 from $25 million in the third quarter of fiscal 2013. Segment results included $12 million and $18 million of net restructuring and other charges in the third quarters of fiscal 2014 and 2013, respectively. Excluding these items, operating income increased in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. The impact of improved manufacturing productivity was partially offset by price erosion.

  Nine Months Ended June 27, 2014 Compared to Nine Months Ended June 28, 2013

        Net sales in our Consumer Solutions segment decreased $17 million, or 1.4%, to $1,201 million in the first nine months of fiscal 2014 from $1,218 million in the first nine months of fiscal 2013. Organic net sales were flat during the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 5.2% in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013 due to declines in our sales into the mobile phone and personal computer markets, partially offset by increased demand and new product launches in the tablet computer market. In the appliances end market, our organic net sales increased 7.2% in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 due to increased demand and share gains in the Asia–Pacific region and, to a lesser degree, the Americas region.

        In the first nine months of fiscal 2014, operating income in the Consumer Solutions segment increased $70 million to $108 million as compared to $38 million in the first nine months of fiscal 2013. Segment results included net restructuring and other charges of $13 million and $80 million in the first nine months of fiscal 2014 and 2013, respectively. Excluding these items, operating income was flat in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. The impact of improved manufacturing productivity was offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
	(in millions)
Net cash provided by operating activities	$1,334	$1,453
Net cash used in investing activities	(471)	(357)
Net cash used in financing activities	(650)	(1,411)
Effect of currency translation on cash	(3)	(12)

Net increase (decrease) in cash and cash equivalents	$210	$(327)

        Our ability to fund our future capital needs will be affected by our continued ability to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $250 million of 1.60% senior notes due in February 2015. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. We intend to fund the proposed acquisition of Measurement Specialties, including Measurement Specialties' debt to be repaid at closing, with approximately $400 million of our cash and cash equivalents and approximately $1.3 billion of funds from any combination of the issuance of registered or unregistered notes, the issuance of commercial paper, and, if necessary, borrowing under our existing credit facilities. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $1,341 million in the first nine months of fiscal 2013 as compared to $1,453 million in the first nine months of fiscal 2013. Higher accounts receivable levels and net payments made in relation to pre-separation tax matters were partially offset by higher income levels.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2014 and 2013 was $205 million and $229 million, respectively. In the first nine months of fiscal 2013, these payments included $67 million for tax deficiencies related to pre-separation tax matters. Also, during the first nine months of fiscal 2014 and 2013, we made net payments of $179 million and received net reimbursements of $39 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. We expect to make net cash payments related to pre-separation tax matters of approximately $32 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement, as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $1,069 million in the first nine months of fiscal 2014 as compared to $1,088 million in the first nine months of fiscal 2013. The decrease in free cash flow was primarily driven by the changes in net cash provided by continuing operating activities discussed above and higher capital expenditures.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Nine Months Ended
	June 27, 2014	June 28, 2013
	(in millions)
Net cash provided by continuing operating activities	$1,341	$1,453
Capital expenditures	(476)	(412)
Proceeds from sale of property, plant, and equipment	25	19
Payments related to pre-separation U.S. tax matters, net	179	28

Free cash flow	$1,069	$1,088

Cash Flows from Investing Activities

        Capital spending increased $64 million in the first nine months of fiscal 2014 to $476 million as compared to $412 million in the first nine months of fiscal 2013. We expect fiscal 2014 capital spending levels to be approximately 4% to 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at June 27, 2014 and September 27, 2013 was $3,000 million and $3,014 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        In June 2014, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, entered into a 364-day credit agreement ("364-Day Credit Facility") with total commitments of $1 billion. Under the terms of the agreement, the commitments will be reduced upon certain events, including the incurrence of certain types of debt, certain equity issuances, and certain dispositions. TEGSA had no borrowings under the 364-Day Credit Facility at June 27, 2014.

        Borrowings under the 364-Day Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) the London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Citibank, N.A.'s prime rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the 364-Day Credit Facility and the applicable credit ratings of TEGSA.

        TEGSA has a five-year unsecured senior revolving credit facility ("Five-Year Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Five-Year Credit Facility at June 27, 2014 and September 27, 2013.

        The 364-Day Credit Facility and the Five-Year Credit Facility (together, the "Credit Facilities") contain financial ratio covenants providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facilities) to Consolidated EBITDA (as defined in the Credit Facilities) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facilities) is triggered. The Credit Facilities and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 27, 2014, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facilities, TEGSA is the borrower under the outstanding senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facilities are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. Neither TE Connectivity Ltd. nor any of its subsidiaries provides a guarantee as to payment obligations under the 3.50% convertible subordinated notes due 2015 issued by ADC Telecommunications, Inc. prior to its acquisition in December 2010.

        During November 2013, TEGSA redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption. In addition, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

        Payments of common share dividends and cash distributions to shareholders were $324 million and $281 million in the first nine months of fiscal 2014 and 2013, respectively. We paid a cash dividend of $0.25 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015. We paid the first installment of the dividend at a rate of $0.29 per share in the third quarter of fiscal 2014.

        In the first quarter of fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 8 million of our common shares for $441 million and approximately 16 million of our common shares for $619 million under our share repurchase authorization during the nine months ended June 27, 2014 and June 28, 2013, respectively. At June 27, 2014, we had $1,038 million of availability remaining under our share repurchase authorization.

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

        At June 27, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

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

        During fiscal 2007, the Internal Revenue Service ("IRS") concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in the first nine months of fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        Resolution of this matter in the U.S. Tax Court could take several years and no payments to the IRS with respect to these matters would be required until the matter is fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

        During the first nine months of fiscal 2014, we made net payments of $179 million related to pre-separation tax matters, including $198 million of indemnification payments made to Tyco International and Covidien during the quarter ended June 27, 2014 in connection with their advanced payments for expected deficiencies made to the IRS for the 2005 through 2007 audit cycle. We made net payments of $28 million related to pre-separation tax matters during the first nine months of fiscal 2013. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during fiscal 2014. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015. Over the next twelve months, we expect to make net cash payments of approximately $32 million in connection with pre-separation tax matters.

        At June 27, 2014 and September 27, 2013, we have reflected $59 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

        At June 27, 2014, we had outstanding letters of credit and letters of guarantee in the amount of $316 million.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing

Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements have been valued upon our separation from Tyco International in accordance with Accounting Standards Codification ("ASC") 460, Guarantees, and, accordingly, liabilities amounting to $21 million were recorded on the Condensed Consolidated Balance Sheet at June 27, 2014. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the nine months ended June 27, 2014, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

Accounting Pronouncements

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606 will be effective for us in the first quarter of fiscal 2018 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606, but do not expect adoption to have a material impact on our results of operations or financial position.

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

  •
  reliance on third-party suppliers;

  •
  risks associated with our proposed acquisition of Measurement Specialties;

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

  •
  risks relating to our separation on June 29, 2007 from Tyco International;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2014. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 27, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2014.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 27, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We are aware that, subsequent to the announcement of the entry into the Merger Agreement with Measurement Specialties in June 2014, purported shareholders of Measurement Specialties filed several putative class action complaints in New Jersey state court against Measurement Specialties, its board of directors, TE Connectivity, and TE Connectivity's merger subsidiary generally alleging claims for breach of fiduciary duties against Measurement Specialties' board of directors in connection with the transactions contemplated by the Merger Agreement, and that TE Connectivity and its merger subsidiary aided and abetted Measurement Specialties' board of directors in the alleged breach of the directors' fiduciary duties to Measurement Specialties' shareholders. The actions generally seek to enjoin the consummation of the transaction until the alleged breaches of fiduciary duty are cured and unspecified monetary damages. We intend to vigorously defend against these claims.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 except as otherwise described below. The risk factors described in our Annual Report on Form 10-K in addition to other information set forth below and in this report could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

         The Measurement Specialties acquisition and future acquisitions may not be successful.

        We recently announced our entry into the Merger Agreement to acquire Measurement Specialties, and we regularly evaluate the possible acquisition of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offerings. Risks associated with the acquisition of Measurement Specialties include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to conditions that are not anticipated, litigation risks associated with claims or potential claims brought by shareholders of Measurement Specialties to enjoin the transaction or seeking monetary damages, risks associated with our ability to issue debt to fund a portion of the purchase price, the risk that Measurement Specialties' operations will not be integrated successfully into ours, and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We also cannot assure you that we will identify or successfully complete transactions with other suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful if an acquired business fails to operate as anticipated or cannot be successfully integrated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 27, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29–April 25, 2014	836,203	$59.97	836,181	$1,037,640,995
April 26–May 30, 2014	7,477	59.24	—	1,037,640,995
May 31–June 27, 2014	878	61.37	—	1,037,640,995

Total	844,558	$59.97	836,181

(1)
These columns include the following transactions which occurred during the quarter ended June 27, 2014:

(i)
the acquisition of 8,377 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 836,181 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On October 29, 2013, our board of directors authorized a $1 billion increase in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated as of June 18, 2014 among TE Connectivity Ltd., Wolverine-Mars Acquisition, Inc. and Measurement Specialties, Inc. (Incorporated by reference to Exhibit 2.1 to TE Connectivity's Current Report on Form 8-K, filed June 18, 2014)
3.1	Articles of Association of TE Connectivity Ltd. (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 9, 2014)
10.1
364-Day Credit Agreement dated as of June 27, 2014 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2014)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 27, 2014, filed on July 24, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

*
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
Date: July 24, 2014