Form 10-K
period 2014-09-26
TE Connectivity Ltd.
filed 2014-11-12
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $24.3 billion as of March 28, 2014, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 7, 2014 was 406,675,898.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2015 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I

ITEM 1.    BUSINESS

General

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensors solutions essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        During fiscal 2014, we realigned certain businesses within our segment reporting structure to better align our product portfolio. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. Our reporting segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reporting segments, the fiscal 2014 net sales contribution of each segment, and the key products and industry end markets that we serve:

Segment	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions
% of Fiscal 2014 Net Sales
	44%	24%	21%	11%
Key Products	• Terminals and connector systems • Relays • Circuit protection devices • Sensors • Application tooling • Wire and heat shrink tubing	• Terminals and connector systems • Heat shrink tubing • Relays • Wire and cable	• Terminals and connector systems • Fiber optics • Wire and cable • Racks and panels • Wireless • Undersea telecommunication systems	• Terminals and connector systems • Circuit protection devices • Antennas • Relays • Heat shrink tubing
Key Markets	• Automotive	• Industrial equipment • Aerospace, defense, oil, and gas • Energy	• Telecom networks • Data communications • Enterprise networks • Subsea communications	• Consumer devices • Appliances

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity and sensors businesses.  We are a leader in many of the markets we serve, and the opportunity for growth in those markets is significant. With our recently completed acquisition of Measurement Specialties, Inc. ("Measurement Specialties") and related expansion into the sensor market, we believe our four segments serve a combined market of approximately $180 billion that is expected to grow at an estimated annual growth rate of approximately 5% over the next five years. See Note 24 to the Consolidated Financial Statements for additional information regarding the Measurement Specialties acquisition.

  •
  Global leader in passive components.  With net sales of $13.9 billion in fiscal 2014, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be approximately $50 billion in fiscal 2014, our net sales were approximately $9.0 billion. We have established a global leadership position in the connector industry.

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

  •
  Process and product technology leadership.  We employ approximately 7,500 engineers dedicated to product research, development, and engineering. Our investment of $675 million in product and process engineering and development and our capital spending of $673 million in fiscal 2014 enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. In fiscal 2014, we derived approximately 25% of our net sales from new products, including product extensions, introduced within the previous three fiscal years.

  •
  Diverse product mix and customer base.  We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that this diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduce our exposure to individual end markets, thereby reducing the variability of our financial performance. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

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

  •
  Strong management team and employee base.  We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our Chief Executive Officer and segment leaders average approximately 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry.

    We have approximately 83,000 employees located throughout the world. We continue to emphasize employee development and training, and we embrace diversity and inclusion. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success.

Segments

        Below is a description of our reporting segments and the primary products sold by each segment. See Notes 1 and 22 to the Consolidated Financial Statements for additional segment and geographic financial information relating to our business. Prior period segment results have been revised to conform to the current segment reporting structure.

  Transportation Solutions

        The Transportation Solutions segment is a leader in electronic components, including terminals and connectors, relays, circuit protection devices, and sensors, as well as application tooling, wire and heat shrink tubing, and other custom-engineered solutions for the automotive market including the industrial and commercial vehicle and hybrid and electric vehicle markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, power, and circular connectors, as well as ambient lighting assemblies, special purpose cable assemblies, sophisticated interconnection products used in complex commercial equipment, and custom connectivity solutions for harsh environment applications. This product family represents over 80% of the segment's net sales.

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

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power and data, including connectors, heat shrink tubing, relays, and wire and cable, as well as custom-engineered solutions. Our products are used primarily in the industrial equipment; aerospace, defense, oil, and gas; and energy markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, and power connectors, as well as sophisticated interconnection products used in equipment offered to the aerospace, defense, oil, and gas; and medical industries. Additionally, we serve the aerospace, defense, oil, and gas industries by offering custom connectivity solutions for harsh environment applications.

  •
  Heat shrink tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

  •
  Relays.  Our relay products can be used in a variety of applications in the industrial and high performance applications for the aerospace, defense, oil, and gas industries.

  •
  Wire and cable.  We provide wire and cable for indoor and outdoor use in office, factory floor, and extreme environment applications, including copper and fiber optic distribution cables, shielded and unshielded twisted-pair cables, armored cable, and patch cords. Additionally, we provide highly-engineered cable and wire products and a broad range of cables suitable for use in rugged applications within the aerospace, defense, oil, and gas industries.

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

  Consumer Solutions

        The Consumer Solutions segment is a top supplier of electronic components, including connectors, circuit protection devices, antennas, relays, and heat shrink tubing, for the consumer devices and appliances markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We provide connector products including a broad range of electronic grounding, shielding, and contact; SIM memory card; terminal; USB; input/output; and a variety of board level signal and power connectors as well as memory and CPU sockets. Also, we design and manufacture power cables and cable assemblies for high data rate transmission and sophisticated interconnection products used in smartphone, computing, tablet computer, appliances, and consumer electronics OEM products.

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

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by market in fiscal 2014 was as follows:

Markets	Percentage
Automotive	44%
Industrial Equipment	10
Telecom Networks	9
Aerospace, Defense, Oil, and Gas	8
Consumer Devices	7
Energy	6
Data Communications	5
Enterprise Networks	5
Appliances	4
Subsea Communications	2

Total	100%

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

  •
  Industrial equipment.  Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. The medical industry uses our products in diagnostic, therapeutic, surgical, and interventional applications. Also, our products are used by the solar and lighting industry.

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

  •
  Aerospace, defense, oil, and gas.  We provide components and solutions for the commercial aerospace industry, from the initial stages of aircraft design to aftermarket support. Our defense products include ruggedized electronic interconnects serving military aviation, marine, and ground vehicles including electronic warfare and space systems. Our oil and gas products include cables and electronics used for harsh subsea environments in the offshore oil and gas and civil marine industries and in shipboard, subsea, and sonar applications.

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

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2014	2013	2012
Europe/Middle East/Africa ("EMEA")	35%	34%	34%
Asia–Pacific	33	33	34
Americas(2)	32	33	32

Total	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

        There is no single customer that accounted for a significant amount of our net sales in fiscal 2014, 2013, or 2012.

Sales, Marketing, and Distribution

        We sell our products into more than 150 countries primarily through direct selling efforts to manufacturers. We also sell some of our products indirectly via third-party distributors. In fiscal 2014, our direct sales represented 75% of net sales.

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

        Backlog by reportable segment was as follows:

	Fiscal Year End
	2014	2013
	(in millions)
Transportation Solutions	$989	$996
Industrial Solutions	850	825
Network Solutions(1)	1,088	475
Consumer Solutions	244	273

Total	$3,171	$2,569

(1)
Includes our subsea communications business's backlog of $774 million and $138 million at fiscal year end 2014 and 2013, respectively.

        We expect that the majority of our backlog at September 26, 2014 will be filled during fiscal 2015.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally on the basis of breadth of product offering, product innovation, price, quality, delivery, and service. Our markets have generally been growing but with downward pressure on prices. The following is a listing of our major competitors by segment:

  •
  Transportation Solutions.  This segment competes primarily against Yazaki, Delphi, Sumitomo, Sensata, Continental AG, Molex, and Amphenol.

  •
  Industrial Solutions.  This segment competes primarily against Amphenol, Esterline, Molex, Phoenix Contact, Hubbell, and 3M.

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

        Our research and development expense was as follows:

	Fiscal
	2014	2013	2012
	(in millions)
Transportation Solutions	$193	$193	$181
Industrial Solutions	127	122	137
Network Solutions	191	197	200
Consumer Solutions	61	64	77

Total	$572	$576	$595

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

        We own a large portfolio of patents that relate principally to electrical, optical, and electronic products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the trademarks.

        While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by any single patent or group of related patents.

Employees

        As of September 26, 2014, we employed approximately 83,000 people worldwide, of whom 28,000 were in the EMEA region, 28,000 were in the Asia–Pacific region, and 27,000 were in the Americas region. Of our total employees, approximately 53,000 were employed in manufacturing.

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

Environmental

        Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, chemical usage, and others. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China Restriction of Hazardous Substances law, the EU REACH (chemical registration and evaluation) Regulation, and similar laws.

        Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions are likely to increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of approximately $18 million to $40 million. As of September 26, 2014, we believe that the best estimate within this range is approximately $21 million. We do not anticipate any material capital expenditures during fiscal 2015 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Corporate History

        We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        Our business was formed principally through a series of acquisitions, from fiscal 1999 through fiscal 2002, of established electronics companies and divisions, including AMP Incorporated, Raychem Corporation, the Electromechanical Components Division of Siemens, and the OEM Division of Thomas & Betts. These companies each had more than 50 years of history in engineering and innovation excellence. We operated as a segment of Tyco International Ltd. ("Tyco International") prior to our separation.

        Tyco Electronics Ltd. was incorporated in fiscal 2000 as a wholly-owned subsidiary of Tyco International. Effective June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (referred to in this report as the "separation"). We became an independent, publicly traded company owning the former electronics businesses of Tyco International.

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

        TE Connectivity and TE Connectivity (logo) are trademarks. © 2014 TE Connectivity Ltd. All Rights Reserved.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business also is subject to risks that affect many other companies, such as general economic conditions, geopolitical events, competition, technological obsolescence, labor relations, natural disasters, and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

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

        Approximately 44% of our net sales for fiscal 2014 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2014, approximately 10%, 9%, 8%, and 7% of our net sales were to customers in the industrial equipment; telecom networks; aerospace, defense, oil, and gas; and consumer devices end markets, respectively. Demand for industrial equipment is dependent upon economic conditions. The telecom networks industry has historically experienced fluctuations in demand resulting from changes in carrier activity and capital investments by customers. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. The consumer devices industry can experience variability in demand depending on the underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers.

         We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components, and expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products; the level of customer service; the development of new technology; our ability to participate in emerging markets; and customers' expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

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

        We have historically experienced, and we expect to continue to experience, continuing pressure to lower our prices. In recent years, we have experienced price erosion averaging from 1% to 2% each year. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot assure you that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo ("DRC") and adjoining countries (together with the DRC, the "Covered Countries"). As a result, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold ("conflict minerals" or "3TG") mined from the Covered Countries in their products. These requirements were effective for the calendar year beginning January 1, 2013. These requirements could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries, and we cannot assure you that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the due diligence procedures that we are implementing.

         Foreign currency exchange rates may adversely affect our results.

        We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 55% of our net sales for fiscal 2014 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to represent a significant and likely increased portion of our future net revenue; we do not hedge this non-U.S. dollar foreign currency risk. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows. We manage certain intercompany and other foreign exchange risks in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

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

        The life cycles of certain of our products can be very short relative to their development cycle. As a result, the resources devoted to product sales and marketing may not result in material revenue and, from time to time, we may need to write off excess or obsolete inventory or equipment. If we were to incur significant engineering expenses and investments in inventory and equipment that we were not able to recover, and we were not able to compensate for those expenses, our results of operations, financial position, and cash flows could be materially and adversely affected.

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

         Our future success is significantly dependent on our ability to attract and retain executive management employees and limitations affecting retention and hiring, including Swiss regulations, could have a negative impact on our business and increase our expenses.

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

        Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods, or other disasters such as fires, explosions, acts of terrorism or war, disease, or failures of management information or other systems due to internal or external causes. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, financial position, and results of operations could be materially adversely affected.

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

         Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

        Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us, our employees, customers, and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business.

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

        We continue to evaluate the strategic fit of specific businesses and products which may result in additional divestitures. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel; the diversion of management's attention from other business concerns; the disruption of our business; and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

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

  •
  tax issues, such as tax law and regulatory changes, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations, such as the Organization for Economic Development, examinations by taxing authorities, variations in tax laws from country to country, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

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

        We have sizeable operations in China, including 15 manufacturing sites. In addition, approximately 16% of our net sales in fiscal 2014 were made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to or interpretation of Chinese law.

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

         Our operations expose us to the risk of material environmental liabilities, litigation, government enforcement actions, and reputational risk.

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigative, removal, and remedial costs under certain federal and state laws is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar environmental agencies that conditions at a number of formerly-owned sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

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

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives; the EU REACH (chemical registration and evaluation) Regulation; the China law on Management Methods for Controlling Pollution by Electronic Information Products; and various other laws. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make manufacture or sale of our products more expensive or impossible and could limit our ability to sell our products in certain jurisdictions.

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

        In connection with the separation from Tyco International in 2007, we, Tyco International, and Covidien entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties. We are responsible for all of our own taxes that are not shared pursuant to the Tax Sharing Agreement's sharing formula. In addition, Tyco International and Covidien are responsible for their tax liabilities that are not subject to the Tax Sharing Agreement's sharing formula.

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

        Under Swiss corporate law, the registered share capital in our unconsolidated Swiss statutory financial statements is required to be denominated in Swiss francs. Since distributions that are effected through a return of contributed surplus or registered share capital are expected to be paid in U.S. dollars, shareholder resolutions with respect to such distributions must take into account the Swiss francs denomination of the registered share capital and consequently are required to be stated in Swiss francs. If the U.S. dollar were to increase in value relative to the Swiss franc, the U.S. dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

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

ITEM 2.    PROPERTIES

Properties

        Our principal offices in the U.S. are located in Berwyn, Pennsylvania in a facility that we rent. We operate approximately 100 manufacturing, warehousing, and office locations in over 25 states in the U.S. We also operate nearly 300 manufacturing, warehousing, and office locations in over 50 countries and territories outside the U.S.

        We own approximately 20 million square feet of space and lease approximately 10 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in over 20 countries worldwide. Our manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. Our principal centers of manufacturing output at September 26, 2014 included sites in the following countries:

	Number of Manufacturing Facilities
	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
EMEA:
France	—	4	—	—	4
Germany	2	2	—	—	4
United Kingdom	—	3	1	—	4
Czech Republic	1	1	1	—	3
India	1	1	1	—	3
Switzerland	1	1	1	—	3
Belgium	1	—	1	—	2
Italy	1	—	—	1	2
Austria	—	1	—	—	1
Hungary	1	—	—	—	1
Poland	—	1	—	—	1
Portugal	1	—	—	—	1
Spain	1	—	—	—	1
Sweden	—	—	1	—	1
Ukraine	1	—	—	—	1
Asia–Pacific:
China	1	3	5	6	15
Japan	1	—	—	1	2
Australia	—	—	1	—	1
Korea	1	—	—	—	1
New Zealand	—	1	—	—	1
Americas:
U.S.	5	15	6	2	28
Mexico	1	6	2	—	9
Brazil	1	—	—	—	1

Total	21	39	20	10	90

        We estimate that our manufacturing production by region in fiscal 2014 was approximately: EMEA—40%, Asia–Pacific—30%, and Americas—30%.

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

        At September 26, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

Income Tax Matters

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        A U.S. Tax Court trial date of February 29, 2016 has been set and the parties are engaged in discovery. TE does not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 26, 2014 and September 27, 2013.

	Market Price Range
	Fiscal
	2014		2013
	High	Low	High	Low
First Quarter	$54.58	$49.91	$37.95	$32.03
Second Quarter	60.16	54.45	42.54	36.88
Third Quarter	62.24	56.66	46.87	39.11
Fourth Quarter	64.97	58.47	53.54	46.20

        The number of registered holders of our common shares at November 7, 2014 was 27,211.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on our common shares during the quarterly periods presented below(1).

	Fiscal
	2014	2013
First Quarter	$0.25 (CHF 0.24)	$0.21 (CHF 0.20)	(2)
Second Quarter	$0.25 (CHF 0.24)	$0.21 (CHF 0.20)	(2)
Third Quarter	$0.29 (CHF 0.26)	$0.25 (CHF 0.24)
Fourth Quarter	$0.29 (CHF 0.26)	$0.25 (CHF 0.24)

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index on September 25, 2009 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return as of the fiscal years ended September 24, 2010, September 30, 2011, September 28, 2012, September 27, 2013, and September 26, 2014. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal
	2009*	2010	2011	2012	2013	2014
TE Connectivity Ltd.	$100.00	$131.25	$128.75	$159.28	$248.74	$286.80
S&P 500 Index	100.00	112.23	112.81	146.88	176.35	210.98
Dow Jones Electrical Components and Equipment Index	100.00	116.27	111.24	147.37	202.45	225.86

*
$100 invested on September 25, 2009 in TE Connectivity's common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 26, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 28–July 25, 2014	643,104	$63.25	640,700	$997,118,807
July 26–August 29, 2014	1,034,186	62.13	1,030,600	933,084,934
August 30–September 26, 2014	965,447	61.54	959,700	874,026,621

Total	2,642,737	$62.19	2,631,000

(1)
These columns include the following transactions which occurred during the quarter ended September 26, 2014:

(i)
the acquisition of 11,737 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,631,000 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On October 29, 2013, our board of directors authorized a $1 billion increase in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data. The data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated financial information may not be indicative of our future performance.

	As of or for Fiscal
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,912	$13,280	$13,282	$13,778	$11,681
Acquisition and integration costs	31	14	27	19	8
Restructuring and other charges, net	59	311	128	136	137
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	1,789	1,276	1,163	1,223	1,012
Income (loss) from discontinued operations, net of income taxes	(8)	—	(51)	22	91
Net income	$1,781	$1,276	$1,112	$1,245	$1,103
Per Share Data
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.36	$3.05	$2.73	$2.79	$2.23
Net income	4.34	3.05	2.61	2.84	2.43
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.29	$3.02	$2.70	$2.76	$2.21
Net income	4.27	3.02	2.59	2.81	2.41
Dividends and cash distributions paid per common share	$1.08	$0.92	$0.78	$0.68	$0.64
Balance Sheet Data
Total assets	20,152	18,461	19,306	17,723	16,992
Long-term liabilities	7,185	6,151	7,325	6,829	6,468
Total equity	9,013	8,386	7,977	7,484	7,056

(1)
Fiscal 2014 results include $282 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards. (See Note 16 to the Consolidated Financial Statements.)

(2)
Fiscal 2013 results include $331 million of income tax benefits associated with the effective settlement of an audit of prior year tax returns as well as the related impact of $231 million to other expense pursuant to the tax sharing agreement with Tyco International and Covidien. (See Notes 13, 16, and 17 to the Consolidated Financial Statements.)

(3)
Fiscal 2012 results include $75 million of charges associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog associated with Deutsch and $107 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. (See Notes 5 and 16 to the Consolidated Financial Statements.)

(4)
Fiscal 2011 results include $39 million of charges associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog associated with ADC.

(5)
Fiscal 2010 results include $178 million of other income pursuant to the Tax Sharing Agreement with Tyco International and Covidien, $307 million of income tax charges associated primarily with certain proposed adjustments to prior year income tax returns and related accrued interest, $101 million of income tax benefits related to the completion of certain non-U.S. audits of prior year income tax returns, and $72 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carry forwards in certain non-U.S. locations.

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

        The following discussion includes organic net sales growth and free cash flow which are non-GAAP financial measures. We believe these non-GAAP financial measures, together with GAAP financial measures, provide useful information to investors because they reflect the financial measures that management uses in evaluating the underlying results of our operations. See "Non-GAAP Financial Measures" for more information about these non-GAAP financial measures, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

Overview

        We are a global technology leader. We design and manufacture connectivity and sensors solutions essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        During fiscal 2014, we realigned certain businesses within our segment reporting structure to better align our product portfolio. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. See Notes 1 and 22 to the Consolidated Financial Statements for additional information regarding our segments. Prior period segment results have been restated to conform to the current segment reporting structure.

        Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on certain industry end markets that are impacted by consumer as well as industrial and infrastructure spending, and our operating results can be affected by changes in demand in those markets.

        Overall, our fiscal 2014 net sales increased 4.8% as compared to fiscal 2013. Increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by declines in the Network Solutions segment and, to a lesser degree, the Consumer Solutions segment. On an organic basis, net sales increased 4.6% during fiscal 2014 as compared to fiscal 2013. In the Transportation Solutions segment, our net sales in the automotive end market increased 10.4% on an organic basis during fiscal 2014, with sales increases in all regions. In the Industrial Solutions segment, our organic net sales increased 5.2% in fiscal 2014, due primarily to growth in the industrial equipment and aerospace, defense, oil, and gas end markets, driven by the Asia–Pacific region. In the Network Solutions segment, on an organic basis, our net sales decreased 3.2% in fiscal 2014, due primarily to declines in the subsea communications and data communications end markets. In the Consumer Solutions segment, our organic net sales decreased 1.0% in fiscal 2014 as compared to fiscal 2013 as declines in the consumer devices end market were partially offset by increases in the appliances end market.

        Overall, our fiscal 2013 net sales were consistent with fiscal 2012 levels. Increased net sales in the Transportation Solutions segment were offset by declines in the Network Solutions and Consumer

Solutions segments. On an organic basis, our net sales decreased 1.3% during fiscal 2013 as compared to fiscal 2012. In the Transportation Solutions segment, our organic net sales in the automotive end market increased 4.9% during fiscal 2013, with sales increases in the Americas and, to a lesser degree, the Asia–Pacific and EMEA regions. In the Network Solutions segment, our organic net sales decreased 5.8% in fiscal 2013, due primarily to weakness in the subsea communications and data communications end markets. In the Industrial Solutions segment, on an organic basis, our net sales decreased 4.6% in fiscal 2013, primarily as a result of declines in the industrial equipment end market. In the Consumer Solutions segment, our organic net sales decreased 5.1% in fiscal 2013, due primarily to declines in the consumer devices end market.

        The acquisition of Deutsch in April 2012 benefited our sales in the automotive and aerospace, defense, oil, and gas end markets in the Transportation Solutions and Industrial Solutions segments, respectively, and contributed net sales of $327 million in fiscal 2012. Also, Deutsch contributed incremental net sales of $320 million in the first six months of fiscal 2013 over the same period of fiscal 2012.

  Outlook

        In the first quarter of fiscal 2015, we expect net sales to be between $3.46 billion and $3.56 billion, primarily reflecting sales increases of approximately 10% in the Transportation Solutions segment and, to a lesser degree, in the Industrial Solutions segment, partially offset by a decrease in the Consumer Solutions segment relative to the first quarter of fiscal 2014. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 1% to 2% growth in global automotive production in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014. In addition, the Transportation Solutions segment will benefit from the recently completed acquisition of Measurement Specialties. In the Industrial Solutions segment, we expect our sales to increase in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due primarily to increased sales in the aerospace, defense, oil, and gas end market. Our sales in the aerospace, defense, oil, and gas end market will benefit from the acquisition of the SEACON Group ("SEACON"). In the Network Solutions segment, we expect a modest sales increase in the first quarter of fiscal 2015, due primarily to increased sales in the subsea communications end market. We expect our net sales in the subsea communications end market to be approximately $115 million in the first quarter of fiscal 2015. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be partially offset by a sales increase in the appliances end market in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. We expect diluted earnings per share to be in the range of $0.95 to $0.99 per share in the first quarter of fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $100 million and $0.03 per share, respectively, in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

        For fiscal 2015, we expect net sales to be between $14.7 billion and $15.3 billion. This primarily reflects sales increases in the Transportation Solutions and Network Solutions segments and, to a lesser degree, the Industrial Solutions segment from fiscal 2014 levels. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 2.5% to 3% growth in global automotive production from fiscal 2014 levels. We expect Measurement Specialties to contribute approximately $600 million in sales to the Transportation Solutions segment in fiscal 2015. In the Network Solutions segment, we expect our sales to increase approximately 10% in fiscal 2015 as compared to fiscal 2014, with growth driven by a sales increase of approximately $300 million in the subsea communications end market. In the Industrial Solutions segment, we expect our sales to increase in fiscal 2015 over fiscal 2014, due primarily to increased sales in the aerospace, defense, oil, and gas end market. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be offset by a sales increase in the appliances end market in fiscal 2015 as compared to fiscal 2014. We expect diluted earnings per share to be in the range of $3.99 to $4.29 per share in fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $400 million and $0.15 per share, respectively, in fiscal 2015 as compared to fiscal 2014.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment and its potential effects on our customers and the end markets we serve. Additionally, we continue to closely manage our costs in line with economic conditions. We also are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

  Acquisitions

        On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, a leading global designer and manufacturer of sensors and sensor-based systems, for $86 in cash per share. The total value paid, which included the repayment of debt, was approximately $1.7 billion, net of cash acquired. Measurement Specialties offers a broad portfolio of technologies including pressure, vibration, force, temperature, humidity, ultrasonics, position, and fluid sensors, for a wide range of applications and industries. This business will be reported as part of our Transportation Solutions segment. See additional information regarding the acquisition of Measurement Specialties in Note 24 to the Consolidated Financial Statements.

        During fiscal 2014, we acquired six companies, including SEACON, a leading provider of underwater connector technology and systems, for $528 million in cash, net of cash acquired.

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch for a total value paid of €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest. The acquired Deutsch businesses have been reported in the Transportation Solutions and Industrial Solutions segments from the date of acquisition. During fiscal 2012, Deutsch contributed net sales of $327 million and an operating loss of $54 million to our Consolidated Statement of Operations. The operating loss included charges of $75 million associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog, acquisition costs of $21 million, restructuring charges of $14 million, and integration costs of $6 million. See Note 5 to the Consolidated Financial Statements for additional information regarding the Deutsch acquisition.

  Restructuring

        We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $63 million during fiscal 2014 and expect to incur net restructuring charges of approximately $65 million during fiscal 2015, including $15 million associated with the integration of Measurement Specialties. Cash spending related to restructuring was $160 million during fiscal 2014, and we expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2015. Annualized cost savings related to actions commenced in fiscal 2014 are estimated to be approximately $30 million and are expected to be realized by the end of fiscal 2016. Annualized cost savings related to actions commenced in fiscal 2013 are estimated to be approximately $115 million and are expected to be realized by the end of fiscal 2015. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

  Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions and TE Professional Services businesses. See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We purchased approximately 173 million pounds of copper, 127,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2014. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2014	2013	2012
Copper	Lb.	$3.29	$3.51	$3.90
Gold	Troy oz.	$1,405	$1,613	$1,599
Silver	Troy oz.	$23.43	$29.18	$34.30

        In fiscal 2015, we expect to purchase copper, gold, and silver in quantities similar to fiscal 2014 levels.

  •
  Foreign exchange.  Approximately 55% of our net sales are invoiced in currencies other than the U.S. dollar. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. The percentage of net sales in fiscal 2014 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	45%
Euro	30
Chinese renminbi	8
Japanese yen	6
All others	11

Total	100%

Consolidated Operations

        Net Sales.    Net sales increased $632 million, or 4.8%, to $13,912 million in fiscal 2014 from $13,280 million in fiscal 2013. On an organic basis, net sales increased $617 million, or 4.6%, during fiscal 2014 as compared to fiscal 2013 as increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by decreases in the Network Solutions and Consumer Solutions segments. Price erosion adversely affected organic sales by $257 million in fiscal 2014. Foreign currency exchange rates positively impacted net sales by $21 million, or 0.2%, in fiscal 2014.

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

        See further discussion of organic net sales below under "Results of Operations by Segment."

        The following table sets forth the percentage of our total net sales by geographic region:

	Fiscal
	2014	2013	2012
EMEA	35%	34%	34%
Asia–Pacific	33	33	34
Americas	32	33	32

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2014						2013
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisitions (Divestitures)	Total		Organic(1)		Translation(2)	Acquisition (Divestiture)	Total
	($ in millions)
EMEA	$219	4.8%	$149	$(6)	$362	7.9%	$(114)	(2.5)%	$28	$146	$60	1.3%
Asia–Pacific	337	7.8	(76)	(34)	227	5.2	(31)	(0.7)	(113)	(7)	(151)	(3.4)
Americas	61	1.4	(52)	34	43	1.0	(26)	(0.6)	(30)	145	89	2.1

Total	$617	4.6%	$21	$(6)	$632	4.8%	$(171)	(1.3)%	$(115)	$284	$(2)	—%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        The following table sets forth the percentage of our total net sales by segment:

	Fiscal
	2014	2013	2012
Transportation Solutions	44%	41%	39%
Industrial Solutions	24	23	23
Network Solutions	21	23	25
Consumer Solutions	11	13	13

Total	100%	100%	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2014						2013
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisitions (Divestitures)	Total		Organic(1)		Translation(2)	Acquisition (Divestiture)	Total
	($ in millions)
Transportation Solutions	$570	10.4%	$33	$2	$605	11.0%	$251	4.9%	$(54)	$160	$357	7.0%
Industrial Solutions	161	5.2	11	31	203	6.6	(142)	(4.6)	(20)	160	(2)	(0.1)
Network Solutions	(98)	(3.2)	(11)	(39)	(148)	(4.8)	(192)	(5.8)	(16)	(36)	(244)	(7.4)
Consumer Solutions	(16)	(1.0)	(12)	—	(28)	(1.7)	(88)	(5.1)	(25)	—	(113)	(6.5)

Total	$617	4.6%	$21	$(6)	$632	4.8%	$(171)	(1.3)%	$(115)	$284	$(2)	—%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

        Gross Margin.    Gross margin increased $363 million to $4,692 million in fiscal 2014 from gross margin of $4,329 million in fiscal 2013. The increase in gross margin resulted primarily from improved manufacturing productivity and, to a lesser degree, higher volume, partially offset by price erosion. Gross margin as a percentage of net sales increased to 33.7% during fiscal 2014 as compared to 32.6% in fiscal 2013.

        In fiscal 2013, gross margin was $4,329 million, reflecting a $283 million increase from gross margin of $4,046 million in fiscal 2012. In fiscal 2012, gross margin included charges of $75 million associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog associated with Deutsch. Excluding this item, gross margin increased in fiscal 2013 as compared to fiscal 2012 due primarily to improved manufacturing productivity and, to a lesser degree, lower material costs, partially offset by price erosion. Gross margin as a percentage of net sales increased to 32.6% in fiscal 2013 from 30.5% in fiscal 2012.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $109 million to $1,882 million during fiscal 2014 as compared to $1,773 million in fiscal 2013. The increase resulted primarily from increased selling expenses to support higher sales levels, partially offset by savings attributable to restructuring actions and a gain on the sale of real estate. Selling, general, and administrative expenses as a percentage of net sales increased to 13.5% in fiscal 2014 from 13.4% in fiscal 2013.

        Selling, general, and administrative expenses increased $88 million to $1,773 million in fiscal 2013 from $1,685 million in fiscal 2012. The increase resulted primarily from additional selling, general, and administrative expenses of Deutsch, increased incentive compensation costs, and impairment charges on certain assets held for sale, partially offset by savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales increased to 13.4% in fiscal 2013 from 12.7% in fiscal 2012.

        Acquisition and Integration Costs.    In fiscal 2014, we incurred acquisition and integration costs of $31 million, primarily in connection with the acquisition of SEACON. In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $14 million and $27 million during fiscal 2013 and 2012, respectively.

        Restructuring and Other Charges, Net.    Net restructuring and other charges were $59 million, $311 million, and $128 million in fiscal 2014, 2013, and 2012, respectively. During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. During fiscal

2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch. See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    Operating income was $2,045 million, $1,556 million, and $1,518 million in fiscal 2014, 2013, and 2012, respectively. Results for fiscal 2014 included $59 million of net restructuring and other charges, $31 million of acquisition and integration charges, and $4 million of charges associated with the amortization of acquisition-related fair value adjustments. Results for fiscal 2013 included $311 million of net restructuring and other charges and $14 million of acquisition and integration costs. Results for fiscal 2012 included $116 million of charges related to the acquisition of Deutsch, including $75 million of charges associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog, $27 million of acquisition and integration costs, and $14 million of net restructuring and other charges. Results for fiscal 2012 also included $114 million of additional net restructuring and other charges.

Non-Operating Items

        Interest Expense.    Interest expense was $131 million, $142 million, and $176 million in fiscal 2014, 2013, and 2012, respectively. The decrease of $11 million in fiscal 2014 from fiscal 2013 was due to a lower average cost of debt. The decrease of $34 million in fiscal 2013 from fiscal 2012 resulted from lower average debt levels.

        Other Income (Expense), Net.    In fiscal 2014, 2013, and 2012, we recorded net other income of $63 million, net other expense of $183 million, and net other income of $50 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement. The net other income in fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 13 to the Consolidated Financial Statements for additional information.

        Income Taxes.    Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation. We recorded income tax expense of $207 million, benefit of $29 million, and expense of $249 million in fiscal 2014, 2013, and 2012, respectively.

        The tax provision for fiscal 2014 reflects income tax benefits of $282 million recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards, partially offset by an income tax charge related to adjustments to prior year income tax returns.

        In fiscal 2014, we acquired SEACON, and its U.S. operations were combined with our ADC U.S. federal consolidated tax group. In addition, the ADC U.S. tax group was combined with other U.S. legal entities and assets. We reassessed the realization of the revised ADC U.S. tax group's tax loss and credit carryforwards. Based upon management's review of forecasted future taxable income of the reorganized combined tax group, we believe it is more likely than not that a tax benefit will be realized on additional U.S. federal and state net operating losses. Accordingly, we reduced the valuation allowance and recorded a tax benefit of $282 million. As of fiscal year end 2014, we continue to maintain a valuation allowance of $75 million related to U.S. federal and state tax attributes of the ADC U.S. tax group due to uncertainty of their realization in the future.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits consisting primarily of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

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

        The valuation allowance for deferred tax assets of $1,721 million and $1,816 million at fiscal year end 2014 and 2013, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 26, 2014, certain subsidiaries had approximately $18 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of September 26, 2014, we had approximately $5.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.7 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

        Loss from Discontinued Operations, Net of Income Taxes.    During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million and recognized an insignificant pre-tax gain on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012. This charge was driven primarily by the inability to fully realize a tax benefit associated with the write-off of goodwill at the time of the sale.

        During fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million and recognized an insignificant pre-tax gain on the transaction. Additionally, during fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations, to write the carrying value of this business down to its estimated fair value less costs to sell.

        In December 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012.

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

Results of Operations by Segment

  Transportation Solutions

	Fiscal
	2014	2013	2012
	($ in millions)
Net sales	$6,090	$5,485	$5,128
Operating income	$1,283	$972	$754
Operating margin	21.1%	17.7%	14.7%

  Fiscal 2014 Compared to Fiscal 2013

        In fiscal 2014, net sales in the Transportation Solutions segment increased $605 million, or 11.0%, to $6,090 million from $5,485 million in fiscal 2013. The strengthening of certain foreign currencies positively impacted net sales by $33 million, or 0.6%, in fiscal 2014 as compared to fiscal 2013. Organic net sales increased by $570 million, or 10.4%, in fiscal 2014 from fiscal 2013.

        In the automotive end market, which is the Transportation Solutions segment's primary industry end market, our organic net sales increased 10.4% in fiscal 2014 as compared to fiscal 2013. The increase was due primarily to growth of 13.5% in the Asia–Pacific region, 8.9% in the Americas region, and 8.6% in the EMEA region. In the Asia–Pacific region, growth was driven by increased demand in China and, to a lesser degree, Japan, partially offset by declines in certain southeastern Asia–Pacific areas. Growth in the Americas region was driven by strong consumer demand in North America, partially offset by weaker economic conditions in South America. In the EMEA region, growth resulted primarily from increased demand for exports to other regions and, to a lesser degree, increased local demand. In the commercial vehicle market, our organic net sales increase was due to stronger market conditions, strength in the North America truck market, and the acceleration of purchases related to emission standard changes in China and the EMEA region.

        Operating income in the Transportation Solutions segment increased $311 million to $1,283 million in fiscal 2014 from $972 million in fiscal 2013. Segment results for fiscal 2014 included $4 million of net restructuring and other charges and $4 million of acquisition and integration costs. Segment results for fiscal 2013 included $38 million of net restructuring and other charges and $7 million of acquisition and integration costs. Excluding these items, operating income increased in fiscal 2014 as compared to fiscal 2013, primarily as a result of higher volume and improved manufacturing productivity, partially offset by price erosion.

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

        In the automotive end market, our organic net sales increased 4.9% in fiscal 2013 as compared to fiscal 2012. The increase was due primarily to growth of 9.9% in the Americas region, 5.1% in the Asia–Pacific region, and 2.2% in the EMEA region. Growth in the Americas region was driven by strong consumer demand resulting in increased vehicle production. In the Asia–Pacific region, growth was driven by increasing demand in China, partially offset by declines in Japan. In the EMEA region, growth resulted primarily from increased exports to other regions.

        In fiscal 2013, operating income in the Transportation Solutions segment increased $218 million to $972 million from $754 million in fiscal 2012. Segment results for fiscal 2013 included $38 million of net restructuring and other charges and $7 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for fiscal 2012 included $67 million of charges related to the acquisition of Deutsch, including $42 million of charges associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog, $16 million of acquisition and integration costs, and $9 million of net restructuring and other charges. Segment results also included $9 million of additional net restructuring and other charges in fiscal 2012. Excluding these items, operating income increased in fiscal 2013 as compared to fiscal 2012. The increase resulted primarily from higher volume, improved manufacturing productivity, and lower material costs, partially offset by price erosion.

  Industrial Solutions

	Fiscal
	2014	2013	2012
	($ in millions)
Net sales	$3,302	$3,099	$3,101
Operating income	$446	$362	$394
Operating margin	13.5%	11.7%	12.7%

        The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2014	2013	2012
Industrial Equipment	41%	41%	45%
Aerospace, Defense, Oil, and Gas	35	33	28
Energy	24	26	27

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2014						2013
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Acquisitions (Divestiture)	Total		Organic(1)		Translation(2)	Acquisition	Total
	($ in millions)
Industrial Equipment	$77	6.0%	$4	$—	$81	6.3%	$(90)	(6.5)%	$(25)	$—	$(115)	(8.2)%
Aerospace, Defense, Oil, and Gas	67	6.5	8	46	121	11.9	(16)	(1.8)	7	160	151	17.4
Energy	17	2.1	(1)	(15)	1	0.1	(36)	(4.3)	(2)	—	(38)	(4.6)

Total	$161	5.2%	$11	$31	$203	6.6%	$(142)	(4.6)%	$(20)	$160	$(2)	(0.1)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Fiscal 2014 Compared to Fiscal 2013

        Net sales in the Industrial Solutions segment increased $203 million, or 6.6%, to $3,302 million in fiscal 2014 from $3,099 million in fiscal 2013. The strengthening of certain foreign currencies positively impacted net sales by $11 million, or 0.4%, in fiscal 2014 as compared to fiscal 2013. Organic net sales increased $161 million, or 5.2%, in fiscal 2014 from fiscal 2013.

        In the industrial equipment end market, our organic net sales increased 6.0% in fiscal 2014 as compared to fiscal 2013 as a result of market recovery, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 6.5% in fiscal 2014 as compared to fiscal 2013. The increase was attributable to continued strength in commercial aviation and growth in oil and gas, partially offset by continued weakness in the defense market. In the energy end market, our organic net sales increased 2.1% in fiscal 2014 from fiscal 2013 primarily as a result of growth in the Asia–Pacific and Americas regions, partially offset by a decline in the EMEA region.

        Operating income in the Industrial Solutions segment increased $84 million to $446 million in fiscal 2014 from $362 million in fiscal 2013. Segment results for fiscal 2014 included $27 million of acquisition and integration costs, $7 million of net restructuring and other charges, and $4 million of charges associated with the amortization of acquisition-related fair value adjustments. Segment results for fiscal 2013 included $62 million of net restructuring and other charges and $7 million of acquisition and integration costs. Excluding these items, operating income increased in fiscal 2014 as compared to fiscal 2013. The increase was due to higher volume and improved manufacturing productivity, partially offset by price erosion.

  Fiscal 2013 Compared to Fiscal 2012

        In the Industrial Solutions segment, net sales of $3,099 million in fiscal 2013 were flat as compared to fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $20 million, or 0.6%, in fiscal 2013 as compared to fiscal 2012. Deutsch contributed incremental net sales of $160 million in the first six months of fiscal 2013 over the same period of fiscal 2012. Organic net sales decreased $142 million, or 4.6%, during fiscal 2013 as compared to fiscal 2012.

        In the industrial equipment end market, our organic net sales decreased 6.5% in fiscal 2013 as compared to fiscal 2012 due primarily to declines in the industrial equipment, solar, and medical markets. In the aerospace, defense, oil, and gas end market, our organic net sales decreased 1.8% in fiscal 2013 as compared to fiscal 2012 as a slowdown in defense spending was partially offset by increased production in the commercial aviation market and growth resulting from increased oil and gas exploration. In the energy end market, our organic net sales decreased 4.3% in fiscal 2013 from fiscal 2012 as a result of continued market declines, primarily in the EMEA and Asia–Pacific regions.

        In fiscal 2013, operating income in the Industrial Solutions segment decreased $32 million to $362 million from $394 million in fiscal 2012. Segment results for fiscal 2013 included $62 million of net restructuring and other charges and $7 million of acquisition and integration costs related to the acquisition of Deutsch. Segment results for fiscal 2012 included $49 million of charges related to the acquisition of Deutsch, including $33 million of charges associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog, $11 million of acquisition and integration costs, and $5 million of net restructuring and other charges. Segment results also included $23 million of additional net restructuring and other charges in fiscal 2012. Excluding these items, operating income decreased in fiscal 2013 as compared to fiscal 2012. The decrease was due to lower volume and, to a lesser degree, price erosion, partially offset by improved manufacturing productivity and benefits attributable to Deutsch.

  Network Solutions

	Fiscal
	2014	2013	2012
	($ in millions)
Net sales	$2,918	$3,066	$3,310
Operating income	$163	$136	$247
Operating margin	5.6%	4.4%	7.5%

        The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2014	2013	2012
Telecom Networks	45%	42%	40%
Data Communications	24	25	26
Enterprise Networks	21	20	20
Subsea Communications	10	13	14

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Network Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2014						2013
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Divestiture	Total		Organic(1)		Translation(2)	Divestiture	Total
	($ in millions)
Telecom Networks	$33	2.6%	$4	$—	$37	2.9%	$(29)	(2.2)%	$(4)	$—	$(33)	(2.5)%
Data Communications	(43)	(5.5)	(1)	(39)	(83)	(10.7)	(55)	(6.3)	(3)	(36)	(94)	(10.8)
Enterprise Networks	26	4.2	(14)	—	12	2.0	(25)	(3.9)	(9)	—	(34)	(5.2)
Subsea Communications	(114)	(28.7)	—	—	(114)	(28.7)	(83)	(17.3)	—	—	(83)	(17.3)

Total	$(98)	(3.2)%	$(11)	$(39)	$(148)	(4.8)%	$(192)	(5.8)%	$(16)	$(36)	$(244)	(7.4)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Fiscal 2014 Compared to Fiscal 2013

        Net sales in the Network Solutions segment decreased $148 million, or 4.8%, to $2,918 million in fiscal 2014 from $3,066 million in fiscal 2013. The weakening of certain foreign currencies negatively affected net sales by $11 million, or 0.4%, in fiscal 2014 from fiscal 2013. In fiscal 2014, organic net sales decreased $98 million, or 3.2%, as compared to fiscal 2013.

        In the telecom networks end market, our organic net sales increased 2.6% in fiscal 2014 from fiscal 2013 due primarily to growth in the fiber business in the EMEA region, partially offset by declines in the Asia–Pacific region and, to a lesser degree, the Americas region. In the data communications end market, our organic net sales decreased 5.5% in fiscal 2014 as compared to fiscal 2013 due to the exit of certain product lines and weak demand. In the enterprise networks end market, our organic net sales increased 4.2% in fiscal 2014 from fiscal 2013 as a result of datacenter growth in India and North America. In the subsea communications end market, our organic net sales decreased 28.7% in fiscal 2014 as compared to fiscal 2013 due to lower project volume.

        In the Network Solutions segment, operating income increased $27 million to $163 million in fiscal 2014 as compared to $136 million in fiscal 2013. Segment results included $35 million and $125 million of net restructuring and other charges in fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in fiscal 2014 as compared to fiscal 2013, due primarily to price erosion and lower volume, partially offset by improved manufacturing productivity.

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

        In the telecom networks end market, our organic net sales decreased 2.2% in fiscal 2013 as compared to fiscal 2012 as a result of market weakness and decreased capital investments by customers, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region. In the data communications end market, our organic net sales decreased 6.3% in fiscal 2013 from fiscal 2012 as a result of weakness in demand, particularly in the datacenter market. In the enterprise networks end market, our organic net sales decreased 3.9% in fiscal 2013 as compared to fiscal 2012 with declines resulting primarily from continued market slowdowns in the EMEA region and North America. In the subsea communications end market, our organic net sales decreased 17.3% in fiscal 2013 as compared to fiscal 2012 as a result of lower levels of project activity resulting from customer funding delays.

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

  Consumer Solutions

	Fiscal
	2014	2013	2012
	($ in millions)
Net sales	$1,602	$1,630	$1,743
Operating income	$153	$86	$123
Operating margin	9.6%	5.3%	7.1%

        The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	Fiscal
	2014	2013	2012
Consumer Devices	59%	62%	64%
Appliances	41	38	36

Total	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Consumer Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2014					2013
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic(1)		Translation(2)	Total		Organic(1)		Translation(2)	Total
	($ in millions)
Consumer Devices	$(55)	(5.4)%	$(12)	$(67)	(6.6)%	$(86)	(7.6)%	$(22)	$(108)	(9.7)%
Appliances	39	6.3	—	39	6.3	(2)	(0.4)	(3)	(5)	(0.8)

Total	$(16)	(1.0)%	$(12)	$(28)	(1.7)%	$(88)	(5.1)%	$(25)	$(113)	(6.5)%

(1)
Represents the change in net sales resulting from volume and price changes, before consideration of acquisitions, divestitures, and the impact of changes in foreign currency exchange rates.

(2)
Represents the change in net sales resulting from changes in foreign currency exchange rates.

  Fiscal 2014 Compared to Fiscal 2013

        In the Consumer Solutions segment, net sales decreased $28 million, or 1.7%, to $1,602 million in fiscal 2014 as compared to $1,630 million in fiscal 2013. The weakening of certain foreign currencies negatively affected net sales by $12 million, or 0.7%, in fiscal 2014 from fiscal 2013. Organic net sales decreased $16 million, or 1.0%, during fiscal 2014 as compared to fiscal 2013.

        In the consumer devices end market, our organic net sales decreased 5.4% in fiscal 2014 as compared to fiscal 2013 due to declines in our sales into the mobile phone and personal computer markets, partially offset by increased demand and new product launches in the tablet computer market. In the appliances end market, our organic net sales increased 6.3% in fiscal 2014 from fiscal 2013 due primarily to increased demand and share gains in the Asia–Pacific region and, to a lesser degree, the Americas region.

        In the Consumer Solutions segment, operating income increased $67 million to $153 million in fiscal 2014 as compared to $86 million in fiscal 2013. Segment results included net restructuring and other charges of $13 million and $86 million in fiscal 2014 and 2013, respectively. Excluding these items, operating income decreased in fiscal 2014 from fiscal 2013, due primarily to price erosion and, to a lesser degree, lower volume, partially offset by improved manufacturing productivity.

  Fiscal 2013 Compared to Fiscal 2012

        Net sales in the Consumer Solutions segment decreased $113 million, or 6.5%, to $1,630 million in fiscal 2013 from $1,743 million in fiscal 2012. The weakening of certain foreign currencies negatively affected net sales by $25 million, or 1.4%, in fiscal 2013 as compared to fiscal 2012. Organic net sales decreased $88 million, or 5.1%, during fiscal 2013 as compared to fiscal 2012.

        In the consumer devices end market, our organic net sales decreased 7.6% in fiscal 2013 from fiscal 2012 due to continuing weakness in the personal computer market, partially offset by increased demand in the mobile phone and tablet computer markets. In the appliances end market, our organic net sales were flat in fiscal 2013 as compared to fiscal 2012 as declines in the EMEA region were offset by increased demand in the Asia–Pacific region.

        In fiscal 2013, operating income in the Consumer Solutions segment decreased $37 million to $86 million from $123 million in fiscal 2012. Segment results included net restructuring and other charges of $86 million and $23 million in fiscal 2013 and 2012, respectively. Excluding these items, operating income increased in fiscal 2013 as compared to fiscal 2012. The increase resulted from improved manufacturing productivity, partially offset by price erosion.

 Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Consolidated Statements of Cash Flows:

	Fiscal
	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$2,083	$2,046	$1,947
Net cash used in investing activities	(1,075)	(545)	(1,510)
Net cash provided by (used in) financing activities	65	(1,678)	(65)
Effect of currency translation on cash	(19)	(9)	(1)

Net increase (decrease) in cash and cash equivalents	$1,054	$(186)	$371

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $250 million of 1.60% senior notes due in February 2015. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. On October 9, 2014, we acquired Measurement Specialties. The total value paid, which included the repayment of debt, was approximately $1.7 billion, net of cash acquired. In anticipation of the acquisition, we had previously raised funds through the issuance of $1 billion of senior notes. See additional information regarding debt and the acquisition of Measurement Specialties in Notes 11 and 24, respectively, to the Consolidated Financial Statements. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

        As of September 26, 2014, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities on our Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of September 26, 2014, we had approximately $5.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, and TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.7 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

  Cash Flows from Operating Activities

        Net cash provided by continuing operating activities increased $47 million to $2,095 million in fiscal 2014 as compared to $2,048 million in fiscal 2013. The increase resulted from higher income levels, partially offset by higher accounts receivable levels and net payments made in relation to pre-separation tax matters.

        Net cash provided by continuing operating activities was $2,048 million in fiscal 2013 as compared to $1,888 million in fiscal 2012. The increase of $160 million in fiscal 2013 over fiscal 2012 resulted primarily from higher income levels.

        Pension and postretirement benefit contributions in fiscal 2014, 2013, and 2012 were $93 million, $98 million, and $98 million, respectively. We expect pension and postretirement benefit contributions to be $84 million in fiscal 2015, before consideration of any voluntary contributions. There were no voluntary pension contributions in fiscal 2014, 2013, and 2012.

        The amount of income taxes paid, net of refunds, during fiscal 2014, 2013, and 2012 was $283 million, $312 million, and $290 million, respectively. In fiscal 2013 and 2012, these payments included $67 million and $70 million, respectively, for tax deficiencies related to pre-separation tax matters. Also during fiscal 2014, 2013, and 2012, we made net payments of $179 million and received net reimbursements of $39 million and $51 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. We expect to make net cash payments related to pre-separation U.S. tax matters of approximately $31 million over the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 13 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $1,730 million in fiscal 2014 as compared to $1,500 million in fiscal 2013 and $1,434 million in fiscal 2012. The increase in free cash flow in fiscal 2014 as compared to fiscal 2013 was driven primarily by higher income levels and increased proceeds from the sale of property, plant, and equipment, partially offset by higher accounts receivable levels. The increase in free cash flow in fiscal 2013 as compared to fiscal 2012 was driven primarily by higher income levels, partially offset by higher capital expenditures as reduced by proceeds from the sale of property, plant, and equipment.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	Fiscal
	2014	2013	2012
	(in millions)
Net cash provided by continuing operating activities	$2,095	$2,048	$1,888
Capital expenditures	(673)	(615)	(533)
Proceeds from sale of property, plant, and equipment	129	39	23
Payments related to pre-separation U.S. tax matters, net	179	28	19
Payments related to accrued interest on debt assumed in the acquisition of Deutsch	—	—	17
Payments to settle acquisition-related foreign currency derivative contracts	—	—	20

Free cash flow	$1,730	$1,500	$1,434

  Cash Flows from Investing Activities

        Capital expenditures were $673 million, $615 million, and $533 million in fiscal 2014, 2013, and 2012, respectively. We expect fiscal 2015 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        Proceeds from the sale of property, plant, and equipment for fiscal 2014 included approximately $100 million related to the sale of real estate.

        During fiscal 2014, we acquired six companies for $528 million in cash, net of cash acquired.

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

  Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2014 and 2013 was $3,948 million and $3,014 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        In July 2014, TEGSA, our 100%-owned subsidiary, issued $500 million aggregate principal amount of senior floating rate notes due January 29, 2016, $250 million aggregate principal amount of 2.35% senior notes due August 1, 2019, and $250 million aggregate principal amount of 3.45% senior notes due August 1, 2024. The senior floating rate notes due 2016 bear interest at a rate of three-month London interbank offered rate ("LIBOR") plus 0.20% per year. In connection with the issuance of the senior notes in July 2014, the commitments of the lenders under a $1 billion 364-day credit agreement, dated as of June 27, 2014, automatically terminated.

        During November 2013, TEGSA redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption. In addition, during November 2013, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018.

        The notes issued in July 2014 and November 2013 are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 26, 2014 and September 27, 2013.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) LIBOR plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of

TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 26, 2014, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends and cash distributions to shareholders were $443 million, $384 million, and $332 million in fiscal 2014, 2013, and 2012, respectively.

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012. We paid the third and fourth installments of the dividend at a rate of $0.18 per share during the quarters ended December 30, 2011 and March 30, 2012, respectively.

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

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the installments of the dividend at a rate of $0.25 per share during each of the quarters ended June 28, 2013, September 27, 2013, December 27, 2013, and March 28, 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015. We paid the first and second installments of the dividend at a rate of $0.29 per share during the quarters ended June 27, 2014 and September 26, 2014, respectively.

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

        During fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 11 million of our common shares for $604 million, approximately 20 million of our common shares for $829 million, and approximately 6 million of our common shares for $194 million during fiscal 2014, 2013, and 2012, respectively. At September 26, 2014, we had $874 million of availability remaining under our share repurchase authorization.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2014:

		Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Long-term debt, including current maturities	$3,948	$667	$500	$—	$723	$574	$1,484
Interest on long-term debt(1)	1,333	141	135	132	109	82	734
Operating leases	394	125	85	56	40	32	56
Purchase obligations(2)	307	272	22	13	—	—	—

Total contractual cash obligations(3)(4)(5)	$5,982	$1,205	$742	$201	$872	$688	$2,274

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist primarily of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized income tax benefits of $1,597 million and related accrued interest and penalties of $1,136 million, the timing of which is uncertain. See Note 16 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $84 million to pension and postretirement benefit plans in fiscal 2015, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 15 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $332 million are excluded from the table above as we are unable to estimate the timing of payment for these items.

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

        At September 26, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

  Income Tax Matters

        In connection with the separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations after the distribution with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution of all of our shares or the shares of Covidien to qualify as a tax-free distribution for U.S. federal income tax purposes within the meaning of Section 355 of the Code or certain internal transactions undertaken in anticipation of the spin-offs to qualify for tax-favored treatment under the Code.

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

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the IRS, have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Tyco International's and Covidien's tax obligations. Estimates about these guarantees also have been recognized on the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for additional information.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        A U.S. Tax Court trial date of February 29, 2016 has been set and the parties are engaged in discovery. TE does not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

        During fiscal 2014, we made net payments of $179 million related to pre-separation tax matters, including $198 million of indemnification payments made to Tyco International and Covidien in connection with their advanced payments for expected deficiencies made to the IRS for the 2005 through 2007 audit cycle. We made net payments of $28 million and $19 million related to pre-separation tax matters during fiscal 2013 and 2012, respectively.

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects to receive and accept general agreement Forms 870 from the IRS during the first quarter of fiscal 2015. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during the first half of fiscal 2015. Over the next twelve months, we expect to make net cash payments of approximately $31 million in connection with pre-separation U.S. tax matters.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015.

        At September 26, 2014 and September 27, 2013, we have reflected $51 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2015 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At September 26, 2014, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $408 million.

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

        Pursuant to the Tax Sharing Agreement, upon separation, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements were valued upon our separation from Tyco International in accordance with ASC 460, Guarantees. At September 26, 2014, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $21 million recorded on the Consolidated Balance Sheet. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

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

  Revenue Recognition

        Our revenue recognition policies are in accordance with ASC 605, Revenue Recognition. Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. For those items where title has not yet transferred, we have deferred the recognition of revenue. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and also is recorded as a reduction of sales.

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

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

        A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2014, we had seven reporting units, six of which contained goodwill. There is one reporting unit in the Transportation Solutions segment and two reporting units in each of the Industrial Solutions, Network Solutions, and Consumer Solutions segments. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

        When testing for goodwill impairment, we follow the guidance prescribed in ASC 350, Intangibles—Goodwill and Other. First, we perform a step I goodwill impairment test to identify potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2014 and determined that no impairment existed.

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

        We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is dependent primarily on future taxable income in the appropriate jurisdictions. Any reduction in future taxable income including any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. Any changes in a valuation allowance that was established in connection with an acquisition will be reflected in the income tax provision.

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

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2014, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $140 million; a 25 basis point increase would have decreased the present value of our pension obligations by $125 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2014 pension expense by $10 million.

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from a previous target of 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 ("the Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 100%. Based on the Pension Act Funded Status as of September 26, 2014, our target asset allocation is 44% equity and 56% fixed income.

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values, or as required by ASC 805, Business Combinations. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Accounting Pronouncements

  Recently Issued Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

        Free cash flow is defined as net cash provided by continuing operating activities excluding voluntary pension contributions and the cash impact of special items, minus net capital expenditures. Net capital expenditures consist of capital expenditures less proceeds from the sale of property, plant, and equipment. These items are subtracted because they represent long-term commitments. Voluntary pension contributions are excluded from the GAAP measure because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, also are considered by management in evaluating free cash flow. We believe investors also should consider these items in evaluating our free cash flow.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," as well as other risks described in this Annual Report, also could cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  risks associated with security breaches and other disruptions to our information technology infrastructure;

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize foreign currency forward and swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 26, 2014 market rates would have changed the unrealized value of our forward and swap contracts by $16 million. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 27, 2013 market rates would have changed the unrealized value of our forward and swap contracts by $27 million. Such gains or losses on these contracts would be generally offset by the gains or losses on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swaps to manage earnings exposure on certain nonqualified deferred compensation liabilities.

        During fiscal 2014, we entered into interest rate swaps designated as fair value hedges on $300 million principal amount of our 3.50% senior notes due 2022. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay floating amounts based upon the three-month LIBOR.

        Based on our floating rate debt balances of approximately $950 million at September 26, 2014 and $150 million at September 27, 2013, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $5 million and $1 million in fiscal 2014 and 2013, respectively.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 26, 2014, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $21 million and had a notional value of $307 million. At September 27, 2013, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $27 million and had a notional value of $278 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 26, 2014 prices would have changed the unrealized value of our forward contracts by $29 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 27, 2013 prices would have changed the unrealized value of our forward contracts by $25 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

    Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013

    Consolidated Statements of Equity for the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 26, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2014.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 26, 2014.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 26, 2014, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 26, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers, and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders (the "2015 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2015 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2015 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 26, 2014 with respect to common shares issuable under our equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	13,815,377	$34.57	19,552,010
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	940,864	38.98	—
Equity awards under ADC Plans(3)	1,265,226	43.12	3,162,025

Total	16,021,467		22,714,035

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

(2)
Includes common shares that may be issued by TE Connectivity pursuant to the Separation and Distribution Agreement under share option awards to current and former employees and directors of Tyco International, which may include individuals currently or formerly employed by or serving with TE Connectivity, Tyco International, or Covidien subsequent to the separation.

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

(5)
The 2007 Plan applies a weighting factor of 1.80 to outstanding nonvested restricted units, deferred stock units, and performance units. The ADC Plans apply a weighting factor of 1.21 to outstanding nonvested restricted units, deferred stock units, and performance units. The remaining shares issuable under both the 2007 Plan and the ADC Plans are increased by forfeitures and cancellations, among other factors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2015 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2015 Proxy Statement set forth under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

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
Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2010)
4.1(e)
Sixth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)
4.1(f)
Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012 (Incorporated by reference to Exhibit 4.2 to TE Connectivity's Current Report on Form 8-K, filed February 3, 2012)

Exhibit Number	Description
4.1(g)	Eighth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of November 25, 2013 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed November 25, 2013)
4.1(h)
Ninth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed July 31, 2014)
4.1(i)
Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014 (Incorporated by reference to Exhibit 4.2 to TE Connectivity's Current Report on Form 8-K, filed July 31, 2014)
4.1(j)
Eleventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014 (Incorporated by reference to Exhibit 4.3 to TE Connectivity's Current Report on Form 8-K, filed July 31, 2014)
10.1
Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)
10.2
Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)
10.3
First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed August 2, 2013)
10.4	TE Connectivity Ltd. 2007 Stock and Incentive Plan (as amended and restated)*‡
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

Exhibit Number	Description
10.10	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (as amended and restated)*‡
10.11	TE Connectivity Severance Plan for U.S. Executives (as amended and restated)*‡
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
10.15	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed October 16, 2009)
10.16	TE Connectivity Ltd. 2010 Stock and Incentive Plan (as amended and restated)*‡
10.17
Employment Agreement between Thomas J. Lynch and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.18
Employment Agreement between Robert W. Hau and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.2 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.19
Employment Agreement between Terrence R. Curtin and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.20
Employment Agreement between Joseph B. Donahue and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.21
Employment Agreement between Robert N. Shaddock and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.5 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
21.1	Subsidiaries of TE Connectivity Ltd.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description
101	Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 26, 2014, filed on November 12, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

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

        Date: November 12, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2014
/s/ ROBER W. HAU Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 12, 2014
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 12, 2014
* Pierre R. Brondeau	Director	November 12, 2014
* Juergen W. Gromer	Director	November 12, 2014
* William A. Jeffrey	Director	November 12, 2014

Signature	Title	Date

* Yong Nam	Director	November 12, 2014
* Daniel J. Phelan	Director	November 12, 2014
* Frederic M. Poses	Director	November 12, 2014
* Lawrence S. Smith	Director	November 12, 2014
* Paula A. Sneed	Director	November 12, 2014
* David P. Steiner	Director	November 12, 2014
* John C. Van Scoter	Director	November 12, 2014
* Laura H. Wright	Director	November 12, 2014
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

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 26, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended September 26, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2014 and September 27, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 26, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 26, 2014, and our report dated

November 12, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 12, 2014

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

	Fiscal
	2014	2013	2012
	(in millions, except per share data)
Net sales	$13,912	$13,280	$13,282
Cost of sales	9,220	8,951	9,236

Gross margin	4,692	4,329	4,046
Selling, general, and administrative expenses	1,882	1,773	1,685
Research, development, and engineering expenses	675	675	688
Acquisition and integration costs	31	14	27
Restructuring and other charges, net	59	311	128

Operating income	2,045	1,556	1,518
Interest income	19	17	23
Interest expense	(131)	(142)	(176)
Other income (expense), net	63	(183)	50

Income from continuing operations before income taxes	1,996	1,248	1,415
Income tax (expense) benefit	(207)	29	(249)

Income from continuing operations	1,789	1,277	1,166
Loss from discontinued operations, net of income taxes	(8)	—	(51)

Net income	1,781	1,277	1,115
Less: net income attributable to noncontrolling interests	—	(1)	(3)

Net income attributable to TE Connectivity Ltd.	$1,781	$1,276	$1,112

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$1,789	$1,276	$1,163
Loss from discontinued operations	(8)	—	(51)

Net income	$1,781	$1,276	$1,112

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.36	$3.05	$2.73
Loss from discontinued operations	(0.02)	—	(0.12)
Net income	4.34	3.05	2.61
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.29	$3.02	$2.70
Loss from discontinued operations	(0.02)	—	(0.11)
Net income	4.27	3.02	2.59
Dividends and cash distributions paid per common share	$1.08	$0.92	$0.78
Weighted-average number of shares outstanding:
Basic	410	418	426
Diluted	417	423	430

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

	Fiscal
	2014	2013	2012
	(in millions)
Net income	$1,781	$1,277	$1,115
Other comprehensive income (loss):
Currency translation	(211)	(28)	(131)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(123)	131	(88)
Gains (losses) on cash flow hedges, net of income taxes	14	(29)	20

Other comprehensive income (loss)	(320)	74	(199)

Comprehensive income	1,461	1,351	916
Less: comprehensive income attributable to noncontrolling interests	—	(1)	(3)

Comprehensive income attributable to TE Connectivity Ltd.	$1,461	$1,350	$913

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 26, 2014 and September 27, 2013

	Fiscal Year End
	2014	2013
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,457	$1,403
Accounts receivable, net of allowance for doubtful accounts of $35 and $48, respectively	2,439	2,323
Inventories	1,745	1,762
Prepaid expenses and other current assets	567	487
Deferred income taxes	336	334

Total current assets	7,544	6,309
Property, plant, and equipment, net	3,126	3,166
Goodwill	4,595	4,326
Intangible assets, net	1,329	1,244
Deferred income taxes	2,058	2,146
Receivable from Tyco International Ltd. and Covidien plc	1,037	1,002
Other assets	463	268

Total Assets	$20,152	$18,461

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$667	$711
Accounts payable	1,391	1,383
Accrued and other current liabilities	1,717	1,762
Deferred revenue	179	68

Total current liabilities	3,954	3,924
Long-term debt	3,281	2,303
Long-term pension and postretirement liabilities	1,287	1,155
Deferred income taxes	240	321
Income taxes	2,045	1,979
Other liabilities	332	393

Total Liabilities	11,139	10,075

Commitments and contingencies (Note 13)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 419,070,781 shares authorized and issued, CHF 0.57 par value, and 428,527,307 shares authorized and issued, CHF 0.57 par value, respectively	184	189
Contributed surplus	5,231	6,136
Accumulated earnings	4,253	2,472
Treasury shares, at cost, 11,383,631 and 17,020,636 shares, respectively	(644)	(720)
Accumulated other comprehensive income (loss)	(17)	303

Total TE Connectivity Ltd. shareholders' equity	9,007	8,380
Noncontrolling interests	6	6

Total Equity	9,013	8,386

Total Liabilities and Equity	$20,152	$18,461

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income (Loss)
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 30, 2011	463	$593	(39)	$(1,235)	$7,604	$84	$428	$7,474	$10	$7,484
Net income	—	—	—	—	—	1,112	—	1,112	3	1,115
Other comprehensive loss	—	—	—	—	—	—	(199)	(199)	—	(199)
Share-based compensation expense	—	—	—	—	70	—	—	70	—	70
Distributions approved	—	(389)	—	33	—	—	—	(356)	—	(356)
Exercise of share options	—	—	2	60	—	—	—	60	—	60
Restricted share award vestings and other activity	—	—	3	51	(47)	—	—	4	—	4
Repurchase of common shares	—	—	(6)	(194)	—	—	—	(194)	—	(194)
Cancellation of treasury shares	(24)	(11)	24	801	(790)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(7)	(7)

Balance at September 28, 2012	439	$193	(16)	$(484)	$6,837	$1,196	$229	$7,971	$6	$7,977

Net income	—	—	—	—	—	1,276	—	1,276	1	1,277
Other comprehensive income	—	—	—	—	—	—	74	74	—	74
Share-based compensation expense	—	—	—	—	78	—	—	78	—	78
Dividends approved	—	—	—	1	(413)	—	—	(412)	—	(412)
Exercise of share options	—	—	6	214	—	—	—	214	—	214
Restricted share award vestings and other activity	—	—	3	11	(3)	—	—	8	—	8
Repurchase of common shares	—	—	(20)	(829)	—	—	—	(829)	—	(829)
Cancellation of treasury shares	(10)	(4)	10	367	(363)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386

Net income	—	—	—	—	—	1,781	—	1,781	—	1,781
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)	—	(320)
Share-based compensation expense	—	—	—	—	84	—	—	84	—	84
Dividends approved	—	—	—	—	(473)	—	—	(473)	—	(473)
Exercise of share options	—	—	5	156	—	—	—	156	—	156
Restricted share award vestings and other activity	—	—	2	125	(122)	—	—	3	—	3
Repurchase of common shares	—	—	(11)	(604)	—	—	—	(604)	—	(604)
Cancellation of treasury shares	(10)	(5)	10	399	(394)	—	—	—	—	—

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

	Fiscal
	2014	2013	2012
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,781	$1,277	$1,115
Loss from discontinued operations, net of income taxes	8	—	51

Income from continuing operations	1,789	1,277	1,166
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	617	607	609
Non-cash restructuring charges	20	84	1
Deferred income taxes	(234)	30	(48)
Provision for losses on accounts receivable and inventories	50	59	58
Tax sharing (income) expense	(65)	181	(52)
Share-based compensation expense	84	78	68
Other	50	56	63
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(205)	(81)	17
Inventories	(76)	(61)	116
Inventoried costs on long-term contracts	14	18	7
Prepaid expenses and other current assets	(14)	11	103
Accounts payable	52	167	(189)
Accrued and other current liabilities	(282)	(13)	(92)
Deferred revenue	112	(54)	(31)
Income taxes	158	(371)	7
Other	25	60	85

Net cash provided by continuing operating activities	2,095	2,048	1,888
Net cash provided by (used in) discontinued operating activities	(12)	(2)	59

Net cash provided by operating activities	2,083	2,046	1,947

Cash Flows From Investing Activities:
Capital expenditures	(673)	(615)	(533)
Proceeds from sale of property, plant, and equipment	129	39	23
Acquisition of businesses, net of cash acquired	(528)	(6)	(1,384)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	14	394
Other	(3)	23	(9)

Net cash used in continuing investing activities	(1,075)	(545)	(1,509)
Net cash used in discontinued investing activities	—	—	(1)

Net cash used in investing activities	(1,075)	(545)	(1,510)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(23)	50	300
Proceeds from issuance of long-term debt	1,322	—	748
Repayment of long-term debt	(360)	(715)	(642)
Proceeds from exercise of share options	156	214	60
Repurchase of common shares	(578)	(844)	(185)
Payment of common share dividends and cash distributions to shareholders	(443)	(384)	(332)
Other	(21)	(1)	44

Net cash provided by (used in) continuing financing activities	53	(1,680)	(7)
Net cash provided by (used in) discontinued financing activities	12	2	(58)

Net cash provided by (used in) financing activities	65	(1,678)	(65)

Effect of currency translation on cash	(19)	(9)	(1)
Net increase (decrease) in cash and cash equivalents	1,054	(186)	371
Cash and cash equivalents at beginning of fiscal year	1,403	1,589	1,218

Cash and cash equivalents at end of fiscal year	$2,457	$1,403	$1,589

Supplemental Cash Flow Information:
Interest paid	$121	$155	$181
Income taxes paid, net of refunds	283	312	290

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

  Description of the Business

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensors solutions essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        We consist of four reportable segments:

  •
  Transportation Solutions.  The Transportation Solutions segment is a leader in electronic components, including terminals and connectors, relays, circuit protection devices, and sensors, as well as application tooling, wire and heat shrink tubing, and other custom-engineered solutions for the automotive market including the industrial and commercial vehicle and hybrid and electric vehicle markets.

  •
  Industrial Solutions.  The Industrial Solutions segment is a leading supplier of products that connect and distribute power and data, including connectors, heat shrink tubing, relays, and wire and cable, as well as custom-engineered solutions. Our products are used primarily in the industrial equipment; aerospace, defense, oil, and gas; and energy markets.

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

  •
  Consumer Solutions.  The Consumer Solutions segment is a top supplier of electronic components, including connectors, circuit protection devices, antennas, relays, and heat shrink tubing, for the consumer devices and appliances markets.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

  Fiscal Year

        Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2014, fiscal 2013, and fiscal 2012 are to our fiscal years ended September 26, 2014, September 27, 2013, and September 28, 2012, respectively. Our fiscal year is a "52-53 week" year ending on the last Friday of September, such that each quarterly period is 13 weeks in length. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks. Fiscal 2014, 2013, and 2012 were each 52 weeks in length.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Goodwill and Other Intangible Assets

        Acquired intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life include primarily intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation. We assess determinable-lived intangible assets for impairment consistent with our policy for assessing other long-lived assets for impairment. Goodwill is assessed for impairment separately from determinable-lived intangible assets by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the goodwill impairment analysis.

        At fiscal year end 2014, we had seven reporting units, six of which contained goodwill. There is one reporting unit in the Transportation Solutions segment and two reporting units in each of the Industrial Solutions, Network Solutions, and Consumer Solutions segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify potential impairment. In doing so, we compare the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses in our Consolidated Statements of Operations. Research and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2014, 2013, and 2012 were $572 million, $576 million, and $595 million, respectively.

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

        We account for derivative financial instrument contracts on our Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge, including amounts excluded from the hedging relationship, are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized currently in earnings.

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

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 26, 2014, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives. The likelihood of performance on those guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

        The valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis are as follows:

  •
  Derivative financial instruments.  Fair value of these assets and liabilities is generally determined using observable inputs such as spot and forward rates for commodities, foreign currencies, and interest rates (level 2).

  •
  Rabbi trust assets.  Rabbi trust assets are composed principally of equity funds that are marked to fair value based on unadjusted quoted prices in active markets (level 1) and fixed income securities that are marked to fair value based on quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

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

  Share-Based Compensation

        We determine the fair value of share awards on the date of grant. Share options are valued using the Black-Scholes-Merton valuation model; restricted share awards and performance awards are valued using our end-of-day share price on the date of grant. The fair value is expensed ratably over the expected service period, with an allowance made for estimated forfeitures based on historical employee activity. Estimates regarding the attainment of performance criteria are reviewed periodically; the cumulative impact of a change in estimate regarding the attainment of performance criteria is recorded in the period in which that change is made.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Currency Translation

        For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal year end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within equity.

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2014, 2013, and 2012.

  Restructuring Charges

        Restructuring activities involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, or consolidation of facilities within countries. We recognize termination costs based on requirements established by severance policy, government law, or previous actions. Facility exit costs generally reflect the cost to terminate a facility lease before the end of its term (measured at fair value at the time we cease using the facility) or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets' carrying values over fair value.

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

  Acquisitions

        We account for acquired businesses using the acquisition method of accounting. This method requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values, or as required by ASC 805, Business Combinations. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. We may engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

3. Restructuring and Other Charges, Net

        Restructuring and other charges consisted of the following:

	Fiscal
	2014	2013	2012
	(in millions)
Restructuring charges, net	$63	$314	$128
Other credits, net	(4)	(3)	—

	$59	$311	$128

  Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2014	2013	2012
	(in millions)
Transportation Solutions	$7	$38	$18
Industrial Solutions	7	61	28
Network Solutions	36	129	59
Consumer Solutions	13	86	23

Restructuring charges, net	$63	$314	$128

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at End of Fiscal Year
	(in millions)
Fiscal 2014 Activity:
Fiscal 2014 Actions:
Employee severance	$—	$31	$(1)	$(13)	$—	$(1)	$16
Facility and other exit costs	—	1	—	—	—	—	1
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	41	(1)	(13)	(9)	(1)	17

Fiscal 2013 Actions:
Employee severance	168	23	(12)	(105)	—	(4)	70
Facility and other exit costs	1	5	—	(5)	—	—	1
Property, plant, and equipment	—	11	—	—	(11)	—	—

Total	169	39	(12)	(110)	(11)	(4)	71

Fiscal 2012 Actions:
Employee severance	35	3	(8)	(23)	—	—	7
Facility and other exit costs	—	1	1	(1)	—	—	1

Total	35	4	(7)	(24)	—	—	8

Pre-Fiscal 2012 Actions:
Employee severance	16	1	(4)	(6)	—	—	7
Facility and other exit costs	26	2	—	(7)	—	(1)	20

Total	42	3	(4)	(13)	—	(1)	27

Total fiscal 2014 activity	$246	$87	$(24)	$(160)	$(20)	$(6)	$123

Fiscal 2013 Activity:
Fiscal 2013 Actions:
Employee severance	$—	$253	$(8)	$(79)	$—	$2	$168
Facility and other exit costs	—	5	—	(4)	—	—	1
Property, plant, and equipment	—	58	—	—	(58)	—	—

Total	—	316	(8)	(83)	(58)	2	169

Fiscal 2012 Actions:
Employee severance	79	7	(10)	(43)	—	2	35
Facility and other exit costs	2	1	—	(3)	—	—	—
Property, plant, and equipment	—	26	—	—	(26)	—	—

Total	81	34	(10)	(46)	(26)	2	35

Pre-Fiscal 2012 Actions:
Employee severance	51	—	(21)	(15)	—	1	16
Facility and other exit costs	29	3	—	(7)	—	1	26

Total	80	3	(21)	(22)	—	2	42

Total fiscal 2013 activity	$161	$353	$(39)	$(151)	$(84)	$6	$246

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at End of Fiscal Year
	(in millions)
Fiscal 2012 Activity:
Fiscal 2012 Actions:
Employee severance	$—	$128	$(3)	$(46)	$—	$—	$79
Facility and other exit costs	—	3	—	(1)	—	—	2
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	—	132	(3)	(47)	(1)	—	81

Pre-Fiscal 2012 Actions:
Employee severance	137	9	(15)	(76)	—	(4)	51
Facility and other exit costs	38	7	(2)	(14)	—	—	29

Total	175	16	(17)	(90)	—	(4)	80

Total fiscal 2012 activity	$175	$148	$(20)	$(137)	$(1)	$(4)	$161

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. In connection with this program, we recorded net restructuring charges of $40 million in fiscal 2014. We do not expect to incur significant additional expense related to restructuring programs commenced in fiscal 2014.

        The following table summarizes expected and incurred charges for the fiscal 2014 program by type:

	Total Expected Charges	Charges Incurred Fiscal 2014
	(in millions)
Employee severance	$30	$30
Facility and other exit costs	1	1
Property, plant, and equipment	10	9

Total	$41	$40

        The following table summarizes expected and incurred charges for the fiscal 2014 program by segment:

	Total Expected Charges	Charges Incurred Fiscal 2014
	(in millions)
Transportation Solutions	$4	$3
Industrial Solutions	3	3
Network Solutions	25	25
Consumer Solutions	9	9

Total	$41	$40

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during fiscal 2014 and 2013, we recorded net restructuring charges of $27 million and $308 million, respectively. We do not expect to incur significant additional expense related to restructuring programs commenced in fiscal 2013.

        The following table summarizes expected and incurred charges for the fiscal 2013 program by type:

		Charges Incurred
		Fiscal
	Total Expected Charges
		2014	2013
	(in millions)
Employee severance	$257	$11	$245
Facility and other exit costs	12	5	5
Property, plant, and equipment	71	11	58

Total	$340	$27	$308

        The following table summarizes expected and incurred charges for the fiscal 2013 program by segment:

		Charges Incurred
		Fiscal
	Total Expected Charges
		2014	2013
	(in millions)
Transportation Solutions	$39	$1	$37
Industrial Solutions	74	6	66
Network Solutions	127	15	111
Consumer Solutions	100	5	94

Total	$340	$27	$308

  Fiscal 2012 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS ("Deutsch"). In connection with these actions we recorded net restructuring credits of $3 million, charges of $24 million, and charges of $129 million in fiscal 2014, 2013, and 2012, respectively. We do not expect to incur any additional expense related to restructuring programs commenced in fiscal 2012.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected and incurred charges for the fiscal 2012 programs by type:

		Charges Incurred
		Fiscal
	Total Expected Charges
		2014	2013	2012
	(in millions)
Employee severance	$117	$(5)	$(3)	$125
Facility and other exit costs	6	2	1	3
Property, plant, and equipment	27	—	26	1

Total	$150	$(3)	$24	$129

        The following table summarizes expected and incurred charges for the fiscal 2012 programs by segment:

		Charges Incurred
		Fiscal
	Total Expected Charges
		2014	2013	2012
	(in millions)
Transportation Solutions	$34	$4	$3	$27
Industrial Solutions	28	(1)	3	26
Network Solutions	74	(2)	20	56
Consumer Solutions	14	(4)	(2)	20

Total	$150	$(3)	$24	$129

  Pre-Fiscal 2012 Actions

        Prior to fiscal 2012, we initiated several restructuring programs, primarily related to reductions-in-force associated with the acquisition of ADC Telecommunications, Inc. ("ADC") and in response to economic conditions. In connection with these actions, during fiscal 2014, 2013, and 2012, we recorded net restructuring credits of $1 million, $18 million, and $1 million, respectively.

  Total Restructuring Reserves

        Restructuring reserves included on our Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2014	2013
	(in millions)
Accrued and other current liabilities	$92	$168
Other liabilities	31	78

Restructuring reserves	$123	$246

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations

        During fiscal 2012, we sold our Touch Solutions business for net cash proceeds of $380 million and recognized an insignificant pre-tax gain on the transaction. The agreement includes contingent earn-out provisions through 2015 based on business performance. In connection with the divestiture, we incurred an income tax charge of $65 million, which is included in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012. This charge was driven primarily by the inability to fully realize a tax benefit associated with the write-off of goodwill at the time of the sale.

        During fiscal 2012, we sold our TE Professional Services business for net cash proceeds of $28 million and recognized an insignificant pre-tax gain on the transaction. Additionally, during fiscal 2012, we recorded a pre-tax impairment charge of $28 million, which is included in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations, to write the carrying value of this business down to its estimated fair value less costs to sell.

        In December 2011, the New York Court of Claims entered judgment in our favor in the amount of $25 million, payment of which was received in fiscal 2012, in connection with our former Wireless Systems business's State of New York contract. This judgment resolved all outstanding issues between the parties in this matter. This partial recovery of a previously recognized loss, net of legal fees, is reflected in loss from discontinued operations, net of income taxes on the Consolidated Statement of Operations for fiscal 2012.

        The following table presents net sales, pre-tax income (loss), pre-tax gain (loss) on sale, and income tax (expense) benefit from discontinued operations:

	Fiscal
	2014	2013	2012
	(in millions)
Net sales from discontinued operations	$—	$—	$355

Pre-tax income (loss) from discontinued operations	$(12)	$(1)	$19
Pre-tax gain (loss) on sale of discontinued operations	—	(4)	7
Income tax (expense) benefit	4	5	(77)

Loss from discontinued operations, net of income taxes	$(8)	$—	$(51)

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions

  Fiscal 2014 Acquisitions

        During fiscal 2014, we acquired six companies, including the SEACON Group ("SEACON"), a leading provider of underwater connector technology and systems, for $528 million in cash, net of cash acquired.

  Fiscal 2012 Acquisition

        On April 3, 2012, we acquired 100% of the outstanding shares of Deutsch Group SAS ("Deutsch") for a total value paid of €1.55 billion (approximately $2.05 billion using an exchange rate of $1.33 per €1.00), net of cash acquired. The total value paid included $659 million related to the repayment of Deutsch's financial debt and accrued interest. Deutsch is a global leader in high-performance connectors for harsh environments, and significantly expands our product portfolio and enables us to better serve customers in the industrial and commercial transportation; aerospace, defense, oil, and gas; and rail markets. We realized cost savings and other synergies through operational efficiencies. The acquired Deutsch businesses have been reported in the Transportation Solutions and Industrial Solutions segments from the date of acquisition.

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

        Other current assets consisted primarily of inventories of $189 million and trade accounts receivable of $121 million. Other current liabilities consisted primarily of accrued and other current liabilities of $76 million and trade accounts payable of $56 million.

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

        During fiscal 2012, Deutsch contributed net sales of $327 million and an operating loss of $54 million to our Consolidated Statement of Operations. The operating loss included charges of $75 million associated with the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog, acquisition costs of $21 million, restructuring charges of $14 million, and integration costs of $6 million.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the Deutsch acquisition occurred at the beginning of fiscal 2011:

Fiscal 2012
(in millions, except per share data)
Net sales	$13,625
Net income attributable to TE Connectivity Ltd.	1,194
Diluted earnings per share attributable to TE Connectivity Ltd.	$2.78

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

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2014	2013
	(in millions)
Raw materials	$257	$258
Work in progress	596	597
Finished goods	868	870
Inventoried costs on long-term contracts	24	37

Inventories	$1,745	$1,762

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2014	2013
	(in millions)
Land and improvements	$202	$251
Buildings and improvements	1,380	1,503
Machinery and equipment	7,126	7,280
Construction in process	577	485

Gross property, plant, and equipment	9,285	9,519
Accumulated depreciation	(6,159)	(6,353)

Property, plant, and equipment, net	$3,126	$3,166

        Depreciation expense was $502 million, $496 million, and $502 million in fiscal 2014, 2013, and 2012, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
	(in millions)
September 28, 2012(2)	$793	$1,906	$981	$628	$4,308
Currency translation and other	4	13	(4)	5	18

September 27, 2013(2)	797	1,919	977	633	4,326
Acquisitions	46	265	2	—	313
Currency translation and other	(9)	(19)	(9)	(7)	(44)

September 26, 2014(2)	$834	$2,165	$970	$626	$4,595

(1)
In connection with the realignment of certain businesses during fiscal 2014, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 22 for additional information regarding our current segment structure.

(2)
At fiscal year end 2014, 2013, and 2012, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions segments were $2,191 million, $669 million, $1,236 million, and $579 million, respectively.

        During fiscal 2014, we completed the acquisition of six companies and recognized goodwill of $313 million, which primarily related to the acquisition of SEACON and benefited the Industrial Solutions segment. See Note 5 for additional information regarding acquisitions.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2014 and determined that no impairment existed.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,216	$(559)	$657	$1,144	$(499)	$645
Customer relationships	784	(142)	642	658	(92)	566
Other	44	(14)	30	46	(13)	33

Total	$2,044	$(715)	$1,329	$1,848	$(604)	$1,244

        Intangible asset amortization expense was $115 million, $111 million, and $107 million for fiscal 2014, 2013, and 2012, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2015	$129
Fiscal 2016	127
Fiscal 2017	124
Fiscal 2018	123
Fiscal 2019	121
Thereafter	705

Total	$1,329

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2014	2013
	(in millions)
Accrued payroll and employee benefits	$539	$498
Dividends and cash distributions payable to shareholders	236	206
Income taxes payable	160	112
Restructuring reserves	92	168
Interest payable	51	51
Deferred income taxes	28	54
Warranty liability	19	21
Tax Sharing Agreement guarantee liabilities pursuant to ASC 460	8	185
Other	584	467

Accrued and other current liabilities	$1,717	$1,762

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Debt was as follows:

	Fiscal Year End
	2014	2013
	(in millions)
Current maturities of long-term debt:
5.95% senior notes due 2014	$—	$300
1.60% senior notes due 2015	250	—
3.50% convertible subordinated notes due 2015	89	—
Commercial paper, at a weighted-average interest rate of 0.30% and 0.28%, respectively	327	350
Other	1	61

Total	667	711

Long-term debt:
1.60% senior notes due 2015	—	250
Senior floating rate notes due 2016	500	—
6.55% senior notes due 2017	723	727
2.375% senior notes due 2018	324	—
2.35% senior notes due 2019	250	—
4.875% senior notes due 2021	261	263
3.50% senior notes due 2022	499	498
3.45% senior notes due 2024	249	—
7.125% senior notes due 2037	475	475
3.50% convertible subordinated notes due 2015	—	89
Other	—	1

Total	3,281	2,303

Total debt(1)	$3,948	$3,014

(1)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the effects of interest rate swaps designated as fair value hedges.

        In July 2014, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $500 million aggregate principal amount of senior floating rate notes due January 29, 2016, $250 million aggregate principal amount of 2.35% senior notes due August 1, 2019, and $250 million aggregate principal amount of 3.45% senior notes due August 1, 2024. The senior floating rate notes due 2016 bear interest at a rate of three-month London interbank offered rate ("LIBOR") plus 0.20% per year. In connection with the issuance of the senior notes in July 2014, the commitments of the lenders under a $1 billion 364-day credit agreement, dated as of June 27, 2014, automatically terminated.

        During November 2013, TEGSA redeemed all of its outstanding 5.95% senior notes due 2014, representing $300 million principal amount. We paid an immaterial premium in connection with the early redemption. In addition, during November 2013, TEGSA issued $325 million aggregate principal amount of 2.375% senior notes due December 17, 2018.

        The notes issued in July 2014 and November 2013 are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured senior basis by TE Connectivity Ltd.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 26, 2014 and September 27, 2013.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) LIBOR plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Deutsche Bank AG New York branch's base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 7.5 to 25.0 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

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

        The aggregate amounts of total debt maturing are as follows:

(in millions)
Fiscal 2015	$667
Fiscal 2016	500
Fiscal 2017	—
Fiscal 2018	723
Fiscal 2019	574
Thereafter	1,484

Total	$3,948

        The fair value of our debt, based on indicative valuations, was approximately $4,214 million and $3,180 at fiscal year end 2014 and 2013, respectively.

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

        At September 26, 2014, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $21 million. At September 27, 2013, the liability was $223 million, of which $185 million was reflected in accrued and other current liabilities and $38 million was reflected in other liabilities on the Consolidated Balance Sheet. The decrease in the liability from fiscal year end 2013 reflects cash payments made to Tyco International and Covidien during fiscal 2014 related to our indemnifications under the Tax Sharing Agreement. See additional information in Note 13.

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

        At September 26, 2014, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $408 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is primarily based on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2014 and 2013 were $31 million and $38 million, respectively.

13. Commitments and Contingencies

  General Matters

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these leases was $153 million, $154 million, and $160 million for fiscal 2014, 2013, and 2012,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

respectively. At fiscal year end 2014, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2015	$125
Fiscal 2016	85
Fiscal 2017	56
Fiscal 2018	40
Fiscal 2019	32
Thereafter	56

Total	$394

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

        At September 26, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. A liability for this contingency has not been recorded on the Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

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

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Tyco International's and Covidien's tax obligations. Estimates about these guarantees also have been recognized on the Consolidated Financial Statements. See Note 12 for additional information.

        During fiscal 2007, the IRS concluded its field examination of certain of Tyco International's U.S. federal income tax returns for the years 1997 through 2000 and issued Revenue Agent Reports that reflected the IRS' determination of proposed tax adjustments for the 1997 through 2000 period. Additionally, the IRS proposed civil fraud penalties against Tyco International arising from alleged actions of former executives in connection with certain intercompany transfers of stock in 1998 and 1999. The penalties were asserted against a prior subsidiary of Tyco International that was distributed to us in connection with the separation. Tyco International appealed certain of the proposed adjustments for the years 1997 through 2000, and Tyco International resolved all but one of the matters associated with the proposed tax adjustments, including reaching an agreement with the IRS on the penalty adjustment in the amount of $21 million. In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the period 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

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

        A U.S. Tax Court trial date of February 29, 2016 has been set and the parties are engaged in discovery. TE does not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

        During fiscal 2014, we made net payments of $179 million related to pre-separation tax matters, including $198 million of indemnification payments made to Tyco International and Covidien in connection with their advanced payments for expected deficiencies made to the IRS for the 2005 through 2007 audit cycle. We made net payments of $28 million and $19 million related to pre-separation tax matters during fiscal 2013 and 2012, respectively.

        Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects to receive and accept general agreement Forms 870 from the IRS during the first quarter of fiscal 2015. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during the first half of fiscal 2015. Over the next twelve months, we expect to make net cash payments of approximately $31 million in connection with pre-separation U.S. tax matters.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015.

        At September 26, 2014 and September 27, 2013, we have reflected $51 million and $15 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2014, we concluded that it was probable that we would incur remedial costs in the range of $18 million to $40 million. As of fiscal year end 2014, we concluded that the best estimate within this range is $21 million, of which $5 million is included in accrued and other current liabilities and $16 million is included in other liabilities on the Consolidated Balance Sheet. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

14. Financial Instruments and Fair Value Measurements

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

        The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2014, 2013, and 2012.

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

        We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Interest Rate and Investment Risk Management

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swaps to convert a portion of fixed-rate debt into variable-rate debt. We use forward starting interest rate swaps and options to enter into interest rate swaps to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swaps to manage earnings exposure on certain nonqualified deferred compensation liabilities.

        During fiscal 2014, we entered into interest rate swaps designated as fair value hedges on $300 million principal amount of our 3.50% senior notes due 2022. The maturity dates of the interest rate swaps coincide with the maturity date of the notes. Under these contracts, we receive fixed amounts of interest applicable to the underlying notes and pay floating amounts based upon the three-month LIBOR.

        During fiscal 2012, in conjunction with the issuance of the 1.60% senior notes due 2015 and 3.50% senior notes due 2022, we terminated forward starting interest rate swaps and options to enter into interest rate swaps designated as cash flow hedges on notional amounts of $400 million originated in

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments and Fair Value Measurements (Continued)

fiscal 2010, for a cash payment of $24 million. Also during fiscal 2012 and in conjunction with the issuance of the 3.50% senior notes due 2022, we entered into, and subsequently terminated, an interest rate swap designated as a cash flow hedge on a notional amount of $300 million for an immaterial cash payment.

        We utilize swaps to manage exposure related to certain of our nonqualified deferred compensation liabilities. The notional amount of the swaps was $51 million and $38 million at September 26, 2014 and September 27, 2013, respectively. The swaps act as economic hedges of changes in a portion of the liabilities. The change in value of both the swap contracts and the nonqualified deferred compensation liabilities are recorded in selling, general, and administrative expenses on the Consolidated Statements of Operations.

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,893 million and $2,374 million at September 26, 2014 and September 27, 2013, respectively. Foreign exchange gains of $156 million in fiscal 2014 were recorded as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange gains or losses attributable to the translation of the net investment. Foreign exchange gains and losses recorded as currency translation in fiscal 2013 and 2012 were immaterial. See Note 20 for additional information.

  Commodity Hedges

        As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

        At September 26, 2014 and September 27, 2013, our commodity hedges had notional values of $307 million and $278 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at September 26, 2014 and September 27, 2013.

        As of September 26, 2014 and September 27, 2013, we did not have significant financial assets or liabilities that were measured at fair value on a non-recurring basis. We also did not have significant non-financial assets or liabilities that were measured at fair value as of September 26, 2014 and September 27, 2013.

        Other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. These instruments are recorded on our Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 11 for information regarding the fair value of debt.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2014	2013	2012	2014	2013	2012
	($ in millions)
Service cost	$7	$6	$7	$50	$55	$51
Interest cost	50	46	51	73	70	76
Expected return on plan assets	(63)	(60)	(58)	(71)	(69)	(54)
Amortization of net actuarial loss	25	36	42	24	33	29
Other	—	—	(1)	(3)	(18)	(5)

Net periodic pension benefit cost	$19	$28	$41	$73	$71	$97

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	4.84%	3.98%	4.71%	3.38%	3.27%	4.12%
Expected return on plan assets	7.16%	6.65%	7.10%	5.99%	6.31%	5.43%
Rate of compensation increase	—%	—%	4.00%	2.86%	2.88%	3.01%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2014	2013	2014	2013
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,074	$1,177	$2,181	$2,206
Service cost	7	6	50	55
Interest cost	50	46	73	70
Actuarial (gain) loss	90	(84)	261	48
Benefits and administrative expenses paid	(77)	(69)	(80)	(98)
Currency translation	—	—	(98)	(74)
Other	(1)	(2)	(31)	(26)

Benefit obligation at end of fiscal year	1,143	1,074	2,356	2,181

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	931	941	1,185	1,118
Actual return on plan assets	123	58	106	131
Employer contributions	2	2	89	94
Benefits and administrative expenses paid	(77)	(69)	(80)	(98)
Currency translation	—	—	(37)	(62)
Other	(1)	(1)	(11)	2

Fair value of plan assets at end of fiscal year	978	931	1,252	1,185

Funded status	$(165)	$(143)	$(1,104)	$(996)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$2	$3
Accrued and other current liabilities	(4)	(3)	(21)	(20)
Long-term pension and postretirement liabilities	(161)	(140)	(1,085)	(979)

Net amount recognized	$(165)	$(143)	$(1,104)	$(996)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.34%	4.84%	2.76%	3.38%
Rate of compensation increase	—%	—%	2.87%	2.86%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all U.S. and non-U.S. defined benefit pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2014	2013	2014	2013
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$320	$438	$592	$705
Current year change recorded in accumulated other comprehensive income (loss)	30	(82)	180	(80)
Amortization reclassified to earnings	(25)	(36)	(24)	(33)

Unrecognized net loss at end of fiscal year	$325	$320	$748	$592

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(68)	$(112)
Current year change recorded in accumulated other comprehensive income (loss)	—	—	(4)	37
Amortization reclassified to earnings	—	—	5	7

Unrecognized prior service credit at end of fiscal year	$—	$—	$(67)	$(68)

        Unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for U.S. defined benefit pension plans in fiscal 2014 are principally the result of change in mortality assumptions and decreasing discount rates. Unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for non-U.S. defined benefit pension plans in fiscal 2014 are principally the result of decreasing discount rates. Unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) for U.S. defined benefit pension plans in fiscal 2013 are principally the result of improved discount rates. Unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) for non-U.S. defined benefit pension plans in fiscal 2013 are principally the result of improved asset performance and the effects of currency translation. Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2015 is expected to be $25 million and $37 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2015 is expected to be $5 million.

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

15. Retirement Plans (Continued)

allocation, expected long-term returns, and forward-looking estimates of active portfolio and investment management.

        During fiscal 2012, our investment committee made the decision to change the target asset allocation of the U.S. plans' master trust from a previous target of 30% equity and 70% fixed income to 10% equity and 90% fixed income in an effort to better protect the funded status of the U.S. plans' master trust. Asset reallocation will continue over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 100%. Based on the Pension Act Funded Status as of September 26, 2014, our target asset allocation is 44% equity and 56% fixed income.

        Target weighted-average asset allocation and weighted-average asset allocation for U.S. and non-U.S. pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Target(1)	Fiscal Year End 2014(1)	Fiscal Year End 2013	Target	Fiscal Year End 2014	Fiscal Year End 2013
Asset Category:
Equity securities	44%	45%	45%	47%	48%	43%
Debt securities	56	55	55	28	28	35
Insurance contracts and other investments	—	—	—	23	22	20
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

(1)
Based on our Pension Act Funded Status as of September 26, 2014, equity securities of the U.S. plans' master trust cannot exceed 45%.

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We anticipate that, at a minimum, we will make the minimum required contributions to our pension plans in fiscal 2015 of $4 million to U.S. plans and $77 million to non-U.S. plans.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2015	$69	$76
Fiscal 2016	68	81
Fiscal 2017	68	81
Fiscal 2018	69	83
Fiscal 2019	70	89
Fiscal 2020-2024	367	517

        Set forth below is the accumulated benefit obligation for all U.S. and non-U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	Fiscal Year End		Fiscal Year End
	2014	2013	2014	2013
	(in millions)
Accumulated benefit obligation	$1,143	$1,074	$2,181	$2,021
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,143	1,074	2,125	1,930
Fair value of plan assets	978	931	1,176	1,072
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,143	1,074	2,291	2,120
Fair value of plan assets	978	931	1,185	1,122

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        We value our pension assets based on the fair value hierarchy of ASC 820. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
September 26, 2014:
Equity:
Equity securities:
U.S. equity securities(1)	$210	$—	$—	$210	$67	$—	$—	$67
Non-U.S. equity securities(1)	209	—	—	209	104	—	—	104
Commingled equity funds(2)	—	—	—	—	—	444	—	444
Fixed income:
Government bonds(3)	—	87	—	87	—	211	—	211
Corporate bonds(4)	—	445	—	445	—	19	—	19
Commingled bond funds(5)	—	—	—	—	—	203	—	203
Other(6)	—	13	—	13	—	96	78	174

Subtotal	$419	$545	$—	964	$171	$973	$78	1,222

Items to reconcile to fair value of plan assets(7)				14				30

Fair value of plan assets				$978				$1,252

September 27, 2013:
Equity:
Equity securities:
U.S. equity securities(1)	$237	$—	$—	$237	$57	$—	$—	$57
Non-U.S. equity securities(1)	179	—	—	179	95	—	—	95
Commingled equity funds(2)	—	—	—	—	—	362	—	362
Fixed income:
Government bonds(3)	—	77	—	77	—	143	—	143
Corporate bonds(4)	—	413	—	413	—	119	—	119
Commingled bond funds(5)	—	—	—	—	—	217	—	217
Other(6)	—	14	—	14	1	90	72	163

Subtotal	$416	$504	$—	920	$153	$931	$72	1,156

Items to reconcile to fair value of plan assets(7)				11				29

Fair value of plan assets				$931				$1,185

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

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

(6)
Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2). These values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market based data (level 2). Real estate investments include investments in commingled real estate funds. The investments are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

(7)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

        The following table sets forth a summary of changes in the fair value of Level 3 assets contained in the non-U.S. plans:

	Real Estate	Hedge Funds
	(in millions)
Balance at September 28, 2012	$19	$48
Return on assets held at end of fiscal year	(2)	4
Purchases, sales, and settlements, net	3	—

Balance at September 27, 2013	20	52
Return on assets held at end of fiscal year	1	5

Balance at September 26, 2014	$21	$57

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $61 million for each of fiscal 2014, 2013, and 2012.

  Deferred Compensation Plans and Rabbi Trusts

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $116 million and $99 million at fiscal year end 2014 and 2013, respectively. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        Additionally, we have established rabbi trusts, related to certain acquired companies, through which the assets may be used to pay nonqualified plan benefits. The trusts hold primarily bonds and equities. The rabbi trust assets are subject to the claims of our creditors in the event of our insolvency; plan participants are general creditors of ours with respect to these benefits. The value of the assets held by these trusts, included in other assets on the Consolidated Balance Sheets, was $83 million at fiscal year end 2014 and 2013. Total liabilities related to the assets held by the rabbi trust and reflected on the Consolidated Balance Sheets were $12 million and $13 million at fiscal year end 2014 and 2013, respectively, and include certain deferred compensation liabilities (referred to above), split dollar life insurance policy liabilities, and an unfunded U.S. pension plan. Plan participants are general creditors of ours with respect to these benefits.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65.

        Net periodic postretirement benefit cost was $2 million, $4 million, and $3 million for fiscal 2014, 2013, and 2012, respectively, and consisted primarily of service and interest cost. The weighted-average assumptions used to determine net postretirement benefit cost were as follows:

	Fiscal
	2014	2013	2012
Discount rate	4.85%	3.85%	5.00%
Rate of compensation increase	4.00%	3.35%	4.00%

        The accrued postretirement benefit obligation was $44 million and $39 million at fiscal year end 2014 and 2013, respectively. The fair value of plan assets was $3 million at fiscal year end 2014 and 2013. The underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. The weighted-average assumptions used to determine the postretirement benefit obligation were as follows:

	Fiscal Year End
	2014	2013
Discount rate	4.13%	4.85%
Rate of compensation increase	3.65%	4.00%

        Unrecognized postretirement benefit credits of $1 million and $6 million at fiscal year end 2014 and 2013, respectively, were recorded in accumulated other comprehensive income (loss). Amortization of these balances into net periodic postretirement benefit cost is expected to be insignificant in fiscal 2015.

        Our investment strategy for our postretirement benefit plans is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk. The plan is invested in debt securities, which are considered level 2 in the fair value hierarchy, and equity securities, which are considered level 1 in the fair value hierarchy, and targets an allocation of 50% in each category.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        We anticipate that we will make insignificant contributions to our postretirement benefit plans in fiscal 2015.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be approximately $3 million annually from fiscal 2015 through fiscal 2019 and $13 million in total from fiscal 2020 through fiscal 2024. Health care cost trend assumptions used to determine the postretirement benefit obligation were as follows:

	Fiscal Year End
	2014	2013
Health care cost trend rate assumed for next fiscal year	7.01%	7.33%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Fiscal year the ultimate trend rate is achieved	2029	2029

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(in millions)
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(4)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

        Significant components of the income tax provision (benefit) were as follows:

	Fiscal
	2014	2013	2012
	(in millions)
Current:
U.S.:
Federal	$137	$(295)	$92
State	(3)	(85)	11
Non-U.S.	307	321	194

Current income tax provision (benefit)	441	(59)	297

Deferred:
U.S.:
Federal	(269)	71	(50)
State	1	(1)	4
Non-U.S.	34	(40)	(2)

Deferred income tax provision (benefit)	(234)	30	(48)

Provision (benefit) for income taxes	$207	$(29)	$249

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2014	2013	2012
	(in millions)
U.S.	$(25)	$(238)	$(96)
Non-U.S.	2,021	1,486	1,511

Income from continuing operations before income taxes	$1,996	$1,248	$1,415

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and provision (benefit) for income taxes on continuing operations was as follows:

	Fiscal
	2014	2013	2012
	(in millions)
Notional U.S. federal income tax provision at the statutory rate	$699	$437	$495
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	(1)	(56)	10
Other (income) expense—Tax Sharing Agreement	(23)	64	(18)
Tax law changes	(1)	—	21
Tax credits	(9)	(11)	(9)
Non-U.S. net earnings(1)	(315)	(277)	(225)
Nondeductible charges	7	3	3
Change in accrued income tax liabilities	113	(162)	95
Valuation allowance	(244)	(31)	(107)
Other	(19)	4	(16)

Provision (benefit) for income taxes	$207	$(29)	$249

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        The tax provision for fiscal 2014 reflects income tax benefits of $282 million recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards, partially offset by an income tax charge related to adjustments to prior year income tax returns.

        In fiscal 2014, we acquired SEACON, and its U.S. operations were combined with our ADC U.S. federal consolidated tax group. In addition, the ADC U.S. tax group was combined with other U.S. legal entities and assets. We reassessed the realization of the revised ADC U.S. tax group's tax loss and credit carryforwards. Based upon management's review of forecasted future taxable income of the reorganized combined tax group, we believe it is more likely than not that a tax benefit will be realized on additional U.S. federal and state net operating losses. Accordingly, we reduced the valuation allowance and recorded a tax benefit of $282 million. As of fiscal year end 2014, we continue to maintain a valuation allowance of $75 million related to U.S. federal and state tax attributes of the ADC U.S. tax group due to uncertainty of their realization in the future.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits consisting primarily of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

        The tax provision for fiscal 2012 reflects an income tax benefit of $107 million recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations. In addition, the tax provision for fiscal 2012 reflects $17 million of income tax

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

expense associated with certain non-U.S. tax rate changes enacted in the quarter ended December 30, 2011.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2014	2013
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$275	$320
Tax loss and credit carryforwards	3,374	3,431
Inventories	57	55
Pension and postretirement benefits	276	235
Deferred revenue	12	5
Interest	358	372
Unrecognized income tax benefits	391	364
Other	29	19

	4,772	4,801

Deferred tax liabilities:
Intangible assets	(828)	(778)
Property, plant, and equipment	(25)	(64)
Other	(72)	(38)

	(925)	(880)

Net deferred tax asset before valuation allowance	3,847	3,921
Valuation allowance	(1,721)	(1,816)

Net deferred tax asset	$2,126	$2,105

        At fiscal year end 2014, we had approximately $1,413 million of U.S. federal and $116 million of U.S. state net operating loss carryforwards (tax effected) which will expire in future years through 2034. In addition, at fiscal year end 2014, we had approximately $179 million of U.S. federal tax credit carryforwards, of which $55 million have no expiration and $124 million will expire in future years through 2034, and $38 million of U.S. state tax credits carryforwards which will expire in future years through 2029.

        At fiscal year end 2014, we had approximately $1,586 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $1,416 million have no expiration and $170 million will expire in future years through 2034. Also, at fiscal year end 2014, there were $1 million of non-U.S. tax credit carryforwards which have no expiration. In addition, $41 million of non-U.S. capital loss carryforwards (tax effected) have no expiration.

        The valuation allowance for deferred tax assets of $1,721 million and $1,816 million at fiscal year end 2014 and 2013, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on our Consolidated Balance Sheet. The valuation allowance was calculated in accordance with the provisions of ASC 740, which require that a valuation allowance be established or maintained when it is more likely than not that all or a portion of deferred tax assets will not be realized. At fiscal year end 2014, approximately $118 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

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

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 26, 2014, certain subsidiaries had approximately $18 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of September 26, 2014, we had approximately $5.5 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.7 billion of tax expense would be recognized on our Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

  Uncertain Tax Position Provisions of ASC 740

        As of September 26, 2014, we had total unrecognized income tax benefits of $1,597 million. If recognized in future periods, $1,452 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. As of September 27, 2013, we had total unrecognized income tax benefits of $1,620 million. If recognized in future periods, $1,471 million of these unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2014	2013	2012
	(in millions)
Balance at beginning of fiscal year	$1,620	$1,795	$1,783
Additions related to prior periods tax positions	22	90	41
Reductions related to prior periods tax positions	(57)	(271)	(36)
Additions related to current period tax positions	32	88	31
Acquisitions	7	—	7
Settlements	(14)	(8)	(12)
Reductions due to lapse of applicable statute of limitations	(13)	(74)	(19)

Balance at end of fiscal year	$1,597	$1,620	$1,795

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 26, 2014, we had recorded $1,136 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet, of which $1,115 million was recorded in income taxes and $21 million was recorded in accrued and other current liabilities. As of September 27, 2013, the balance of accrued interest and penalties was $1,018 million, of which $1,015 million was recorded in income taxes and $3 million was recorded in accrued and other current liabilities. During fiscal 2014, 2013, and 2012, we recognized expense of $99 million, benefits of $247 million, and expense of $95 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

        For tax years 1997 through 2000, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. Tyco International's income tax returns for the years 2001 through 2004 remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the period 1997 through 2000. For the undisputed issues for years 2001 through 2004, it is our understanding that Tyco International expects to receive and accept general agreement Forms 870 from the IRS during the first quarter of fiscal 2015. The IRS commenced its audit of certain Tyco International income tax returns for the years 2005 through 2007 in fiscal 2011, and it is our understanding that Tyco International expects the IRS to issue general agreement Forms 870 during the first half of fiscal 2015. Also, during fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015. See Note 13 for additional information regarding the status of IRS examinations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

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

        As of September 26, 2014, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2012 through 2014
Brazil	2009 through 2014
Canada	2002 and 2005 through 2014
China	2004 through 2014
Czech Republic	2010 through 2014
France	2011 through 2014
Germany	2008 through 2014
Hong Kong	2008 through 2014
India	2007 through 2014
Italy	2009 through 2014
Japan	2008 through 2014
Korea	2007 through 2014
Luxembourg	2009 through 2014
Netherlands	2011 through 2014
Portugal	2011 through 2014
Singapore	2009 through 2014
Spain	2010 through 2014
Switzerland	2012 through 2014
United Kingdom	2012 through 2014
U.S.—federal and state and local	1997 through 2014

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $220 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of September 26, 2014.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Other Income (Expense), Net

        In fiscal 2014, 2013, and 2012, we recorded net other income of $63 million, net other expense of $183 million, and net other income of $50 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 for further information regarding the Tax Sharing Agreement. The net other income in fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the period 1997 through 2000. See Note 13 for additional information.

18. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	Fiscal
	2014	2013	2012
	(in millions)
Basic	410	418	426
Dilutive impact of share-based compensation arrangements	7	5	4

Diluted	417	423	430

        The computation of diluted earnings per share for fiscal 2013 and 2012 excludes 3 million and 12 million, respectively, of share options because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. There were no antidilutive share options for fiscal 2014.

19. Equity

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

  Common Shares Held in Treasury

        At September 26, 2014, approximately 11 million common shares were held in treasury, of which 9 million were owned by one of our subsidiaries. At September 27, 2013, approximately 17 million common shares were held in treasury, of which 8 million were owned by one of our subsidiaries. Shares

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Equity (Continued)

held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

        In March 2014, our shareholders approved the cancellation of 10 million shares purchased under our share repurchase program during the period from December 29, 2012 to December 27, 2013. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2014.

        In March 2013, our shareholders approved the cancellation of 10 million shares purchased under our share repurchase program during the period from December 31, 2011 to December 28, 2012. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2013.

        In March 2012, our shareholders approved the cancellation of 24 million shares purchased under our share repurchase program during the period from December 25, 2010 to December 30, 2011. The capital reduction by cancellation of shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2012.

  Contributed Surplus

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. As of September 26, 2014 and September 27, 2013, Swiss Contributed Surplus was CHF 8,862 million and CHF 9,342 million, respectively (equivalent to $7,985 million and $8,520 million, respectively).

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

        In March 2011, our shareholders approved a dividend payment to shareholders of CHF 0.68 (equivalent to $0.72) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2011 through the second quarter of fiscal 2012. We paid the third and fourth installments of the dividend at a rate of $0.18 per share during the quarters ended December 30, 2011 and March 30, 2012, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Equity (Continued)

        In March 2013, our shareholders approved a dividend payment to shareholders of CHF 0.96 (equivalent to $1.00) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2013 through the second quarter of fiscal 2014. We paid the installments of the dividend at a rate of $0.25 per share during each of the quarters ended June 28, 2013, September 27, 2013, December 27, 2013, and March 28, 2014.

        In March 2014, our shareholders approved a dividend payment to shareholders of CHF 1.04 (equivalent to $1.16) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2014 through the second quarter of fiscal 2015. We paid the first and second installments of the dividend at a rate of $0.29 per share during the quarters ended June 27, 2014 and September 26, 2014, respectively.

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At September 26, 2014 and September 27, 2013, the unpaid portion of the dividends and distributions recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $236 million and $206 million, respectively.

  Share Repurchase Program

        During fiscal 2014, our board of directors authorized an increase of $1 billion in the share repurchase program. We repurchased approximately 11 million of our common shares for $604 million, approximately 20 million of our common shares for $829 million, and approximately 6 million of our common shares for $194 million during fiscal 2014, 2013, and 2012, respectively. At September 26, 2014, we had $874 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Accumulated Other Comprehensive Income (Loss)

        The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at September 30, 2011	$1,090	$(612)	$(50)	$428
Net other comprehensive income (loss)	(131)	(114)	24	(221)
Income tax (expense) benefit	—	26	(4)	22

Net other comprehensive income (loss), net of tax	(131)	(88)	20	(199)

Balance at September 28, 2012	959	(700)	(30)	229
Net other comprehensive income (loss)	(28)	204	(36)	140
Income tax (expense) benefit	—	(73)	7	(66)

Net other comprehensive income (loss), net of tax	(28)	131	(29)	74

Balance at September 27, 2013	931	(569)	(59)	303
Other comprehensive loss before reclassifications	(216)	(211)	(35)	(462)
Amounts reclassified from accumulated other comprehensive income (loss)	5	44	49	98
Income tax (expense) benefit	—	44	—	44

Net other comprehensive income (loss), net of tax	(211)	(123)	14	(320)

Balance at September 26, 2014	$720	$(692)	$(45)	$(17)

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

21. Share Plans

        Equity awards (primarily restricted share awards, performance share awards, and share options) granted by us are administered by the management development and compensation committee of our board of directors, which consists exclusively of independent directors. Our plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options, restricted and performance units, deferred stock units, and other share-based awards (collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of September 26, 2014, our plans provided for a maximum of 67 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 23 million shares remained available for issuance under our plans as of September 26, 2014.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

  Share-Based Compensation Expense

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was $84 million, $78 million, and $68 million during fiscal 2014, 2013, and 2012, respectively. We have recognized a related tax benefit associated with our share-based compensation arrangements of $26 million, $24 million, and $21 million in fiscal 2014, 2013, and 2012, respectively.

  Restricted Share Awards

        Restricted share awards, which are generally in the form of restricted share units, are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. All restrictions on an award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted units have no voting rights, but do receive dividend equivalents. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee.

        A summary of restricted share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 27, 2013	3,983,925	$33.50
Granted	1,281,684	52.21
Vested	(1,615,343)	31.93
Forfeited	(252,438)	40.45

Nonvested at September 26, 2014	3,397,828	$40.79

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2014, 2013, and 2012 was $52.21, $34.69, and $34.63, respectively.

        As of September 26, 2014, there was $83 million of unrecognized compensation cost related to nonvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.6 years.

  Performance Share Awards

        Performance share awards, which are generally in the form of performance share units, are granted with pay-out subject to vesting requirements and certain performance conditions that are determined at the time of grant. Based on our performance, the pay-out of performance share units can range from 0% to 200% of the number of units originally granted. Certain employees who receive performance share awards also are granted an opportunity to earn additional performance shares subject to the attainment of additional performance criteria which are set at the time of grant. Attainment of the performance criteria will result in an additional pay-out of performance share units equal to 100% of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

the performance share units paid out under the original performance share award. The grant-date fair value of performance share awards is expensed over the period of performance once achievement of the performance criteria is deemed probable. Recipients of performance share units have no voting rights but do receive dividend equivalents. Performance share awards generally vest after a period of three years as determined by the management development and compensation committee.

        A summary of performance share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at September 27, 2013	311,419	$34.17
Granted	214,941	51.63
Forfeited	(15,872)	34.05

Outstanding at September 26, 2014	510,488	$41.53

        The weighted-average grant-date fair value of performance share awards granted during fiscal 2014 and 2013 was $51.63 and $34.16, respectively. There were no performance share awards granted in fiscal 2012.

        As of September 26, 2014, there was $14 million of unrecognized compensation cost related to nonvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.5 years.

  Share Options

        Share options are granted to purchase our common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and expire ten years after the date of grant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

        A summary of share option award activity is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 27, 2013	15,831,864	$32.18
Granted	1,617,900	51.78
Exercised	(5,118,309)	30.14
Expired	(127,826)	49.97
Forfeited	(255,045)	36.91

Outstanding at September 26, 2014	11,948,584	$35.41	6.1	$280

Vested and expected to vest at September 26, 2014	11,539,646	$35.21	6.1	$272
Exercisable at September 26, 2014	6,530,629	$32.00	4.5	$175

        The weighted-average exercise price of share option awards granted during fiscal 2014, 2013, and 2012 were $51.78, $34.27, and $34.49, respectively.

        As of September 26, 2014, there was $38 million of unrecognized compensation cost related to nonvested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Prior to fiscal 2014, we calculated the grant-date fair value of our share option awards utilizing the historical share volatility of a composite of our peers and implied volatility derived from exchange-traded options on that same composite of peers. Effective for fiscal 2014, as a result of now having historical share price information for a period of time equal to our expected option life assumption, we began to employ our historical share volatility when calculating the grant-date fair value of our share option grants using the Black-Scholes-Merton option pricing model. Currently, we do not have exchange-traded options of sufficient duration to employ an implied volatility assumption in the calculation and therefore rely solely on the historical volatility calculation. The change in methodology did not have a significant impact on share-based compensation expense during fiscal 2014. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term that approximated the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The recognized share-based compensation expense was net of estimated forfeitures, which are based on voluntary termination behavior as well as an analysis of actual option forfeitures.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2014	2013	2012
Weighted-average grant-date fair value	$16.81	$8.62	$9.49
Assumptions:
Expected share price volatility	39%	34%	36%
Risk free interest rate	1.8%	0.9%	1.3%
Expected annual dividend per share	$1.00	$0.84	$0.84
Expected life of options (in years)	6.0	6.0	6.0

        The total intrinsic value of options exercised during fiscal 2014, 2013, and 2012 was $136 million, $69 million, and $31 million, respectively. The total fair value of restricted share awards that vested during fiscal 2014, 2013, and 2012 was $52 million, $51 million, and $42 million, respectively. We received cash related to the exercise of options of $156 million, $214 million, and $60 million in fiscal 2014, 2013, and 2012, respectively. The related excess cash tax benefit classified as a financing cash inflow on the Consolidated Statements of Cash Flows for fiscal 2014, 2013, and 2012 was not material.

22. Segment and Geographic Data

        During fiscal 2014, we realigned certain businesses within our segment reporting structure to better align our product portfolio. We continue to operate through four reporting segments: Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions. See Note 1 for a description of the segments in which we operate. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers.

        Segment performance is evaluated based on net sales and operating income. Generally, we consider all expenses to be of an operating nature and, accordingly, allocate them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Intersegment sales were not material and were recorded at selling prices that approximate market prices. Corporate assets are allocated to the segments based on segment assets.

        The following segment information reflects our current segment reporting structure. Prior period segment results have been restated to conform to the current segment reporting structure.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment and Geographic Data (Continued)

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2014	2013	2012	2014	2013	2012
	(in millions)
Transportation Solutions	$6,090	$5,485	$5,128	$1,283	$972	$754
Industrial Solutions	3,302	3,099	3,101	446	362	394
Network Solutions	2,918	3,066	3,310	163	136	247
Consumer Solutions	1,602	1,630	1,743	153	86	123

Total	$13,912	$13,280	$13,282	$2,045	$1,556	$1,518

        No single customer accounted for a significant amount of our net sales in fiscal 2014, 2013, and 2012.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2014	2013	2012	2014	2013	2012
	(in millions)
Transportation Solutions	$291	$296	$264	$378	$325	$285
Industrial Solutions	103	97	99	142	110	73
Network Solutions	100	122	143	93	86	102
Consumer Solutions	123	92	103	60	94	73

Total	$617	$607	$609	$673	$615	$533

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment and Geographic Data (Continued)

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2014	2013	2012
	(in millions)
Transportation Solutions	$3,052	$2,974	$2,869
Industrial Solutions	1,734	1,635	1,596
Network Solutions	1,666	1,684	1,853
Consumer Solutions	858	958	1,046

Total segment assets(1)	7,310	7,251	7,364
Other current assets	3,360	2,224	2,352
Other non-current assets	9,482	8,986	9,590

Total assets	$20,152	$18,461	$19,306

(1)
Segment assets are composed of accounts receivable, inventories, and property, plant, and equipment.

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2014	2013	2012	2014	2013	2012
	(in millions)
Europe/Middle East/Africa:
Switzerland	$4,006	$3,689	$3,719	$54	$54	$52
Germany	126	123	120	330	356	339
Other Europe/Middle East/Africa	792	750	663	697	702	692

Total Europe/Middle East/Africa	4,924	4,562	4,502	1,081	1,112	1,083

Asia–Pacific:
China	2,436	2,197	2,159	512	516	432
Other Asia–Pacific	2,132	2,144	2,333	478	500	572

Total Asia–Pacific	4,568	4,341	4,492	990	1,016	1,004

Americas:
U.S.	3,867	3,811	3,664	923	958	1,042
Other Americas	553	566	624	132	80	84

Total Americas	4,420	4,377	4,288	1,055	1,038	1,126

Total	$13,912	$13,280	$13,282	$3,126	$3,166	$3,213

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(3)
	(in millions, except per share data)
Net sales	$3,326	$3,431	$3,580	$3,575	$3,134	$3,265	$3,449	$3,432
Gross margin	1,117	1,173	1,204	1,198	989	1,052	1,132	1,156
Acquisition and integration costs	—	1	1	29	5	3	3	3
Restructuring and other charges, net	7	21	14	17	92	81	67	71
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	355	364	405	665	279	278	332	387
Income (loss) from discontinued operations, net of income taxes	(2)	(2)	(2)	(2)	(2)	(1)	3	—
Net income	353	362	403	663	277	277	335	387
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.86	$0.89	$0.99	$1.63	$0.66	$0.66	$0.80	$0.94
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	0.01	—
Net income	0.86	0.88	0.99	1.62	0.66	0.66	0.81	0.94
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.85	$0.87	$0.97	$1.60	$0.65	$0.66	$0.79	$0.92
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—	—	0.01	—
Net income	0.84	0.87	0.97	1.59	0.65	0.65	0.80	0.92
Weighted-average number of shares outstanding:
Basic	411	410	409	409	422	420	415	413
Diluted	418	417	416	416	426	424	421	420

(1)
Results for the fourth quarter of fiscal 2014 include $282 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards.

(2)
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

(3)
Results for the fourth quarter of fiscal 2013 include $63 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Event

        On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, Inc. ("Measurement Specialties"), a leading global designer and manufacturer of sensors and sensor-based systems, for $86 in cash per share. The total value paid, which included the repayment of debt, was approximately $1.7 billion, net of cash acquired. Measurement Specialties offers a broad portfolio of technologies including pressure, vibration, force, temperature, humidity, ultrasonics, position, and fluid sensors, for a wide range of applications and industries. This business will be reported as part of our Transportation Solutions segment.

        We have not yet completed the initial accounting for this business combination, including obtaining all of the information required for the valuation of contingencies, intangible assets, and goodwill. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. The amounts recognized for the major classes of assets acquired and liabilities assumed as of the acquisition date and the pro forma revenue and earnings of the combined entity will be included in our Form 10-Q for the quarter ending December 26, 2014.

25. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,912	$—	$13,912
Cost of sales	—	—	9,220	—	9,220

Gross margin	—	—	4,692	—	4,692
Selling, general, and administrative expenses, net(1)	131	1,877	(126)	—	1,882
Research, development, and engineering expenses	—	—	675	—	675
Acquisition and integration costs	—	—	31	—	31
Restructuring and other charges, net	—	—	59	—	59

Operating income (loss)	(131)	(1,877)	4,053	—	2,045
Interest income	—	—	19	—	19
Interest expense	—	(126)	(5)	—	(131)
Other income (expense), net	18	(3)	48	—	63
Equity in net income of subsidiaries	1,904	3,847	—	(5,751)	—
Equity in net loss of subsidiaries of discontinued operations	(8)	(8)	—	16	—
Intercompany interest income (expense), net	(2)	63	(61)	—	—

Income from continuing operations before income taxes	1,781	1,896	4,054	(5,735)	1,996
Income tax expense	—	—	(207)	—	(207)

Income from continuing operations	1,781	1,896	3,847	(5,735)	1,789
Loss from discontinued operations, net of income taxes	—	—	(8)	—	(8)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,781	1,896	3,839	(5,735)	1,781
Other comprehensive loss	(320)	(320)	(328)	648	(320)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,461	$1,576	$3,511	$(5,087)	$1,461

(1)
TEGSA selling, general, and administrative expenses include losses of $1,874 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,280	$—	$13,280
Cost of sales	—	—	8,951	—	8,951

Gross margin	—	—	4,329	—	4,329
Selling, general, and administrative expenses	156	3	1,614	—	1,773
Research, development, and engineering expenses	—	—	675	—	675
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	311	—	311

Operating income (loss)	(156)	(3)	1,715	—	1,556
Interest income	—	—	17	—	17
Interest expense	—	(135)	(7)	—	(142)
Other expense, net	—	—	(183)	—	(183)
Equity in net income of subsidiaries	1,445	1,533	—	(2,978)	—
Intercompany interest income (expense), net	(13)	54	(41)	—	—

Income from continuing operations before income taxes	1,276	1,449	1,501	(2,978)	1,248
Income tax (expense) benefit	—	(4)	33	—	29

Net income	1,276	1,445	1,534	(2,978)	1,277
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,276	1,445	1,533	(2,978)	1,276
Other comprehensive income	74	74	64	(138)	74

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,350	$1,519	$1,597	$(3,116)	$1,350

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 28, 2012

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,282	$—	$13,282
Cost of sales	—	—	9,236	—	9,236

Gross margin	—	—	4,046	—	4,046
Selling, general, and administrative expenses, net(1)	102	(122)	1,705	—	1,685
Research, development, and engineering expenses	—	—	688	—	688
Acquisition and integration costs	1	2	24	—	27
Restructuring and other charges, net	—	—	128	—	128

Operating income (loss)	(103)	120	1,501	—	1,518
Interest income	—	—	23	—	23
Interest expense	—	(168)	(8)	—	(176)
Other income, net	—	—	50	—	50
Equity in net income of subsidiaries	1,277	1,256	—	(2,533)	—
Equity in net loss of subsidiaries of discontinued operations	(51)	(51)	—	102	—
Intercompany interest income (expense), net	(11)	69	(58)	—	—

Income from continuing operations before income taxes	1,112	1,226	1,508	(2,431)	1,415
Income tax expense	—	—	(249)	—	(249)

Income from continuing operations	1,112	1,226	1,259	(2,431)	1,166
Loss from discontinued operations, net of income taxes	—	—	(51)	—	(51)

Net income	1,112	1,226	1,208	(2,431)	1,115
Less: net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,112	1,226	1,205	(2,431)	1,112
Other comprehensive loss	(199)	(199)	(203)	402	(199)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$913	$1,027	$1,002	$(2,029)	$913

(1)
TEGSA selling, general, and administrative expenses include gains of $125 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$1	$2,456	$—	$2,457
Accounts receivable, net	—	—	2,439	—	2,439
Inventories	—	—	1,745	—	1,745
Intercompany receivables	932	230	30	(1,192)	—
Prepaid expenses and other current assets	6	3	558	—	567
Deferred income taxes	—	—	336	—	336

Total current assets	938	234	7,564	(1,192)	7,544
Property, plant, and equipment, net	—	—	3,126	—	3,126
Goodwill	—	—	4,595	—	4,595
Intangible assets, net	—	—	1,329	—	1,329
Deferred income taxes	—	—	2,058	—	2,058
Investment in subsidiaries	8,602	19,966	—	(28,568)	—
Intercompany loans receivable	20	2,160	9,883	(12,063)	—
Receivable from Tyco International Ltd. and Covidien plc	—	—	1,037	—	1,037
Other assets	—	30	433	—	463

Total Assets	$9,560	$22,390	$30,025	$(41,823)	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$577	$90	$—	$667
Accounts payable	1	—	1,390	—	1,391
Accrued and other current liabilities	282	50	1,385	—	1,717
Deferred revenue	—	—	179	—	179
Intercompany payables	260	—	932	(1,192)	—

Total current liabilities	543	627	3,976	(1,192)	3,954
Long-term debt	—	3,281	—	—	3,281
Intercompany loans payable	4	9,880	2,179	(12,063)	—
Long-term pension and postretirement liabilities	—	—	1,287	—	1,287
Deferred income taxes	—	—	240	—	240
Income taxes	—	—	2,045	—	2,045
Other liabilities	—	—	332	—	332

Total Liabilities	547	13,788	10,059	(13,255)	11,139

Total Equity	9,013	8,602	19,966	(28,568)	9,013

Total Liabilities and Equity	$9,560	$22,390	$30,025	$(41,823)	$20,152

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(296)	$1,829	$2,444	$(1,882)	$2,095
Net cash used in discontinued operating activities	—	—	(12)	—	(12)

Net cash provided by (used in) operating activities	(296)	1,829	2,432	(1,882)	2,083
Cash Flows From Investing Activities:
Capital expenditures	—	—	(673)	—	(673)
Proceeds from sale of property, plant, and equipment	—	—	129	—	129
Acquisition of business, net of cash acquired	—	—	(528)	—	(528)
Intercompany distribution receipts(1)	—	99	—	(99)	—
Change in intercompany loans	—	347	—	(347)	—
Other	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	—	446	(1,075)	(446)	(1,075)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	67	(3,259)	3,192	—	—
Net decrease in commercial paper	—	(23)	—	—	(23)
Proceeds from issuance of long-term debt	—	1,322	—	—	1,322
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	156	—	156
Repurchase of common shares	(127)	—	(451)	—	(578)
Payment of common share dividends to shareholders	(452)	—	9	—	(443)
Intercompany distributions(1)	—	—	(1,981)	1,981	—
Loan activity with parent	808	—	(1,155)	347	—
Other	—	(11)	(10)	—	(21)

Net cash provided by (used in) continuing financing activities	296	(2,274)	(297)	2,328	53
Net cash provided by discontinued financing activities	—	—	12	—	12

Net cash provided by (used in) financing activities	296	(2,274)	(285)	2,328	65

Effect of currency translation on cash	—	—	(19)	—	(19)
Net increase in cash and cash equivalents	—	1	1,053	—	1,054
Cash and cash equivalents at beginning of fiscal year	—	—	1,403	—	1,403

Cash and cash equivalents at end of fiscal year	$—	$1	$2,456	$—	$2,457

(1)
During fiscal 2014, other subsidiaries made distributions to TEGSA in the amount of $1,981 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$3,621	$1,972	$2,331	$(5,876)	$2,048
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by operating activities	3,621	1,972	2,329	(5,876)	2,046
Cash Flows From Investing Activities:
Capital expenditures	—	—	(615)	—	(615)
Proceeds from sale of property, plant, and equipment	1	—	38	—	39
Acquisition of business, net of cash acquired	—	—	(6)	—	(6)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	14	—	14
Intercompany distribution receipts(1)	—	1,100	—	(1,100)	—
Change in intercompany loans	—	1,566	—	(1,566)	—
Other	(3)	—	26	—	23

Net cash provided by (used in) investing activities	(2)	2,666	(543)	(2,666)	(545)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	(826)	(174)	1,000	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	(1)	—	(715)
Proceeds from exercise of share options	—	—	214	—	214
Repurchase of common shares	(602)	—	(242)	—	(844)
Payment of common share dividends and cash distributions to shareholders	(391)	—	7	—	(384)
Intercompany distributions(1)	—	(3,800)	(3,176)	6,976	—
Loan activity with parent	(1,800)	—	234	1,566	—
Other	—	—	(1)	—	(1)

Net cash used in continuing financing activities	(3,619)	(4,638)	(1,965)	8,542	(1,680)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash used in financing activities	(3,619)	(4,638)	(1,963)	8,542	(1,678)

Effect of currency translation on cash	—	—	(9)	—	(9)
Net decrease in cash and cash equivalents	—	—	(186)	—	(186)
Cash and cash equivalents at beginning of fiscal year	—	—	1,589	—	1,589

Cash and cash equivalents at end of fiscal year	$—	$—	$1,403	$—	$1,403

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

  Personnel Expenses

        Total personnel expenses were $3,849 million and $3,967 million in fiscal 2014 and 2013, respectively.

  Fire Insurance Value

        The fire insurance values of property, plant, and equipment were $11,438 million and $11,641 million at fiscal year end 2014 and 2013, respectively.

  Risk Assessment

        Our board of directors is responsible for appraising our major risks and overseeing that appropriate risk management and control procedures are in place. The audit committee of the board of directors meets to review and discuss, as determined to be appropriate, our major financial and accounting risk exposures and related policies and practices with management, the internal auditor, and the independent registered public accountants to assess and control such exposures, and assist the board in fulfilling its oversight responsibilities regarding our policies and guidelines with respect to risk assessment and risk management.

        Our risk assessment process was in place during fiscal 2014 and 2013 and followed by the board of directors.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 26, 2014, September 27, 2013, and September 28, 2012

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2014
Allowance for doubtful accounts receivable	$48	$6	$—	$(19)	$35
Valuation allowance on deferred tax assets	1,816	285	—	(380)	1,721
Fiscal 2013
Allowance for doubtful accounts receivable	$41	$11	$—	$(4)	$48
Valuation allowance on deferred tax assets	1,719	323	—	(226)	1,816
Fiscal 2012
Allowance for doubtful accounts receivable	$38	$7	$2	$(6)	$41
Valuation allowance on deferred tax assets	1,921	54	31	(287)	1,719