Form 10-Q
period 2014-12-26
TE Connectivity Ltd.
filed 2015-01-28
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2014
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

                The number of common shares outstanding as of January 23, 2015 was 406,220,867.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions, except per share data)
Net sales	$3,466	$3,326
Cost of sales	2,295	2,209

Gross margin	1,171	1,117
Selling, general, and administrative expenses	459	467
Research, development, and engineering expenses	184	164
Acquisition and integration costs	24	—
Restructuring and other charges, net	27	7

Operating income	477	479
Interest income	5	5
Interest expense	(35)	(34)
Other income (expense), net	(70)	32

Income from continuing operations before income taxes	377	482
Income tax (expense) benefit	95	(127)

Income from continuing operations	472	355
Loss from discontinued operations, net of income taxes	—	(2)

Net income attributable to TE Connectivity Ltd.	$472	$353

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$1.16	$0.86
Net income	1.16	0.86
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$1.14	$0.85
Net income	1.14	0.84
Dividends paid per common share	$0.29	$0.25
Weighted-average number of shares outstanding:
Basic	407	411
Diluted	413	418

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Net income attributable to TE Connectivity Ltd.	$472	$353
Other comprehensive income (loss):
Currency translation	(211)	20
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	10	7
Loss on cash flow hedges, net of income taxes	(5)	(3)

Other comprehensive income (loss)	(206)	24

Comprehensive income attributable to TE Connectivity Ltd.	$266	$377

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 26, 2014	September 26, 2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$868	$2,457
Accounts receivable, net of allowance for doubtful accounts of $37 and $35, respectively	2,349	2,439
Inventories	1,942	1,745
Prepaid expenses and other current assets	551	567
Deferred income taxes	335	336

Total current assets	6,045	7,544
Property, plant, and equipment, net	3,118	3,126
Goodwill	5,638	4,595
Intangible assets, net	1,830	1,329
Deferred income taxes	2,092	2,058
Receivable from Tyco International plc and Covidien plc	956	1,037
Other assets	474	463

Total Assets	$20,153	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$937	$667
Accounts payable	1,382	1,391
Accrued and other current liabilities	1,436	1,717
Deferred revenue	121	179

Total current liabilities	3,876	3,954
Long-term debt	3,286	3,281
Long-term pension and postretirement liabilities	1,257	1,287
Deferred income taxes	304	240
Income taxes	1,915	2,045
Other liabilities	345	332

Total Liabilities	10,983	11,139

Commitments and contingencies (Note 9)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 419,070,781 shares authorized and issued, CHF 0.57 par value	184	184
Contributed surplus	5,181	5,231
Accumulated earnings	4,725	4,253
Treasury shares, at cost, 12,139,242 and 11,383,631 shares, respectively	(703)	(644)
Accumulated other comprehensive loss	(223)	(17)

Total TE Connectivity Ltd. shareholders' equity	9,164	9,007
Noncontrolling interests	6	6

Total Equity	9,170	9,013

Total Liabilities and Equity	$20,153	$20,152

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income (Loss)	TE Connectivity Ltd. Shareholders' Equity
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	472	—	472	—	472
Other comprehensive loss	—	—	—	—	—	—	(206)	(206)	—	(206)
Share-based compensation expense	—	—	—	—	25	—	—	25	—	25
Exercise of share options	—	—	—	16	—	—	—	16	—	16
Restricted share award vestings and other activity	—	—	1	66	(75)	—	—	(9)	—	(9)
Repurchase of common shares	—	—	(2)	(141)	—	—	—	(141)	—	(141)

Balance at December 26, 2014	419	$184	(12)	$(703)	$5,181	$4,725	$(223)	$9,164	$6	$9,170

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386
Net income	—	—	—	—	—	353	—	353	—	353
Other comprehensive income	—	—	—	—	—	—	24	24	—	24
Share-based compensation expense	—	—	—	—	22	—	—	22	—	22
Exercise of share options	—	—	2	57	—	—	—	57	—	57
Restricted share award vestings and other activity	—	—	1	50	(58)	—	—	(8)	—	(8)
Repurchase of common shares	—	—	(4)	(212)	—	—	—	(212)	—	(212)

Balance at December 27, 2013	429	$189	(18)	$(825)	$6,100	$2,825	$327	$8,616	$6	$8,622

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Cash Flows From Operating Activities:
Net income attributable to TE Connectivity Ltd.	$472	$353
Loss from discontinued operations, net of income taxes	—	2

Income from continuing operations	472	355
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	175	149
Non-cash restructuring charges	15	3
Deferred income taxes	(67)	31
Provision for losses on accounts receivable and inventories	25	23
Tax sharing (income) expense	69	(34)
Share-based compensation expense	25	22
Other	30	22
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	98	27
Inventories	(170)	(97)
Prepaid expenses and other current assets	24	23
Accounts payable	(21)	(19)
Accrued and other current liabilities	(232)	(144)
Income taxes	(115)	40
Deferred revenue	(56)	9
Other	23	(23)

Net cash provided by continuing operating activities	295	387
Net cash used in discontinued operating activities	—	(2)

Net cash provided by operating activities	295	385

Cash Flows From Investing Activities:
Capital expenditures	(142)	(133)
Proceeds from sale of property, plant, and equipment	5	12
Acquisition of businesses, net of cash acquired	(1,511)	—
Other	(3)	(2)

Net cash used in investing activities	(1,651)	(123)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	270	(25)
Proceeds from issuance of long-term debt	—	323
Repayment of long-term debt	(223)	(303)
Proceeds from exercise of share options	16	57
Repurchase of common shares	(155)	(210)
Payment of common share dividends to shareholders	(118)	(103)
Other	1	(3)

Net cash used in continuing financing activities	(209)	(264)
Net cash provided by discontinued financing activities	—	2

Net cash used in financing activities	(209)	(262)

Effect of currency translation on cash	(24)	(6)
Net decrease in cash and cash equivalents	(1,589)	(6)
Cash and cash equivalents at beginning of period	2,457	1,403

Cash and cash equivalents at end of period	$868	$1,397

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

              The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us, " or "our") have been prepared in United States ("U.S.") dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

              The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

              Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2015 and fiscal 2014 are to our fiscal years ending September 25, 2015 and September 26, 2014, respectively.

2. Restructuring and Other Charges, Net

              Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Transportation Solutions	$1	$1
Industrial Solutions	2	1
Network Solutions	1	5
Consumer Solutions	23	—

Restructuring charges, net	$27	$7

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

              Activity in our restructuring reserves during the first quarter of fiscal 2015 is summarized as follows:

	Balance at September 26, 2014	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 26, 2014
	(in millions)
Fiscal 2015 Actions:
Employee severance	$—	$11	$—	$(3)	$—	$—	$8
Property, plant, and equipment	—	14	—	—	(14)	—	—

Total	—	25	—	(3)	(14)	—	8

Fiscal 2014 Actions:
Employee severance	16	—	—	(2)	—	—	14
Facility and other exit costs	1	—	—	—	—	—	1

Total	17	—	—	(2)	—	—	15

Pre-Fiscal 2014 Actions:
Employee severance	84	1	(1)	(14)	—	(4)	66
Facility and other exit costs	22	1	—	(3)	—	—	20
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	106	3	(1)	(17)	(1)	(4)	86

Total Activity	$123	$28	$(1)	$(22)	$(15)	$(4)	$109

    Fiscal 2015 Actions

              During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Consumer Solutions segment. In connection with this program, during the quarter ended December 26, 2014, we recorded restructuring charges of $25 million. We expect to complete all restructuring actions commenced in the first quarter of fiscal 2015 by the end of fiscal 2016 and to incur total charges of approximately $27 million.

    Fiscal 2014 Actions

              During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. In connection with this program, during the quarter ended December 27, 2013, we recorded restructuring charges of $3 million. We did not incur any charges during the quarter ended December 26, 2014. We do not expect to incur any additional expense related to restructuring actions commenced in fiscal 2014.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

    Pre-Fiscal 2014 Actions

              During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, during fiscal 2012, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. During the quarters ended December 26, 2014 and December 27, 2013, we recorded net restructuring charges of $2 million and $4 million, respectively, related to pre-fiscal 2014 actions. We do not expect to incur any additional significant charges related to pre-fiscal 2014 actions.

    Total Restructuring Reserves

              Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	December 26, 2014	September 26, 2014
	(in millions)
Accrued and other current liabilities	$80	$92
Other liabilities	29	31

Restructuring reserves	$109	$123

3. Acquisition

              On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, Inc. ("Measurement Specialties"), a leading global designer and manufacturer of sensors and sensor-based systems, for $86.00 in cash per share. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Measurement Specialties offers a broad portfolio of technologies including pressure, vibration, force, temperature, humidity, ultrasonics, position, and fluid sensors, for a wide range of applications and industries. This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

              The Measurement Specialties acquisition was accounted for under the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations. We have preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation during the second quarter of fiscal 2015.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Acquisition (Continued)

              The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$37
Accounts receivable	84
Inventories	111
Other current assets	18
Property, plant, and equipment	82
Goodwill	1,071
Intangible assets	561
Other non-current assets	9

Total assets acquired	1,973

Current maturities of long-term debt	20
Accounts payable	48
Other current liabilities	66
Long-term debt	203
Deferred income taxes	105
Other non-current liabilities	10

Total liabilities assumed	452

Net assets acquired	1,521
Cash and cash equivalents acquired	(37)

Net cash paid	$1,484

              The fair values assigned to intangible assets were preliminarily determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. Both valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Acquisition (Continued)

              Intangible assets acquired consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$390	18
Developed technology	154	9
Trade names and trademarks	5	1
Customer order backlog	12	<1

Total	$561	15

              The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

              Goodwill of $1,071 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Measurement Specialties completed certain acquisitions that resulted in goodwill with an estimated value of $23 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2030.

              During the first quarter of fiscal 2015, Measurement Specialties contributed net sales of $125 million and an operating loss of $28 million to our Condensed Consolidated Statement of Operations. The operating loss included charges of $26 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog, acquisition costs of $13 million, and integration costs of $2 million.

    Pro Forma Financial Information

              The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions, except per share data)
Net sales	$3,485	$3,430
Net income attributable to TE Connectivity Ltd.	493	341
Diluted earnings per share attributable to TE Connectivity Ltd	$1.19	$0.82

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Acquisition (Continued)

              The pro forma financial information is based on our preliminary allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

              Pro forma results for the quarter ended December 26, 2014 were adjusted to exclude $16 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $8 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, and $5 million of charges related to acquired customer order backlog. Pro forma results for the quarter ended December 26, 2014 were also adjusted to include $1 million of interest expense based on pro forma changes in our capital structure.

              Pro forma results for the quarter ended December 27, 2013 were adjusted to include $11 million of charges related to the fair value adjustment to acquisition-date inventories, $6 million of charges related to acquired customer order backlog, $3 million of interest expense based on pro forma changes in our capital structure, and $1 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position. In addition, pro forma results for the quarter ended December 27, 2013 were adjusted to exclude $1 million of charges related to the amortization of the fair value of acquired intangible assets.

              Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014.

4. Inventories

              Inventories consisted of the following:

	December 26, 2014	September 26, 2014
	(in millions)
Raw materials	$314	$257
Work in progress	654	620
Finished goods	974	868

Inventories	$1,942	$1,745

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Goodwill

              The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Network Solutions	Consumer Solutions	Total
	(in millions)
September 26, 2014(1)	$834	$2,165	$970	$626	$4,595
Acquisitions	1,072	22	—	—	1,094
Currency translation	(9)	(24)	(11)	(7)	(51)

December 26, 2014(1)	$1,897	$2,163	$959	$619	$5,638

(1)
At December 26, 2014 and September 26, 2014, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, Network Solutions, and Consumer Solutions segments were $2,191 million, $669 million, $1,236 million, and $579 million, respectively.

              During the first quarter of fiscal 2015, we completed the acquisition of Measurement Specialties and recognized $1,071 million of goodwill which benefits the Transportation Solutions segment. See Note 3 for additional information on the acquisition of Measurement Specialties.

6. Intangible Assets, Net

              Intangible assets consisted of the following:

	December 26, 2014			September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,377	$(579)	$798	$1,216	$(559)	$657
Customer relationships	1,175	(169)	1,006	784	(142)	642
Other	41	(15)	26	44	(14)	30

Total	$2,593	$(763)	$1,830	$2,044	$(715)	$1,329

              During the first quarter of fiscal 2015, the gross carrying amount of intangible assets increased by $561 million as a result of the Measurement Specialties acquisition. Intangible asset amortization expense was $50 million and $28 million for the quarters ended December 26, 2014 and December 27, 2013, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Intangible Assets, Net (Continued)

              The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2015	$134
Fiscal 2016	169
Fiscal 2017	165
Fiscal 2018	164
Fiscal 2019	160
Fiscal 2020	158
Thereafter	880

Total	$1,830

7. Debt

              As of December 26, 2014, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $597 million of commercial paper outstanding at a weighted-average interest rate of 0.43%. TEGSA had $327 million of commercial paper outstanding at a weighted-average interest rate of 0.30% at September 26, 2014.

              The fair value of our debt, based on indicative valuations, was approximately $4,495 million and $4,214 million at December 26, 2014 and September 26, 2014, respectively.

8. Guarantees

    Tax Sharing Agreement

              Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

              Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. At December 26, 2014 and September 26, 2014, we had a liability of $21 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

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

              At December 26, 2014, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $356 million.

              In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

              We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $31 million at December 26, 2014 and September 26, 2014.

9. Commitments and Contingencies

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

              At December 26, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. In November 2014, sellers filed their pre-trial statements with the court claiming no less than $135 million, representing the $80 million contingent purchase price commitment plus interest and costs. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

    Income Tax Matters

              The Tax Sharing Agreement generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See Note 8 for additional information regarding the Tax Sharing Agreement.

              In October 2012, the Internal Revenue Service ("IRS") issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue that remains in dispute. The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

              A U.S. Tax Court trial date of February 29, 2016 has been set and the parties are engaged in discovery. We do not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

              If the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, and cash flows. We have reviewed the Notices of Deficiency, the relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, and we continue to believe that we are appropriately reserved for these matters.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

              In the first quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed issue involving certain intercompany loans originated during the years 1997 through 2000. As a result of these developments, in the first quarter of fiscal 2015, we recognized an income tax benefit of $189 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $83 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

              During the first quarter of fiscal 2015, we made net payments of $4 million related to pre-separation U.S. tax matters. Over the next twelve months, we expect to make net cash payments of approximately $50 million in connection with pre-separation U.S. tax matters.

              During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015.

              At December 26, 2014 and September 26, 2014, we have reflected $55 million and $51 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

              We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

    Environmental Matters

              We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 26, 2014, we concluded that it was probable that we would incur remedial costs in the range of $17 million to $40 million. As of December 26, 2014, we concluded that the best estimate within this range was $21 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

10. Financial Instruments

    Hedges of Net Investment

              We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $2,944 million and $2,893 million at December 26, 2014 and September 26, 2014, respectively. We recorded foreign exchange gains of $130 million in the quarter ended December 26, 2014 as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange gains or losses attributable to the translation of the net investment. Foreign exchange gains and losses recorded as currency translation for the quarter ended December 27, 2013 were immaterial.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Financial Instruments (Continued)

    Commodity Hedges

              At December 26, 2014 and September 26, 2014, we had commodity hedges with notional values of $329 million and $307 million, respectively.

11. Retirement Plans

              The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(in millions)
Service cost	$2	$2	$13	$13
Interest cost	12	13	16	18
Expected return on plan assets	(17)	(16)	(20)	(18)
Amortization of net actuarial loss	7	6	9	6
Amortization of prior service credit	—	—	(1)	(1)

Net periodic pension benefit cost	$4	$5	$17	$18

              During the quarter ended December 26, 2014, we contributed $16 million to our non-U.S. pension plans.

12. Income Taxes

              We recorded an income tax benefit of $95 million and an income tax provision of $127 million for the quarters ended December 26, 2014 and December 27, 2013, respectively. The tax benefit for the quarter ended December 26, 2014 reflects a $189 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The provision for the quarter ended December 27, 2013 reflects an income tax charge related to the impacts of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards, and charges related to adjustments to prior year income tax returns.

              We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 26, 2014, we had recorded $1,058 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,036 million was recorded in income taxes and $22 million was recorded in accrued and other current liabilities. During the quarter ended December 26, 2014, we recognized a $44 million income tax benefit related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 26, 2014, the balance of accrued interest and penalties was $1,136 million, of which $1,115 million was recorded in income taxes and $21 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Income Taxes (Continued)

              For tax years 1997 through 2000, Tyco International has resolved all matters, excluding one disputed issue related to the tax treatment of certain intercompany debt transactions. Tyco International's income tax returns for the years 2001 through 2007 have been effectively settled but remain subject to adjustment by the IRS upon ultimate resolution of the disputed issue involving certain intercompany loans originated during the years 1997 through 2000. During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015. See Note 9 for additional information regarding the status of IRS examinations.

              Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $80 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

              We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 26, 2014.

13. Other Income (Expense), Net

              During the quarters ended December 26, 2014 and December 27, 2013, we recorded net other expense of $70 million and net other income of $32 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 8 for further information regarding the Tax Sharing Agreement.

              The net other expense for the first quarter of fiscal 2015 included $83 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 9 for additional information.

              The net other income for the first quarter of fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

14. Earnings Per Share

              The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Basic	407	411
Dilutive impact of share-based compensation arrangements	6	7

Diluted	413	418

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Earnings Per Share (Continued)

              The computation of diluted earnings per share for the quarter ended December 26, 2014 excludes 2 million of share options because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive. There were no antidilutive share options for the quarter ended December 27, 2013.

15. Equity

    Dividends

              We paid a cash dividend of $0.29 per share to shareholders out of contributed surplus in the first quarter of fiscal 2015.

              Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At December 26, 2014 and September 26, 2014, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $118 million and $236 million, respectively.

    Share Repurchase Program

              Common shares repurchased under the share repurchase program were as follows:

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Number of common shares repurchased	2	4
Amount repurchased	$141	$212

              At December 26, 2014, we had $733 million of availability remaining under our share repurchase authorization.

16. Share Plans

              Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was $25 million and $22 million during the first quarters of fiscal 2015 and 2014, respectively. As of December 26, 2014, there was $213 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Share Plans (Continued)

              During the first quarter of fiscal 2015, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Share options	1.7	$18.82
Restricted share awards	1.1	61.50
Performance share awards	0.2	61.50

              As of December 26, 2014, we had 19 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

    Share-Based Compensation Assumptions

              The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	36%
Risk free interest rate	1.97%
Expected annual dividend per share	$1.16
Expected life of options (in years)	6.0

17. Segment Data

              Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(in millions)
Transportation Solutions	$1,612	$1,440	$303	$296
Industrial Solutions	784	763	89	99
Network Solutions	704	713	61	46
Consumer Solutions	366	410	24	38

Total	$3,466	$3,326	$477	$479

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Subsequent Events

    Planned Divestiture

              On January 27, 2015, we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 and is subject to customary closing conditions and regulatory approvals.

              The BNS business will meet the held for sale and discontinued operations reporting criteria and be included in discontinued operations beginning in the second quarter of fiscal 2015. Prior period results will be reclassified to conform to this presentation. The BNS business is currently reported in the Network Solutions segment.

              The following table presents balance sheet information for the BNS business which is included on the accompanying Condensed Consolidated Balance Sheet at December 26, 2014:

December 26, 2014
(in millions)
Accounts receivable, net	$313
Inventories	243
Property, plant, and equipment, net	199
Goodwill	767
Intangible assets, net	233
Other assets	54

Total assets	$1,809

Current maturities of long-term debt	$90
Accounts payable	130
Other liabilities	131

Total liabilities	$351

    Share Repurchase Program

              On January 27, 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program.

19. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,466	$—	$3,466
Cost of sales	—	—	2,295	—	2,295

Gross margin	—	—	1,171	—	1,171
Selling, general, and administrative expenses	41	(9)	427	—	459
Research, development, and engineering expenses	—	—	184	—	184
Acquisition and integration costs	—	—	24	—	24
Restructuring and other charges, net	—	—	27	—	27

Operating income (loss)	(41)	9	509	—	477
Interest income	—	—	5	—	5
Interest expense	—	(34)	(1)	—	(35)
Other expense, net	—	—	(70)	—	(70)
Equity in net income of subsidiaries	511	523	—	(1,034)	—
Intercompany interest income (expense), net	2	13	(15)	—	—

Income from continuing operations before income taxes	472	511	428	(1,034)	377
Income tax benefit	—	—	95	—	95

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	472	511	523	(1,034)	472
Other comprehensive loss	(206)	(206)	(208)	414	(206)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$266	$305	$315	$(620)	$266

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,326	$—	$3,326
Cost of sales	—	—	2,209	—	2,209

Gross margin	—	—	1,117	—	1,117
Selling, general, and administrative expenses	34	1	432	—	467
Research, development, and engineering expenses	—	—	164	—	164
Restructuring and other charges, net	—	—	7	—	7

Operating income (loss)	(34)	(1)	514	—	479
Interest income	—	—	5	—	5
Interest expense	—	(32)	(2)	—	(34)
Other income (expense), net	18	(3)	17	—	32
Equity in net income of subsidiaries	371	392	—	(763)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest income (expense), net	—	15	(15)	—	—

Income from continuing operations before income taxes	353	369	519	(759)	482
Income tax expense	—	—	(127)	—	(127)

Income from continuing operations	353	369	392	(759)	355
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	353	369	390	(759)	353
Other comprehensive income	24	24	22	(46)	24

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$377	$393	$412	$(805)	$377

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$868	$—	$868
Accounts receivable, net	—	—	2,349	—	2,349
Inventories	—	—	1,942	—	1,942
Intercompany receivables	27	110	37	(174)	—
Prepaid expenses and other current assets	4	8	539	—	551
Deferred income taxes	—	—	335	—	335

Total current assets	31	118	6,070	(174)	6,045
Property, plant, and equipment, net	—	—	3,118	—	3,118
Goodwill	—	—	5,638	—	5,638
Intangible assets, net	—	—	1,830	—	1,830
Deferred income taxes	—	—	2,092	—	2,092
Investment in subsidiaries	8,911	20,286	—	(29,197)	—
Intercompany loans receivable	723	1,940	9,495	(12,158)	—
Receivable from Tyco International plc and Covidien plc	—	—	956	—	956
Other assets	—	35	439	—	474

Total Assets	$9,665	$22,379	$29,638	$(41,529)	$20,153

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$847	$90	$—	$937
Accounts payable	2	—	1,380	—	1,382
Accrued and other current liabilities	146	40	1,250	—	1,436
Deferred revenue	—	—	121	—	121
Intercompany payables	147	—	27	(174)	—

Total current liabilities	295	887	2,868	(174)	3,876
Long-term debt	—	3,286	—	—	3,286
Intercompany loans payable	200	9,295	2,663	(12,158)	—
Long-term pension and postretirement liabilities	—	—	1,257	—	1,257
Deferred income taxes	—	—	304	—	304
Income taxes	—	—	1,915	—	1,915
Other liabilities	—	—	345	—	345

Total Liabilities	495	13,468	9,352	(12,332)	10,983

Total Equity	9,170	8,911	20,286	(29,197)	9,170

Total Liabilities and Equity	$9,665	$22,379	$29,638	$(41,529)	$20,153

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$1	$2,456	$—	$2,457
Accounts receivable, net	—	—	2,439	—	2,439
Inventories	—	—	1,745	—	1,745
Intercompany receivables	932	230	30	(1,192)	—
Prepaid expenses and other current assets	6	3	558	—	567
Deferred income taxes	—	—	336	—	336

Total current assets	938	234	7,564	(1,192)	7,544
Property, plant, and equipment, net	—	—	3,126	—	3,126
Goodwill	—	—	4,595	—	4,595
Intangible assets, net	—	—	1,329	—	1,329
Deferred income taxes	—	—	2,058	—	2,058
Investment in subsidiaries	8,602	19,966	—	(28,568)	—
Intercompany loans receivable	20	2,160	9,883	(12,063)	—
Receivable from Tyco International plc and Covidien plc	—	—	1,037	—	1,037
Other assets	—	30	433	—	463

Total Assets	$9,560	$22,390	$30,025	$(41,823)	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$577	$90	$—	$667
Accounts payable	1	—	1,390	—	1,391
Accrued and other current liabilities	282	50	1,385	—	1,717
Deferred revenue	—	—	179	—	179
Intercompany payables	260	—	932	(1,192)	—

Total current liabilities	543	627	3,976	(1,192)	3,954
Long-term debt	—	3,281	—	—	3,281
Intercompany loans payable	4	9,880	2,179	(12,063)	—
Long-term pension and postretirement liabilities	—	—	1,287	—	1,287
Deferred income taxes	—	—	240	—	240
Income taxes	—	—	2,045	—	2,045
Other liabilities	—	—	332	—	332

Total Liabilities	547	13,788	10,059	(13,255)	11,139

Total Equity	9,013	8,602	19,966	(28,568)	9,013

Total Liabilities and Equity	$9,560	$22,390	$30,025	$(41,823)	$20,152

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(38)	$(26)	$359	$—	$295

Cash Flows From Investing Activities:
Capital expenditures	—	—	(142)	—	(142)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(1,511)	—	(1,511)
Change in intercompany loans	—	(245)	—	245	—
Other	—	—	(3)	—	(3)

Net cash used in investing activities	—	(245)	(1,651)	245	(1,651)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	28	—	(28)	—	—
Net increase in commercial paper	—	270	—	—	270
Repayment of long-term debt	—	—	(223)	—	(223)
Proceeds from exercise of share options	—	—	16	—	16
Repurchase of common shares	(155)	—	—	—	(155)
Payment of common share dividends to shareholders	(120)	—	2	—	(118)
Loan activity with parent	285	—	(40)	(245)	—
Other	—	—	1	—	1

Net cash provided by (used in) financing activities	38	270	(272)	(245)	(209)

Effect of currency translation on cash	—	—	(24)	—	(24)
Net decrease in cash and cash equivalents	—	(1)	(1,588)	—	(1,589)
Cash and cash equivalents at beginning of period	—	1	2,456	—	2,457

Cash and cash equivalents at end of period	$—	$—	$868	$—	$868

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(36)	$1,762	$461	$(1,800)	$387
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(36)	1,762	459	(1,800)	385

Cash Flows From Investing Activities:
Capital expenditures	—	—	(133)	—	(133)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Change in intercompany loans	—	(1,761)	—	1,761	—
Other	—	—	(2)	—	(2)

Net cash used in investing activities	—	(1,761)	(123)	1,761	(123)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	19	2	(21)	—	—
Net decrease in commercial paper	—	(25)	—	—	(25)
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	—	—	(303)
Proceeds from exercise of share options	—	—	57	—	57
Repurchase of common shares	—	—	(210)	—	(210)
Payment of common share dividends to shareholders	(105)	—	2	—	(103)
Intercompany distributions(1)	—	—	(1,800)	1,800	—
Loan activity with parent	122	—	1,639	(1,761)	—
Other	—	2	(5)	—	(3)

Net cash provided by (used in) continuing financing activities	36	(1)	(338)	39	(264)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	36	(1)	(336)	39	(262)

Effect of currency translation on cash	—	—	(6)	—	(6)
Net decrease in cash and cash equivalents	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,397	$—	$1,397

(1)
During the first quarter of fiscal 2014, other subsidiaries made distributions to TEGSA in the amount of $1,800 million. Cash flows are presented based upon the nature of the distribution.

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

              Overall, our net sales increased 4.2% in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014. Increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by sales declines in the Consumer Solutions segment and, to a lesser degree, the Network Solutions segment. The acquisition of Measurement Specialties, Inc. ("Measurement Specialties") in October 2014 contributed net sales of $125 million, which benefited our sales in the sensors end market in the Transportation Solutions segment. On an organic basis, net sales increased 3.4% in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014. In the Transportation Solutions segment, our organic net sales increased 7.9% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 due to sales increases in the automotive, commercial transportation, and sensors end markets. In the Industrial Solutions segment, our organic net sales increased 2.7% during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 due primarily to growth in the aerospace, defense, oil, and gas end market. In the Network Solutions segment, our organic net sales growth of 1.9% was due primarily to sales increases in the subsea communications end market, partially offset by sales declines in the telecom networks and data communications end markets. In the Consumer Solutions segment, our organic net sales decreased 8.5% in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014 as a result of sales declines in the consumer devices end market, partially offset by sales increases in the appliances end market.

    Outlook

              In the second quarter of fiscal 2015, we expect net sales to be between $3.55 billion and $3.65 billion. This reflects sales increases in the Network Solutions and Transportation Solutions segments and, to a lesser degree, the Industrial Solutions segment, partially offset by sales decreases in the Consumer Solutions segment relative to the second quarter of fiscal 2014. In the Network Solutions segment, we expect our net sales in the subsea communications end market to be approximately $175 million in the second quarter of fiscal 2015. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 1% growth in global automotive production in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014. In addition, the Transportation Solutions segment will benefit from the acquisition of Measurement Specialties. In the Industrial Solutions segment, we expect our sales to increase in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, due primarily to sales increases in the commercial aerospace end market, partially offset by weakness in the oil and gas end market. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be partially offset by a sales increase in the appliances end market in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. We expect diluted earnings per share to be in the range of $0.89 to $0.93 per share in the second quarter of fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $250 million and $0.10 per share, respectively, in the second quarter of fiscal 2015.

              For fiscal 2015, we expect net sales to be between $14.45 billion and $14.85 billion, primarily reflecting sales increases in the Network Solutions and Transportation Solutions segments and, to a lesser degree, in the Industrial Solutions segment, partially offset by a sales decline in the Consumer Solutions segment from fiscal 2014 levels. In the Network Solutions segment, we expect our net sales in the subsea communications end market to be approximately $650 million in fiscal 2015. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 2% to 3% growth in global automotive production from fiscal 2014 levels. In addition, the Transportation Solutions segment will benefit from the acquisition of Measurement Specialties. In the Industrial Solutions segment, we expect our sales to increase during fiscal 2015 as compared to fiscal 2014, due primarily to strong sales in the commercial aerospace end market. In the Consumer Solutions segment, we expect our sales decrease in the consumer devices end market to be partially offset by a sales increase in the appliances end market in fiscal 2015 as compared to the prior fiscal year. We expect diluted earnings per share to be in the range of $4.04 to $4.34 per share in fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $900 million and $0.35 per share, respectively, in fiscal 2015.

              The above outlook includes the results of our Broadband Network Solutions business as well as foreign exchange rates and commodity prices that are consistent with current levels.

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

    Acquisition

              On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, a leading global designer and manufacturer of sensors and sensor-based systems, for $86.00 in cash per share. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

              See additional information regarding the Measurement Specialties acquisition in Note 3 to the Condensed Consolidated Financial Statements.

    Planned Divestiture

              On January 27, 2015, we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 and is subject to customary closing conditions and regulatory approvals.

              The BNS business will meet the held for sale and discontinued operations reporting criteria and be included in discontinued operations beginning in the second quarter of fiscal 2015. Prior period results will be reclassified to conform to this presentation. The BNS business is currently reported in the Network Solutions segment.

              See Note 18 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the BNS business.

    Restructuring

              We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $27 million during the first quarter of fiscal 2015. We expect to incur net restructuring charges of approximately $65 million during fiscal 2015, including $15 million associated with the integration of Measurement Specialties. Cash spending related to restructuring was $22 million during the first quarter of fiscal 2015, and we expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2015. Annualized cost savings related to these actions are expected to be approximately $20 million and are expected to be realized by the end of fiscal 2016. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

              Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 174 million pounds of copper, 135,000 troy ounces of gold, and 2.7 million troy ounces of silver in fiscal 2015. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		For the Quarters Ended
	Measure	December 26, 2014	December 27, 2013
Copper	Lb.	$3.13	$3.38
Gold	Troy oz.	$1,285	$1,461
Silver	Troy oz.	$19.22	$25.22
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

Consolidated Operations

              Net Sales. Net sales increased $140 million, or 4.2%, to $3,466 million in the first quarter of fiscal 2015 from $3,326 million in the first quarter of fiscal 2014. Measurement Specialties, which was acquired on October 9, 2014, contributed net sales of $125 million in the first quarter of fiscal 2015. On an organic basis, net sales increased $113 million, or 3.4%, in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 due primarily to increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment. Price erosion adversely affected organic sales by $59 million in the first quarter of fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $139 million in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              See further discussion of organic net sales below under "Results of Operations by Segment."

              The following table sets forth the percentage of our total net sales by geographic region(1):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Europe/Middle East/Africa ("EMEA")	33%	35%
Asia–Pacific	34	34
Americas(2)	33	31

Total	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

              The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Acquisitions	Total
	($ in millions)
EMEA	$11	1.0%	$(89)	$68	$(10)	(0.9)%
Asia–Pacific	53	4.8	(35)	20	38	3.3
Americas	49	4.7	(15)	78	112	10.7

Total	$113	3.4%	$(139)	$166	$140	4.2%

              The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Transportation Solutions	47%	43%
Industrial Solutions	23	23
Network Solutions	20	22
Consumer Solutions	10	12

Total	100%	100%

              The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Acquisitions	Total
	($ in millions)
Transportation Solutions	$114	7.9%	$(73)	$131	$172	11.9%
Industrial Solutions	20	2.7	(34)	35	21	2.8
Network Solutions	14	1.9	(23)	—	(9)	(1.3)
Consumer Solutions	(35)	(8.5)	(9)	—	(44)	(10.7)

Total	$113	3.4%	$(139)	$166	$140	4.2%

              Gross Margin. In the first quarter of fiscal 2015, gross margin was $1,171 million, reflecting a $54 million increase from gross margin of $1,117 million in the first quarter of fiscal 2014. Gross margin as a percentage of net sales increased to 33.8% in the first quarter of fiscal 2015 from 33.6% in the first quarter of fiscal 2014. In the first quarter of fiscal 2015, gross margin included charges of $27 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog primarily associated with Measurement Specialties. Excluding this item, gross margin increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due primarily to higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by price erosion.

              Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $8 million to $459 million in the first quarter of fiscal 2015 from $467 million in the first quarter of fiscal 2014. The decrease resulted primarily from cost control measures and savings attributable to restructuring actions, partially offset by the additional selling, general, and administrative expenses of Measurement Specialties. Selling, general, and administrative expenses as a percentage of net sales decreased to 13.2% in the first quarter of fiscal 2015 from 14.0% in the same period of fiscal 2014.

              Research, Development, and Engineering Expenses. Research, development, and engineering expenses increased $20 million to $184 million in the first quarter of fiscal 2015 from $164 million in the first quarter of fiscal 2014. The increase resulted from additional expenses related to acquisitions and growth initiatives, primarily in the Transportation Solutions segment.

              Acquisition and Integration Costs. During the first quarter of fiscal 2015, we incurred acquisition and integration costs of $24 million, including $15 million related to the acquisition of Measurement Specialties. There were no such charges during the first quarter of fiscal 2014.

              Restructuring and Other Charges, Net. Net restructuring and other charges were $27 million and $7 million in the first quarters of fiscal 2015 and 2014, respectively. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Consumer Solutions segment. During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Network Solutions and Consumer Solutions segments. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

              Operating Income. In the first quarter of fiscal 2015, operating income was $477 million as compared to $479 million in the first quarter of fiscal 2014. Results for the first quarter of fiscal 2015 included $41 million of charges related to the acquisition of Measurement Specialties, including $26 million of charges associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog and $15 million of acquisition and integration costs. Results for the first quarter of fiscal 2015 also included $27 million of restructuring and other charges and $10 million of additional acquisition related costs. Results for the first quarter of fiscal 2014 included $7 million of net restructuring and other charges. See further discussion of operating income below under "Results of Operations by Segment."

Non-Operating Items

              Other Income (Expense), Net. During the quarters ended December 26, 2014 and December 27, 2013, we recorded net other expense of $70 million and net other income of $32 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 8 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

              The net other expense for the first quarter of fiscal 2015 included $83 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

              The net other income for the first quarter of fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

              Income Taxes. We recorded an income tax benefit of $95 million and an income tax provision of $127 million for the quarters ended December 26, 2014 and December 27, 2013, respectively. The tax benefit for the quarter ended December 26, 2014 reflects a $189 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The provision for the quarter ended December 27, 2013 reflects an income tax charge related to the impacts of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards, and charges related to adjustments to prior year income tax returns.

Results of Operations by Segment

    Transportation Solutions

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	($ in millions)
Net sales	$1,612	$1,440
Operating income	$303	$296
Operating margin	18.8%	20.6%

              The following table sets forth the Transportation Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Automotive	76%	83%
Commercial Transportation	13	14
Sensors	11	3

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Acquisitions	Total
	($ in millions)
Automotive	$95	8.0%	$(61)	$—	$34	2.8%
Commercial Transportation	15	7.4	(8)	—	7	3.5
Sensors	4	7.4	(4)	131	131	272.9

Total	$114	7.9%	$(73)	$131	$172	11.9%

              Net sales in the Transportation Solutions segment increased $172 million, or 11.9%, to $1,612 million in the first quarter of fiscal 2015 from $1,440 million in the first quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $73 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Measurement Specialties contributed net sales of $125 million in the first quarter of fiscal 2015. Organic net sales increased $114 million, or 7.9%, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

              In the automotive end market, our organic net sales increased 8.0% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The increase resulted from growth of 16.4% in the Asia–Pacific region and 5.2% in the EMEA region, partially offset by a decrease of 2.2% in the Americas region. In the Asia–Pacific region, growth was driven by strength in China. In the EMEA region, growth resulted primarily from increased demand for exports to other regions. Our decrease in the Americas region was due to weak economic conditions in Brazil and Argentina, partially offset by growth in the U.S. In the commercial transportation end market, our organic net sales increased 7.4% primarily as a result of increased demand in China driven by the acceleration of purchases related to emission standard changes. In the sensors end market, our organic net sales increased 7.4% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 due primarily to increased demand in the EMEA region and China.

              In the first quarter of fiscal 2015, operating income in the Transportation Solutions segment increased $7 million to $303 million from $296 million in the first quarter of fiscal 2014, and included an operating loss of $28 million associated with Measurement Specialties. Segment results for the first quarter of fiscal 2015 included $41 million of charges related to the acquisition of Measurement Specialties, including $26 million of charges associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog and $15 million of acquisition and integration costs. Segment results also included $1 million of net restructuring and other charges in both the first quarters of fiscal 2015 and 2014. Excluding these items, operating income increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The increase resulted primarily from higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by price erosion.

    Industrial Solutions

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	($ in millions)
Net sales	$784	$763
Operating income	$89	$99
Operating margin	11.4%	13.0%

              The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Industrial Equipment	40%	42%
Aerospace, Defense, Oil, and Gas	37	33
Energy	23	25

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$1	0.3%	$(13)	$1	$(11)	(3.4)%
Aerospace, Defense, Oil, and Gas	18	7.5	(8)	34	44	17.7
Energy	1	0.8	(13)	—	(12)	(6.2)

Total	$20	2.7%	$(34)	$35	$21	2.8%

              Net sales in the Industrial Solutions segment increased $21 million, or 2.8%, to $784 million in the first quarter of fiscal 2015 from $763 million in the first quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $34 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Organic net sales increased $20 million, or 2.7%, during the first quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              In the industrial equipment end market, our organic net sales were flat in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 as increases resulting from continued strength in the Asia–Pacific region, particularly China, were offset by declines resulting from softness in the EMEA region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 7.5% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The increase was attributable to continued strength in the commercial aviation market, partially offset by weakness in the oil and gas market. In the energy end market, our organic net sales were flat in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 as growth in the Americas region was offset by declines in China and the EMEA region.

              In the first quarter of fiscal 2015, operating income in the Industrial Solutions segment decreased $10 million to $89 million from $99 million in the first quarter of fiscal 2014. Segment results for the first quarter of fiscal 2015 included $9 million of acquisition and integration costs, $2 million of net restructuring and other charges, and $1 million of charges associated with the amortization of acquisition-related fair value adjustments related to customer order backlog. Segment results for the first quarter of fiscal 2014 included $1 million of net restructuring and other charges. Excluding these items, operating income was flat in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014 as higher volume was offset by price erosion.

    Network Solutions

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	($ in millions)
Net sales	$704	$713
Operating income	$61	$46
Operating margin	8.7%	6.5%

              The following table sets forth the Network Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Telecom Networks	39%	44%
Data Communications	21	23
Enterprise Networks	21	21
Subsea Communications	19	12

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Network Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Total
	($ in millions)
Telecom Networks	$(29)	(9.4)%	$(12)	$(41)	(13.1)%
Data Communications	(7)	(4.1)	(4)	(11)	(6.7)
Enterprise Networks	1	0.5	(7)	(6)	(4.0)
Subsea Communications	49	57.4	—	49	57.4

Total	$14	1.9%	$(23)	$(9)	(1.3)%

              In the first quarter of fiscal 2015, net sales in the Network Solutions segment decreased $9 million, or 1.3%, to $704 million from $713 million in the first quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $23 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Organic net sales increased $14 million, or 1.9%, in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              In the telecom networks end market, our organic net sales decreased 9.4% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 as a result of declines in the EMEA and Asia–Pacific regions, partially offset by growth in North America. In the data communications end market, our organic net sales decreased 4.1% in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 as a result of weakness in the Americas and Asia–Pacific regions. In the enterprise networks end market, our organic net sales were flat in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 as continued growth in the Asia–Pacific region was offset by weakness in the EMEA region. In the subsea communications end market, organic net sales increased 57.4% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 as a result of increased levels of project activity.

              Operating income in the Network Solutions segment increased $15 million to $61 million in the first quarter of fiscal 2015 from $46 million in the first quarter of fiscal 2014. Segment results included $1 million and $5 million of net restructuring and other charges in the first quarters of fiscal 2015 and 2014, respectively. Excluding these items, operating income increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due primarily to improved manufacturing productivity, partially offset by price erosion.

    Consumer Solutions

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	($ in millions)
Net sales	$366	$410
Operating income	$24	$38
Operating margin	6.6%	9.3%

              The following table sets forth the Consumer Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 26, 2014	December 27, 2013
Consumer Devices	57%	63%
Appliances	43	37

Total	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Consumer Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 26, 2014 versus Net Sales for the Quarter Ended December 27, 2013
	Organic		Translation	Total
	($ in millions)
Consumer Devices	$(45)	(17.4)%	$(5)	$(50)	(19.4)%
Appliances	10	6.7	(4)	6	3.9

Total	$(35)	(8.5)%	$(9)	$(44)	(10.7)%

              In the first quarter of fiscal 2015, net sales in the Consumer Solutions segment decreased $44 million, or 10.7%, to $366 million from $410 million in the first quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $9 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Organic net sales decreased $35 million, or 8.5%, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

              In the consumer devices end market, our organic net sales decreased 17.4% in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 due to continued declines in our sales in the personal computer and mobile phone markets as well as slower growth in the tablet computer market. In the appliances end market, our organic net sales increased 6.7% in the first quarter of fiscal 2015 as compared to the same period of fiscal 2014 due to a rebound in the U.S. market and strong demand in the Asia–Pacific region.

              Operating income in the Consumer Solutions segment decreased $14 million to $24 million in the first quarter of fiscal 2015 from $38 million in the first quarter of fiscal 2014. Segment results included $23 million of net restructuring and other charges in the first quarter 2015. Excluding these charges, operating income increased in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, resulting primarily from improved manufacturing productivity, partially offset by price erosion.

Liquidity and Capital Resources

              The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Net cash provided by operating activities	$295	$385
Net cash used in investing activities	(1,651)	(123)
Net cash used in financing activities	(209)	(262)
Effect of currency translation on cash	(24)	(6)

Net decrease in cash and cash equivalents	$(1,589)	$(6)

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

Cash Flows from Operating Activities

              In the first quarter of fiscal 2015, net cash provided by continuing operating activities decreased $92 million to $295 million from $387 million in the first quarter of fiscal 2014. The decrease resulted primarily from the timing of tax payments and project activity in our subsea communications business.

              The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2015 and 2014 was $87 million and $56 million, respectively. In the first quarter of fiscal 2015, these payments included $4 million for tax deficiencies related to pre-separation tax matters; there were no such payments during the first quarter of fiscal 2014. We expect to make net cash payments related to pre-separation U.S. tax matters of approximately $50 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 9 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

              In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $162 million in the first quarter of fiscal 2015 as compared to $266 million in the first quarter of fiscal 2014. The decrease in free cash flow was driven primarily by the changes in net cash provided by continuing operating activities discussed above.

              The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Quarters Ended
	December 26, 2014	December 27, 2013
	(in millions)
Net cash provided by continuing operating activities	$295	$387
Capital expenditures	(142)	(133)
Proceeds from sale of property, plant, and equipment	5	12
Payments related to pre-separation U.S. tax matters, net	4	—

Free cash flow	$162	$266

Cash Flows from Investing Activities

              Capital spending increased $9 million in the first quarter of fiscal 2015 to $142 million as compared to $133 million in the first quarter of fiscal 2014. We expect fiscal 2015 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

              In the first quarter of fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

              Total debt at December 26, 2014 and September 26, 2014 was $4,223 million and $3,948 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

              Tyco Electronics Group S.A. ("TEGSA") has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Credit Facility at December 26, 2014 and September 26, 2014.

              The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 26, 2014, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

              Payments of common share dividends to shareholders were $118 million and $103 million in the first quarters of fiscal 2015 and 2014, respectively. We paid a cash dividend of $0.29 per share to shareholders out of contributed surplus in the first quarter of fiscal 2015.

              We repurchased approximately two million of our common shares for $141 million and approximately four million of our common shares for $212 million under our share repurchase authorization during the quarters ended December 26, 2014 and December 27, 2013, respectively. At December 26, 2014, we had $733 million of availability remaining under our share repurchase authorization. On January 27, 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program.

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

              At December 26, 2014, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. In November 2014, sellers filed their pre-trial statements with the court claiming no less than $135 million, representing the

$80 million contingent purchase price commitment plus interest and costs. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable or reasonably estimable at this time.

Income Tax Matters

              Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

              In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

              In October 2012, the Internal Revenue Service ("IRS") issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue that remains in dispute. The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns are appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

              A U.S. Tax Court trial date of February 29, 2016 has been set and the parties are engaged in discovery. We do not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

              If the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, and cash flows. We have reviewed the Notices of Deficiency, the relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, and we continue to believe that we are appropriately reserved for these matters.

              In the first quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed issue involving certain intercompany loans originated during the years 1997 through 2000. As a result of these developments, in the first quarter of fiscal 2015, we recognized an income tax benefit of $189 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $83 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

              During the first quarter of fiscal 2015, we made net payments of $4 million related to pre-separation U.S. tax matters. Over the next twelve months, we expect to make net cash payments of approximately $50 million in connection with pre-separation U.S. tax matters.

              During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015.

              At December 26, 2014 and September 26, 2014, we have reflected $55 million and $51 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

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

              At December 26, 2014, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $356 million.

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

              Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements were valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees. At December 26, 2014, we had a liability of $21 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement. See Notes 8 and 9 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

              The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

              Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the quarter ended December 26, 2014, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

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

Forward-Looking Information

              Certain statements in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate,"

"estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

              Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

              The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, could also cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  risks associated with the planned divestiture of our BNS business;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2015. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 26, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2014.

Measurement Specialties Acquisition

              We acquired Measurement Specialties on October 9, 2014. For additional information regarding the acquisition, see Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report.

              Securities and Exchange Commission guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the Measurement Specialties operations within our internal control structure. Accordingly, we intend to exclude Measurement Specialties from our annual assessment of internal control over financial reporting as of September 25, 2015.

Changes in Internal Control Over Financial Reporting

              During the quarter ended December 26, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

              There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, except the development described under "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Legal Proceedings" of this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

ITEM 1A.    RISK FACTORS

              There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 except as described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

              There can be no assurance that the pending divestiture of our BNS business will be completed or that we will realize any anticipated benefits from such sale.

              On January 27, 2015, we entered into a definitive agreement with CommScope to sell our BNS business. The transaction is subject to certain regulatory approvals and customary closing conditions. There can be no assurance that the pending sale will be completed. CommScope may be unable to secure financing, and we and CommScope may be unable to obtain regulatory approvals or satisfy the other closing conditions.

              In addition, a divestiture such as this typically entails numerous potential risks, including:

  •
  diversion of resources and employee and management attention from the operation of our business;

  •
  loss of key employees following such a transaction;

  •
  difficulties in the separation of operations, services, products, and personnel;

  •
  retention of certain liabilities as a result of contractual indemnity obligations; and

  •
  damage to our existing customer, supplier, and other business relationships.

              If the pending divestiture is consummated, there can be no assurance that we will realize any anticipated benefits from such sale. If we do not realize the expected benefits from divesting our BNS business, our financial condition and results of operations could be materially adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

              None.

Issuer Purchases of Equity Securities

              The following table presents information about our purchases of our common shares during the quarter ended December 26, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
September 27–October 24, 2014	920,562	$54.45	919,300	$823,973,976
October 25–November 28, 2014	924,246	61.47	700,400	780,956,147
November 29–December 26, 2014	756,859	63.58	755,700	732,908,790

Total	2,601,667	$59.60	2,375,400

(1)
These columns include the following transactions which occurred during the quarter ended December 26, 2014:

(i)
the acquisition of 226,267 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,375,400 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

(3)
Amounts in this column reflect the maximum value of shares that could be purchased under our share repurchase program as of December 26, 2014. On January 27, 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 26, 2014, filed on January 28, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

              Neither TE Connectivity Ltd. nor any of its consolidated subsidiaries has outstanding any instrument with respect to its long-term debt, other than those filed as an exhibit to TE Connectivity Ltd.'s Annual Report on Form 10-K for the fiscal year ended September 26, 2014, under which the total amount of securities authorized exceeds 10% of the total assets of TE Connectivity Ltd. and its subsidiaries on a consolidated basis. TE Connectivity Ltd. hereby agrees to furnish to the U.S. Securities and Exchange Commission, upon request, a copy of each instrument that defines the rights of holders of such long-term debt that is not filed or incorporated by reference as an exhibit to our annual and quarterly reports.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
	By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: January 28, 2015