Form 10-Q
period 2015-03-27
TE Connectivity Ltd.
filed 2015-04-23
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2015
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

                The number of common shares outstanding as of April 17, 2015 was 406,591,265.

 TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions, except per share data)
Net sales	$3,082	$2,964	$6,131	$5,826
Cost of sales	2,031	1,969	4,060	3,886

Gross margin	1,051	995	2,071	1,940
Selling, general, and administrative expenses	391	379	777	758
Research, development, and engineering expenses	160	145	320	286
Acquisition and integration costs	14	1	38	1
Restructuring and other charges (credits), net	38	(1)	63	5

Operating income	448	471	873	890
Interest income	4	4	9	9
Interest expense	(37)	(31)	(71)	(65)
Other income (expense), net	(5)	16	(75)	48

Income from continuing operations before income taxes	410	460	736	882
Income tax (expense) benefit	(94)	(120)	15	(229)

Income from continuing operations	316	340	751	653
Income from discontinued operations, net of income taxes	283	22	320	62

Net income attributable to TE Connectivity Ltd.	$599	$362	$1,071	$715

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.78	$0.83	$1.85	$1.59
Income from discontinued operations	0.70	0.05	0.79	0.15
Net income	1.47	0.88	2.63	1.74
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.77	$0.82	$1.82	$1.57
Income from discontinued operations	0.69	0.05	0.77	0.15
Net income	1.45	0.87	2.59	1.71
Dividends paid per common share	$0.29	$0.25	$0.58	$0.50
Weighted-average number of shares outstanding:
Basic	407	410	407	411
Diluted	413	417	413	417

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Net income attributable to TE Connectivity Ltd.	$599	$362	$1,071	$715
Other comprehensive income (loss):
Currency translation	(214)	(22)	(425)	(2)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	9	8	19	15
Gains on cash flow hedges, net of income taxes	12	5	7	2

Other comprehensive income (loss)	(193)	(9)	(399)	15

Comprehensive income attributable to TE Connectivity Ltd.	$406	$353	$672	$730

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 27, 2015	September 26, 2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$697	$2,457
Accounts receivable, net of allowance for doubtful accounts of $14	2,094	2,057
Inventories	1,684	1,509
Prepaid expenses and other current assets	659	519
Deferred income taxes	617	324
Assets held for sale	1,861	2,000

Total current assets	7,612	8,866
Property, plant, and equipment, net	2,878	2,920
Goodwill	4,832	3,739
Intangible assets, net	1,630	1,087
Deferred income taxes	2,018	2,047
Receivable from Tyco International plc and Covidien plc	948	1,037
Other assets	325	456

Total Assets	$20,243	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$736	$577
Accounts payable	1,233	1,230
Accrued and other current liabilities	1,715	1,594
Deferred revenue	96	176
Liabilities held for sale	361	416

Total current liabilities	4,141	3,993
Long-term debt	3,390	3,281
Long-term pension and postretirement liabilities	1,199	1,280
Deferred income taxes	300	229
Income taxes	1,907	2,044
Other liabilities	311	312

Total Liabilities	11,248	11,139

Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 419,070,781 shares authorized and issued, CHF 0.57 par value	184	184
Contributed surplus	4,625	5,231
Accumulated earnings	5,324	4,253
Treasury shares, at cost, 11,985,784 and 11,383,631 shares, respectively	(728)	(644)
Accumulated other comprehensive loss	(416)	(17)

Total TE Connectivity Ltd. shareholders' equity	8,989	9,007
Noncontrolling interests	6	6

Total Equity	8,995	9,013

Total Liabilities and Equity	$20,243	$20,152

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income (Loss)
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	1,071	—	1,071	—	1,071
Other comprehensive loss	—	—	—	—	—	—	(399)	(399)	—	(399)
Share-based compensation expense	—	—	—	—	48	—	—	48	—	48
Dividends approved	—	—	—	—	(537)	—	—	(537)	—	(537)
Exercise of share options	—	—	2	89	—	—	—	89	—	89
Restricted share award vestings and other activity	—	—	1	111	(117)	—	—	(6)	—	(6)
Repurchase of common shares	—	—	(4)	(284)	—	—	—	(284)	—	(284)

Balance at March 27, 2015	419	$184	(12)	$(728)	$4,625	$5,324	$(416)	$8,989	$6	$8,995

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386
Net income	—	—	—	—	—	715	—	715	—	715
Other comprehensive income	—	—	—	—	—	—	15	15	—	15
Share-based compensation expense	—	—	—	—	43	—	—	43	—	43
Dividends approved	—	—	—	—	(473)	—	—	(473)	—	(473)
Exercise of share options	—	—	3	109	—	—	—	109	—	109
Restricted share award vestings and other activity	—	—	2	77	(83)	—	—	(6)	—	(6)
Repurchase of common shares	—	—	(7)	(390)	—	—	—	(390)	—	(390)

Balance at March 28, 2014	429	$189	(19)	$(924)	$5,623	$3,187	$318	$8,393	$6	$8,399

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 27, 2015	March 28, 2014
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,071	$715
Income from discontinued operations, net of income taxes	(320)	(62)

Income from continuing operations	751	653
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	307	270
Non-cash restructuring charges	15	6
Deferred income taxes	(54)	44
Provision for losses on accounts receivable and inventories	28	29
Tax sharing (income) expense	74	(51)
Share-based compensation expense	44	40
Other	46	35
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(19)	(104)
Inventories	(180)	(95)
Prepaid expenses and other current assets	11	(19)
Accounts payable	(11)	50
Accrued and other current liabilities	(241)	(209)
Deferred revenue	(80)	(10)
Income taxes	(132)	72
Other	(4)	29

Net cash provided by continuing operating activities	555	740
Net cash provided by discontinued operating activities	138	94

Net cash provided by operating activities	693	834

Cash Flows From Investing Activities:
Capital expenditures	(291)	(281)
Proceeds from sale of property, plant, and equipment	6	21
Acquisition of businesses, net of cash acquired	(1,729)	(18)
Other	(2)	—

Net cash used in continuing investing activities	(2,016)	(278)
Net cash used in discontinued investing activities	(14)	(20)

Net cash used in investing activities	(2,030)	(298)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(92)	25
Proceeds from issuance of long-term debt	617	323
Repayment of long-term debt	(473)	(360)
Proceeds from exercise of share options	88	109
Repurchase of common shares	(285)	(392)
Payment of common share dividends to shareholders	(236)	(205)
Transfers from discontinued operations	124	74
Other	(2)	—

Net cash used in continuing financing activities	(259)	(426)
Net cash used in discontinued financing activities	(124)	(74)

Net cash used in financing activities	(383)	(500)

Effect of currency translation on cash	(40)	(10)
Net increase (decrease) in cash and cash equivalents	(1,760)	26
Cash and cash equivalents at beginning of period	2,457	1,403

Cash and cash equivalents at end of period	$697	$1,429

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

    New Segment Structure

              Effective for the second quarter of fiscal 2015, we reorganized our management and segments to better align the organization around our strategy. Our businesses in the former Consumer Solutions segment and our continuing businesses in the former Network Solutions segment have been moved into the newly created Communications Solutions segment. (See Note 3 for information regarding discontinued operations.) Also, the former Data Communications and Consumer Devices businesses have been combined to form the Data and Devices business. The following represents the new segment structure:

  •
  Transportation Solutions—The Automotive, Commercial Transportation, and Sensors businesses are included in this segment.

  •
  Industrial Solutions—This segment contains the Industrial Equipment; Aerospace, Defense, Oil, and Gas; and Energy businesses.

  •
  Communications Solutions—The Data and Devices, Appliances, and Subsea Communications businesses are included in this segment.

2. Restructuring and Other Charges (Credits), Net

              Net restructuring and other charges (credits) consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Restructuring charges (credits), net	$36	$(1)	$61	$5
Other charges, net	2	—	2	—

	$38	$(1)	$63	$5

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

Restructuring Charges (Credits), Net

              Net restructuring charges (credits) by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Transportation Solutions	$1	$(1)	$2	$—
Industrial Solutions	15	4	17	6
Communications Solutions	20	(4)	42	(1)

Restructuring charges (credits), net	$36	$(1)	$61	$5

              Activity in our restructuring reserves during the first six months of fiscal 2015 is summarized as follows:

	Balance at September 26, 2014	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other(1)	Balance at March 27, 2015
	(in millions)
Fiscal 2015 Actions:
Employee severance	$—	$46	$—	$(5)	$—	$—	$41
Property, plant, and equipment	—	14	—	—	(14)	—	—

Total	—	60	—	(5)	(14)	—	41

Fiscal 2014 Actions:
Employee severance	16	—	—	(5)	—	(1)	10
Facility and other exit costs	1	—	—	—	—	—	1

Total	17	—	—	(5)	—	(1)	11

Pre-Fiscal 2014 Actions:
Employee severance	75	1	(2)	(35)	—	(6)	33
Facility and other exit costs	22	1	—	(7)	—	—	16
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	97	3	(2)	(42)	(1)	(6)	49

Total Activity	$114	$63	$(2)	$(52)	$(15)	$(7)	$101

(1)
Currency translation and other includes $3 million associated with discontinued operations. See Note 3 for additional information regarding discontinued operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

    Fiscal 2015 Actions

              During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions segment. In connection with this program, during the six months ended March 27, 2015, we recorded restructuring charges of $60 million. We expect to complete all restructuring actions commenced in the first six months of fiscal 2015 by the end of fiscal 2016 and to incur total charges of approximately $66 million.

    Fiscal 2014 Actions

              During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. In connection with this program, during the six months ended March 28, 2014, we recorded restructuring charges of $7 million. We did not incur any charges during the six months ended March 27, 2015. We do not expect to incur any additional charges related to restructuring actions commenced in fiscal 2014.

    Pre-Fiscal 2014 Actions

              During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, during fiscal 2012, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. During the six months ended March 27, 2015 and March 28, 2014, we recorded net restructuring charges of $1 million and credits of $2 million, respectively, related to pre-fiscal 2014 actions. We do not expect to incur any additional significant charges related to pre-fiscal 2014 actions.

    Total Restructuring Reserves

              Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	March 27, 2015	September 26, 2014
	(in millions)
Accrued and other current liabilities	$71	$83
Other liabilities	30	31

Restructuring reserves	$101	$114

3. Discontinued Operations

              On January 27, 2015, we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 pending customary closing conditions and regulatory approvals.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations (Continued)

              The BNS business met the held for sale and discontinued operations criteria and has been included as such in all periods presented in our Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was a component of the former Network Solutions segment.

              The following table presents net sales, pre-tax income, and income tax (expense) benefit from discontinued operations:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Net sales	$425	$467	$842	$931

Pre-tax income from discontinued operations	$55	$35	$106	$93
Income tax (expense) benefit	228	(13)	214	(31)

Income from discontinued operations, net of income taxes	$283	$22	$320	$62

              The income tax benefit from discontinued operations for the quarter ended March 27, 2015 primarily reflects an income tax benefit related to the recognition of certain deferred tax assets expected to be realized upon the sale of the BNS business, partially offset by an income tax charge related to the impacts of legal entity restructurings in connection with the anticipated sale of the BNS business.

              The following table presents balance sheet information for assets and liabilities held for sale:

	March 27, 2015	September 26, 2014
	(in millions)
Accounts receivable, net	$322	$382
Inventories	224	236
Property, plant, and equipment, net	194	206
Goodwill	845	856
Intangible assets, net	227	242
Other assets	49	78

Total assets	$1,861	$2,000

Current maturities of long-term debt	$89	$90
Accounts payable	142	161
Other liabilities	130	165

Total liabilities	$361	$416

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

              The Measurement Specialties acquisition was accounted for under the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations. We allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. During the second quarter of fiscal 2015, we finalized the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies. Adjustments to the estimated fair values of the assets acquired and liabilities assumed presented in the first quarter of fiscal 2015 were not material.

              The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$37
Accounts receivable	85
Inventories	110
Other current assets	20
Property, plant, and equipment	95
Goodwill	1,065
Intangible assets	547
Other non-current assets	8

Total assets acquired	1,967

Current maturities of long-term debt	20
Accounts payable	48
Other current liabilities	63
Long-term debt	203
Deferred income taxes	102
Other non-current liabilities	10

Total liabilities assumed	446

Net assets acquired	1,521
Cash and cash equivalents acquired	(37)

Net cash paid	$1,484

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

              Intangible assets acquired consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$370	18
Developed technology	161	9
Trade names and trademarks	4	1
Customer order backlog	12	<1

Total	$547	15

              The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

              Goodwill of $1,065 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Measurement Specialties completed certain acquisitions that resulted in goodwill with an estimated value of $23 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2030.

              For the quarter ended March 27, 2015 and the period from October 9, 2014 to March 27, 2015, Measurement Specialties contributed net sales of $138 million and $263 million, respectively, to our Condensed Consolidated Statements of Operations. Due to the commingled nature of our operations, it is not practicable to separately identify operating income of Measurement Specialties on a stand-alone basis.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

    Pro Forma Financial Information

              The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for the Quarters Ended		Pro Forma for the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions, except per share data)
Net sales	$3,082	$3,069	$6,150	$6,035
Net income attributable to TE Connectivity Ltd.	602	355	1,095	696
Diluted earnings per share attributable to TE Connectivity Ltd.	$1.46	$0.85	$2.65	$1.67

              The pro forma financial information is based on our final allocation of the purchase price. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

              Pro forma results for the quarter ended March 27, 2015 were adjusted to exclude $2 million of charges related to acquired customer order backlog and include $1 million of interest expense based on pro forma changes in our capital structure.

              Pro forma results for the quarter ended March 28, 2014 were adjusted to include $12 million of charges related to the amortization of the fair value of acquired intangible assets, $4 million of interest expense based on pro forma changes in our capital structure, and $1 million of charges related to acquired customer order backlog.

              Pro forma results for the six months ended March 27, 2015 were adjusted to exclude $16 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $8 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, and $7 million of charges related to acquired customer order backlog. In addition, pro forma results for the six months ended March 27, 2015 were adjusted to include $2 million of interest expense based on pro forma changes in our capital structure.

              Pro forma results for the six months ended March 28, 2014 were adjusted to include $11 million of charges related to the fair value adjustment to acquisition-date inventories, $11 million of charges related to the amortization of the fair value of acquired intangible assets, $7 million of charges related to acquired customer order backlog, $7 million of interest expense based on pro forma changes in our capital structure, and $1 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position.

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

              During the six months ended March 27, 2015, we acquired three additional companies for $245 million in cash, net of cash acquired.

5. Inventories

              Inventories consisted of the following:

	March 27, 2015	September 26, 2014
	(in millions)
Raw materials	$272	$211
Work in progress	600	562
Finished goods	812	736

Inventories	$1,684	$1,509

6. Goodwill

              The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 26, 2014(2)	$834	$2,165	$740	$3,739
Acquisitions	1,066	147	—	1,213
Currency translation	(40)	(60)	(20)	(120)

March 27, 2015(2)	$1,860	$2,252	$720	$4,832

(1)
In connection with the realignment of certain businesses during the second quarter of fiscal 2015, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our current segment structure.

(2)
At March 27, 2015 and September 26, 2014, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,646 million, respectively.

              During the first six months of fiscal 2015, we completed the acquisition of Measurement Specialties and recognized $1,065 million of goodwill which benefits the Transportation Solutions segment. See Note 4 for additional information on the acquisition of Measurement Specialties.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net

              Intangible assets consisted of the following:

	March 27, 2015			September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,149	$(487)	$662	$986	$(453)	$533
Customer relationships	1,066	(124)	942	614	(83)	531
Other	38	(12)	26	35	(12)	23

Total	$2,253	$(623)	$1,630	$1,635	$(548)	$1,087

              During the first six months of fiscal 2015, the gross carrying amount of intangible assets increased by $547 million as a result of the Measurement Specialties acquisition. Intangible asset amortization expense was $38 million and $20 million for the quarters ended March 27, 2015 and March 28, 2014, respectively, and $80 million and $40 million for the six months ended March 27, 2015 and March 28, 2014, respectively.

              The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2015	$73
Fiscal 2016	141
Fiscal 2017	137
Fiscal 2018	137
Fiscal 2019	135
Fiscal 2020	131
Thereafter	876

Total	$1,630

8. Debt

              During February 2015, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $250 million of 1.60% senior notes due 2015.

              During February 2015, TEGSA issued €550 million (approximately $617 million using an exchange rate of $1.12 per €1.00) aggregate principal amount of 1.100% senior notes due March 1, 2023. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

              During the quarter ended March 27, 2015, we reclassified $500 million of senior floating rate notes due 2016 from long-term debt to current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Debt (Continued)

              As of March 27, 2015, TEGSA had $235 million of commercial paper outstanding at a weighted-average interest rate of 0.52%. TEGSA had $327 million of commercial paper outstanding at a weighted-average interest rate of 0.30% at September 26, 2014.

              The fair value of our debt, based on indicative valuations, was approximately $4,449 million and $4,125 million at March 27, 2015 and September 26, 2014, respectively.

9. Guarantees

    Tax Sharing Agreement

              Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

              Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. At March 27, 2015 and September 26, 2014, we had a liability of $21 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

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

              At March 27, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $322 million.

              In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Guarantees (Continued)

              We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $29 million at March 27, 2015 and September 26, 2014.

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

              At March 27, 2015, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. In November 2014, sellers filed their pre-trial statements with the court claiming no less than $135 million, representing the $80 million contingent purchase price commitment plus interest and costs. Trial began on March 16, 2015 and has not yet concluded. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

    Income Tax Matters

              The Tax Sharing Agreement generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See Note 9 for additional information regarding the Tax Sharing Agreement.

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

Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. tax purposes and that the interest deductions reflected on the income tax returns were appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS' proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

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

              In the first quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed issue involving certain intercompany loans originated during the years 1997 through 2000. As a result of these developments, in the first six months of fiscal 2015, we recognized an income tax benefit of $202 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $94 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

              During the first six months of fiscal 2015 and 2014, we made net payments of $26 million and received net reimbursements of $21 million, respectively, related to pre-separation U.S. tax matters. Over the next twelve months, we expect to make net cash payments of approximately $19 million in connection with pre-separation U.S. tax matters.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

              During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect fieldwork for the 2008 through 2010 audit to conclude in fiscal 2015.

              At March 27, 2015 and September 26, 2014, we have reflected $30 million and $51 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

              We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

    Environmental Matters

              We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 27, 2015, we concluded that it was probable that we would incur remedial costs in the range of $17 million to $39 million, and that the best estimate within this range was $20 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

11. Financial Instruments

    Hedges of Net Investment

              We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,449 million and $2,893 million at March 27, 2015 and September 26, 2014, respectively. For the quarter and six months ended March 27, 2015, we recorded foreign exchange gains of $282 million and $412 million, respectively, as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange losses attributable to the translation of the net investment. Foreign exchange gains and losses recorded as currency translation were immaterial for the quarter and six months ended March 28, 2014.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans

              The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Service cost	$3	$2	$13	$12
Interest cost	12	12	16	18
Expected return on plan assets	(17)	(16)	(19)	(17)
Amortization of net actuarial loss	6	6	9	6
Other	—	—	(2)	(1)

Net periodic pension benefit cost	$4	$4	$17	$18

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Service cost	$5	$4	$25	$23
Interest cost	24	25	31	35
Expected return on plan assets	(34)	(32)	(38)	(33)
Amortization of net actuarial loss	13	12	18	12
Other	—	—	(3)	(2)

Net periodic pension benefit cost	$8	$9	$33	$35

              During the six months ended March 27, 2015, we contributed $31 million to our non-U.S. pension plans.

13. Income Taxes

              We recorded income tax provisions of $94 million and $120 million for the quarters ended March 27, 2015 and March 28, 2014, respectively. The tax provision for the quarter ended March 27, 2015 reflects an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business, partially offset by an income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The tax provision for the quarter ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations.

              We recorded an income tax benefit of $15 million and an income tax provision of $229 million for the six months ended March 27, 2015 and March 28, 2014, respectively. The tax benefit for the six months ended March 27, 2015 reflects a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The tax provision for the six months ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards.

              We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of March 27, 2015, we had recorded $1,052 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,041 million was recorded in income taxes and $11 million was recorded in accrued and other current liabilities. During the six months ended March 27, 2015, we recognized a $36 million income tax benefit related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 26, 2014, the balance of accrued interest and penalties was $1,136 million, of which $1,115 million was recorded in income taxes and $21 million was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

              We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 27, 2015.

14. Other Income (Expense), Net

              During the quarters ended March 27, 2015 and March 28, 2014, we recorded net other expense of $5 million and net other income of $16 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 9 for further information regarding the Tax Sharing Agreement.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Other Income (Expense), Net (Continued)

              During the six months ended March 27, 2015 and March 28, 2014, we recorded net other expense of $75 million and net other income of $48 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the six months ended March 27, 2015 included $94 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 10 for additional information. The net other income for the six months ended March 28, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

15. Earnings Per Share

              The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Basic	407	410	407	411
Dilutive impact of share-based compensation arrangements	6	7	6	6

Diluted	413	417	413	417

              For the six months ended March 27, 2015, there were one million share options that were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

16. Equity

    Common Shares Held in Treasury

              In March 2015, our shareholders approved the cancellation of five million shares purchased under our share repurchase program during the period from December 28, 2013 to December 26, 2014. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

    Dividends

              In March 2015, our shareholders approved a dividend payment to shareholders of $1.32 (equivalent to CHF 1.33) per share out of contributed surplus, payable in four equal quarterly installments of $0.33 per share beginning in the third quarter of fiscal 2015 through the second quarter of fiscal 2016.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Equity (Continued)

              Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At March 27, 2015 and September 26, 2014, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $537 million and $236 million, respectively.

    Share Repurchase Program

              In the second quarter of fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Six Months Ended
	March 27, 2015	March 28, 2014
	(in millions)
Number of common shares repurchased	4	7
Amount repurchased	$284	$390

              At March 27, 2015, we had $3.6 billion of availability remaining under our share repurchase authorization.

17. Share Plans

              Total share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Share-based compensation expense	$21	$20	$44	$40

              As of March 27, 2015, there was $183 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.9 years.

              During the first quarter of fiscal 2015, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Share options	1.7	$18.82
Restricted share awards	1.1	61.50
Performance share awards	0.2	61.50

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Share Plans (Continued)

              As of March 27, 2015, we had 19 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

    Share-Based Compensation Assumptions

              The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	36%
Risk free interest rate	1.97%
Expected annual dividend per share	$1.16
Expected life of options (in years)	6.0

18. Segment Data

              Effective for the second quarter of fiscal 2015, we reorganized our management and segments to better align the organization around our strategy. See Note 1 for additional information regarding our new segment structure.

              The following segment information reflects the new segment reporting structure. Prior period segment results have been restated to conform to the new segment structure.

              Net sales by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Transportation Solutions	$1,610	$1,571	$3,222	$3,011
Industrial Solutions	797	789	1,581	1,552
Communications Solutions	675	604	1,328	1,263

Total(1)	$3,082	$2,964	$6,131	$5,826

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Segment Data (Continued)

              Operating income by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Transportation Solutions	$323	$338	$618	$623
Industrial Solutions	84	102	170	197
Communications Solutions	41	31	85	70

Total	$448	$471	$873	$890

              Segment assets and a reconciliation of segment assets to total assets were as follows:

	March 27, 2015	September 26, 2014
	(in millions)
Transportation Solutions	$3,312	$3,062
Industrial Solutions	1,710	1,735
Communications Solutions	1,634	1,689

Total segment assets(1)	6,656	6,486
Other current assets	3,834	5,300
Other non-current assets	9,753	8,366

Total assets	$20,243	$20,152

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,082	$—	$3,082
Cost of sales	—	—	2,031	—	2,031

Gross margin	—	—	1,051	—	1,051
Selling, general, and administrative expenses(1)	37	(146)	500	—	391
Research, development, and engineering expenses	—	—	160	—	160
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	38	—	38

Operating income (loss)	(37)	146	339	—	448
Interest income	—	—	4	—	4
Interest expense	—	(36)	(1)	—	(37)
Other expense, net	—	—	(5)	—	(5)
Equity in net income of subsidiaries	351	229	—	(580)	—
Equity in net income of subsidiaries of discontinued operations	283	283	—	(566)	—
Intercompany interest income (expense), net	2	12	(14)	—	—

Income from continuing operations before income taxes	599	634	323	(1,146)	410
Income tax expense	—	—	(94)	—	(94)

Income from continuing operations	599	634	229	(1,146)	316
Income from discontinued operations, net of income taxes	—	—	283	—	283

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	599	634	512	(1,146)	599
Other comprehensive loss	(193)	(193)	(195)	388	(193)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$406	$441	$317	$(758)	$406

(1)
TEGSA selling, general, and administrative expenses include gains of $123 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,964	$—	$2,964
Cost of sales	—	—	1,969	—	1,969

Gross margin	—	—	995	—	995
Selling, general, and administrative expenses	54	—	325	—	379
Research, development, and engineering expenses	—	—	145	—	145
Acquisition and integration costs	—	—	1	—	1
Restructuring and other credits, net	—	—	(1)	—	(1)

Operating income (loss)	(54)	—	525	—	471
Interest income	—	—	4	—	4
Interest expense	—	(30)	(1)	—	(31)
Other income, net	—	—	16	—	16
Equity in net income of subsidiaries	395	411	—	(806)	—
Equity in net income of subsidiaries of discontinued operations	22	22	—	(44)	—
Intercompany interest income (expense), net	(1)	14	(13)	—	—

Income from continuing operations before income taxes	362	417	531	(850)	460
Income tax expense	—	—	(120)	—	(120)

Income from continuing operations	362	417	411	(850)	340
Income from discontinued operations, net of income taxes	—	—	22	—	22

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	362	417	433	(850)	362
Other comprehensive loss	(9)	(9)	(11)	20	(9)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$353	$408	$422	$(830)	$353

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,131	$—	$6,131
Cost of sales	—	—	4,060	—	4,060

Gross margin	—	—	2,071	—	2,071
Selling, general, and administrative expenses(1)	78	(155)	854	—	777
Research, development, and engineering expenses	—	—	320	—	320
Acquisition and integration costs	—	—	38	—	38
Restructuring and other charges, net	—	—	63	—	63

Operating income (loss)	(78)	155	796	—	873
Interest income	—	—	9	—	9
Interest expense	—	(70)	(1)	—	(71)
Other expense, net	—	—	(75)	—	(75)
Equity in net income of subsidiaries	825	715	—	(1,540)	—
Equity in net income of subsidiaries of discontinued operations	320	320	—	(640)	—
Intercompany interest income (expense), net	4	25	(29)	—	—

Income from continuing operations before income taxes	1,071	1,145	700	(2,180)	736
Income tax benefit	—	—	15	—	15

Income from continuing operations	1,071	1,145	715	(2,180)	751
Income from discontinued operations, net of income taxes	—	—	320	—	320

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,071	1,145	1,035	(2,180)	1,071
Other comprehensive loss	(399)	(399)	(403)	802	(399)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$672	$746	$632	$(1,378)	$672

(1)
TEGSA selling, general, and administrative expenses include gains of $123 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,826	$—	$5,826
Cost of sales	—	—	3,886	—	3,886

Gross margin	—	—	1,940	—	1,940
Selling, general, and administrative expenses	88	1	669	—	758
Research, development, and engineering expenses	—	—	286	—	286
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	5	—	5

Operating income (loss)	(88)	(1)	979	—	890
Interest income	—	—	9	—	9
Interest expense	—	(62)	(3)	—	(65)
Other income (expense), net	18	(3)	33	—	48
Equity in net income of subsidiaries	724	761	—	(1,485)	—
Equity in net income of subsidiaries of discontinued operations	62	62	—	(124)	—
Intercompany interest income (expense), net	(1)	29	(28)	—	—

Income from continuing operations before income taxes	715	786	990	(1,609)	882
Income tax expense	—	—	(229)	—	(229)

Income from continuing operations	715	786	761	(1,609)	653
Income from discontinued operations, net of income taxes	—	—	62	—	62

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	715	786	823	(1,609)	715
Other comprehensive income	15	15	11	(26)	15

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$730	$801	$834	$(1,635)	$730

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$697	$—	$697
Accounts receivable, net	—	—	2,094	—	2,094
Inventories	—	—	1,684	—	1,684
Intercompany receivables	726	499	103	(1,328)	—
Prepaid expenses and other current assets	4	4	651	—	659
Deferred income taxes	—	—	617	—	617
Assets held for sale	—	—	1,861	—	1,861

Total current assets	730	503	7,707	(1,328)	7,612
Property, plant, and equipment, net	—	—	2,878	—	2,878
Goodwill	—	—	4,832	—	4,832
Intangible assets, net	—	—	1,630	—	1,630
Deferred income taxes	—	—	2,018	—	2,018
Investment in subsidiaries	9,432	19,247	—	(28,679)	—
Intercompany loans receivable	22	2,353	8,530	(10,905)	—
Receivable from Tyco International plc and Covidien plc	—	—	948	—	948
Other assets	—	30	295	—	325

Total Assets	$10,184	$22,133	$28,838	$(40,912)	$20,243

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$735	$1	$—	$736
Accounts payable	2	—	1,231	—	1,233
Accrued and other current liabilities	581	51	1,083	—	1,715
Deferred revenue	—	—	96	—	96
Intercompany payables	602	—	726	(1,328)	—
Liabilities held for sale	—	—	361	—	361

Total current liabilities	1,185	786	3,498	(1,328)	4,141
Long-term debt	—	3,389	1	—	3,390
Intercompany loans payable	4	8,526	2,375	(10,905)	—
Long-term pension and postretirement liabilities	—	—	1,199	—	1,199
Deferred income taxes	—	—	300	—	300
Income taxes	—	—	1,907	—	1,907
Other liabilities	—	—	311	—	311

Total Liabilities	1,189	12,701	9,591	(12,233)	11,248

Total Equity	8,995	9,432	19,247	(28,679)	8,995

Total Liabilities and Equity	$10,184	$22,133	$28,838	$(40,912)	$20,243

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$1	$2,456	$—	$2,457
Accounts receivable, net	—	—	2,057	—	2,057
Inventories	—	—	1,509	—	1,509
Intercompany receivables	932	230	30	(1,192)	—
Prepaid expenses and other current assets	6	3	510	—	519
Deferred income taxes	—	—	324	—	324
Assets held for sale	—	—	2,000	—	2,000

Total current assets	938	234	8,886	(1,192)	8,866
Property, plant, and equipment, net	—	—	2,920	—	2,920
Goodwill	—	—	3,739	—	3,739
Intangible assets, net	—	—	1,087	—	1,087
Deferred income taxes	—	—	2,047	—	2,047
Investment in subsidiaries	8,602	19,966	—	(28,568)	—
Intercompany loans receivable	20	2,160	9,883	(12,063)	—
Receivable from Tyco International plc and Covidien plc	—	—	1,037	—	1,037
Other assets	—	30	426	—	456

Total Assets	$9,560	$22,390	$30,025	$(41,823)	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$577	$—	$—	$577
Accounts payable	1	—	1,229	—	1,230
Accrued and other current liabilities	282	50	1,262	—	1,594
Deferred revenue	—	—	176	—	176
Intercompany payables	260	—	932	(1,192)	—
Liabilities held for sale	—	—	416	—	416

Total current liabilities	543	627	4,015	(1,192)	3,993
Long-term debt	—	3,281	—	—	3,281
Intercompany loans payable	4	9,880	2,179	(12,063)	—
Long-term pension and postretirement liabilities	—	—	1,280	—	1,280
Deferred income taxes	—	—	229	—	229
Income taxes	—	—	2,044	—	2,044
Other liabilities	—	—	312	—	312

Total Liabilities	547	13,788	10,059	(13,255)	11,139

Total Equity	9,013	8,602	19,966	(28,568)	9,013

Total Liabilities and Equity	$9,560	$22,390	$30,025	$(41,823)	$20,152

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(72)	$105	$522	$—	$555
Net cash provided by discontinued operating activities	—	—	138	—	138

Net cash provided by (used in) operating activities	(72)	105	660	—	693

Cash Flows From Investing Activities:
Capital expenditures	—	—	(291)	—	(291)
Proceeds from sale of property, plant, and equipment	—	—	6	—	6
Acquisition of businesses, net of cash acquired	—	—	(1,729)	—	(1,729)
Change in intercompany loans	—	(1,816)	—	1,816	—
Other	—	—	(2)	—	(2)

Net cash used in continuing investing activities	—	(1,816)	(2,016)	1,816	(2,016)
Net cash used in discontinued investing activities	—	—	(14)	—	(14)

Net cash used in investing activities	—	(1,816)	(2,030)	1,816	(2,030)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	357	1,439	(1,796)	—	—
Net decrease in commercial paper	—	(92)	—	—	(92)
Proceeds from issuance of long-term debt	—	617	—	—	617
Repayment of long-term debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	88	—	88
Repurchase of common shares	(285)	—	—	—	(285)
Payment of common share dividends to shareholders	(240)	—	4	—	(236)
Loan activity with parent	240	—	1,576	(1,816)	—
Transfers from discontinued operations	—	—	124	—	124
Other	—	(4)	2	—	(2)

Net cash provided by (used in) continuing financing activities	72	1,710	(225)	(1,816)	(259)
Net cash used in discontinued financing activities	—	—	(124)	—	(124)

Net cash provided by (used in) financing activities	72	1,710	(349)	(1,816)	(383)

Effect of currency translation on cash	—	—	(40)	—	(40)
Net decrease in cash and cash equivalents	—	(1)	(1,759)	—	(1,760)
Cash and cash equivalents at beginning of period	—	1	2,456	—	2,457

Cash and cash equivalents at end of period	$—	$—	$697	$—	$697

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 28, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(62)	$1,768	$838	$(1,804)	$740
Net cash provided by discontinued operating activities	—	—	94	—	94

Net cash provided by (used in) operating activities	(62)	1,768	932	(1,804)	834

Cash Flows From Investing Activities:
Capital expenditures	—	—	(281)	—	(281)
Proceeds from sale of property, plant, and equipment	—	—	21	—	21
Acquisition of businesses, net of cash acquired	—	—	(18)	—	(18)
Intercompany distribution receipts(1)	—	3	—	(3)	—
Change in intercompany loans	—	(1,820)	—	1,820	—

Net cash used in continuing investing activities	—	(1,817)	(278)	1,817	(278)
Net cash used in discontinued investing activities	—	—	(20)	—	(20)

Net cash used in investing activities	—	(1,817)	(298)	1,817	(298)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	33	6	(39)	—	—
Net increase in commercial paper	—	25	—	—	25
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	109	—	109
Repurchase of common shares	—	—	(392)	—	(392)
Payment of common share dividends to shareholders	(210)	—	5	—	(205)
Intercompany distributions(1)	—	—	(1,807)	1,807	—
Loan activity with parent	239	—	1,581	(1,820)	—
Transfers from discontinued operations	—	—	74	—	74
Other	—	(2)	2	—	—

Net cash provided by (used in) continuing financing activities	62	49	(524)	(13)	(426)
Net cash used in discontinued financing activities	—	—	(74)	—	(74)

Net cash provided by (used in) financing activities	62	49	(598)	(13)	(500)

Effect of currency translation on cash	—	—	(10)	—	(10)
Net increase in cash and cash equivalents	—	—	26	—	26
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,429	$—	$1,429

(1)
During the first six months of fiscal 2014, other subsidiaries made distributions to TEGSA in the amount of $1,807 million. Cash flows are presented based upon the nature of the distribution.

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

Overview

              TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensor solutions essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

              As discussed in Note 1 to the Condensed Consolidated Financial Statements, effective for the second quarter of fiscal 2015, we reorganized our management and segments to better align the organization around our strategy. We now operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Prior period segment results have been restated to conform to the new segment reporting structure.

              Overall, our net sales increased 4.0% and 5.2% in the second quarter and first six months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014 due to increased net sales in all segments. The acquisition of Measurement Specialties, Inc. ("Measurement Specialties") in October 2014 contributed net sales of $138 million and $263 million during the second quarter and first six months of fiscal 2015, respectively, which benefited our sales in the sensors end market in the Transportation Solutions segment. On an organic basis, net sales increased 6.2% and 5.6% in the second quarter and first six months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014. In the Communications Solutions segment, our organic net sales increased 15.9% and 8.2% in the second quarter and first six months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014 due primarily to sales increases in the subsea communications end market and, to a lesser degree, the appliances end market, partially offset by sales decreases in the data and devices end market. In the Transportation Solutions segment, our organic net sales increased 3.0% and 5.3% in the second quarter and first six months of fiscal 2015, respectively, as compared to the second quarter and first six months of fiscal 2014 due primarily to sales increases in the automotive end market. In the Industrial Solutions segment, our organic net sales increased 5.2% and 4.0% during the second quarter and first six months of fiscal 2015, respectively, as compared to the second quarter and first six months of fiscal 2014 due primarily to sales increases in the aerospace, defense, oil, and gas and industrial equipment end markets and, to a lesser degree, the energy end market.

    Outlook

              In the third quarter of fiscal 2015, we expect net sales to be between $3.13 billion and $3.23 billion. This reflects sales increases in the Communications Solutions and, to a lesser degree, Transportation Solutions segments, partially offset by a sales decrease in the Industrial Solutions segment relative to the third quarter of fiscal 2014. In the Communications Solutions segment, we expect continued strength in the subsea communications end market. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 1% growth in global automotive production in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. In addition, the Transportation Solutions segment will benefit from the acquisition of Measurement Specialties. In the Industrial Solutions segment, we expect our sales to decrease slightly in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, with weakness in the oil and gas market, partially offset by sales increases in the commercial aerospace and industrial equipment markets. We expect diluted earnings per share from continuing operations to be in the range of $0.80 to $0.84 per share in the third quarter of fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share from continuing operations of approximately $330 million and $0.13 per share, respectively, in the third quarter of fiscal 2015.

              For fiscal 2015, we expect net sales to be between $12.35 billion and $12.65 billion, primarily reflecting sales increases in the Communications Solutions and Transportation Solutions segments from fiscal 2014 levels. In the Communications Solutions segment, we expect our net sales in the subsea communications end market to be over $700 million in fiscal 2015. In the Transportation Solutions segment, we expect our sales growth to outpace an anticipated 2% growth in global automotive production from fiscal 2014 levels. In addition, the Transportation Solutions segment will benefit from the acquisition of Measurement Specialties. In the Industrial Solutions segment, we expect our sales to be flat during fiscal 2015 as compared to fiscal 2014, with sales increases in the aerospace and industrial equipment markets offset by weakness in the oil and gas market. We expect diluted earnings per share from continuing operations to be in the range of $3.51 to $3.65 per share in fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share from continuing operations of approximately $1.01 billion and $0.38 per share, respectively, in fiscal 2015.

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

              See additional information regarding the Measurement Specialties acquisition in Note 4 to the Condensed Consolidated Financial Statements.

    Discontinued Operations

              On January 27, 2015, we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 pending customary closing conditions and regulatory approvals.

              The BNS business met the held for sale and discontinued operations criteria and has been included as such in all periods presented in our Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was a component of the former Network Solutions segment.

              See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

    Restructuring

              We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. In connection with these initiatives and in response to market conditions, we incurred net restructuring charges of $61 million during the first six months of fiscal 2015. We expect to incur net restructuring charges of approximately $75 million during fiscal 2015. Cash spending related to restructuring was $52 million during the first six months of fiscal 2015, and we expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2015. Annualized cost savings related to these actions are expected to be approximately $60 million and are expected to be realized by the end of fiscal 2016. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

Results of Operations

              Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 163 million pounds of copper, 134,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2015. Prices continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		For the Quarters Ended		For the Six Months Ended
	Measure	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Copper	Lb.	$3.08	$3.33	$3.12	$3.38
Gold	Troy oz.	$1,279	$1,425	$1,282	$1,445
Silver	Troy oz.	$19.29	$24.14	$19.25	$24.72
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

Consolidated Operations

              Net Sales. Net sales increased $118 million, or 4.0%, to $3,082 million in the second quarter of fiscal 2015 from $2,964 million in the second quarter of fiscal 2014. Measurement Specialties, which was acquired on October 9, 2014, contributed net sales of $138 million in the second quarter of fiscal 2015. On an organic basis, net sales increased $184 million, or 6.2%, in the second quarter of fiscal 2015 from the second quarter of fiscal 2014 due to sales increases in the Communications Solutions segment and, to a lesser degree, the Transportation Solutions and Industrial Solutions segments. Price erosion adversely affected organic sales by $44 million in the second quarter of fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $246 million in the second quarter of fiscal 2015.

              In the first six months of fiscal 2015, net sales increased $305 million, or 5.2%, to $6,131 million from $5,826 million in the first six months of fiscal 2014. Measurement Specialties contributed net sales of $263 million in the first six months of fiscal 2015. On an organic basis, net sales increased $326 million, or 5.6%, in the first six months of fiscal 2015 as compared to the same period of fiscal 2014 as a result of sales increases in the Transportation Solutions and Communications Solutions segments and, to a lesser degree, the Industrial Solutions segment. Price erosion adversely affected organic sales by $91 million in the first six months of fiscal 2015 as compared to the same period of fiscal 2014. Foreign currency exchange rates negatively impacted net sales by $367 million in the first six months of fiscal 2015.

              See further discussion of organic net sales below under "Results of Operations by Segment."

              The following table sets forth the percentage of our total net sales by geographic region(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Europe/Middle East/Africa ("EMEA")	33%	37%	33%	36%
Asia–Pacific	33	35	34	36
Americas(2)	34	28	33	28

Total	100%	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

              The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 27, 2015 versus Net Sales for the Quarter Ended March 28, 2014						Change in Net Sales for the Six Months Ended March 27, 2015 versus Net Sales for the Six Months Ended March 28, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
EMEA	$33	3.0%	$(189)	$73	$(83)	(7.6)%	$60	2.9%	$(268)	$141	$(67)	(3.2)%
Asia–Pacific	4	0.4	(42)	23	(15)	(1.4)	58	2.8	(75)	43	26	1.2
Americas	147	17.6	(15)	84	216	25.9	208	12.5	(24)	162	346	20.8

Total	$184	6.2%	$(246)	$180	$118	4.0%	$326	5.6%	$(367)	$346	$305	5.2%

              The following table sets forth the percentage of our total net sales by segment:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Transportation Solutions	52%	53%	52%	52%
Industrial Solutions	26	27	26	26
Communications Solutions	22	20	22	22

Total	100%	100%	100%	100%

              The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 27, 2015 versus Net Sales for the Quarter Ended March 28, 2014						Change in Net Sales for the Six Months Ended March 27, 2015 versus Net Sales for the Six Months Ended March 28, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Transportation Solutions	$47	3.0%	$(151)	$143	$39	2.5%	$160	5.3%	$(223)	$274	$211	7.0%
Industrial Solutions	41	5.2	(70)	37	8	1.0	62	4.0	(105)	72	29	1.9
Communications Solutions	96	15.9	(25)	—	71	11.8	104	8.2	(39)	—	65	5.1

Total	$184	6.2%	$(246)	$180	$118	4.0%	$326	5.6%	$(367)	$346	$305	5.2%

              Gross Margin. In the second quarter of fiscal 2015, gross margin was $1,051 million, reflecting a $56 million increase from gross margin of $995 million in the second quarter of fiscal 2014. Gross margin as a percentage of net sales increased to 34.1% in the second quarter of fiscal 2015 from 33.6% in the second quarter of fiscal 2014. In the second quarter of fiscal 2015, gross margin included charges of $6 million associated with the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog primarily associated with Measurement Specialties. Excluding these charges, gross margin increased in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion.

              In the first six months of fiscal 2015, gross margin increased $131 million to $2,071 million as compared to $1,940 million in the first six months of fiscal 2014. In the first six months of fiscal 2015, gross margin as a percentage of net sales increased to 33.8% from 33.3% in the same period of fiscal 2014. In the first six months of fiscal 2015, gross margin included charges of $33 million associated with the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog primarily associated with Measurement Specialties. Excluding these charges, gross margin increased in the first six months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by price erosion.

              Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $12 million to $391 million in the second quarter of fiscal 2015 from $379 million in the second quarter of fiscal 2014. Selling, general, and administrative expenses increased $19 million to $777 million in the first six months of fiscal 2015 as compared to $758 million in the same period of fiscal 2014. The increase resulted primarily from the additional selling, general, and administrative expenses of Measurement Specialties, partially offset by cost control measures and savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales decreased to 12.7% in the second quarter of fiscal 2015 from 12.8% in the same period of fiscal 2014. In the first six months of fiscal 2015, selling, general, and administrative expenses as a percentage of net sales decreased to 12.7% from 13.0% in the same period of fiscal 2014.

              Research, Development, and Engineering Expenses. Research, development, and engineering expenses increased $15 million to $160 million in the second quarter of fiscal 2015 from $145 million in the second quarter of fiscal 2014. In the first six months of fiscal 2015, research, development, and engineering expenses increased $34 million to $320 million as compared to $286 million in the same period of fiscal 2014. The increases resulted from additional expenses related to acquisitions and growth initiatives, primarily in the Transportation Solutions segment.

              Restructuring and Other Charges (Credits), Net. In the second quarters of fiscal 2015 and 2014, we recorded net restructuring and other charges of $38 million and credits of $1 million, respectively. Net restructuring and other charges were $63 million and $5 million in the first six months of fiscal 2015 and 2014, respectively. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions segment. During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

              Operating Income. In the second quarter of fiscal 2015, operating income was $448 million compared to $471 million in the second quarter of fiscal 2014. Results for the second quarter of fiscal 2015 included $22 million of acquisition related charges, including $14 million of acquisition and integration costs, $6 million of charges associated with the amortization of acquisition-related fair value adjustments, and $2 million of net restructuring and other charges. Results for the second quarter of fiscal 2015 also included $36 million of additional restructuring and other charges. Results for the second quarter of fiscal 2014 included $1 million of acquisition and integration costs and $1 million of net restructuring and other credits.

              Operating income was $873 million and $890 million in the first six months of fiscal 2015 and 2014, respectively. Results for the first six months of fiscal 2015 included $73 million of acquisition related charges, including $38 million of acquisition and integration costs, $33 million of charges associated with the amortization of acquisition-related fair value adjustments, and $2 million of net restructuring and other charges. Results for the first six months of fiscal 2015 also included $61 million of additional restructuring and other charges. Results for the first six months of fiscal 2014 included $5 million of net restructuring and other charges and $1 million of acquisition and integration costs.

              See further discussion of operating income below under "Results of Operations by Segment."

Non-Operating Items

              Interest Expense. Interest expense was $37 million and $31 million in the second quarters of fiscal 2015 and 2014, respectively. In the first six months of fiscal 2015 and 2014, interest expense was $71 million and $65 million, respectively. The increases were due to higher average debt levels.

              Other Income (Expense), Net. During the quarters ended March 27, 2015 and March 28, 2014, we recorded net other expense of $5 million and net other income of $16 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien). See Note 9 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

              During the six months ended March 27, 2015 and March 28, 2014, we recorded net other expense of $75 million and net other income of $48 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the six months ended March 27, 2015 included $94 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information. The net other income for the six months ended March 28, 2014 included

$18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

              Income Taxes. We recorded income tax provisions of $94 million and $120 million for the quarters ended March 27, 2015 and March 28, 2014, respectively. The tax provision for the quarter ended March 27, 2015 reflects an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business, partially offset by an income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The tax provision for the quarter ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, partially offset by tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns in certain non-U.S. locations.

              We recorded an income tax benefit of $15 million and an income tax provision of $229 million for the six months ended March 27, 2015 and March 28, 2014, respectively. The tax benefit for the six months ended March 27, 2015 reflects a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The tax provision for the six months ended March 28, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards.

Results of Operations by Segment

    Transportation Solutions

              The Transportation Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	($ in millions)
Net sales	$1,610	$1,571	$3,222	$3,011
Operating income	$323	$338	$618	$623
Operating margin	20.1%	21.5%	19.2%	20.7%

              The following table sets forth the Transportation Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Automotive	75%	82%	76%	83%
Commercial Transportation	13	15	13	14
Sensors	12	3	11	3

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2015 versus Net Sales for the Quarter Ended March 28, 2014						Change in Net Sales for the Six Months Ended March 27, 2015 versus Net Sales for the Six Months Ended March 28, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Automotive	$49	3.8%	$(127)	$—	$(78)	(6.0)%	$144	5.8%	$(188)	$—	$(44)	(1.8)%
Commercial Transportation	(3)	(1.3)	(18)	—	(21)	(9.2)	12	2.7	(26)	—	(14)	(3.3)
Sensors	1	1.7	(6)	143	138	281.6	4	4.5	(9)	274	269	277.3

Total	$47	3.0%	$(151)	$143	$39	2.5%	$160	5.3%	$(223)	$274	$211	7.0%

    Quarter Ended March 27, 2015 Compared to Quarter Ended March 28, 2014

              Net sales in the Transportation Solutions segment increased $39 million, or 2.5%, to $1,610 million in the second quarter of fiscal 2015 from $1,571 million in the second quarter of fiscal 2014. Measurement Specialties contributed net sales of $138 million in the second quarter of fiscal 2015. The weakening of certain foreign currencies negatively affected net sales by $151 million in the second quarter of fiscal 2015. Organic net sales increased $47 million, or 3.0%, during the second quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              In the automotive end market, our organic net sales increased 3.8% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014. The increase resulted from growth in the North America, Asia–Pacific, and EMEA regions due to increased consumer demand, partially offset by weakness in South America. In the commercial transportation end market, our organic net sales decreased 1.3% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 as a result of weakness in the agriculture and construction markets. In the sensors end market, our organic net sales increased 1.7% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 due primarily to strength in the Americas region and China.

              In the second quarter of fiscal 2015, operating income in the Transportation Solutions segment decreased $15 million to $323 million from $338 million in the second quarter of fiscal 2014. Segment results for the second quarter of fiscal 2015 included $10 million of acquisition related charges, including $4 million of charges associated with the amortization of acquisition-related fair value adjustments, $4 million of acquisition and integration costs, and $2 million of net restructuring and other charges. Segment results for the second quarter of fiscal 2014 included $1 million of net restructuring and other credits. Excluding these items, operating income decreased in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 due primarily to the negative impact of changes in foreign exchange rates and price erosion, partially offset by higher volume and, to a lesser degree, improved manufacturing productivity.

    Six Months Ended March 27, 2015 Compared to Six Months Ended March 28, 2014

              In the first six months of fiscal 2015, net sales in our Transportation Solutions segment increased $211 million, or 7.0%, to $3,222 million from $3,011 million in the first six months of fiscal 2014. Measurement Specialties contributed net sales of $263 million in the first six months of fiscal 2015. The weakening of certain foreign currencies negatively affected net sales by $223 million in the first six months of fiscal 2015. Organic net sales increased by $160 million, or 5.3%, in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014.

              In the automotive end market, our organic net sales increased 5.8% in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014. The increase was due to increased exports out of Europe and stronger consumer demand in China and North America. In the commercial transportation end market, our organic net sales increased 2.7% in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 primarily as a result of increased demand in China driven by the acceleration of purchases related to emission standard changes, partially offset by lower demand in the agriculture and construction markets. In the sensors end market, our organic net sales increased 4.5% in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 due to growth in all regions.

              Operating income in our Transportation Solutions segment decreased $5 million to $618 million in the first six months of fiscal 2015 from $623 million in the same period of fiscal 2014. Segment results for the first six months of fiscal 2015 included $51 million of acquisition related charges, including $30 million of charges associated with the amortization of acquisition-related fair value adjustments, $19 million of acquisition and integration costs, and $2 million of net restructuring and other charges. Segment results for the first six months of fiscal 2015 also included an additional $1 million of net restructuring and other charges. Excluding these items, operating income increased in the first six months of fiscal 2015 over the same period of fiscal 2014 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by price erosion.

    Industrial Solutions

              The Industrial Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	($ in millions)
Net sales	$797	$789	$1,581	$1,552
Operating income	$84	$102	$170	$197
Operating margin	10.5%	12.9%	10.8%	12.7%

              The following table sets forth the Industrial Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Industrial Equipment	41%	42%	40%	42%
Aerospace, Defense, Oil, and Gas	38	35	38	34
Energy	21	23	22	24

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2015 versus Net Sales for the Quarter Ended March 28, 2014						Change in Net Sales for the Six Months Ended March 27, 2015 versus Net Sales for the Six Months Ended March 28, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$19	5.8%	$(27)	$2	$(6)	(1.8)%	$20	3.1%	$(40)	$3	$(17)	(2.6)%
Aerospace, Defense, Oil, and Gas	15	5.5	(20)	35	30	11.0	34	6.5	(29)	69	74	14.2
Energy	7	3.5	(23)	—	(16)	(8.6)	8	2.1	(36)	—	(28)	(7.4)

Total	$41	5.2%	$(70)	$37	$8	1.0%	$62	4.0%	$(105)	$72	$29	1.9%

    Quarter Ended March 27, 2015 Compared to Quarter Ended March 28, 2014

              Net sales in the Industrial Solutions segment increased $8 million, or 1.0%, to $797 million in the second quarter of fiscal 2015 from $789 million in the second quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $70 million in the second quarter of fiscal 2015. Organic net sales increased $41 million, or 5.2%, during the second quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              In the industrial equipment end market, our organic net sales increased 5.8% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 as a result of growth in all regions. In the aerospace, defense, oil, and gas end market, our organic net sales increased 5.5% in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014. The increase resulted from continued strength in our commercial aviation business due to customer growth and market share gains, partially offset by weakness in the oil and gas market. In the energy end market, our organic net sales increased 3.5% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 as a result of strong growth in the Asia–Pacific and Americas regions, partially offset by a decline in the EMEA region.

              In the second quarter of fiscal 2015, operating income in the Industrial Solutions segment decreased $18 million to $84 million from $102 million in the second quarter of fiscal 2014. Segment results for the second quarter of fiscal 2015 included $12 million of acquisition related charges, including $10 million of acquisition and integration costs and $2 million of charges associated with the amortization of acquisition-related fair value adjustments. Segment results for the second quarter of fiscal 2015 also included $16 million of net restructuring and other charges. Segment results for the second quarter of fiscal 2014 included $4 million of net restructuring and other charges and $1 million of acquisition and integration costs. Excluding these items, operating income increased in the second quarter of fiscal 2015 over the same period of fiscal 2014 due primarily to higher volume, partially offset by price erosion.

    Six Months Ended March 27, 2015 Compared to Six Months Ended March 28, 2014

              In the first six months of fiscal 2015, net sales in our Industrial Solutions segment increased $29 million, or 1.9%, to $1,581 million from $1,552 million in the same period of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $105 million in the first six months of fiscal 2015. Organic net sales increased $62 million, or 4.0%, during the first six months of fiscal 2015 as compared to the first six months of fiscal 2014.

              In the industrial equipment end market, our organic net sales increased 3.1% in the first six months of fiscal 2015 as compared to the same period of fiscal 2014 due to growth in all regions, particularly the Asia–Pacific region. In the aerospace, defense, oil, and gas end market, our organic net sales increased 6.5% in the first six months of fiscal 2015 from the first six months of fiscal 2014. The increase was attributable to continued strength in our commercial aviation business due to customer growth and market share gains, partially offset by weakness in the oil and gas market. In the energy end market, our organic net sales increased 2.1% in the first six months of fiscal 2015 from the same period of fiscal 2014 primarily as a result of strong growth in the Americas and Asia–Pacific regions, partially offset by a decline in the EMEA region.

              Operating income in the Industrial Solutions segment decreased $27 million to $170 million in the first six months of fiscal 2015 from $197 million in the same period of fiscal 2014. Segment results for the first six months of fiscal 2015 included $22 million of acquisition related charges, including $19 million of acquisition and integration costs and $3 million of charges associated with the amortization of acquisition-related fair value adjustments. Segment results for the first six months of fiscal 2015 also included $18 million of net restructuring and other charges. Segment results for the first six months of fiscal 2014 included $6 million of net restructuring and other charges and $1 million of acquisition and integration costs. Excluding these items, operating income increased in the first six months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of higher volume, partially offset by price erosion.

    Communications Solutions

              The Communications Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	($ in millions)
Net sales	$675	$604	$1,328	$1,263
Operating income	$41	$31	$85	$70
Operating margin	6.1%	5.1%	6.4%	5.5%

              The following table sets forth the Communications Solutions segment's percentage of total net sales by primary industry end market(1):

	For the Quarters Ended		For the Six Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Data and Devices	51%	63%	53%	64%
Appliances	24	27	24	25
Subsea Communications	25	10	23	11

Total	100%	100%	100%	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

              The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2015 versus Net Sales for the Quarter Ended March 28, 2014					Change in Net Sales for the Six Months Ended March 27, 2015 versus Net Sales for the Six Months Ended March 28, 2014
	Organic		Translation	Total		Organic		Translation	Total
	($ in millions)
Data and Devices	$(23)	(6.0)%	$(14)	$(37)	(9.7)%	$(74)	(9.3)%	$(24)	$(98)	(12.2)%
Appliances	10	6.0	(11)	(1)	(0.6)	20	6.3	(15)	5	1.6
Subsea Communications	109	180.7	—	109	180.7	158	108.6	—	158	108.6

Total	$96	15.9%	$(25)	$71	11.8%	$104	8.2%	$(39)	$65	5.1%

    Quarter Ended March 27, 2015 Compared to Quarter Ended March 28, 2014

              In the second quarter of fiscal 2015, net sales in the Communications Solutions segment increased $71 million, or 11.8%, to $675 million from $604 million in the second quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $25 million in the second quarter of fiscal 2015. Organic net sales increased $96 million, or 15.9%, during the second quarter of fiscal 2015 as compared to the same period of fiscal 2014.

              In the data and devices end market, our organic net sales decreased 6.0% in the second quarter of fiscal 2015 from the second quarter of fiscal 2014 due to continued declines in our sales in the mobile phone market and weak demand in the tablet computer market. In the appliances end market, our organic net sales increased 6.0% in the second quarter of fiscal 2015 as compared to the same period of fiscal 2014 due primarily to a rebound in the U.S. market and strong demand in China. In the subsea communications end market, organic net sales increased 180.7% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 as a result of increased levels of project activity.

              Operating income in the Communications Solutions segment increased $10 million to $41 million in the second quarter of fiscal 2015 from $31 million in the second quarter of fiscal 2014. Segment results included net restructuring and other charges of $20 million and credits of $4 million in the second quarters of fiscal 2015 and 2014, respectively. Excluding these items, operating income increased in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 due primarily to improved manufacturing productivity and, to a lesser degree, higher volume, partially offset by price erosion.

    Six Months Ended March 27, 2015 Compared to Six Months Ended March 28, 2014

              In the first six months of fiscal 2015, net sales in our Communications Solutions segment increased $65 million, or 5.1%, to $1,328 million from $1,263 million in the same period of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $39 million in the first six months of fiscal 2015. Organic net sales increased $104 million, or 8.2%, during the first six months of fiscal 2015 as compared to the first six months of fiscal 2014.

              In the data and devices end market, our organic net sales decreased 9.3% in the first six months of fiscal 2015 from the first six months of fiscal 2014 due to continued declines in our sales in the mobile phone market and weak demand in the tablet computer market. In the appliances end market, our organic net sales increased 6.3% during the first six months of fiscal 2015 as compared to the same period of fiscal 2014 due primarily to a rebound in the U.S. market and strong demand in China. In the subsea communications end market, organic net sales increased 108.6% in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 as a result of increased levels of project activity.

              Operating income in the Communications Solutions segment increased $15 million to $85 million in the first six months of fiscal 2015 from $70 million in the same period of fiscal 2014. Segment results included net restructuring and other charges of $42 million and credits of $1 million in the first six months of fiscal 2015 and 2014, respectively. Excluding these items, operating income increased in the first six months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of improved manufacturing productivity and, to a lesser degree, higher volume, partially offset by price erosion.

Liquidity and Capital Resources

              The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended
	March 27, 2015	March 28, 2014
	(in millions)
Net cash provided by operating activities	$693	$834
Net cash used in investing activities	(2,030)	(298)
Net cash used in financing activities	(383)	(500)
Effect of currency translation on cash	(40)	(10)

Net increase (decrease) in cash and cash equivalents	$(1,760)	$26

              Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $500 million of senior floating rate notes due in January 2016. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law, to purchase a portion of our common shares pursuant to our authorized share repurchase program, to pay distributions or dividends on our common shares, or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

              In the first six months of fiscal 2015, net cash provided by continuing operating activities decreased $185 million to $555 million from $740 million in the first six months of fiscal 2014. The decrease resulted primarily from the unfavorable effects of changes in inventory levels, project activity in our subsea communications business, and the timing of tax payments, partially offset by the favorable effects of changes in accounts receivable levels.

              The amount of income taxes paid, net of refunds, during the first six months of fiscal 2015 and 2014 was $170 million and $114 million, respectively. In the first six months of fiscal 2015, these payments included $26 million for deficiencies related to pre-separation U.S. tax matters. In the first six months of fiscal 2014, we received net reimbursements of $21 million related to pre-separation U.S. tax matters. We expect to make net cash payments related to pre-separation U.S. tax matters of approximately $19 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

              In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $296 million in the first six months of fiscal 2015 as compared to $459 million in the first six months of fiscal 2014. The decrease in free cash flow was driven primarily by the changes in net cash provided by continuing operating activities discussed above.

              The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Six Months Ended
	March 27, 2015	March 28, 2014
	(in millions)
Net cash provided by continuing operating activities	$555	$740
Capital expenditures	(291)	(281)
Proceeds from sale of property, plant, and equipment	6	21
Payments (receipts) related to pre-separation U.S. tax matters, net	26	(21)

Free cash flow	$296	$459

Cash Flows from Investing Activities

              Capital spending increased $10 million in the first six months of fiscal 2015 to $291 million as compared to $281 million in the first six months of fiscal 2014. We expect fiscal 2015 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

              In the first quarter of fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. See additional information in Note 4 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

              Total debt at March 27, 2015 and September 26, 2014 was $4,126 million and $3,858 million, respectively.

              During February 2015, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $250 million of 1.60% senior notes due 2015.

              During February 2015, TEGSA issued €550 million (approximately $617 million using an exchange rate of $1.12 per €1.00) aggregate principal amount of 1.100% senior notes due March 1, 2023. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

              TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Credit Facility at March 27, 2015 and September 26, 2014.

              The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 27, 2015, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

              In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

              Payments of common share dividends to shareholders were $236 million and $205 million in the first six months of fiscal 2015 and 2014, respectively.

              In March 2015, our shareholders approved a dividend payment to shareholders of $1.32 (equivalent to CHF 1.33) per share out of contributed surplus, payable in four equal quarterly installments of $0.33 per share beginning in the third quarter of fiscal 2015 through the second quarter of fiscal 2016.

              In the second quarter of fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. We repurchased approximately four million of our common shares for $284 million and approximately seven million of our common shares for $390 million under our share repurchase authorization during the six months ended March 27, 2015 and March 28, 2014, respectively. At March 27, 2015, we had $3.6 billion of availability remaining under our share repurchase authorization.

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

              At March 27, 2015, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represents the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we do not believe we have any obligation to the sellers. However, the sellers have contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. In November 2014, sellers filed their pre-trial statements with the court claiming no less than $135 million, representing the $80 million contingent purchase price commitment plus interest and costs. Trial began on March 16, 2015 and has not yet concluded. A liability for this contingency has not been recorded on the Condensed Consolidated Financial Statements as we do not believe that any payment is probable at this time.

Income Tax Matters

              Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International. On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation").

              In connection with the separation, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See "Income Tax Matters" in Note 10 to the Condensed Consolidated Financial Statements for further information regarding income tax matters, including the disputed issue related to the tax treatment of certain intercompany debt transactions.

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

              At March 27, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $322 million.

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

              Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements were valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees. At March 27, 2015, we had a liability of $21 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

              The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

              Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. During the six months ended March 27, 2015, there were no significant changes to these policies or to the underlying accounting assumptions and estimates used in these policies from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

Non-GAAP Financial Measures

Organic Net Sales Growth

              Organic net sales growth is a non-GAAP financial measure. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth (the non-GAAP measure) consists of the impact from foreign currency exchange rates, acquisitions, and divestitures. Organic net sales growth is a useful measure of the underlying results and trends in our business. It is also a significant component in our incentive compensation plans. It excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

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

              The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 and in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2014, could also cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no significant changes in our exposures to market risk during the first six months of fiscal 2015. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

              Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 27, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 27, 2015.

Measurement Specialties Acquisition

              We acquired Measurement Specialties on October 9, 2014. For additional information regarding the acquisition, see Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

              During the quarter ended March 27, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

              There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014, other than as set forth in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2014. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

              None.

Issuer Purchases of Equity Securities

              The following table presents information about our purchases of our common shares during the quarter ended March 27, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 27, 2014–January 23, 2015	810,997	$63.13	808,400	$681,871,213
January 24–February 27, 2015	513,151	69.87	507,700	3,646,375,519
February 28–March 27, 2015	778,332	71.97	778,400	3,590,354,486

Total	2,102,480	$68.05	2,094,500

(1)
These columns include the following transactions which occurred during the quarter ended March 27, 2015:

(i)
the acquisition of 7,980 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,094,500 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On January 27, 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
2.1	Stock and Asset Purchase Agreement, dated as of January 27, 2015, by and among TE Connectivity Ltd., CommScope Holding Company, Inc. and CommScope, Inc. (Incorporated by reference to Exhibit 2.1 to TE Connectivity's Current Report on Form 8-K, filed January 29, 2015)
3.1	Articles of Association of TE Connectivity Ltd., as amended and restated (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed March 6, 2015)
3.2	Organizational Regulations of TE Connectivity Ltd., as amended and restated (Incorporated by reference to Exhibit 3.2 to TE Connectivity's Current Report on Form 8-K, filed March 6, 2015)
4.1	Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 27, 2015)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 27, 2015, filed on April 23, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

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
Date: April 23, 2015