Form 10-Q
period 2015-06-26
TE Connectivity Ltd.
filed 2015-07-23
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2015
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

        The number of common shares outstanding as of July 17, 2015 was 402,384,495.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions, except per share data)
Net sales	$3,118	$3,075	$9,249	$8,901
Cost of sales	2,070	2,057	6,130	5,943

Gross margin	1,048	1,018	3,119	2,958
Selling, general, and administrative expenses	393	396	1,170	1,154
Research, development, and engineering expenses	159	147	479	433
Acquisition and integration costs	8	1	46	2
Restructuring and other charges, net	19	10	82	15

Operating income	469	464	1,342	1,354
Interest income	4	4	13	13
Interest expense	(33)	(28)	(104)	(93)
Other income (expense), net	11	9	(64)	57

Income from continuing operations before income taxes	451	449	1,187	1,331
Income tax expense	(100)	(102)	(85)	(331)

Income from continuing operations	351	347	1,102	1,000
Income (loss) from discontinued operations, net of income taxes	(42)	56	278	118

Net income attributable to TE Connectivity Ltd.	$309	$403	$1,380	$1,118

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.86	$0.85	$2.71	$2.44
Income (loss) from discontinued operations	(0.10)	0.14	0.68	0.29
Net income	0.76	0.99	3.39	2.73
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$0.85	$0.83	$2.67	$2.40
Income (loss) from discontinued operations	(0.10)	0.13	0.67	0.28
Net income	0.75	0.97	3.34	2.68
Dividends paid per common share	$0.33	$0.29	$0.91	$0.79
Weighted-average number of shares outstanding:
Basic	406	409	407	410
Diluted	412	416	413	417

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Net income attributable to TE Connectivity Ltd.	$309	$403	$1,380	$1,118
Other comprehensive income (loss):
Currency translation	37	12	(388)	10
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	10	7	29	22
Gains (losses) on cash flow hedges, net of income taxes	(4)	20	3	22

Other comprehensive income (loss)	43	39	(356)	54

Comprehensive income attributable to TE Connectivity Ltd.	$352	$442	$1,024	$1,172

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 26, 2015	September 26, 2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$701	$2,457
Accounts receivable, net of allowance for doubtful accounts of $18 and $14, respectively	2,185	2,057
Inventories	1,717	1,509
Prepaid expenses and other current assets	617	519
Deferred income taxes	619	324
Assets held for sale	1,897	2,013

Total current assets	7,736	8,879
Property, plant, and equipment, net	2,925	2,920
Goodwill	4,841	3,726
Intangible assets, net	1,597	1,087
Deferred income taxes	2,054	2,047
Receivable from Tyco International plc and Covidien plc	962	1,037
Other assets	326	456

Total Assets	$20,441	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$631	$577
Accounts payable	1,206	1,230
Accrued and other current liabilities	1,660	1,594
Deferred revenue	179	176
Liabilities held for sale	365	416

Total current liabilities	4,041	3,993
Long-term debt	3,395	3,281
Long-term pension and postretirement liabilities	1,192	1,280
Deferred income taxes	299	229
Income taxes	1,936	2,044
Other liabilities	443	312

Total Liabilities	11,306	11,139

Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 414,064,381 shares authorized and issued, CHF 0.57 par value, and 419,070,781 shares authorized and issued, CHF 0.57 par value, respectively	182	184
Contributed surplus	4,338	5,231
Accumulated earnings	5,633	4,253
Treasury shares, at cost, 10,181,684 and 11,383,631 shares, respectively	(651)	(644)
Accumulated other comprehensive loss	(373)	(17)

Total TE Connectivity Ltd. shareholders' equity	9,129	9,007
Noncontrolling interests	6	6

Total Equity	9,135	9,013

Total Liabilities and Equity	$20,441	$20,152

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Income (Loss)
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	1,380	—	1,380	—	1,380
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)	—	(356)
Share-based compensation expense	—	—	—	—	71	—	—	71	—	71
Dividends approved	—	—	—	—	(534)	—	—	(534)	—	(534)
Exercise of share options	—	—	3	97	—	—	—	97	—	97
Restricted share award vestings and other activity	—	—	1	127	(127)	—	—	—	—	—
Repurchase of common shares	—	—	(8)	(536)	—	—	—	(536)	—	(536)
Cancellation of treasury shares	(5)	(2)	5	305	(303)	—	—	—	—	—

Balance at June 26, 2015	414	$182	(10)	$(651)	$4,338	$5,633	$(373)	$9,129	$6	$9,135

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386
Net income	—	—	—	—	—	1,118	—	1,118	—	1,118
Other comprehensive income	—	—	—	—	—	—	54	54	—	54
Share-based compensation expense	—	—	—	—	64	—	—	64	—	64
Dividends approved	—	—	—	—	(473)	—	—	(473)	—	(473)
Exercise of share options	—	—	4	143	—	—	—	143	—	143
Restricted share award vestings and other activity	—	—	2	106	(109)	—	—	(3)	—	(3)
Repurchase of common shares	—	—	(8)	(441)	—	—	—	(441)	—	(441)
Cancellation of treasury shares	(10)	(5)	10	399	(394)	—	—	—	—	—

Balance at June 27, 2014	419	$184	(9)	$(513)	$5,224	$3,590	$357	$8,842	$6	$8,848

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,380	$1,118
Income from discontinued operations, net of income taxes	(278)	(118)

Income from continuing operations	1,102	1,000
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	455	408
Non-cash restructuring charges	15	14
Deferred income taxes	(106)	52
Provision for losses on accounts receivable and inventories	35	34
Tax sharing (income) expense	62	(59)
Share-based compensation expense	65	58
Other	59	46
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(125)	(167)
Inventories	(218)	(88)
Prepaid expenses and other current assets	35	(29)
Accounts payable	(29)	54
Accrued and other current liabilities	(206)	(357)
Deferred revenue	4	52
Income taxes	(90)	95
Other	21	29

Net cash provided by continuing operating activities	1,079	1,142
Net cash provided by discontinued operating activities	210	192

Net cash provided by operating activities	1,289	1,334

Cash Flows From Investing Activities:
Capital expenditures	(425)	(445)
Proceeds from sale of property, plant, and equipment	10	25
Acquisition of businesses, net of cash acquired	(1,726)	(18)
Other	(2)	(4)

Net cash used in continuing investing activities	(2,143)	(442)
Net cash used in discontinued investing activities	(22)	(29)

Net cash used in investing activities	(2,165)	(471)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(197)	25
Proceeds from issuance of long-term debt	617	323
Repayment of long-term debt	(473)	(360)
Proceeds from exercise of share options	97	140
Repurchase of common shares	(511)	(452)
Payment of common share dividends to shareholders	(370)	(324)
Transfers from discontinued operations	188	163
Other	(2)	(2)

Net cash used in continuing financing activities	(651)	(487)
Net cash used in discontinued financing activities	(188)	(163)

Net cash used in financing activities	(839)	(650)

Effect of currency translation on cash	(41)	(3)
Net increase (decrease) in cash and cash equivalents	(1,756)	210
Cash and cash equivalents at beginning of period	2,457	1,403

Cash and cash equivalents at end of period	$701	$1,613

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

  Segment Structure

        During fiscal 2015, we reorganized our management structure and segments to better align the organization around our strategy. Our businesses in the former Consumer Solutions segment and our continuing businesses in the former Network Solutions segment have been moved into the newly created Communications Solutions segment. (See Note 3 for information regarding discontinued operations.) In addition, the former Data Communications and Consumer Devices businesses have been combined to form the Data and Devices business. The following represents the current segment structure:

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Restructuring charges, net	$4	$13	$65	$18
Other charges (credits), net(1)	15	(3)	17	(3)

	$19	$10	$82	$15

(1)
In fiscal 2015, net other charges primarily consisted of charges incurred in connection with the pending sale of our Broadband Network Solutions ("BNS") business. See Note 3 for additional information.

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Transportation Solutions	$1	$3	$3	$3
Industrial Solutions	2	—	19	6
Communications Solutions	1	10	43	9

Restructuring charges, net	$4	$13	$65	$18

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves during the first nine months of fiscal 2015 is summarized as follows:

	Balance at September 26, 2014	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at June 26, 2015
	(in millions)
Fiscal 2015 Actions:
Employee severance	$—	$47	$—	$(13)	$—	$—	$34
Facility and other exit costs	—	1	—	—	—	—	1
Property, plant, and equipment	—	14	—	—	(14)	—	—

Total	—	62	—	(13)	(14)	—	35

Fiscal 2014 Actions:
Employee severance	16	—	—	(7)	—	(1)	8
Facility and other exit costs	1	—	—	(1)	—	—	—

Total	17	—	—	(8)	—	(1)	8

Pre-Fiscal 2014 Actions:
Employee severance	75	2	(1)	(42)	—	(8)	26
Facility and other exit costs	22	1	—	(9)	—	1	15
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	97	4	(1)	(51)	(1)	(7)	41

Total Activity	$114	$66	$(1)	$(72)	$(15)	$(8)	$84

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions segment. In connection with this program, during the nine months ended June 26, 2015, we recorded restructuring charges of $62 million. We expect to complete all restructuring actions commenced in the first nine months of fiscal 2015 by the end of fiscal 2016 and to incur total charges of approximately $67 million.

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. In connection with this program, during the nine months ended June 27, 2014, we recorded restructuring charges of $18 million. We do not expect to incur any additional charges related to restructuring actions commenced in fiscal 2014.

  Pre-Fiscal 2014 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, during fiscal 2012, we initiated a restructuring

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. During the nine months ended June 26, 2015, we recorded net restructuring charges of $3 million related to pre-fiscal 2014 actions. We do not expect to incur any additional significant charges related to pre-fiscal 2014 actions.

  Total Restructuring Reserves

        Restructuring reserves included on our Condensed Consolidated Balance Sheets were as follows:

	June 26, 2015	September 26, 2014
	(in millions)
Accrued and other current liabilities	$55	$83
Other liabilities	29	31

Restructuring reserves	$84	$114

3. Discontinued Operations

        On January 27, 2015, we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 pending customary closing conditions and regulatory approvals.

        The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Net sales	$471	$505	$1,313	$1,436

Pre-tax income (loss) from discontinued operations	$(37)	$68	$69	$161
Income tax (expense) benefit	(5)	(12)	209	(43)

Income (loss) from discontinued operations, net of income taxes	$(42)	$56	$278	$118

        Pre-tax loss from discontinued operations for the quarter ended June 26, 2015 included pre-tax charges of $126 million recorded in connection with the Com-Net case related to our former Wireless Systems business which was sold in fiscal 2009. See Note 10 for additional information regarding the Com-Net case.

        The income tax benefit from discontinued operations for the nine months ended June 26, 2015 primarily reflects an income tax benefit related to the recognition of certain deferred tax assets expected to be realized upon the sale of the BNS business, partially offset by an income tax charge

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations (Continued)

related to the impacts of legal entity restructurings in connection with the anticipated sale of the BNS business.

        The following table presents balance sheet information for assets and liabilities held for sale:

	June 26, 2015	September 26, 2014
	(in millions)
Accounts receivable, net	$352	$382
Inventories	210	236
Property, plant, and equipment, net	199	206
Goodwill	860	869
Intangible assets, net	227	242
Other assets	49	78

Total assets	$1,897	$2,013

Current maturities of long-term debt	$89	$90
Accounts payable	141	161
Other liabilities	135	165

Total liabilities	$365	$416

        The BNS and Wireless Systems businesses met the held for sale and discontinued operations criteria and have been reported as such in all periods presented in our Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$37
Accounts receivable	84
Inventories	110
Other current assets	20
Property, plant, and equipment	95
Goodwill	1,066
Intangible assets	547
Other non-current assets	9

Total assets acquired	1,968

Current maturities of long-term debt	20
Accounts payable	48
Other current liabilities	66
Long-term debt	203
Deferred income taxes	101
Other non-current liabilities	9

Total liabilities assumed	447

Net assets acquired	1,521
Cash and cash equivalents acquired	(37)

Net cash paid	$1,484

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

        Goodwill of $1,066 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Measurement Specialties completed certain acquisitions that resulted in goodwill with an estimated value of $23 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2030.

        For the quarter ended June 26, 2015 and the period from October 9, 2014 to June 26, 2015, Measurement Specialties contributed net sales of $143 million and $406 million, respectively, to our Condensed Consolidated Statements of Operations. Due to the commingled nature of our operations, it is not practicable to separately identify operating income of Measurement Specialties on a stand-alone basis.

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for the Quarters Ended		Pro Forma for the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions, except per share data)
Net sales	$3,118	$3,189	$9,268	$9,224
Net income attributable to TE Connectivity Ltd.	309	395	1,404	1,091
Diluted earnings per share attributable to TE Connectivity Ltd.	$0.75	$0.95	$3.40	$2.62

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Acquisitions (Continued)

        The pro forma financial information is based on our final allocation of the purchase price. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for the quarter ended June 26, 2015 were adjusted to exclude $1 million of charges related to the amortization of the fair value of acquired intangible assets and include $1 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position.

        Pro forma results for the quarter ended June 27, 2014 were adjusted to include $5 million of charges related to the amortization of the fair value of acquired intangible assets, $3 million of interest expense based on pro forma changes in our capital structure, and $1 million in depreciation expense.

        Pro forma results for the nine months ended June 26, 2015 were adjusted to exclude $16 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $7 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, $7 million of charges related to acquired customer order backlog, and $1 million of charges related to the amortization of the fair value of acquired intangible assets. In addition, pro forma results for the nine months ended June 26, 2015 were adjusted to include $2 million of interest expense based on pro forma changes in our capital structure.

        Pro forma results for the nine months ended June 27, 2014 were adjusted to include $16 million of charges related to the amortization of the fair value of acquired intangible assets, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $10 million of interest expense based on pro forma changes in our capital structure, $7 million of charges related to acquired customer order backlog, $1 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, and $1 million in depreciation expense.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014.

        During the nine months ended June 26, 2015, we acquired three additional companies for $242 million in cash, net of cash acquired.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Inventories

        Inventories consisted of the following:

	June 26, 2015	September 26, 2014
	(in millions)
Raw materials	$277	$211
Work in progress	628	562
Finished goods	812	736

Inventories	$1,717	$1,509

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 26, 2014(2)	$834	$2,165	$727	$3,726
Acquisitions	1,067	146	—	1,213
Currency translation	(31)	(50)	(17)	(98)

June 26, 2015(2)	$1,870	$2,261	$710	$4,841

(1)
In connection with the realignment of certain businesses during fiscal 2015, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 1 for additional information regarding our current segment structure.

(2)
At June 26, 2015 and September 26, 2014, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,626 million, respectively.

        During fiscal 2015, we completed the acquisition of Measurement Specialties and recognized $1,066 million of goodwill which benefits the Transportation Solutions segment. See Note 4 for additional information on the acquisition of Measurement Specialties.

7. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 26, 2015			September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,152	$(506)	$646	$986	$(453)	$533
Customer relationships	1,068	(142)	926	614	(83)	531
Other	38	(13)	25	35	(12)	23

Total	$2,258	$(661)	$1,597	$1,635	$(548)	$1,087

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net (Continued)

        During fiscal 2015, the gross carrying amount of intangible assets increased by $547 million as a result of the Measurement Specialties acquisition. Intangible asset amortization expense was $37 million and $20 million for the quarters ended June 26, 2015 and June 27, 2014, respectively, and $117 million and $60 million for the nine months ended June 26, 2015 and June 27, 2014, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2015	$35
Fiscal 2016	140
Fiscal 2017	137
Fiscal 2018	136
Fiscal 2019	135
Fiscal 2020	132
Thereafter	882

Total	$1,597

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

        During the first nine months of fiscal 2015, we reclassified $500 million of senior floating rate notes due 2016 from long-term debt to current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

        As of June 26, 2015, TEGSA had $130 million of commercial paper outstanding at a weighted-average interest rate of 0.43%. TEGSA had $327 million of commercial paper outstanding at a weighted-average interest rate of 0.30% at September 26, 2014.

        The fair value of our debt, based on indicative valuations, was approximately $4,294 million and $4,125 million at June 26, 2015 and September 26, 2014, respectively.

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

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. At June 26, 2015 and September 26, 2014, we had a liability of $17 million and $21 million, respectively, representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

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

        At June 26, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $369 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $32 million and $29 million at June 26, 2015 and September 26, 2014, respectively.

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. On July 13, 2015, the court entered a verdict in favor of the sellers and against us in the amount of $126 million plus costs, representing the $80 million contingent purchase price plus interest. We are proceeding with an appeal. In connection with this case, we recorded a reserve and pre-tax charges of $126 million in the third quarter of fiscal 2015. These charges are reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

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

        The previously set U.S. Tax Court trial date of February 29, 2016 has been delayed at the request of the IRS and is anticipated to commence during the second half of calendar 2016. The parties remain engaged in discovery. We do not expect any payments to the IRS with respect to these matters until they are fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with these matters.

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

        In the first quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed issue involving certain intercompany loans originated during the years 1997 through 2000. As a result of these developments, in the first nine months of fiscal 2015, we recognized an income tax benefit of $202 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $89 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        During the first nine months of fiscal 2015 and 2014, we made net payments of $23 million and $179 million, respectively, related to pre-separation U.S. tax matters. Over the next twelve months, we expect to make net cash payments of approximately $18 million in connection with pre-separation U.S. tax matters.

        During fiscal 2012, the IRS commenced its audit of our income tax returns for the years 2008 through 2010. We expect the 2008 through 2010 audit to conclude in fiscal 2015.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

        At June 26, 2015 and September 26, 2014, we have reflected $20 million and $51 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on our Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 26, 2015, we concluded that it was probable that we would incur remedial costs in the range of $17 million to $38 million, and that the best estimate within this range was $20 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

11. Financial Instruments

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $4,331 million and $2,893 million at June 26, 2015 and September 26, 2014, respectively. For the quarter and nine months ended June 26, 2015, we recorded foreign exchange losses of $53 million and foreign exchange gains of $359 million, respectively, as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange gains and losses attributable to the translation of the net investment. Foreign exchange gains and losses recorded as currency translation were immaterial for the quarter and nine months ended June 27, 2014.

        In the third quarter of fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €600 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we will make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted average rate of 5.36% per annum. Upon the maturities of these contracts in fiscal 2022, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Service cost	$2	$2	$12	$12
Interest cost	12	13	15	17
Expected return on plan assets	(17)	(16)	(19)	(17)
Amortization of net actuarial loss	6	6	9	6
Other	—	—	(1)	(1)

Net periodic pension benefit cost	$3	$5	$16	$17

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Service cost	$7	$6	$37	$35
Interest cost	36	38	46	52
Expected return on plan assets	(51)	(48)	(57)	(50)
Amortization of net actuarial loss	19	18	27	18
Other	—	—	(4)	(3)

Net periodic pension benefit cost	$11	$14	$49	$52

        During the nine months ended June 26, 2015, we contributed $46 million to our non-U.S. pension plans.

13. Income Taxes

        We recorded income tax provisions of $100 million and $102 million for the quarters ended June 26, 2015 and June 27, 2014, respectively. For the nine months ended June 26, 2015 and June 27, 2014, we recorded income tax provisions of $85 million and $331 million, respectively. The tax provision for the nine months ended June 26, 2015 reflects a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The tax provision for the nine months ended June 27, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of June 26, 2015, we had recorded $1,069 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheet, of which $1,062 million was recorded in income taxes and the remainder was recorded in accrued and other current liabilities. During the nine months ended June 26, 2015, we recognized a $14 million income tax benefit related to interest and penalties on the Condensed Consolidated Statement of Operations. As of September 26, 2014, the balance of accrued interest and penalties was $1,136 million, of which $1,115 million was recorded in income taxes and the remainder was recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $70 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months. See Note 10 for additional information regarding the status of IRS examinations.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 26, 2015.

14. Other Income (Expense), Net

        During the quarters ended June 26, 2015 and June 27, 2014, we recorded net other income of $11 million and $9 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 9 for further information regarding the Tax Sharing Agreement.

        During the nine months ended June 26, 2015 and June 27, 2014, we recorded net other expense of $64 million and net other income of $57 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the nine months ended June 26, 2015 included $89 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 10 for additional information. The net other income for the nine months ended June 27, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

15. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Basic	406	409	407	410
Dilutive impact of share-based compensation arrangements	6	7	6	7

Diluted	412	416	413	417

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Earnings Per Share (Continued)

        For the nine months ended June 26, 2015, there were one million share options that were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

16. Equity

  Common Shares Held in Treasury

        In March 2015, our shareholders approved the cancellation of five million shares purchased under our share repurchase program during the period from December 28, 2013 to December 26, 2014. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2015.

  Dividends

        We paid a cash dividend of $0.29 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2015.

        In March 2015, our shareholders approved a dividend payment to shareholders of $1.32 (equivalent to CHF 1.33) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2015 through the second quarter of fiscal 2016. We paid the first installment of the dividend at a rate of $0.33 per share in the third quarter of fiscal 2015.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At June 26, 2015 and September 26, 2014, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $400 million and $236 million, respectively.

  Share Repurchase Program

        In the second quarter of fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
	(in millions)
Number of common shares repurchased	8	8
Amount repurchased	$536	$441

        At June 26, 2015, we had $3.3 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Share Plans

        Total share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Share-based compensation expense	$21	$18	$65	$58

        As of June 26, 2015, there was $160 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.7 years.

        During the first quarter of fiscal 2015, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Share options	1.7	$18.82
Restricted share awards	1.1	61.50
Performance share awards	0.2	61.50

        As of June 26, 2015, we had 19 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	36%
Risk free interest rate	1.97%
Expected annual dividend per share	$1.16
Expected life of options (in years)	6.0

18. Segment Data

        During fiscal 2015, we reorganized our management structure and segments to better align the organization around our strategy. See Note 1 for additional information regarding our current segment structure.

        The following segment information reflects the current segment reporting structure. Prior period segment results have been restated to conform to the current segment structure.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Segment Data (Continued)

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Transportation Solutions	$1,621	$1,586	$4,843	$4,597
Industrial Solutions	806	849	2,387	2,401
Communications Solutions	691	640	2,019	1,903

Total(1)	$3,118	$3,075	$9,249	$8,901

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Transportation Solutions	$303	$325	$921	$948
Industrial Solutions	98	121	268	318
Communications Solutions	68	18	153	88

Total	$469	$464	$1,342	$1,354

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	June 26, 2015	September 26, 2014
	(in millions)
Transportation Solutions	$3,399	$3,062
Industrial Solutions	1,733	1,735
Communications Solutions	1,695	1,689

Total segment assets(1)	6,827	6,486
Other current assets	3,834	5,313
Other non-current assets	9,780	8,353

Total assets	$20,441	$20,152

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,118	$—	$3,118
Cost of sales	—	—	2,070	—	2,070

Gross margin	—	—	1,048	—	1,048
Selling, general, and administrative expenses(1)	52	17	324	—	393
Research, development, and engineering expenses	—	—	159	—	159
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(52)	(17)	538	—	469
Interest income	—	—	4	—	4
Interest expense, net	—	(34)	1	—	(33)
Other income, net	—	—	11	—	11
Equity in net income of subsidiaries	403	441	—	(844)	—
Equity in net loss of subsidiaries of discontinued operations	(42)	(42)	—	84	—
Intercompany interest income (expense), net	—	13	(13)	—	—

Income from continuing operations before income taxes	309	361	541	(760)	451
Income tax expense	—	—	(100)	—	(100)

Income from continuing operations	309	361	441	(760)	351
Loss from discontinued operations, net of income taxes	—	—	(42)	—	(42)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	309	361	399	(760)	309
Other comprehensive income	43	43	41	(84)	43

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries
	$352	$404	$440	$(844)	$352

(1)
TEGSA's selling, general, and administrative expenses include losses of $18 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,075	$—	$3,075
Cost of sales	—	—	2,057	—	2,057

Gross margin	—	—	1,018	—	1,018
Selling, general, and administrative expenses	30	2	364	—	396
Research, development, and engineering expenses	—	—	147	—	147
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	10	—	10

Operating income (loss)	(30)	(2)	496	—	464
Interest income	—	—	4	—	4
Interest expense, net	—	(29)	1	—	(28)
Other income, net	—	—	9	—	9
Equity in net income of subsidiaries	378	392	—	(770)	—
Equity in net income of subsidiaries of discontinued operations	56	56	—	(112)	—
Intercompany interest income (expense), net	(1)	17	(16)	—	—

Income from continuing operations before income taxes	403	434	494	(882)	449
Income tax expense	—	—	(102)	—	(102)

Income from continuing operations	403	434	392	(882)	347
Income from discontinued operations, net of income taxes	—	—	56	—	56

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	403	434	448	(882)	403
Other comprehensive income	39	39	36	(75)	39

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$442	$473	$484	$(957)	$442

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,249	$—	$9,249
Cost of sales	—	—	6,130	—	6,130

Gross margin	—	—	3,119	—	3,119
Selling, general, and administrative expenses(1)	130	(138)	1,178	—	1,170
Research, development, and engineering expenses	—	—	479	—	479
Acquisition and integration costs	—	—	46	—	46
Restructuring and other charges, net	—	—	82	—	82

Operating income (loss)	(130)	138	1,334	—	1,342
Interest income	—	—	13	—	13
Interest expense	—	(104)	—	—	(104)
Other expense, net	—	—	(64)	—	(64)
Equity in net income of subsidiaries	1,228	1,156	—	(2,384)	—
Equity in net income of subsidiaries of discontinued operations	278	278	—	(556)	—
Intercompany interest income (expense), net	4	38	(42)	—	—

Income from continuing operations before income taxes	1,380	1,506	1,241	(2,940)	1,187
Income tax expense	—	—	(85)	—	(85)

Income from continuing operations	1,380	1,506	1,156	(2,940)	1,102
Income from discontinued operations, net of income taxes	—	—	278	—	278

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,380	1,506	1,434	(2,940)	1,380
Other comprehensive loss	(356)	(356)	(362)	718	(356)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,024	$1,150	$1,072	$(2,222)	$1,024

(1)
TEGSA's selling, general, and administrative expenses include gains of $105 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$8,901	$—	$8,901
Cost of sales	—	—	5,943	—	5,943

Gross margin	—	—	2,958	—	2,958
Selling, general, and administrative expenses	118	3	1,033	—	1,154
Research, development, and engineering expenses	—	—	433	—	433
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	15	—	15

Operating income (loss)	(118)	(3)	1,475	—	1,354
Interest income	—	—	13	—	13
Interest expense	—	(91)	(2)	—	(93)
Other income (expense), net	18	(3)	42	—	57
Equity in net income of subsidiaries	1,102	1,153	—	(2,255)	—
Equity in net income of subsidiaries of discontinued operations	118	118	—	(236)	—
Intercompany interest income (expense), net	(2)	46	(44)	—	—

Income from continuing operations before income taxes	1,118	1,220	1,484	(2,491)	1,331
Income tax expense	—	—	(331)	—	(331)

Income from continuing operations	1,118	1,220	1,153	(2,491)	1,000
Income from discontinued operations, net of income taxes	—	—	118	—	118

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,118	1,220	1,271	(2,491)	1,118
Other comprehensive income	54	54	47	(101)	54

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,172	$1,274	$1,318	$(2,592)	$1,172

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$2	$699	$—	$701
Accounts receivable, net	—	—	2,185	—	2,185
Inventories	—	—	1,717	—	1,717
Intercompany receivables	194	422	33	(649)	—
Prepaid expenses and other current assets	7	6	604	—	617
Deferred income taxes	—	—	619	—	619
Assets held for sale	—	—	1,897	—	1,897

Total current assets	201	430	7,754	(649)	7,736
Property, plant, and equipment, net	—	—	2,925	—	2,925
Goodwill	—	—	4,841	—	4,841
Intangible assets, net	—	—	1,597	—	1,597
Deferred income taxes	—	—	2,054	—	2,054
Investment in subsidiaries	9,841	19,740	—	(29,581)	—
Intercompany loans receivable	22	2,336	8,635	(10,993)	—
Receivable from Tyco International plc and Covidien plc	—	—	962	—	962
Other assets	—	31	295	—	326

Total Assets	$10,064	$22,537	$29,063	$(41,223)	$20,441

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$630	$1	$—	$631
Accounts payable	3	—	1,203	—	1,206
Accrued and other current liabilities	467	41	1,152	—	1,660
Deferred revenue	—	—	179	—	179
Intercompany payables	455	—	194	(649)	—
Liabilities held for sale	—	—	365	—	365

Total current liabilities	925	671	3,094	(649)	4,041
Long-term debt	—	3,394	1	—	3,395
Intercompany loans payable	4	8,631	2,358	(10,993)	—
Long-term pension and postretirement liabilities	—	—	1,192	—	1,192
Deferred income taxes	—	—	299	—	299
Income taxes	—	—	1,936	—	1,936
Other liabilities	—	—	443	—	443

Total Liabilities	929	12,696	9,323	(11,642)	11,306

Total Equity	9,135	9,841	19,740	(29,581)	9,135

Total Liabilities and Equity	$10,064	$22,537	$29,063	$(41,223)	$20,441

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$1	$2,456	$—	$2,457
Accounts receivable, net	—	—	2,057	—	2,057
Inventories	—	—	1,509	—	1,509
Intercompany receivables	932	230	30	(1,192)	—
Prepaid expenses and other current assets	6	3	510	—	519
Deferred income taxes	—	—	324	—	324
Assets held for sale	—	—	2,013	—	2,013

Total current assets	938	234	8,899	(1,192)	8,879
Property, plant, and equipment, net	—	—	2,920	—	2,920
Goodwill	—	—	3,726	—	3,726
Intangible assets, net	—	—	1,087	—	1,087
Deferred income taxes	—	—	2,047	—	2,047
Investment in subsidiaries	8,602	19,966	—	(28,568)	—
Intercompany loans receivable	20	2,160	9,883	(12,063)	—
Receivable from Tyco International plc and Covidien plc	—	—	1,037	—	1,037
Other assets	—	30	426	—	456

Total Assets	$9,560	$22,390	$30,025	$(41,823)	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$577	$—	$—	$577
Accounts payable	1	—	1,229	—	1,230
Accrued and other current liabilities	282	50	1,262	—	1,594
Deferred revenue	—	—	176	—	176
Intercompany payables	260	—	932	(1,192)	—
Liabilities held for sale	—	—	416	—	416

Total current liabilities	543	627	4,015	(1,192)	3,993
Long-term debt	—	3,281	—	—	3,281
Intercompany loans payable	4	9,880	2,179	(12,063)	—
Long-term pension and postretirement liabilities	—	—	1,280	—	1,280
Deferred income taxes	—	—	229	—	229
Income taxes	—	—	2,044	—	2,044
Other liabilities	—	—	312	—	312

Total Liabilities	547	13,788	10,059	(13,255)	11,139

Total Equity	9,013	8,602	19,966	(28,568)	9,013

Total Liabilities and Equity	$9,560	$22,390	$30,025	$(41,823)	$20,152

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(131)	$(45)	$1,255	$—	$1,079
Net cash provided by discontinued operating activities	—	—	210	—	210

Net cash provided by (used in) operating activities	(131)	(45)	1,465	—	1,289

Cash Flows From Investing Activities:
Capital expenditures	—	—	(425)	—	(425)
Proceeds from sale of property, plant, and equipment	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(1,726)	—	(1,726)
Change in intercompany loans	—	(1,617)	—	1,617	—
Other	—	—	(2)	—	(2)

Net cash used in continuing investing activities	—	(1,617)	(2,143)	1,617	(2,143)
Net cash used in discontinued investing activities	—	—	(22)	—	(22)

Net cash used in investing activities	—	(1,617)	(2,165)	1,617	(2,165)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	86	1,497	(1,583)	—	—
Net decrease in commercial paper	—	(197)	—	—	(197)
Proceeds from issuance of long-term debt	—	617	—	—	617
Repayment of long-term debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	97	—	97
Repurchase of common shares	(511)	—	—	—	(511)
Payment of common share dividends to shareholders	(375)	—	5	—	(370)
Loan activity with affiliates	931	—	686	(1,617)	—
Transfers from discontinued operations	—	—	188	—	188
Other	—	(4)	2	—	(2)

Net cash provided by (used in) continuing financing activities	131	1,663	(828)	(1,617)	(651)
Net cash used in discontinued financing activities	—	—	(188)	—	(188)

Net cash provided by (used in) financing activities	131	1,663	(1,016)	(1,617)	(839)

Effect of currency translation on cash	—	—	(41)	—	(41)
Net increase (decrease) in cash and cash equivalents	—	1	(1,757)	—	(1,756)
Cash and cash equivalents at beginning of period	—	1	2,456	—	2,457

Cash and cash equivalents at end of period	$—	$2	$699	$—	$701

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 27, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(271)	$1,770	$1,473	$(1,830)	$1,142
Net cash provided by discontinued operating activities	—	—	192	—	192

Net cash provided by (used in) operating activities	(271)	1,770	1,665	(1,830)	1,334

Cash Flows From Investing Activities:
Capital expenditures	—	—	(445)	—	(445)
Proceeds from sale of property, plant, and equipment	—	—	25	—	25
Acquisition of businesses, net of cash acquired	—	—	(18)	—	(18)
Intercompany distribution receipts(1)	—	3	—	(3)	—
Change in intercompany loans	—	(1,816)	—	1,816	—
Other	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	(1,813)	(442)	1,813	(442)
Net cash used in discontinued investing activities	—	—	(29)	—	(29)

Net cash used in investing activities	—	(1,813)	(471)	1,813	(471)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	36	2	(38)	—	—
Net increase in commercial paper	—	25	—	—	25
Proceeds from issuance of long-term debt	—	323	—	—	323
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	140	—	140
Repurchase of common shares	—	—	(452)	—	(452)
Payment of common share dividends to shareholders	(331)	—	7	—	(324)
Intercompany distributions(1)	—	—	(1,833)	1,833	—
Loan activity with affiliates	566	—	1,250	(1,816)	—
Transfers from discontinued operations	—	—	163	—	163
Other	—	(4)	2	—	(2)

Net cash provided by (used in) continuing financing activities	271	43	(818)	17	(487)
Net cash used in discontinued financing activities	—	—	(163)	—	(163)

Net cash provided by (used in) financing activities	271	43	(981)	17	(650)

Effect of currency translation on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	210	—	210
Cash and cash equivalents at beginning of period	—	—	1,403	—	1,403

Cash and cash equivalents at end of period	$—	$—	$1,613	$—	$1,613

(1)
During the first nine months of fiscal 2014, other subsidiaries made distributions to TEGSA in the amount of $1,833 million. Cash flows are presented based upon the nature of the distribution.

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

        As discussed in Note 1 to the Condensed Consolidated Financial Statements, during fiscal 2015, we reorganized our management structure and segments to better align the organization around our strategy. We now operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Prior period segment results have been restated to conform to the current segment reporting structure.

        Highlights for the third quarter and first nine months of fiscal 2015 include the following:

  •
  Our net sales increased 1.4% and 3.9% in the third quarter and first nine months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014 due to sales increases in the Transportation Solutions and Communications Solutions segments, partially offset by sales declines in the Industrial Solutions segment.

  •
  On an organic basis, net sales increased 4.2% and 5.1% in the third quarter and first nine months of fiscal 2015, respectively, as compared to the same periods of fiscal 2014. Our organic net sales by segment were as follows:

  •
  Transportation Solutions—Our organic net sales increased 3.9% and 4.8% in the third quarter and first nine months of fiscal 2015, respectively, due primarily to sales increases in the automotive end market.

  •
  Industrial Solutions—Our organic net sales decreased 1.3% during the third quarter of fiscal 2015 due primarily to a decline in sales in the aerospace, defense, oil, and gas end market. In the first nine months of fiscal 2015, our organic net sales increased 2.1% as a result of sales increases in all end markets.

  •
  Communications Solutions—Our organic net sales increased 12.2% and 9.5% in the third quarter and first nine months of fiscal 2015, respectively, due primarily to sales increases in the subsea communications end market, partially offset by sales decreases in the data and devices end market.

  •
  Net cash provided by continuing operating activities decreased $63 million to $1,079 million in the first nine months of fiscal 2015 from $1,142 million in the same period of fiscal 2014. Free cash flow decreased to $687 million in the first nine months of fiscal 2015 as compared to $901 million in the same period of fiscal 2014.

  •
  In March 2015 our shareholders approved a dividend payment to shareholders of $1.32 per issued share payable in four equal quarterly installments of $0.33 beginning with the third fiscal quarter of 2015 and ending in the second fiscal quarter of 2016.

  •
  In October 2014 we acquired Measurement Specialties, Inc. ("Measurement Specialties"), and in January 2015 we entered into a definitive agreement to sell our Broadband Network Solutions ("BNS") business.

Outlook

        In the fourth quarter of fiscal 2015, we expect net sales to be between $3.02 billion and $3.18 billion. This reflects sales increases in the Transportation Solutions and, to a lesser degree, the Communications Solutions segments, partially offset by a sales decrease in the Industrial Solutions segment relative to the fourth quarter of fiscal 2014. Additional information regarding expectations for our reportable segments for the fourth quarter of fiscal 2015 is as follows:

  •
  Transportation Solutions—We expect continued strength in the automotive end market in the fourth quarter of fiscal 2015; however, we anticipate that our sales growth will be more than offset by the negative impact of changes in foreign currency exchange rates. Also, we expect continued weakness in the commercial transportation end market. The acquisition of Measurement Specialties will benefit our sales in the sensors end market.

  •
  Industrial Solutions—We expect our sales to decrease in the fourth quarter of fiscal 2015 as a result of uncertain market conditions in China and continued weakness in the oil and gas market.

  •
  Communications Solutions—We expect continued strength in the subsea communications end market, with sales of approximately $200 million in the fourth quarter of fiscal 2015. Our sales in the data and devices end market will be negatively impacted by the exit of certain product lines.

We expect diluted earnings per share from continuing operations to be in the range of $0.81 to $0.87 per share in the fourth quarter of fiscal 2015. This outlook reflects continued market weakness in China. Also, it reflects the negative impact of foreign currency exchange rates on net sales and earnings per share from continuing operations of approximately $244 million and $0.10 per share, respectively, in the fourth quarter of fiscal 2015 as compared to the same period of fiscal 2014.

        For fiscal 2015, we expect net sales to be between $12.28 billion and $12.42 billion, primarily reflecting sales increases in Transportation Solutions and Communications Solutions. Additional information regarding expectations for our reportable segments for fiscal 2015 is as follows:

  •
  Transportation Solutions—During fiscal 2015, we expect our shipments into the automotive end market to outpace an anticipated 2% growth in global automotive production as compared to fiscal 2014 levels. However, we expect that our sales growth will be more than offset by the negative impact of changes in foreign currency exchange rates. The Measurement Specialties acquisition will benefit our sales in the sensors end market.

  •
  Industrial Solutions—We expect our sales to decrease during fiscal 2015 as a result of uncertain market conditions in China and continued weakness in the oil and gas market.

  •
  Communications Solutions—We expect our sales in the subsea communications end market to be over $700 million in fiscal 2015.

We expect diluted earnings per share from continuing operations to be in the range of $3.48 to $3.54 per share in fiscal 2015. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share from continuing operations of approximately $925 million and $0.32 per share, respectively, in fiscal 2015 as compared to fiscal 2014.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the weakening market conditions in China, and its potential effects on our customers and the end markets we serve. Additionally, we continue to closely manage our costs in line with economic conditions. We also are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

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

Discontinued Operations

        On January 27, 2015, we entered into a definitive agreement to sell our BNS business for $3.0 billion in cash, subject to a final working capital adjustment. The transaction is expected to close during calendar 2015 pending customary closing conditions and regulatory approvals.

        The BNS business met the held for sale and discontinued operations criteria and has been reported as such in all periods presented in our Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was a component of the former Network Solutions segment.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

        Key business factors that influenced our results of operations for the periods discussed in this report include:

  •
  Raw material prices.  We expect to purchase approximately 161 million pounds of copper, 127,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2015. Prices of these raw materials continue to fluctuate. The following table sets forth the average prices incurred related to copper, gold, and silver.

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Copper	Lb.	$3.04	$3.26	$3.09	$3.34
Gold	Troy oz.	1,262	1,384	1,275	1,425
Silver	Troy oz.	18.52	22.38	19.01	23.94
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

Consolidated Operations

        Net Sales.    Net sales increased $43 million, or 1.4%, to $3,118 million in the third quarter of fiscal 2015 from $3,075 million in the third quarter of fiscal 2014. Measurement Specialties contributed net sales of $143 million in the third quarter of fiscal 2015. On an organic basis, net sales increased $129 million, or 4.2%, in the third quarter of fiscal 2015 from the third quarter of fiscal 2014 due to sales increases in the Communications Solutions and Transportation Solutions segments, partially offset by sales declines in the Industrial Solutions segment. Also, price erosion adversely affected organic sales by $63 million in the third quarter of fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $278 million in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014.

        In the first nine months of fiscal 2015, net sales increased $348 million, or 3.9%, to $9,249 million from $8,901 million in the first nine months of fiscal 2014. Measurement Specialties contributed net sales of $406 million in the first nine months of fiscal 2015. On an organic basis, net sales increased $452 million, or 5.1%, in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014 as a result of sales increases in the Transportation Solutions and Communications Solutions segments and, to a lesser degree, the Industrial Solutions segment. Also, price erosion adversely affected organic sales by $154 million in the first nine months of fiscal 2015. Foreign currency exchange rates negatively impacted net sales by $642 million in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014.

        See further discussion of organic net sales below under "Segment Results."

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27 14
	($ in millions)
Transportation Solutions	$1,621	52%	$1,586	51%	$4,843	52%	$4,597	52%
Industrial Solutions	806	26	849	28	2,387	26	2,401	27
Communications Solutions	691	22	640	21	2,019	22	1,903	21

Total	$3,118	100%	$3,075	100%	$9,249	100%	$8,901	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 26, 2015 versus Net Sales for the Quarter Ended June 27, 2014						Change in Net Sales for the Nine Months Ended June 26, 2015 versus Net Sales for the Nine Months Ended June 27, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Transportation Solutions	$62	3.9%	$(174)	$147	$35	2.2%	$221	4.8%	$(396)	$421	$246	5.4%
Industrial Solutions	(11)	(1.3)	(77)	45	(43)	(5.1)	50	2.1	(181)	117	(14)	(0.6)
Communications Solutions	78	12.2	(27)	—	51	8.0	181	9.5	(65)	—	116	6.1

Total	$129	4.2%	$(278)	$192	$43	1.4%	$452	5.1%	$(642)	$538	$348	3.9%

        The following table presents our net sales and the percentage of our total net sales by geographic region(1):

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
	($ in millions)
Europe/Middle East/Africa ("EMEA")	$1,005	32%	$1,096	36%	$3,014	33%	$3,172	36%
Asia–Pacific	1,030	33	1,079	35	3,143	34	3,166	35
Americas(2)	1,083	35	900	29	3,092	33	2,563	29

Total	$3,118	100%	$3,075	100%	$9,249	100%	$8,901	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 26, 2015 versus Net Sales for the Quarter Ended June 27, 2014						Change in Net Sales for the Nine Months Ended June 26, 2015 versus Net Sales for the Nine Months Ended June 27, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
EMEA	$44	4.1%	$(210)	$75	$(91)	(8.3)%	$102	3.3%	$(476)	$216	$(158)	(5.1)%
Asia–Pacific	(25)	(2.3)	(46)	22	(49)	(4.5)	35	1.1	(123)	65	(23)	(0.7)
Americas	110	12.2	(22)	95	183	20.3	315	12.4	(43)	257	529	20.8

Total	$129	4.2%	$(278)	$192	$43	1.4%	$452	5.1%	$(642)	$538	$348	3.9%

        Gross Margin.    In the third quarter of fiscal 2015, gross margin was $1,048 million, reflecting a $30 million increase from gross margin of $1,018 million in the third quarter of fiscal 2014. Gross margin as a percentage of net sales increased to 33.6% in the third quarter of fiscal 2015 from 33.1% in the third quarter of fiscal 2014. Gross margin increased in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014 due primarily to improved manufacturing productivity and higher volume, partially offset by the negative impact of changes in foreign exchange rates and price erosion.

        In the first nine months of fiscal 2015, gross margin increased $161 million to $3,119 million as compared to $2,958 million in the first nine months of fiscal 2014. In the first nine months of fiscal 2015, gross margin as a percentage of net sales increased to 33.7% from 33.2% in the same period of fiscal 2014. In the first nine months of fiscal 2015, gross margin included charges of $34 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog primarily associated with Measurement Specialties. Excluding these charges, gross margin increased in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of higher volume and improved manufacturing productivity, partially offset by the negative impact of changes in foreign exchange rates and price erosion.

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses were $393 million in the third quarter of fiscal 2015 as compared to $396 million in the third quarter of fiscal 2014. Cost control measures and savings attributable to restructuring actions were offset by the additional selling, general, and administrative expenses of Measurement Specialties. Selling, general, and administrative expenses as a percentage of net sales decreased to 12.6% in the third quarter of fiscal 2015 from 12.9% in the same period of fiscal 2014.

        Selling, general, and administrative expenses increased $16 million to $1,170 million in the first nine months of fiscal 2015 as compared to $1,154 million in the same period of fiscal 2014. The increase resulted primarily from the additional selling, general, and administrative expenses of

Measurement Specialties, partially offset by cost control measures and savings attributable to restructuring actions. In the first nine months of fiscal 2015, selling, general, and administrative expenses as a percentage of net sales decreased to 12.7% from 13.0% in the same period of fiscal 2014.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses increased $12 million to $159 million in the third quarter of fiscal 2015 from $147 million in the third quarter of fiscal 2014. In the first nine months of fiscal 2015, research, development, and engineering expenses increased $46 million to $479 million as compared to $433 million in the same period of fiscal 2014. The increases resulted from additional expenses related to acquisitions and growth initiatives, primarily in the Transportation Solutions segment.

        Acquisition and Integration Costs.    During the third quarter and first nine months of fiscal 2015, we incurred acquisition and integration costs of $8 million and $46 million, respectively, primarily in connection with the acquisitions of Measurement Specialties and the SEACON Group.

        Restructuring and Other Charges, Net.    We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions segment. Also, during fiscal 2014, we initiated a restructuring program primarily associated with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment.

        In connection with these actions, we recorded net restructuring charges of $4 million and $13 million in the third quarters of fiscal 2015 and 2014, respectively. Net restructuring charges were $65 million and $18 million in the first nine months of fiscal 2015 and 2014, respectively. We expect to incur net restructuring charges of approximately $100 million during fiscal 2015. Cash spending related to restructuring was $72 million during the first nine months of fiscal 2015, and we expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2015. Annualized cost savings related to these actions are expected to be approximately $50 million and are expected to be realized by the end of fiscal 2016. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

        During the third quarter and first nine months of fiscal 2015, we incurred net other charges of $15 million and $17 million, respectively, primarily in connection with the pending sale of our BNS business.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

        Operating Income.    Operating income was $469 million and $464 million in the third quarters of fiscal 2015 and 2014, respectively. In the first nine months of fiscal 2015, operating income was $1,342 million as compared to $1,354 million in the same period of fiscal 2014.

        Operating income included the following special items:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 14	June 26, 2015	June 27, 2014
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$1	$46	$2
Charges associated with the amortization of acquisition-related fair value adjustments	1	—	34	—
Restructuring charges related to acquisitions	1	—	3	—

	10	1	83	2
Restructuring and other charges, net	18	10	79	15

Total	$28	$11	$162	$17

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        Other Income (Expense), Net.    During the quarters ended June 26, 2015 and June 27, 2014, we recorded net other income of $11 million and $9 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 9 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        During the nine months ended June 26, 2015 and June 27, 2014, we recorded net other expense of $64 million and net other income of $57 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the nine months ended June 26, 2015 included $89 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information. The net other income for the nine months ended June 27, 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

        Income Taxes.    We recorded income tax provisions of $100 million and $102 million for the quarters ended June 26, 2015 and June 27, 2014, respectively. For the nine months ended June 26, 2015 and June 27, 2014, we recorded income tax provisions of $85 million and $331 million, respectively. The tax provision for the nine months ended June 26, 2015 reflects a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards. The tax provision for the nine months ended June 27, 2014 reflects income tax charges related to adjustments to prior year income tax returns, as well as an income tax charge related to the impact of certain non-U.S. tax law changes and the associated increase in the valuation allowance for tax loss carryforwards.

Segment Results

Transportation Solutions

        The Transportation Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	($ in millions)
Net sales	$1,621	$1,586	$4,843	$4,597
Operating income	$303	$325	$921	$948
Operating margin	18.7%	20.5%	19.0%	20.6%

        The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
	($ in millions)
Automotive	$1,221	75%	$1,297	82%	$3,663	75%	$3,783	82%
Commercial Transportation	206	13	239	15	620	13	667	15
Sensors	194	12	50	3	560	12	147	3

Total	$1,621	100%	$1,586	100%	$4,843	100%	$4,597	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2015 versus Net Sales for the Quarter Ended June 27, 2014						Change in Net Sales for the Nine Months Ended June 26, 2015 versus Net Sales for the Nine Months Ended June 27, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Automotive	$73	5.7%	$(149)	$—	$(76)	(5.9)%	$216	5.8%	$(336)	$—	$(120)	(3.2)%
Commercial Transportation	(13)	(5.2)	(20)	—	(33)	(13.8)	(1)	(0.1)	(46)	—	(47)	(7.0)
Sensors	2	4.3	(5)	147	144	288.0	6	4.5	(14)	421	413	280.9

Total	$62	3.9%	$(174)	$147	$35	2.2%	$221	4.8%	$(396)	$421	$246	5.4%

  Quarter Ended June 26, 2015 Compared to Quarter Ended June 27, 2014

        Net sales in the Transportation Solutions segment increased $35 million, or 2.2%, to $1,621 million in the third quarter of fiscal 2015 from $1,586 million in the third quarter of fiscal 2014. Measurement Specialties contributed net sales of $143 million in the third quarter of fiscal 2015. The weakening of certain foreign currencies negatively affected net sales by $174 million in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Organic net sales increased $62 million, or 3.9%, during the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Organic net sales increased 5.7% in the third quarter of fiscal 2015. The increase resulted from growth in all regions due to increased electronification and market share gains.

  •
  Commercial transportation—Organic net sales decreased 5.2% in the third quarter of fiscal 2015 as a result of declines in the heavy truck market, primarily in China, and agriculture market weakness, particularly in North America.

  •
  Sensors—Organic net sales increased 4.3% in the third quarter of fiscal 2015 due primarily to new product launches in the Asia–Pacific region, in particular China.

        In the third quarter of fiscal 2015, operating income in the Transportation Solutions segment decreased $22 million to $303 million from $325 million in the third quarter of fiscal 2014. Segment results for the third quarter of fiscal 2015 included $9 million of net restructuring and other charges. Segment results for the third quarter of fiscal 2015 also included $5 million of acquisition related charges, consisting of $4 million of acquisition and integration costs and an additional $1 million of restructuring charges. Excluding these items, operating income decreased in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 due primarily to the negative impact of changes in foreign exchange rates and price erosion, partially offset by higher volume and improved manufacturing productivity.

  Nine Months Ended June 26, 2015 Compared to Nine Months Ended June 27, 2014

        In the first nine months of fiscal 2015, net sales in the Transportation Solutions segment increased $246 million, or 5.4%, to $4,843 million from $4,597 million in the first nine months of fiscal 2014. Measurement Specialties contributed net sales of $406 million in the first nine months of fiscal 2015. The weakening of certain foreign currencies negatively affected net sales by $396 million in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. Organic net sales increased by $221 million, or 4.8%, in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Organic net sales increased 5.8% in the first nine months of fiscal 2015. The increase was due to growth in the Asia–Pacific and EMEA regions and North America driven primarily by increased content per vehicle, partially offset by weakness in South America driven by lower production volumes in Brazil.

  •
  Commercial transportation—Organic net sales were flat in the first nine months of fiscal 2015 as growth in the heavy truck market in developed countries was offset by lower demand in the agriculture market across all regions.

  •
  Sensors—Organic net sales increased 4.5% in the first nine months of fiscal 2015 due to new product launches in China and North America, partially offset by market weakness in Korea and Eastern Europe.

        Operating income in the Transportation Solutions segment decreased $27 million to $921 million in the first nine months of fiscal 2015 from $948 million in the same period of fiscal 2014. Segment results for the first nine months of fiscal 2015 included $56 million of acquisition related charges, consisting of $30 million of charges associated with the amortization of acquisition-related fair value adjustments, $23 million of acquisition and integration costs, and $3 million of restructuring charges. Segment results for the first nine months of fiscal 2015 also included an additional $10 million of net restructuring and other charges. Excluding these items, operating income increased in the first nine months of fiscal 2015 over the same period of fiscal 2014 primarily as a result of higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by the negative impact of changes in foreign exchange rates and price erosion.

Industrial Solutions

        The Industrial Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	($ in millions)
Net sales	$806	$849	$2,387	$2,401
Operating income	$98	$121	$268	$318
Operating margin	12.2%	14.3%	11.2%	13.2%

        The following table sets forth the Industrial Solutions segment's net sales and percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
	($ in millions)
Industrial Equipment	$345	43%	$349	41%	$980	41%	$1,001	42%
Aerospace, Defense, Oil, and Gas	279	35	292	34	874	37	813	34
Energy	182	22	208	25	533	22	587	24

Total	$806	100%	$849	100%	$2,387	100%	$2,401	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2015 versus Net Sales for the Quarter Ended June 27, 2014						Change in Net Sales for the Nine Months Ended June 26, 2015 versus Net Sales for the Nine Months Ended June 27, 2014
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$4	1.0%	$(28)	$20	$(4)	(1.1)%	$23	2.4%	$(67)	$23	$(21)	(2.1)%
Aerospace, Defense, Oil, and Gas	(15)	(5.0)	(23)	25	(13)	(4.5)	19	2.4	(52)	94	61	7.5
Energy	—	—	(26)	—	(26)	(12.5)	8	1.4	(62)	—	(54)	(9.2)

Total	$(11)	(1.3)%	$(77)	$45	$(43)	(5.1)%	$50	2.1%	$(181)	$117	$(14)	(0.6)%

  Quarter Ended June 26, 2015 Compared to Quarter Ended June 27, 2014

        Net sales in the Industrial Solutions segment decreased $43 million, or 5.1%, to $806 million in the third quarter of fiscal 2015 from $849 million in the third quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $77 million in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Organic net sales decreased $11 million, or 1.3%, during the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Organic net sales increased 1.0% in the third quarter of fiscal 2015 as growth in the Asia–Pacific and EMEA regions was offset by weakening market conditions in the Americas region.

  •
  Aerospace, defense, oil, and gas—Organic net sales decreased 5.0% in the third quarter of fiscal 2015 primarily as a result of continued weakness in the oil and gas market, partially offset by continued strength in our commercial aviation business.

  •
  Energy—Organic net sales were flat in the third quarter of fiscal 2015 as growth in China and the Americas region was offset by project delays and overall challenging market conditions in the EMEA region.

        In the third quarter of fiscal 2015, operating income in the Industrial Solutions segment decreased $23 million to $98 million from $121 million in the third quarter of fiscal 2014. Segment results for the third quarter of fiscal 2015 included $6 million of net restructuring and other charges and $5 million of acquisition related charges, consisting of $4 million of acquisition and integration costs and $1 million of charges associated with the amortization of acquisition-related fair value adjustments. Segment results for the third quarter of fiscal 2014 included $1 million of acquisition and integration costs and $1 million of net restructuring and other charges. Excluding these items, operating income decreased in the third quarter of fiscal 2015 over the same period of fiscal 2014 due primarily to the negative impact of changes in foreign exchange rates and price erosion, partially offset by higher volume.

  Nine Months Ended June 26, 2015 Compared to Nine Months Ended June 27, 2014

        In the Industrial Solutions segment, net sales of $2,387 million in the first nine months of fiscal 2015 were flat in comparison to the same period of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $181 million in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. Organic net sales increased $50 million, or 2.1%, during the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Organic net sales increased 2.4% in the first nine months of fiscal 2015 due primarily to growth in the Asia–Pacific and EMEA regions.

  •
  Aerospace, defense, oil, and gas—Organic net sales increased 2.4% in the first nine months of fiscal 2015. The increase was attributable to strength in our commercial aviation business due to customer growth and market share gains, partially offset by weakness in the oil and gas market.

  •
  Energy—Organic net sales increased 1.4% in the first nine months of fiscal 2015 primarily as a result of strong growth rates in the Americas and Asia–Pacific regions, partially offset by a decline in the EMEA region.

        Operating income in the Industrial Solutions segment decreased $50 million to $268 million in the first nine months of fiscal 2015 from $318 million in the same period of fiscal 2014. Segment results for the first nine months of fiscal 2015 included $24 million of net restructuring and other charges and $27 million of acquisition related charges, consisting of $23 million of acquisition and integration costs and $4 million of charges associated with the amortization of acquisition-related fair value adjustments. Segment results for the first nine months of fiscal 2014 included $7 million of net restructuring and other charges and $2 million of acquisition and integration costs. Excluding these items, operating income decreased in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of the negative impact of changes in foreign exchange rates and price erosion, partially offset by higher volume.

Communications Solutions

        The Communications Solutions segment's net sales, operating income, and operating margin were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	($ in millions)
Net sales	$691	$640	$2,019	$1,903
Operating income	$68	$18	$153	$88
Operating margin	9.8%	2.8%	7.6%	4.6%

        The following table presents the Communications Solutions segment's net sales and percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 26, 2015		June 27, 2014		June 26, 2015		June 27, 2014
	($ in millions)
Data and Devices	$328	48%	$411	64%	$1,035	51%	$1,216	64%
Appliances	161	23	177	28	478	24	489	26
Subsea Communications	202	29	52	8	506	25	198	10

Total	$691	100%	$640	100%	$2,019	100%	$1,903	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2015 versus Net Sales for the Quarter Ended June 27, 2014					Change in Net Sales for the Nine Months Ended June 26, 2015 versus Net Sales for the Nine Months Ended June 27, 2014
	Organic		Translation	Total		Organic		Translation	Total
	($ in millions)
Data and Devices	$(66)	(16.1)%	$(17)	$(83)	(20.2)%	$(141)	(11.6)%	$(40)	$(181)	(14.9)%
Appliances	(6)	(3.3)	(10)	(16)	(9.0)	14	2.8	(25)	(11)	(2.2)
Subsea Communications	150	288.5	—	150	288.5	308	155.6	—	308	155.6

Total	$78	12.2%	$(27)	$51	8.0%	$181	9.5%	$(65)	$116	6.1%

  Quarter Ended June 26, 2015 Compared to Quarter Ended June 27, 2014

        In the third quarter of fiscal 2015, net sales in the Communications Solutions segment increased $51 million, or 8.0%, to $691 million from $640 million in the third quarter of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $27 million in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. Organic net sales increased $78 million, or 12.2%, during the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Organic net sales decreased 16.1% in the third quarter of fiscal 2015 due to continued declines in our sales in the mobile phone market, weak demand in the tablet computer market, and the exit of certain product lines.

  •
  Appliances—Organic net sales decreased 3.3% in the third quarter of fiscal 2015 as a result of declines in sales in the Americas and Asia–Pacific regions, partially offset by growth in the EMEA region.

  •
  Subsea communications—Organic net sales increased 288.5% in the third quarter of fiscal 2015 as a result of increased levels of project activity.

        In the third quarter of fiscal 2015, operating income in the Communications Solutions segment increased $50 million to $68 million from $18 million in fiscal 2014. Segment results included net restructuring and other charges of $3 million and $9 million in the third quarters of fiscal 2015 and 2014, respectively. Excluding these items, operating income increased in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014 due primarily to improved manufacturing productivity, partially offset by price erosion.

  Nine Months Ended June 26, 2015 Compared to Nine Months Ended June 27, 2014

        In the first nine months of fiscal 2015, net sales in the Communications Solutions segment increased $116 million, or 6.1%, to $2,019 million from $1,903 million in the same period of fiscal 2014. The weakening of certain foreign currencies negatively affected net sales by $65 million in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014. Organic net sales increased $181 million, or 9.5%, during the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Organic net sales decreased 11.6% in the first nine months of fiscal 2015 due to continued declines in our sales in the mobile phone market. weak demand in the tablet computer market, and the exit of certain product lines.

  •
  Appliances—Organic net sales increased 2.8% during the first nine months of fiscal 2015 due primarily to strong demand in the EMEA region and a rebound in the U.S. market.

  •
  Subsea communications—Organic net sales increased 155.6% in the first nine months of fiscal 2015 as a result of increased levels of project activity.

        Operating income in the Communications Solutions segment increased $65 million to $153 million in the first nine months of fiscal 2015 from $88 million in the same period of fiscal 2014. Segment results included net restructuring and other charges of $45 million and $8 million in the first nine months of fiscal 2015 and 2014, respectively. Excluding these items, operating income increased in the first nine months of fiscal 2015 as compared to the same period of fiscal 2014 primarily as a result of improved manufacturing productivity, partially offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
	(in millions)
Net cash provided by operating activities	$1,289	$1,334
Net cash used in investing activities	(2,165)	(471)
Net cash used in financing activities	(839)	(650)
Effect of currency translation on cash	(41)	(3)

Net increase (decrease) in cash and cash equivalents	$(1,756)	$210

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

Cash Flows from Operating Activities

        In the first nine months of fiscal 2015, net cash provided by continuing operating activities decreased $63 million to $1,079 million from $1,142 million in the first nine months of fiscal 2014. The decrease resulted primarily from the unfavorable effects of changes in inventory levels, partially offset by increased income levels.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2015 and 2014 was $281 million and $185 million, respectively. In the first nine months of fiscal 2015, these payments included $30 million for deficiencies related to pre-separation U.S. tax matters. In the first nine months of fiscal 2015, we received net reimbursements of $7 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. In the first nine months of fiscal 2014, we made net payments of $179 million to Tyco International and Covidien pursuant to our indemnifications for pre-separation U.S. tax matters. We expect to make net cash payments related to pre-separation U.S. tax matters of approximately $18 million during the next twelve months. These amounts include payments in which we are the primary obligor to the taxing authorities and for which we expect a portion to be reimbursed by Tyco International and Covidien under the Tax Sharing Agreement, as well as indemnification payments to Tyco International and Covidien under the Tax Sharing Agreement for tax matters where they are the primary obligor to the taxing authorities. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $687 million in the first nine months of fiscal 2015 as compared to $901 million in the first nine months of fiscal 2014. The decrease in free cash flow was driven primarily by the changes in net cash provided by continuing operating activities discussed above and the timing of net tax payments related to pre-separation tax matters.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Nine Months Ended
	June 26, 2015	June 27, 2014
	(in millions)
Net cash provided by continuing operating activities	$1,079	$1,142
Capital expenditures	(425)	(445)
Proceeds from sale of property, plant, and equipment	10	25
Payments related to pre-separation U.S. tax matters, net	23	179

Free cash flow	$687	$901

Cash Flows from Investing Activities

        Capital spending decreased $20 million in the first nine months of fiscal 2015 to $425 million as compared to $445 million in the first nine months of fiscal 2014. We expect fiscal 2015 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

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

Cash Flows from Financing Activities and Capitalization

        Total debt at June 26, 2015 and September 26, 2014 was $4,026 million and $3,858 million, respectively.

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

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. This facility expires in August 2018. TEGSA had no borrowings under the Credit Facility at June 26, 2015 and September 26, 2014.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt (as defined in the Credit Facility) to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 26, 2015, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under the outstanding senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $370 million and $324 million in the first nine months of fiscal 2015 and 2014, respectively. We paid a cash dividend of $0.29 per share to shareholders out of contributed surplus in each of the first and second quarters of fiscal 2015.

        In March 2015, our shareholders approved a dividend payment to shareholders of $1.32 (equivalent to CHF 1.33) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2015 through the second quarter of fiscal 2016. We paid the first installment of the dividend at a rate of $0.33 per share in the third quarter of fiscal 2015.

        In the second quarter of fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. We repurchased approximately eight million of our common shares for $536 million and approximately eight million of our common shares for $441 million under our share repurchase authorization during the nine months ended June 26, 2015 and June 27, 2014, respectively. At June 26, 2015, we had $3.3 billion of availability remaining under our share repurchase authorization.

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. On July 13, 2015, the court entered a verdict in favor of the sellers and against us in the amount of $126 million plus costs, representing the $80 million contingent purchase price plus interest. We are proceeding with an appeal. In connection with this case, we recorded a reserve and pre-tax charges of $126 million in the third quarter of fiscal 2015. These charges are reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

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

        At June 26, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $369 million.

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

        Under the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of certain contingent liabilities relating to unresolved pre-separation tax matters of Tyco International. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. These arrangements were valued upon our separation from Tyco International in accordance with Accounting Standards Codification 460, Guarantees. At June 26, 2015, we had a liability of $17 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, pension and postretirement benefits, acquisitions, and contingent liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014. There were no significant changes to this information during the nine months ended June 26, 2015.

Non-GAAP Financial Measures

        Organic net sales growth and free cash flow are non-GAAP measures and should not be considered replacements for results in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures reported by other companies. The primary limitation of these measures is that they exclude the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using these non-GAAP measures in combination with the most directly comparable GAAP measures in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts. The following provides additional information regarding these non-GAAP measures.

Organic Net Sales Growth

        Organic net sales growth is a useful measure of our underlying results and trends in the business. It is also a significant component in our incentive compensation plans. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth consists of the impact from foreign currency exchange rates and acquisitions and divestitures, if any. Organic net sales growth is a useful measure of our performance because it excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reportable segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in "Results of Operations" and "Segment Results" above provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

Free Cash Flow

        Free cash flow is a useful measure of our ability to generate cash. The difference between net cash provided by continuing operating activities (the most comparable GAAP measure) and free cash flow consists mainly of significant cash outflows and inflows that we believe are useful to identify. We believe free cash flow provides useful information to investors as it provides insight into the primary cash flow metric used by management to monitor and evaluate cash flows generated from our operations.

        Free cash flow is defined as net cash provided by continuing operating activities excluding voluntary pension contributions and the cash impact of special items, if any, minus net capital expenditures. Net capital expenditures consist of capital expenditures less proceeds from the sale of property, plant, and equipment. These items are subtracted because they represent long-term commitments. Voluntary pension contributions are excluded because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, also are considered by management in evaluating free cash flow. We believe investors also should consider these items in evaluating our free cash flow.

        Free cash flow subtracts certain cash items that are ultimately within management's and the board of directors' discretion to direct and may imply that there is less or more cash available for our programs than the most comparable GAAP measure indicates. It should not be inferred that the entire free cash flow amount is available for future discretionary expenditures, as our definition of free cash flow does not consider certain non-discretionary expenditures, such as debt payments. In addition, we may have other discretionary expenditures, such as discretionary dividends, share repurchases, and business acquisitions, that are not considered in the calculation of free cash flow.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the third quarter of fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €600 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. See Note 11 to the Condensed Consolidated Financial Statements for further information regarding our exposures to market risk.

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2015, except for the item noted above. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 26, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 26, 2015.

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 26, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2015, as described under "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Legal Proceedings" of this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 and "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2015.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 26, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 28–April 24, 2015	781,548	$70.45	781,100	$3,535,323,707
April 25–May 29, 2015	1,486,061	68.97	1,480,500	3,433,214,666
May 30–June 26, 2015	1,390,423	68.47	1,389,100	3,338,104,908

Total	3,658,032	$69.10	3,650,700

(1)
These columns include the following transactions which occurred during the quarter ended June 26, 2015:

(i)
the acquisition of 7,332 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 3,650,700 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On January 27, 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd., as amended and restated (Incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 12, 2015)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 26, 2015, filed on July 23, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
	By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 23, 2015