Form 10-K
period 2015-09-25
TE Connectivity Ltd.
filed 2015-11-10
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
TE CONNECTIVITY LTD.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $28.7 billion as of March 27, 2015, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 5, 2015 was 386,305,893.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2016 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I

ITEM 1.    BUSINESS

General

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensors solutions that are essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Our segments manufacture and distribute our products and solutions to a number of end markets. The table below provides a summary of our reportable segments and the key products and industry end markets that we serve:

Segment	Key Products	Key Markets
Transportation Solutions	• Terminals and connector systems • Sensors • Relays • Application tooling • Wire and heat shrink tubing	• Automotive • Commercial transportation • Sensors
Industrial Solutions	• Terminals and connector systems • Heat shrink tubing • Relays • Wire and cable	• Industrial equipment • Aerospace, defense, oil, and gas • Energy
Communications Solutions	• Terminals and connector systems • Undersea telecommunication systems • Circuit protection devices • Antennas • Relays • Heat shrink tubing	• Data and devices • Subsea communications • Appliances

Our Competitive Strengths

        We believe that we have the following competitive strengths:

  •
  Portfolio of market-leading connectivity and sensors businesses.  We are a leader in many of the markets we serve, and the opportunity for growth in those markets is significant. We believe our three segments serve a combined market of approximately $170 billion that is expected to grow at an estimated annual growth rate of approximately 6% over the next five years.

  •
  Global leader in passive components.  With net sales of $12.2 billion in fiscal 2015, we are significantly larger than many of our competitors. In the fragmented connector industry, which we estimated to be approximately $50 billion in fiscal 2015, our net sales were approximately $8.4 billion. We have established a global leadership position in the connector industry.

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

  •
  Process and product technology leadership.  We employ approximately 7,200 engineers dedicated to product research, development, and engineering. Our investment of over $625 million in product and process engineering and development and our capital spending of $600 million in fiscal 2015 enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. In fiscal 2015, we derived approximately 20% of our net sales from new products, including product extensions, introduced within the previous three fiscal years.

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

  •
  Strong management team and employee base.  We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer, president, and segment leaders average approximately 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry.

    We have employees located throughout the world. We continue to emphasize employee development and training, and we embrace diversity and inclusion. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success.

Segments

        During fiscal 2015, we reorganized our management structure and segments to better align the organization around our strategy. Prior period segment results have been revised to conform to the current segment reporting structure. See Notes 1 and 22 to the Consolidated Financial Statements for additional segment and geographic information relating to our business. Below is a description of our reportable segments and the primary products sold by each segment.

  Transportation Solutions

        The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer an extensive range of electrical and electronic interconnection products. These connectors include a wide variety of pin and socket,

    terminal, USB, coaxial, input/output, fiber optic, power, and circular connectors, as well as ambient lighting assemblies, special purpose cable assemblies, sophisticated interconnection products used in complex commercial equipment, and custom connectivity solutions for harsh environment applications. This product family represents approximately 80% of the segment's net sales.

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

  •
  Wire and heat shrink tubing.  We provide a complete solution of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide high temperature wire for harsh environments on passenger and commercial vehicles.

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the industrial equipment; aerospace, defense, oil, and gas; and energy markets. The following are the primary product families sold by the segment:

  •
  Terminals and connector systems and components.  We offer connector products including a wide variety of pin and socket, terminal, USB, coaxial, input/output, fiber optic, and power connectors, as well as sophisticated interconnection products used in equipment offered to the aerospace, defense, oil, gas, and medical industries. Additionally, we serve the aerospace, defense, oil, and gas industries by offering custom connectivity solutions for harsh environment applications.

  •
  Heat shrink tubing.  We provide a complete solution of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses. We also provide customized harnessing design, prototype, and build services.

  •
  Relays.  Our relay products can be used in a wide range of applications in the industrial and aerospace, defense, oil, and gas industries, including high-performance applications used in harsh environments.

  •
  Wire and cable.  We provide highly-engineered cable and wire products and a broad range of cables suitable for use in rugged applications within the aerospace, defense, oil, and gas industries. Additionally, we provide wire and cable for extreme environment applications, including copper and fiber optic distribution cables, shielded and unshielded twisted-pair cables, and armored cable.

  Communications Solutions

        The Communications Solutions segment is a top supplier of electronic components for the data and devices and appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The following are the primary product families sold by the segment:

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

  •
  Relays.  We provide relay products for a wide range of applications in the data and devices and appliances markets.

  •
  Heat shrink tubing.  We offer hundreds of reliable, cost-effective products to seal, connect, insulate, protect, hold, and bundle high-performance electrical harnesses.

Markets

        We sell our products to manufacturers and distributors in a number of major markets. The approximate percentage of our total net sales by end market in fiscal 2015 was as follows:

Markets	Percentage
Automotive	39%
Data and Devices	11
Industrial Equipment	11
Aerospace, Defense, Oil, and Gas	9
Commercial Transportation	7
Sensors	6
Subsea Communications	6
Energy	6
Appliances	5

Total	100%

        Our major markets are as follows:

  •
  Automotive.  We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.

  •
  Data and devices.  We deliver a range of connectivity solutions for the Internet of Things, wearables, smart phones, tablet computers, and notebooks to help our customers meet their current challenges and future innovations. In addition, our products and solutions are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries.

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

  •
  Commercial transportation.  We deliver reliable connectivity products designed to withstand harsh environmental conditions for on-and off-highway vehicles and recreational transportation, including construction, agriculture, buses, and other recreational vehicles.

  •
  Sensors.  We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, from automotive, industrial and commercial transportation, and aerospace and defense, to medical solutions and consumer applications.

  •
  Subsea communications.  Our products are used in undersea fiber optic telecommunication systems. With vertically integrated undersea communications systems and services, we support the telecommunications and oil and gas industries and other customers seeking marine services.

  •
  Energy.  Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

  •
  Appliances.  We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2015	2014	2013
Americas(2)	34%	30%	30%
Asia–Pacific	33	35	35
Europe/Middle East/Africa ("EMEA")	33	35	35

Total	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

        There is no single customer that accounted for a significant amount of our net sales in fiscal 2015, 2014, or 2013.

Sales, Marketing, and Distribution

        We sell our products into approximately 150 countries primarily through direct selling efforts to manufacturers. We also sell some of our products indirectly via third-party distributors. In fiscal 2015, our direct sales represented 80% of net sales.

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

Seasonality and Backlog

        We experience a slight seasonal pattern to our business. Overall, the third fiscal quarter is typically the strongest quarter of our fiscal year, whereas the first and fourth fiscal quarters are negatively affected by winter holidays and European holidays, respectively. The second fiscal quarter may be affected by adverse winter weather conditions in some of our markets.

        Certain of our end markets experience some seasonality. Our sales into the automotive market are dependent upon global automotive production, and seasonal declines in European production may negatively impact net sales in the fourth fiscal quarter. Also, our sales into the energy market typically increase in the third and fourth fiscal quarters as customer activity increases.

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and cancellation of unfilled orders prior to shipment of goods. Backlog by reportable segment was as follows:

	Fiscal Year End
	2015	2014
	(in millions)
Transportation Solutions	$1,208	$989
Industrial Solutions	814	850
Communications Solutions(1)	1,310	1,158

Total	$3,332	$2,997

(1)
Includes our subsea communications business' backlog of $995 million and $774 million at fiscal year end 2015 and 2014, respectively.

        We expect that the majority of our backlog at September 25, 2015 will be filled during fiscal 2016.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally on the basis of breadth of product offering, product innovation, price, quality, delivery, and service. Our markets have generally been growing but with downward pressure on prices. The following is a listing of our major competitors by segment:

  •
  Transportation Solutions.  This segment's major competitors include Yazaki, Delphi, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

  •
  Industrial Solutions.  This segment competes primarily against Amphenol, Esterline, Molex, Belden, Phoenix Contact, Hubbell, and Carlisle Companies.

  •
  Communications Solutions.  This segment's major competitors include Amphenol, Molex, FCI Electronics, JST, Korea Electric Terminal (KET), and Bourns. Also, the subsea communications business competes against Alcatel-Lucent and NEC.

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

        Our research and development expense was as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Transportation Solutions	$262	$196	$199
Industrial Solutions	128	128	121
Communications Solutions	150	160	174

Total	$540	$484	$494

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

Employees

        As of September 25, 2015, we employed approximately 72,000 people worldwide, of whom 22,000 were in the Americas region, 25,000 were in the Asia–Pacific region, and 25,000 were in the EMEA region. Of our total employees, approximately 45,000 were employed in manufacturing.

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

Environmental

        Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronics Equipment Directives, the China Restriction of Hazardous Substances law, the EU Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") Regulation, and similar laws.

        Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions are likely to increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of $16 million to $38 million, and that the best estimate within this range is $19 million. We do not anticipate any material capital expenditures during fiscal 2016 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Corporate History

        We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        Our business was formed principally through a series of acquisitions, from fiscal 1999 through fiscal 2002, of established electronics companies and divisions, including AMP Incorporated, Raychem Corporation, the Electromechanical Components Division of Siemens, and the OEM Division of Thomas & Betts. These companies each had more than 50 years of history in engineering and innovation excellence. We operated as a segment of Tyco International plc ("Tyco International") prior to our separation.

        Tyco Electronics Ltd. was incorporated in fiscal 2000 as a wholly-owned subsidiary of Tyco International. Effective June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (referred to in this report as the "separation"). We became an independent, publicly traded company owning the former electronics businesses of Tyco International. On January 26, 2015, Covidien was acquired and now operates as a subsidiary of Medtronic plc.

        In March 2011, our shareholders approved an amendment to our articles of association to change our name from "Tyco Electronics Ltd." to "TE Connectivity Ltd." The name change was effective March 10, 2011. Our ticker symbol "TEL" on the New York Stock Exchange ("NYSE") remained unchanged.

        We acquired Measurement Specialties, Inc. ("Measurement Specialties") and divested our Broadband Network Solutions ("BNS") business in fiscal 2015. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding discontinued operations and acquisitions.

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

        TE Connectivity and TE Connectivity (logo) are trademarks. © 2015 TE Connectivity Ltd. All Rights Reserved.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business also is subject to general risks that affect many other companies. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

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

        Approximately 39% of our net sales for fiscal 2015 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2015, approximately 11% of our net sales were to customers in the data and devices end market, 11% of our net sales were to customers in the industrial equipment end market, and 9% of our net sales were to customers in the aerospace, defense, oil, and gas end market. The data and devices industry can experience variability in demand depending on the underlying business and consumer demand for computer and consumer electronics products, as well as the market share of our customers. Demand for industrial equipment is dependent upon economic conditions. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Demand in the oil and gas market is impacted by oil price volatility.

         We encounter competition in substantially all areas of the electronic components industry.

        We operate in highly competitive markets for electronic components, and expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products; the level of customer service; the development of new technology; our ability to participate in emerging markets; and customers' expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may enjoy lower production costs for certain products. We cannot provide assurance that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

         We are dependent on market acceptance of new product introductions and product innovations for future revenue.

        Substantially all of the markets in which we operate are impacted by technological change or change in consumer tastes and preferences, which are rapid in certain end markets. Our operating results depend substantially upon our ability to continually design, develop, introduce, and sell new and innovative products; to modify existing products; and to customize products to meet customer requirements driven by such change. There are numerous risks inherent in these processes, including the risk that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market profitable new products and applications in time to satisfy customer demands.

         Like other suppliers to the electronics industry, we are subject to continuing pressure to lower our prices.

        We have historically experienced, and we expect to continue to experience, continuing pressure to lower our prices. In recent years, we have experienced price erosion averaging from 1% to 2% each year. In order to maintain our margins, we must continue to reduce our costs by similar amounts. We cannot provide assurance that continuing pressures to reduce our prices will not have a material adverse effect on our margins, results of operations, financial position, and cash flows.

         Our results are sensitive to raw material availability, quality, and cost.

        We are a large buyer of resin, copper, gold, silver, brass, steel, chemicals and additives, zinc, and other precious metals. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, continues to fluctuate. Our results of operations, financial position, and cash flows may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. Any of these events could have a substantial impact on the price we pay for raw materials and, to the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold ("conflict minerals" or "3TG") mined from the Democratic Republic of Congo ("DRC") and adjoining countries (together with the DRC, the "Covered Countries") in their products. These requirements, which were effective for the calendar year beginning January 1, 2013, could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries, and we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all conflict minerals used in our products through our due diligence procedures.

         Foreign currency exchange rates may adversely affect our results.

        A significant portion of our business is conducted outside the U.S., and changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

        We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 52% of our net sales for fiscal 2015 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to represent a significant and likely increased portion of our future net revenue. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

        We manage certain cash, intercompany, and other balance sheet currency exposures in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

         We may be negatively affected as our customers and vendors continue to consolidate.

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, computer, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the profit margins on our products, particularly for commodity components.

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

        We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings. We cannot provide assurance that we will identify or successfully complete transactions with acquisition candidates in the future. We also cannot provide assurance that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

         Future acquisitions could require us to issue additional debt or equity.

        If we were to make a substantial acquisition with cash, the acquisition may need to be financed in part through funding from banks, public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot provide assurance that sufficient acquisition financing would be available to us on acceptable terms if and when required. If we were to make an acquisition partially or wholly funded by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our shares.

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

        Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods; or other disasters such as fires, explosions, acts of terrorism or war, disease, or failures of management information or other systems due to internal or external causes. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected.

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

        Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

        Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the U.S. and the EU. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements and practices with respect to the electronic components or other markets are found to violate or infringe such laws, we may be subject to civil and other penalties. We may also be subject to third-party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification in order to be lawful and enforceable. If we are unable to enforce our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected. Further, any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

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

  •
  variations in lengths of payment cycles and challenges in collecting accounts receivable;

  •
  tax law and regulatory changes in the U.S. and EU among other jurisdictions, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations, such as the Organisation for Economic Co-operation and Development ("OECD"), examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

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

        We have sizeable operations in China, including 14 manufacturing sites. In addition, approximately 18% of our net sales in fiscal 2015 were made to customers in China. Economic conditions in China have been and may continue to be volatile and uncertain. In addition, the legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to market conditions or interpretation of Chinese law.

        In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

         We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the United Kingdom's Bribery Act, and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act, the United Kingdom's Bribery Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot provide assurance that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

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

  •
  greenhouse gas emissions;

  •
  product hazardous material content; and

  •
  the health and safety of our employees.

        We may not have been, or we may not at all times be, in compliance with all environmental and health and safety laws and regulations. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance burdens.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, or remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigation, removal, and remediation costs under certain federal and state laws is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and similar environmental agencies that conditions at a number of formerly-owned sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

        While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our results of operations, financial position, and cash flows or that we will not be subject to additional environmental claims for personal injury or cleanup in the future based on our past, present, or future business activities.

         Our products are subject to various requirements related to chemical usage, hazardous material content, and recycling.

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives; the EU REACH Regulation; the China law on Management Methods for Controlling Pollution by Electronic Information Products; and various other laws. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make manufacture or sale of our products more expensive or impossible and could limit our ability to sell our products in certain jurisdictions.

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

        Our five-year unsecured senior revolving credit facility ("Credit Facility") contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization (as defined in the Credit Facility) and limits on the amount of subsidiary debt and incurrence of liens. Our outstanding notes' indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        Although none of these covenants are presently restrictive to our operations, our continued ability to meet the Credit Facility financial covenant can be affected by events beyond our control, and we cannot provide assurance that we will continue to comply with the covenant. A breach of any of our covenants could result in a default under our Credit Facility or indentures. Upon the occurrence of certain defaults under our Credit Facility and indentures, the lenders or trustee could elect to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders could terminate commitments to extend further credit under our Credit Facility. If the lenders or trustee accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets or access to lenders or capital markets to repay or fund the repayment of any amounts outstanding under our Credit Facility and our other affected indebtedness. Acceleration of any debt obligation under any of our material debt instruments may permit the holders or trustee of our other material debt to accelerate payment of debt obligations to the creditors thereunder.

        The indentures governing our outstanding senior notes contain covenants that may require us to offer to buy back the notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest, to the repurchase date, upon a change of control triggering event (as defined in the indentures). We cannot provide assurance that we will have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

Risks Relating to Our Separation from Tyco International

         We share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities for tax periods prior to and including the distribution date.

        In connection with the separation from Tyco International in 2007, we, Tyco International, and Covidien (which on January 26, 2015, was acquired and now operates as a subsidiary of Medtronic plc.) entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns, certain income tax liabilities arising from adjustments made by tax authorities to intercompany transactions or similar adjustments, and certain taxes attributable to internal transactions undertaken in anticipation of the separation. All costs and expenses associated with the management of these shared tax liabilities are shared equally among the parties.

        All of the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, became our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Covidien, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us, we would be liable for the entire amount of these liabilities.

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

        Various U.S. and non-U.S. legislative proposals and other initiatives have been directed at multinational companies incorporated in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as the Organisation for Economic Co-operation and Development's initiative to prevent base erosion and profit shifting, which contemplates changes to numerous long-standing tax principles related to the distribution of profits between affiliated entities in different tax jurisdictions. Although any recommendations made by the OECD are not themselves changes in tax law, this guidance has resulted in unilateral action by several member countries and is also prompting possible amendment of other countries' tax laws and regulations on a prospective and potentially a retroactive basis. If these proposals are adopted in the main jurisdictions in which we do business, they could, among other things, cause double taxation, increase audit risk, and materially increase our worldwide corporate effective tax rate. We cannot predict the outcome of any specific legislative proposals or initiatives, and we cannot provide assurance that any such legislation or initiative will not apply to us.

         Legislation in the U.S. could adversely impact our results of operations, financial position, and cash flows.

        Various U.S. federal and state legislative proposals have been introduced in recent years that may negatively impact the growth of our business by denying government contracts to U.S. companies that have moved to lower-tax jurisdictions.

        We expect the U.S. Congress to continue to consider implementation and/or expansion of policies that would restrict the federal and state governments from contracting with entities that have corporate locations abroad. We cannot predict the likelihood that, or final form in which, any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, the effect such enactments and increased regulatory scrutiny may have on our business, or the outcome of any specific legislative proposals. Therefore, we cannot provide assurance that any such legislative action will not apply to us. In addition, we are unable to predict whether the final form of any potential legislation discussed above also would affect our indirect sales to U.S. federal or state governments or the willingness of our non-governmental customers to do business with us. As a result of these uncertainties, we are unable to assess the potential impact of any proposed legislation in this area and cannot provide assurance that the impact will not be materially adverse to us.

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ended on March 6, 2015 and was not reapproved by our shareholders at our March 3, 2015 annual meeting of shareholders, and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

  •
  volatility in financial markets and market fluctuations caused by global and regional economic conditions and investors' concerns about potential risks to future economic growth;

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

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax and statutory purposes) or registered share capital. Various tax law and corporate law proposals in Switzerland, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to do so could make our stock less attractive to investors.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from conditional capital (representing a maximum of 50% of the shares presently registered in the commercial register) and, if approved by shareholders, may also contain provisions permitting our board of directors to issue new shares from authorized capital (representing a maximum of 50% of the shares (or such lesser amount as may be approved by shareholders) registered in the commercial register), in each case, without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the NYSE, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

ITEM 2.    PROPERTIES

Properties

        Our principal executive office is located in Schaffhausen, Switzerland. We operate nearly 400 manufacturing, warehousing, and office locations in over 50 countries and territories. We own approximately 25 million square feet of space and lease approximately 10 million square feet of space. Our facilities are reasonably maintained and suitable for the operations conducted in them.

Manufacturing

        We manufacture our products in over 20 countries worldwide. Our manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. Our principal centers of manufacturing output at September 25, 2015 included sites in the following countries:

	Number of Manufacturing Facilities
	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
Americas:
U.S.	9	17	6	32
Mexico	2	5	1	8
Brazil	1	—	—	1
Asia–Pacific:
China	3	4	7	14
Japan	1	—	1	2
Thailand	2	—	—	2
Korea	1	—	—	1
New Zealand	—	1	—	1
EMEA:
France	1	4	—	5
Germany	2	2	—	4
India	2	1	1	4
Switzerland	2	1	1	4
United Kingdom	—	4	—	4
Czech Republic	1	1	—	2
Italy	1	—	1	2
Austria	—	1	—	1
Belgium	1	—	—	1
Hungary	1	—	—	1
Norway	1	—	—	1
Poland	—	1	—	1
Portugal	1	—	—	1
Spain	1	—	—	1
Sweden	—	—	1	1
Ukraine	1	—	—	1

Total	34	42	19	95

        We estimate that our manufacturing production by region in fiscal 2015 was approximately: Americas—30%, Asia–Pacific—30%, and EMEA—40%.

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represents the $80 million contingent purchase price plus pre-judgment interest, which will continue to accrue until the judgment is paid in full. We are proceeding with an appeal. In connection with this case, we recorded a reserve and pre-tax charges of $127 million in fiscal 2015. These charges are reflected in income from discontinued operations on the Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

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

Income Tax Matters

        In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue that remains in dispute as described below. The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. income tax purposes and that the interest deductions reflected on the income tax returns were appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS's proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS position with regard to this matter is inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

        The previously set U.S. Tax Court trial date of February 29, 2016 has been delayed at the request of the IRS, and trial is expected to commence during October 2016. The parties remain engaged in discovery. We do not expect any payments to the IRS with respect to this matter until it is fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with this matter.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the NYSE under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods during the fiscal years ended September 25, 2015 and September 26, 2014.

	Market Price Range
	Fiscal
	2015		2014
	High	Low	High	Low
First Quarter	$65.00	$51.47	$54.58	$49.91
Second Quarter	73.42	61.19	60.16	54.45
Third Quarter	71.73	66.12	62.24	56.66
Fourth Quarter	64.36	55.53	64.97	58.47

        The number of registered holders of our common shares at November 5, 2015 was 26,317.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends and cash distributions to shareholders paid on our common shares during the quarterly periods presented below.

	Fiscal
	2015		2014
First Quarter	$0.29 (CHF 0.26)	(1)	$0.25 (CHF 0.24)	(1)
Second Quarter	$0.29 (CHF 0.26)	(1)	$0.25 (CHF 0.24)	(1)
Third Quarter	$0.33 (CHF 0.32)	(2)	$0.29 (CHF 0.26)	(1)
Fourth Quarter	$0.33 (CHF 0.32)	(2)	$0.29 (CHF 0.26)	(1)

(1)
Payments were declared in Swiss francs ("CHF") and paid in U.S. dollars based on a U.S. dollar/Swiss franc exchange rate shortly before shareholder approval.

(2)
Payments were declared in U.S. dollars. The CHF equivalent is based on a U.S. dollar/Swiss franc exchange rate on the date of shareholder approval.

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index on September 24, 2010 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return as of the fiscal years ended September 30, 2011, September 28, 2012, September 27, 2013, September 26, 2014, and September 25, 2015. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal
	2010(1)	2011	2012	2013	2014	2015
TE Connectivity Ltd.	$100.00	$98.10	$121.36	$189.53	$218.52	$221.28
S&P 500 Index	100.00	100.52	130.88	157.13	187.99	186.88
Dow Jones Electrical Components and Equipment Index	100.00	95.68	126.75	174.12	194.25	178.41

(1)
$100 invested on September 24, 2010 in TE Connectivity's common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 25, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 27–July 24, 2015	2,173,915	$62.90	2,173,200	$3,201,410,350
July 25–August 28, 2015	2,679,413	61.01	2,652,400	3,039,551,253
August 29–September 25, 2015	5,479,859	59.96	5,475,000	2,711,277,446

Total	10,333,187	$60.85	10,300,600

(1)
These columns include the following transactions which occurred during the quarter ended September 25, 2015:

(i)the acquisition of 32,587 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 10,300,600 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
In January 2015, our board of directors authorized a $3.0 billion increase in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

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

	As of or for Fiscal
	2015(1)	2014(2)	2013(3)	2012(4)	2011
	(in millions, except per share data)
Statement of Operations Data
Net sales	$12,233	$11,973	$11,390	$11,325	$11,754
Acquisition and integration costs	55	31	14	27	—
Restructuring and other charges, net	152	19	222	104	88
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	1,238	1,614	1,154	1,003	1,089
Income from discontinued operations, net of income taxes	1,182	167	122	109	156
Net income	$2,420	$1,781	$1,276	$1,112	$1,245
Per Share Data
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.06	$3.94	$2.76	$2.35	$2.48
Net income	5.98	4.34	3.05	2.61	2.84
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.01	$3.87	$2.73	$2.33	$2.46
Net income	5.89	4.27	3.02	2.59	2.81
Dividends and cash distributions paid per common share	$1.24	$1.08	$0.92	$0.78	$0.68
Balance Sheet Data
Total assets	$20,608	$20,152	$18,461	$19,306	$17,723
Long-term liabilities	7,446	7,146	6,015	7,182	6,680
Total equity	$9,585	$9,013	$8,386	$7,977	$7,484

(1)
Fiscal 2015 results include $216 million of income tax charges associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties; $201 million of income tax benefits associated with the effective settlement of all undisputed tax matters for the years 2001 through 2007 and the related impact of $84 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien; and $63 million of income tax benefits associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010. In addition, in fiscal 2015, income from discontinued operations, net of income taxes includes the gain on the sale of our BNS business. (See Notes 4, 13, 16, and 17 to the Consolidated Financial Statements.)

(2)
Fiscal 2014 results include $282 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc. ("ADC"). (See Note 16 to the Consolidated Financial Statements.)

(3)
Fiscal 2013 results include $331 million of income tax benefits associated with the effective settlement of all undisputed tax matters for the years 1997 through 2000 and the related impact of $231 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien. (See Notes 13, 16, and 17 to the Consolidated Financial Statements.)

(4)
Fiscal 2012 results include $75 million of charges from the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog associated with Deutsch Group SAS ("Deutsch") and $107 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

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

Overview

        We are a global technology leader. We design and manufacture connectivity and sensors solutions that are essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

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

        Fiscal 2015 highlights included the following:

  •
  Overall, our net sales increased 2.2% in fiscal 2015 as compared to fiscal 2014, due to increased net sales in the Transportation Solutions and Communications Solutions segments, partially offset by sales declines in the Industrial Solutions segment.

  •
  On an organic basis, net sales increased 3.8% during fiscal 2015 as compared to fiscal 2014. Our organic net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 4.1% on an organic basis during fiscal 2015 due primarily to increases in the automotive end market.

  •
  Industrial Solutions—Our organic net sales were flat in fiscal 2015.

  •
  Communications Solutions—Our organic net sales increased 8.4% in fiscal 2015, due primarily to sales increases in the subsea communications end market, partially offset by declines in the data and devices end market.

  •
  During fiscal 2015, our shareholders approved a dividend payment to shareholders of $1.32 per issued share payable in four quarterly installments of $0.33 beginning with the third fiscal quarter of 2015 and ending in the second fiscal quarter of 2016.

  •
  During fiscal 2015, we acquired Measurement Specialties and divested our BNS business.

Outlook

        In the first quarter of fiscal 2016, we expect net sales to be between $2.7 billion and $2.9 billion. This reflects sales decreases in all segments relative to the first quarter of fiscal 2015. Additional information regarding expectations for our reportable segments for the first quarter of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our sales declines in the automotive and commercial transportation end markets to be partially offset by sales growth in the sensors end market in the first quarter of fiscal 2016. We expect global automotive production to decline 2% in the first quarter of fiscal 2016 as compared to the same period of fiscal 2015.

  •
  Industrial Solutions—We expect our sales to decrease during the first quarter of 2016 as a result of the slowdown in China, inventory reductions in the supply chain, and continued weakness in the oil and gas market.

  •
  Communications Solutions—In the first quarter of fiscal 2016, we expect our sales growth in the subsea communications end market to be more than offset by our sales declines in the data and devices and appliances end markets resulting from continued weakness in China, inventory reductions in the supply chain, and the exit of certain product lines.

We expect diluted earnings per share to be in the range of $0.62 to $0.70 per share in the first quarter of fiscal 2016. This outlook reflects continued market weakness in China. Also, it reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $167 million and $0.05 per share, respectively, in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

        For fiscal 2016, which will be 53 weeks in length, we expect net sales to be between $12.0 billion and $12.8 billion, primarily reflecting sales increases in the Transportation Solutions segment offset by sales declines in the Communications Solutions segment from fiscal 2015 levels. Additional information regarding expectations for our reportable segments for fiscal 2016 is as follows:

  •
  Transportation Solutions—During fiscal 2016, we expect our sales to increase in the automotive end market while we expect global automotive production to be flat as compared to fiscal 2015. Also, we expect our sales growth in the sensors end market to be partially offset by sales declines in the commercial transportation end market in fiscal 2016.

  •
  Industrial Solutions—Within the aerospace, defense, oil, and gas end market, we expect our sales growth, primarily in the commercial aerospace market, to be offset by sales declines in the oil and gas market due to continued market weakness in fiscal 2016. We anticipate that the negative impact of inventory adjustments in the supply chain will continue during the first half of fiscal 2016.

  •
  Communications Solutions—In fiscal 2016, we expect our sales growth in the subsea communications end market to be more than offset by our sales declines in the data and devices end market resulting from the exit of certain product lines and continued weakness in China.

We expect diluted earnings per share to be in the range of $3.61 to $4.01 per share in fiscal 2016. This outlook includes approximately $200 million in net sales and $0.05 earnings per share resulting from the additional week in fiscal 2016. Also, this outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $262 million and $0.10 per share, respectively, in fiscal 2016 as compared to fiscal 2015.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the uncertain market conditions in China, and its potential effects on our customers and the end markets we serve. Additionally, we continue to closely manage our costs in line with economic conditions. We are also managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

Acquisition

        On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, a leading global designer and manufacturer of sensors and sensor-based systems, for $86.00 in cash per share. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. This business has been reported as part of our Transportation Solutions segment from the date of acquisition. See additional information regarding acquisitions in Note 5 to the Consolidated Financial Statements.

Discontinued Operations

        During fiscal 2015, we sold our BNS business for $3.0 billion in cash and recognized a pre-tax gain of $1,105 million on the transaction.

        The BNS business met the discontinued operations criteria and has been reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was a component of the former Network Solutions segment.

        See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Planned Divestiture

        On November 7, 2015, we entered into a definitive agreement to sell our Circuit Protection Devices ("CPD") business for $350 million in cash, subject to a final working capital adjustment. The transaction is expected to close during the second quarter of fiscal 2016 pending customary closing conditions and regulatory approvals. The net assets of the CPD business were approximately $200 million at September 25, 2015. The CPD business is currently reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2015		2014		2013
	($ in millions)
Transportation Solutions	$6,351	52%	$6,090	51%	$5,485	48%
Industrial Solutions	3,179	26	3,302	28	3,100	27
Communications Solutions	2,703	22	2,581	21	2,805	25

Total	$12,233	100%	$11,973	100%	$11,390	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2015						2014
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions (Divestitures)	Total
	($ in millions)
Transportation Solutions	$250	4.1%	$(556)	$567	$261	4.3%	$570	10.4%	$33	$2	$605	11.0%
Industrial Solutions	(7)	(0.2)	(258)	142	(123)	(3.7)	161	5.2	10	31	202	6.5
Communications Solutions	217	8.4	(95)	—	122	4.7	(174)	(6.2)	(11)	(39)	(224)	(8.0)

Total	$460	3.8%	$(909)	$709	$260	2.2%	$557	4.9%	$32	$(6)	$583	5.1%

        Net sales increased $260 million, or 2.2%, in fiscal 2015 as compared to fiscal 2014. The increase in net sales resulted from sales contributions from acquisitions of 5.9% and organic sales growth of 3.8%, partially offset by the negative impact of foreign currency translation of 7.5% due to the weakening of certain foreign currencies. Measurement Specialties contributed net sales of $548 million during fiscal 2015.

        On an organic basis, net sales increased $460 million, or 3.8%, in fiscal 2015 as compared to 2014, primarily as a result of sales increases in the Transportation Solutions and Communications Solutions segments. Price erosion adversely affected organic sales by $208 million in fiscal 2015.

        Net sales increased $583 million, or 5.1%, in fiscal 2014 as compared to fiscal 2013. The increase in net sales was primarily the result of organic growth of 4.9% and the positive impact of foreign currency translation of 0.3% due to the strengthening of certain foreign currencies.

        On an organic basis, net sales increased $557 million, or 4.9%, during fiscal 2014 as compared to fiscal 2013 as increased net sales in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions segment were partially offset by sales decreases in the Communications Solutions segment. Price erosion adversely affected organic sales by $194 million in fiscal 2014.

        See further discussion of organic net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—the Americas, Asia–Pacific, and EMEA—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 150 countries, and approximately 52% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2015. The percentage of net sales in fiscal 2015 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	48%
Euro	27
Chinese renminbi	9
Japanese yen	5
All others	11

Total	100%

        The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2015		2014		2013
	($ in millions)
Americas	$4,138	34%	$3,515	30%	$3,456	30%
Asia–Pacific	4,103	33	4,234	35	3,986	35
EMEA	3,992	33	4,224	35	3,948	35

Total	$12,233	100%	$11,973	100%	$11,390	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2015						2014
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions (Divestitures)	Total
	($ in millions)
Americas	$361	10.3%	$(72)	$334	$623	17.7%	$58	1.7%	$(33)	$34	$59	1.7%
Asia–Pacific	(31)	(0.7)	(188)	88	(131)	(3.1)	349	8.8	(67)	(34)	248	6.2
EMEA	130	3.1	(649)	287	(232)	(5.5)	150	3.8	132	(6)	276	7.0

Total	$460	3.8%	$(909)	$709	$260	2.2%	$557	4.9%	$32	$(6)	$583	5.1%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin in dollars and as a percentage of net sales, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Cost of sales	$8,146	$8,001	$7,739	$145	$262
As a percentage of net sales	66.6%	66.8%	67.9%	(0.2)%	(1.1)%
Gross margin	$4,087	$3,972	$3,651	$115	$321
As a percentage of net sales	33.4%	33.2%	32.1%	0.2%	1.1%

        Gross margin increased $115 million in fiscal 2015 as compared to fiscal 2014. In fiscal 2015, gross margin included charges of $36 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties. Excluding these charges, gross margin increased in fiscal 2015 primarily as a result of higher volume and improved manufacturing productivity, partially offset by the negative impact of changes in foreign currency exchange rates and price erosion.

        In fiscal 2014, gross margin increased $321 million as compared to fiscal 2013. The increase in gross margin resulted primarily from improved manufacturing productivity and, to a lesser degree, higher volume, partially offset by price erosion.

        Cost of sales and gross margin are subject to variability in raw material prices, and the price of many of our raw materials continues to fluctuate. In fiscal 2015, we purchased approximately 160 million pounds of copper, 123,000 troy ounces of gold, and 2.5 million troy ounces of silver. The following table sets forth the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2015	2014	2013
Copper	Lb.	$3.06	$3.33	$3.51
Gold	Troy oz.	1,267	1,405	1,613
Silver	Troy oz.	18.51	23.43	29.18

        In fiscal 2016, we expect to purchase copper, gold, and silver in quantities similar 2015 levels.

Operating Expenses

        The following table presents operating expenses in dollars and selling, general, and administrative expenses as a percentage of net sales, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Selling, general, and administrative expenses	$1,504	$1,534	$1,440	$(30)	$94
As a percentage of net sales	12.3%	12.8%	12.6%	(0.5)%	0.2%
Research, development, and engineering expenses	$627	$583	$590	$44	$(7)
Acquisition and integration costs	$55	$31	$14	$24	$17
Restructuring and other charges, net	$152	$19	$222	$133	$(203)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $30 million in fiscal 2015 as compared to fiscal 2014. The decrease resulted primarily from cost control measures and saving attributable to restructuring actions, partially offset by additional expenses associated with Measurement Specialties.

        In fiscal 2014, selling, general, and administrative expenses increased $94 million as compared to fiscal 2013. The increase resulted primarily from increased selling expenses to support higher sales levels, partially offset by savings attributable to restructuring actions and a gain on the sale of real estate.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses increased $44 million in fiscal 2015 as compared to fiscal 2014 as a result of additional expenses related to acquisitions and growth initiatives, primarily in the Transportation Solutions segment.

        Acquisition and Integration Costs.    In fiscal 2015, we incurred acquisition and integration costs of $55 million, related primarily to the acquisitions of Measurement Specialties and the SEACON Group ("SEACON"). In fiscal 2014, we incurred acquisition and integration costs of $31 million, primarily in connection with the acquisition of SEACON. In connection with the acquisition of Deutsch, we incurred acquisition and integration costs of $14 million during fiscal 2013.

        Restructuring and Other Charges, Net.    We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments.

        In connection with these initiatives, we recorded net restructuring charges of $93 million, $23 million, and $225 million in fiscal 2015, 2014, and 2013, respectively. We expect to incur net restructuring charges of approximately $75 million during fiscal 2016, and we expect total spending, which will be funded with cash from operations, to be approximately $90 million in fiscal 2016. Annualized cost savings related to actions initiated in fiscal 2015 are estimated to be approximately

$80 million and are expected to be realized by the end of fiscal 2017. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

        During fiscal 2015, we incurred net other charges of $59 million, primarily in connection with the divestiture of BNS.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Operating income	$1,749	$1,805	$1,385	$(56)	$420
Operating margin	14.3%	15.1%	12.2%	(0.8)%	2.9%

        Operating income included the following special items:

	Fiscal
	2015	2014	2013
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$55	$31	$14
Charges associated with the amortization of acquisition-related fair value adjustments	36	4	—
Restructuring charges related to acquisitions	3	—	—

	94	35	14
Restructuring and other charges, net	149	19	222

Total	$243	$54	$236

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating items, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Interest expense	$136	$127	$139	$9	$(12)
Other income (expense), net	$(55)	$63	$(183)	$(118)	$246
Income tax provision (benefit)	$337	$146	$(75)	$191	$221
Effective tax rate	21.4%	8.3%	NM (1)	13.1%	NM	(1)
Income from discontinued operations, net of income taxes	$1,182	$167	$122	$1,015	$45

(1)
Not meaningful.

        Interest Expense.    The increase in interest expense of $9 million in fiscal 2015 from fiscal 2014 was due to higher average debt levels. The decrease of $12 million in fiscal 2014 from fiscal 2013 was due to a lower average cost of debt.

        Other Income (Expense), Net.    In fiscal 2015, 2014, and 2013, we recorded net other income (expense) primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        Net other expense in fiscal 2015 included $84 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. Net other income in fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. Net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the years 1997 through 2000. See Note 13 to the Consolidated Financial Statements for additional information regarding the effective settlement of undisputed tax matters.

        Income Taxes.    The tax provision for fiscal 2015 reflects an income tax benefit of $264 million related to the effective settlement of all undisputed tax matters for the years 2001 through 2010, partially offset by $216 million of income tax charges associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties. Also, the tax provision for fiscal 2015 reflects an income tax charge of $29 million associated with the tax impacts of certain intercompany dividends related to the restructuring and sale of BNS.

        The tax provision for fiscal 2014 reflects income tax benefits of $282 million recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards, partially offset by an income tax charge related to adjustments to prior year income tax returns.

        In fiscal 2014, we acquired SEACON, and its U.S. operations were combined with our ADC U.S. federal consolidated tax group. In addition, the ADC U.S. tax group was combined with other U.S. legal entities and assets. We reassessed the realization of the revised ADC U.S. tax group's tax loss and credit carryforwards. Based upon management's review of forecasted future taxable income of the reorganized combined tax group, we believed it was more likely than not that a tax benefit would be realized on additional U.S. federal and state net operating losses. Accordingly, we reduced the valuation allowance and recorded a tax benefit of $282 million.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the years 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits consisting primarily of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

        The valuation allowance for deferred tax assets of $3,237 million and $1,706 million at fiscal year end 2015 and 2014, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. During fiscal 2015, the valuation allowance increased due primarily to tax losses of $1,381 million (tax effected) generated in connection with the write-down of investments in subsidiaries in certain jurisdictions where future utilization is uncertain. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 25, 2015, certain subsidiaries had approximately $19 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2015		2014		2013
	($ in millions)
Automotive	$4,795	75%	$5,011	82%	$4,571	83%
Commercial Transportation	807	13	879	15	725	13
Sensors	749	12	200	3	189	4

Total	$6,351	100%	$6,090	100%	$5,485	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2015						2014
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisition	Total
	($ in millions)
Automotive	$256	5.1%	$(472)	$—	$(216)	(4.3)%	$413	9.0%	$27	$—	$440	9.6%
Commercial Transportation	(9)	(1.0)	(63)	—	(72)	(8.2)	153	20.8	1	—	154	21.2
Sensors	3	1.5	(21)	567	549	274.5	4	1.6	5	2	11	5.8

Total	$250	4.1%	$(556)	$567	$261	4.3%	$570	10.4%	$33	$2	$605	11.0%

        Net sales in the Transportation Solutions segment increased $261 million, or 4.3%, in fiscal 2015 as compared to fiscal 2014 as a result of sales contributions from acquisitions of 9.3% and organic sales growth of 4.1%, partially offset by the negative impact of foreign currency translation of 9.1%. Measurement Specialties contributed net sales of $548 million during fiscal 2015. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 5.1% in fiscal 2015 with growth of 8.2% in the Asia–Pacific region, 4.4% in the EMEA region, and 0.8% in the Americas region. Growth in the Asia–Pacific and EMEA regions and North America was driven primarily by increased content per vehicle. This growth was partially offset by weakness in South America driven by lower production volumes in Brazil.

  •
  Commercial transportation—Our organic net sales decreased 1.0% in fiscal 2015 due to lower demand in the agriculture market across all regions, partially offset by growth in the heavy truck market in developed countries.

  •
  Sensors—Our organic net sales increased 1.5% in fiscal 2015 due to new product launches in China and increased volume in Japan, partially offset by market weakness in Korea and Eastern Europe.

        In fiscal 2014, net sales in the Transportation Solutions segment increased $605 million, or 11.0%, from fiscal 2013 primarily as a result of organic sales growth of 10.4% and the positive impact of foreign currency translation of 0.6%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 9.0% in fiscal 2014. The increase was due primarily to growth of 11.6% in the Asia–Pacific region, 7.8% in the EMEA region, and 7.0% in the Americas region. In the Asia–Pacific region, growth was driven by increased demand in China and, to a lesser degree, Japan, partially offset by declines in certain southeastern Asia–Pacific areas. In the EMEA region, growth resulted primarily from increased demand for exports to other regions and, to a lesser degree, increased local demand. Growth in the Americas region was driven by strong consumer demand in North America, partially offset by weaker economic conditions in South America.

  •
  Commercial transportation—Our organic net sale increased 20.8% in fiscal 2014 due to stronger market conditions, strength in the North America truck market, and the acceleration of purchases related to emission standard changes in China and the EMEA region.

  •
  Sensors—Our organic net sales increased 1.6% in fiscal 2014 due to growth in the Americas and EMEA regions, partially offset by a decline in the Asia–Pacific region.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Operating income	$1,193	$1,245	$934	$(52)	$311
Operating margin	18.8%	20.4%	17.0%	(1.6)%	3.4%

        The Transportation Solutions segment's operating income included the following special items:

	Fiscal
	2015	2014	2013
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$28	$4	$7
Charges associated with the amortization of acquisition-related fair value adjustments	30	—	—
Restructuring charges related to acquisitions	3	—	—

	61	4	7
Restructuring and other charges, net	39	4	39

Total	$100	$8	$46

        In fiscal 2015, operating income in the Transportation Solutions segment decreased $52 million as compared to fiscal 2014. Excluding the charges presented in the table above, operating income increased in fiscal 2015 due primarily to higher volume and, to a lesser degree, improved manufacturing productivity, partially offset by the negative impact of changes in foreign currency exchange rates and price erosion.

        Operating income in the Transportation Solutions segment increased $311 million in fiscal 2014 as compared to fiscal 2013. Excluding the charges presented in the table above, operating income increased in fiscal 2014 primarily as a result of higher volume and improved manufacturing productivity, partially offset by price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2015		2014		2013
	($ in millions)
Industrial Equipment	$1,323	42%	$1,364	41%	$1,284	41%
Aerospace, Defense, Oil, and Gas	1,151	36	1,140	35	1,019	33
Energy	705	22	798	24	797	26

Total	$3,179	100%	$3,302	100%	$3,100	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2015						2014
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions (Divestiture)	Total
	($ in millions)
Industrial Equipment	$12	0.9%	$(96)	$43	$(41)	(3.0)%	$77	6.0%	$3	$—	$80	6.2%
Aerospace, Defense, Oil, and Gas	(17)	(1.5)	(71)	99	11	1.0	67	6.5	8	46	121	11.9
Energy	(2)	(0.3)	(91)	—	(93)	(11.7)	17	2.1	(1)	(15)	1	0.1

Total	$(7)	(0.2)%	$(258)	$142	$(123)	(3.7)%	$161	5.2%	$10	$31	$202	6.5%

        In the Industrial Solutions segment, net sales decreased $123 million, or 3.7%, in fiscal 2015 from fiscal 2014 due primarily to the negative impact of foreign currency translation of 7.8%, partially offset by sales contributions from acquisitions of 4.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales were flat in fiscal 2015 as growth in the Asia–Pacific and EMEA regions was offset by lower demand in the Americas region.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 1.5% in fiscal 2015 due primarily to weakness in the oil and gas market resulting from oil price declines and market uncertainty, partially offset by continued strength in our commercial aviation business.

  •
  Energy—Our organic net sales were flat in fiscal 2015 as growth in the Americas region was offset by declines in the Asia–Pacific region.

        Net sales in the Industrial Solutions segment increased $202 million, or 6.5%, in fiscal 2014 as compared to fiscal 2013 primarily as a result of organic sales growth of 5.2% and the net sales impact from acquisitions and a divestiture of 1.0%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 6.0% in fiscal 2014 as a result of market recovery, particularly in the Asia–Pacific region and, to a lesser degree, the EMEA region.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 6.5% in fiscal 2014. The increase was attributable to continued strength in the commercial aviation business and growth in the oil and gas market, partially offset by continued weakness in the defense market.

  •
  Energy—Our organic net sales increased 2.1% in fiscal 2014 primarily as a result of growth in the Asia–Pacific and Americas regions, partially offset by a decline in the EMEA region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Operating income	$352	$431	$344	$(79)	$87
Operating margin	11.1%	13.1%	11.1%	(2.0)%	2.0%

        The Industrial Solutions segment's operating income included the following special items:

	Fiscal
	2015	2014	2013
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$27	$27	$7
Charges associated with the amortization of acquisition-related fair value adjustments	6	4	—

	33	31	7
Restructuring and other charges, net	44	7	63

Total	$77	$38	$70

        In fiscal 2015, operating income in the Industrial Solutions segment decreased $79 million as compared to fiscal 2014. Excluding the charges presented in the table above, operating income decreased in fiscal 2015 as a result of the negative impact of changes in foreign currency exchange rates and price erosion, partially offset by higher volume.

        Operating income in the Industrial Solutions segment increased $87 million in fiscal 2014 as compared to fiscal 2013. Excluding the charges presented in the table above, operating income increased in fiscal 2014 due to higher volume and improved manufacturing productivity, partially offset by price erosion.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2015		2014		2013
	($ in millions)
Data and Devices	$1,357	50%	$1,641	64%	$1,790	64%
Subsea Communications	709	26	283	11	397	14
Appliances	637	24	657	25	618	22

Total	$2,703	100%	$2,581	100%	$2,805	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2015					2014
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Organic		Translation	Total		Organic		Translation	Divestiture	Total
	($ in millions)
Data and Devices	$(224)	(13.6)%	$(60)	$(284)	(17.3)%	$(99)	(5.5)%	$(11)	$(39)	$(149)	(8.3)%
Subsea Communications	426	150.5	—	426	150.5	(114)	(28.7)	—	—	(114)	(28.7)
Appliances	15	2.3	(35)	(20)	(3.0)	39	6.3	—	—	39	6.3

Total	$217	8.4%	$(95)	$122	4.7%	$(174)	(6.2)%	$(11)	$(39)	$(224)	(8.0)%

        Net sales in the Communications Solutions segment increased $122 million, or 4.7%, in fiscal 2015 as compared to fiscal 2014 as a result of organic sales growth of 8.4%, partially offset by the negative impact of foreign currency translation of 3.7%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 13.6% in fiscal 2015 due to continued declines in our sales in the feature phone and tablet computer markets, weak demand in the smartphone business, and the exit of certain low margin product lines.

  •
  Subsea communications—Our organic net sales increased 150.5% in fiscal 2015 as a result of increased levels of project activity.

  •
  Appliances—Our organic net sales increased 2.3% in fiscal 2015 with increased demand in the EMEA region and a rebound in the U.S. market, partially offset by lower demand in the Asia–Pacific region.

        In fiscal 2014, net sales in the Communications Solutions segment decreased $224 million, or 8.0%, as compared to fiscal 2013 due to declines in organic sales of 6.2%, sales declines resulting from a divestiture of 1.4%, and the negative impact of foreign currency translation of 0.4%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 5.5% in fiscal 2014 due to the exit of certain product lines and weak demand in the datacenter, mobile phone, and personal computer markets, partially offset by increased demand and new product launches in the tablet computer market.

  •
  Subsea communications—Our organic net sales decreased 28.7% in fiscal 2014 due to lower project volume.

  •
  Appliances—Our organic net sales increased 6.3% in fiscal 2014 due primarily to increased demand and share gains in the Asia–Pacific region and, to a lesser degree, the Americas region.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin, as well as the changes from the prior fiscal year:

	Fiscal			Fiscal 2015 versus 2014	Fiscal 2014 versus 2013
	2015	2014	2013
	($ in millions)
Operating income	$204	$129	$107	$75	$22
Operating margin	7.5%	5.0%	3.8%	2.5%	1.2%

        The Communications Solutions segment's operating income included the following special items:

	Fiscal
	2015	2014	2013
	(in millions)
Restructuring and other charges, net	$66	$8	$120

        In fiscal 2015, operating income in the Communications Solutions segment increased $75 million as compared to fiscal 2014. Excluding the charges presented in the table above, operating income increased in fiscal 2015, due primarily to improved manufacturing productivity, partially offset by price erosion.

        Operating income in the Communications Solutions segment increased $22 million fiscal 2014 as compared to fiscal 2013. Excluding the charges presented in the table above, operating income decreased in fiscal 2014 as a result of lower volume and price erosion, partially offset by improved manufacturing productivity.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Consolidated Statements of Cash Flows:

	Fiscal
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$1,913	$2,083	$2,046
Net cash provided by (used in) investing activities	636	(1,075)	(545)
Net cash provided by (used in) financing activities	(1,606)	65	(1,678)
Effect of currency translation on cash	(71)	(19)	(9)

Net increase (decrease) in cash and cash equivalents	$872	$1,054	$(186)

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

        As of September 25, 2015, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax costs. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of September 25, 2015, we had approximately $5.2 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, and TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.7 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities decreased $185 million to $1,619 million in fiscal 2015 as compared to $1,804 million in fiscal 2014. The decrease resulted primarily from the unfavorable effects of changes in working capital levels, partially offset by a decrease in net payments made in relation to pre-separation tax matters.

        Net cash provided by continuing operating activities was $1,804 million in fiscal 2014 as compared to $1,775 million in fiscal 2013. The increase resulted primarily from higher income levels, partially offset by higher accounts receivable levels and net payments made in relation to pre-separation tax matters.

        Pension and postretirement benefit contributions in fiscal 2015, 2014, and 2013 were $68 million, $89 million, and $95 million, respectively. We expect pension and postretirement benefit contributions to be $75 million in fiscal 2016, before consideration of any voluntary contributions. There were no voluntary pension contributions in fiscal 2015, 2014, and 2013.

        The amount of income taxes paid, net of refunds, during fiscal 2015, 2014, and 2013 was $350 million, $259 million, and $299 million, respectively. In fiscal 2015 and 2013, these payments included $47 million and $67 million, respectively, for tax deficiencies related to pre-separation tax matters. Also during fiscal 2015 and 2013, we received net reimbursements of $7 million and $39 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. During fiscal 2014, we made net payments of $179 million to Tyco International and Covidien pursuant to our indemnifications for pre-separations U.S. tax matters. See Note 13 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $1,076 million in fiscal 2015 as compared to $1,477 million in fiscal 2014 and $1,244 million in fiscal 2013. The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	Fiscal
	2015	2014	2013
	(in millions)
Net cash provided by continuing operating activities	$1,619	$1,804	$1,775
Capital expenditures	(600)	(635)	(581)
Proceeds from sale of property, plant, and equipment	17	129	22
Payments related to pre-separation U.S. tax matters, net	40	179	28

Free cash flow	$1,076	$1,477	$1,244

Cash Flows from Investing Activities

        Capital expenditures were $600 million, $635 million, and $581 million in fiscal 2015, 2014, and 2013, respectively. We expect fiscal 2016 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        Proceeds from the sale of property, plant, and equipment for fiscal 2014 included approximately $100 million related to the sale of real estate.

        During fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Also during fiscal 2015, we acquired three additional companies for $241 million in cash, net of cash acquired. During fiscal 2014, we acquired five companies for $522 million in cash, net of cash acquired. See additional information in Note 5 to the Consolidated Financial Statements.

        During fiscal 2015, we received net cash proceeds of $3.0 billion related to the sale of our BNS business. See additional information in Note 4 to the Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2015 and 2014 was $3,903 million and $3,858 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        During February 2015, TEGSA, our 100%-owned subsidiary, repaid, at maturity, $250 million of 1.60% senior notes due 2015.

        In February 2015, TEGSA issued €550 million aggregate principal amount of 1.100% senior notes due March 1, 2023. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 25, 2015 and September 26, 2014.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of September 25, 2015, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends and cash distributions to shareholders were $502 million, $443 million, and $384 million in fiscal 2015, 2014, and 2013, respectively. See Note 19 to the Consolidated Financial Statements for additional information regarding dividends and cash distributions on our common shares.

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

        During fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. We repurchased approximately 18 million of our common shares for $1,163 million, approximately 11 million of our common shares for $604 million, and approximately 20 million of our common shares for $829 million during fiscal 2015, 2014, and 2013, respectively. At September 25, 2015, we had $2.7 billion of availability remaining under our share repurchase authorization.

 Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2015:

		Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Long-term debt, including current maturities	$3,903	$500	$—	$718	$574	$—	$2,111
Interest on long-term debt(1)	1,245	140	140	116	89	79	681
Operating leases	344	98	76	59	44	30	37
Purchase obligations(2)	341	300	24	3	2	2	10

Total contractual cash obligations(3)(4)(5)	$5,833	$1,038	$240	$896	$709	$111	$2,839

(1)
Interest payments exclude the impact of our interest rate swaps.

(2)
Purchase obligations consist primarily of commitments for purchases of goods and services.

(3)
The table above does not reflect unrecognized income tax benefits of $1,368 million and related accrued interest and penalties of $1,076 million, the timing of which is uncertain. See Note 16 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(4)
The table above does not reflect pension and postretirement benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement benefit plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $75 million to pension and postretirement benefit plans in fiscal 2016, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 15 to the Consolidated Financial Statements.

(5)
Other long-term liabilities of $433 million are excluded from the table above as we are unable to estimate the timing of payment for these items.

Legal Proceedings

        In the ordinary course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows. See "Part I. Item 3. Legal Proceedings" for further information regarding legal proceedings.

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represents the $80 million contingent purchase price plus pre-judgment interest, which will continue to accrue until the judgment is paid in full. We are proceeding with an appeal. In connection with this case, we recorded a reserve and pre-tax charges of $127 million in fiscal 2015. These charges are reflected in income from discontinued operations on the Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

Income Tax Matters

        In connection with the separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 12 to the Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See "Income Tax Matters" in Note 13 to the Consolidated Financial Statements for further information regarding income tax matters, including the disputed issue related to the tax treatment of certain intercompany debt transactions.

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2016 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At September 25, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $360 million.

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

        Contract revenues for construction related projects, which are generated in the Communications Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

Goodwill and Other Intangible Assets

        Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life primarily include intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation.

        We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2015, we had seven reporting units, six of which contained goodwill. There are two reporting units in each of the Transportation Solutions and Industrial Solutions segments, and three reporting units in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

        Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the impairment analysis.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2015 and determined that no impairment existed.

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

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. In addition, management reviews with tax counsel various issues raised by certain taxing authorities and the adequacy of recorded amounts. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheets.

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

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2015, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $136 million; a 25 basis point increase would have decreased the present value of our pension obligations by $122 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2015 pension expense by $11 million.

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 105%. Based on the Pension Act Funded Status as of September 25, 2015, our target asset allocation is 45% equity and 55% fixed income.

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

Organic Net Sales Growth

        Organic net sales growth is a useful measure of our underlying results and trends in the business. It is also a significant component in our incentive compensation plans. The difference between reported net sales growth (the most comparable GAAP measure) and organic net sales growth consists of the impact from foreign currency exchange rates, and acquisitions and divestitures, if any. Organic net sales growth is a useful measure of our performance because it excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP measures such as net sales growth and operating income in its decision making processes related to the operations of our reportable segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in "Results of Operations" and "Segment Results" above provide reconciliations of organic net sales growth to net sales growth calculated under GAAP.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements:

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts, foreign currency forward contracts, and foreign currency swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts, foreign currency forward contracts, or foreign currency swap contracts from the September 25, 2015 market rates would have changed the unrealized value of our contracts by $109 million. A 10% appreciation or depreciation of the underlying currency in our foreign currency forward or swap contracts from the September 26, 2014 market rates would have changed the unrealized value of our contracts by $16 million. Such gains or losses on these contracts would generally be offset by the gains or losses on the revaluation or settlement of the underlying transactions.

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

        Based on our floating rate debt balances of approximately $800 million at September 25, 2015 and $950 million at September 26, 2014, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $4 million and $5 million in fiscal 2015 and 2014, respectively.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At September 25, 2015, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $33 million and had a notional value of $260 million. At September 26, 2014, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $21 million and had a notional value of $307 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 25, 2015 prices would have changed the unrealized value of our forward contracts by $23 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the September 26, 2014 prices would have changed the unrealized value of our forward contracts by $29 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

    Consolidated Balance Sheets as of September 25, 2015 and September 26, 2014

    Consolidated Statements of Equity for the Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 25, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 25, 2015.

Measurement Specialties Acquisition

        We acquired Measurement Specialties on October 9, 2014. For additional information regarding the acquisition, see Note 5 to the Consolidated Financial Statements included in this Annual Report.

        SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the Measurement Specialties operations within our internal control structure. Accordingly, we have excluded Measurement Specialties from our annual assessment of internal control over financial reporting as of September 25, 2015.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded our internal control over financial reporting was effective as of September 25, 2015.

        As discussed above, management has excluded Measurement Specialties from the assessment of internal control over financial reporting. Measurement Specialties represented 9% of total assets and 4% of total net sales on the Consolidated Financial Statements as of and for the fiscal year ended September 25, 2015.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 25, 2015, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 25, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers, and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders (the "2016 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2016 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all of our employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our chief executive officer, chief financial officer, and chief accounting officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Corporate Responsibility—Governance—Compliance—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Executive Officer Compensation," "Compensation of Non-Employee Directors," and "Compensation Committee Interlocks and Insider Participation" in our 2016 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2016 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of September 25, 2015 with respect to common shares issuable under our equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	12,416,037	$39.66	16,659,610
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	287,336	34.83	—
Equity awards under ADC Plans(3)	1,168,880	50.16	2,750,471

Total	13,872,253		19,410,081

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

(3)
In connection with the acquisition of ADC in fiscal 2011, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the ADC 2010 Global Stock Incentive Plan (collectively, the "ADC Plans"). Subsequent to the acquisition, we registered 6,764,455 shares related to the ADC Plans via Forms S-3 and S-8. Shares available represent the number of shares available for issuance under future awards from the ADC Plans, which are now available for issuance of TE Connectivity common shares. The ADC 2010 Global Stock Incentive Plan was renamed the TE Connectivity Ltd. 2010 Stock and Incentive Plan.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2016 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2016 Proxy Statement set forth under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

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
2.3
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
Eleventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014 (Incorporated by reference to Exhibit 4.3 to TE Connectivity's Current Report on Form 8-K, filed July 31, 2014)
4.1(k)
Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015 (Incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed February 27, 2015)
10.1
Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)
10.2
Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed June 27, 2011)
10.3
First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed August 2, 2013)
10.4
TE Connectivity Ltd. 2007 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 26, 2014, filed November 12, 2014)‡
10.5
TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated) (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 28, 2012, filed November 13, 2012)‡
10.6	Form of Founders' Grant Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.7 to TE Connectivity's Current Report on Form 8-K, filed July 5, 2007)‡

Exhibit Number	Description
10.7	Form of Option Award Terms and Conditions (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010, filed January 24, 2011)‡
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
10.16
TE Connectivity Ltd. 2010 Stock and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.16 to TE Connectivity's Annual Report on Form 10-K for the fiscal year ended September 26, 2014, filed November 12, 2014)‡
10.17
Employment Agreement between Thomas J. Lynch and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.18
Employment Agreement between Robert W. Hau and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.2 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.19
Employment Agreement between Terrence R. Curtin and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.3 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.20
Employment Agreement between Joseph B. Donahue and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.4 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
10.21
Employment Agreement between Robert N. Shaddock and TE Connectivity Ltd. effective December 20, 2013 (Incorporated by reference to Exhibit 10.5 to TE Connectivity's Current Report on Form 8-K, filed December 20, 2013)‡
21.1	Subsidiaries of TE Connectivity Ltd.*

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney*
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 25, 2015, filed on November 10, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*

*
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

        Date: November 10, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2015
/s/ ROBERT W. HAU Robert W. Hau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2015
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 10, 2015
* Pierre R. Brondeau	Director	November 10, 2015
* Juergen W. Gromer	Director	November 10, 2015
* William A. Jeffrey	Director	November 10, 2015

Signature	Title	Date

* Yong Nam	Director	November 10, 2015
* Daniel J. Phelan	Director	November 10, 2015
* Paula A. Sneed	Director	November 10, 2015
* David P. Steiner	Director	November 10, 2015
* John C. Van Scoter	Director	November 10, 2015
* Laura H. Wright	Director	November 10, 2015
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

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 25, 2015 and September 26, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended September 25, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2015 and September 26, 2014, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 25, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Measurement Specialties, Inc. ("Measurement Specialties"), which was acquired on October 9, 2014 and whose financial statements constitute 9% of total assets and 4% of total net sales of the consolidated financial statement amounts as of and for the year ended September 25, 2015. Accordingly, our audit did not include the internal control over financial reporting at Measurement Specialties. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 25, 2015, and our report dated November 10, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 10, 2015

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

	Fiscal
	2015	2014	2013
	(in millions, except per share data)
Net sales	$12,233	$11,973	$11,390
Cost of sales	8,146	8,001	7,739

Gross margin	4,087	3,972	3,651
Selling, general, and administrative expenses	1,504	1,534	1,440
Research, development, and engineering expenses	627	583	590
Acquisition and integration costs	55	31	14
Restructuring and other charges, net	152	19	222

Operating income	1,749	1,805	1,385
Interest income	17	19	17
Interest expense	(136)	(127)	(139)
Other income (expense), net	(55)	63	(183)

Income from continuing operations before income taxes	1,575	1,760	1,080
Income tax (expense) benefit	(337)	(146)	75

Income from continuing operations	1,238	1,614	1,155
Income from discontinued operations, net of income taxes	1,182	167	122

Net income	2,420	1,781	1,277
Less: net income attributable to noncontrolling interests	—	—	(1)

Net income attributable to TE Connectivity Ltd.	$2,420	$1,781	$1,276

Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	$1,238	$1,614	$1,154
Income from discontinued operations	1,182	167	122

Net income	$2,420	$1,781	$1,276

Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.06	$3.94	$2.76
Income from discontinued operations	2.92	0.41	0.29
Net income	5.98	4.34	3.05
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$3.01	$3.87	$2.73
Income from discontinued operations	2.88	0.40	0.29
Net income	5.89	4.27	3.02
Dividends and cash distributions paid per common share	$1.24	$1.08	$0.92
Weighted-average number of shares outstanding:
Basic	405	410	418
Diluted	411	417	423

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

	Fiscal
	2015	2014	2013
	(in millions)
Net income	$2,420	$1,781	$1,277
Other comprehensive income (loss):
Currency translation	(312)	(211)	(28)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(46)	(123)	131
Gains (losses) on cash flow hedges, net of income taxes	2	14	(29)

Other comprehensive income (loss)	(356)	(320)	74

Comprehensive income	2,064	1,461	1,351
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)

Comprehensive income attributable to TE Connectivity Ltd.	$2,064	$1,461	$1,350

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 25, 2015 and September 26, 2014

	Fiscal Year End
	2015	2014
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$3,329	$2,457
Accounts receivable, net of allowance for doubtful accounts of $18 and $14, respectively	2,120	2,057
Inventories	1,615	1,509
Prepaid expenses and other current assets	478	519
Deferred income taxes	345	324
Assets held for sale	—	2,013

Total current assets	7,887	8,879
Property, plant, and equipment, net	2,920	2,920
Goodwill	4,824	3,726
Intangible assets, net	1,555	1,087
Deferred income taxes	2,144	2,047
Receivable from Tyco International plc and Covidien plc	964	1,037
Other assets	314	456

Total Assets	$20,608	$20,152

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$500	$577
Accounts payable	1,143	1,230
Accrued and other current liabilities	1,749	1,594
Deferred revenue	185	176
Liabilities held for sale	—	416

Total current liabilities	3,577	3,993
Long-term debt	3,403	3,281
Long-term pension and postretirement liabilities	1,327	1,280
Deferred income taxes	329	229
Income taxes	1,954	2,044
Other liabilities	433	312

Total Liabilities	11,023	11,139

Commitments and contingencies (Note 13)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, 414,064,381 shares authorized and issued, CHF 0.57 par value, and 419,070,781 shares authorized and issued, CHF 0.57 par value, respectively	182	184
Contributed surplus	4,359	5,231
Accumulated earnings	6,673	4,253
Treasury shares, at cost, 20,071,089 and 11,383,631 shares, respectively	(1,256)	(644)
Accumulated other comprehensive loss	(373)	(17)

Total TE Connectivity Ltd. shareholders' equity	9,585	9,007
Noncontrolling interests	—	6

Total Equity	9,585	9,013

Total Liabilities and Equity	$20,608	$20,152

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

	Common Shares		Treasury Shares					TE Connectivity Ltd. Shareholders' Equity
							Accumulated Other Comprehensive Income (Loss)
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 28, 2012	439	$193	(16)	$(484)	$6,837	$1,196	$229	$7,971	$6	$7,977
Net income	—	—	—	—	—	1,276	—	1,276	1	1,277
Other comprehensive income	—	—	—	—	—	—	74	74	—	74
Share-based compensation expense	—	—	—	—	78	—	—	78	—	78
Dividends approved	—	—	—	1	(413)	—	—	(412)	—	(412)
Exercise of share options	—	—	6	214	—	—	—	214	—	214
Restricted share award vestings and other activity	—	—	3	11	(3)	—	—	8	—	8
Repurchase of common shares	—	—	(20)	(829)	—	—	—	(829)	—	(829)
Cancellation of treasury shares	(10)	(4)	10	367	(363)	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)

Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386

Net income	—	—	—	—	—	1,781	—	1,781	—	1,781
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)	—	(320)
Share-based compensation expense	—	—	—	—	84	—	—	84	—	84
Dividends approved	—	—	—	—	(473)	—	—	(473)	—	(473)
Exercise of share options	—	—	5	156	—	—	—	156	—	156
Restricted share award vestings and other activity	—	—	2	125	(122)	—	—	3	—	3
Repurchase of common shares	—	—	(11)	(604)	—	—	—	(604)	—	(604)
Cancellation of treasury shares	(10)	(5)	10	399	(394)	—	—	—	—	—

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013

Net income	—	—	—	—	—	2,420	—	2,420	—	2,420
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)	—	(356)
Share-based compensation expense	—	—	—	—	95	—	—	95	—	95
Dividends approved	—	—	—	—	(526)	—	—	(526)	—	(526)
Exercise of share options	—	—	3	103	—	—	—	103	—	103
Restricted share award vestings and other activity	—	—	1	143	(138)	—	—	5	(6)	(1)
Repurchase of common shares	—	—	(18)	(1,163)	—	—	—	(1,163)	—	(1,163)
Cancellation of treasury shares	(5)	(2)	5	305	(303)	—	—	—	—	—

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585	$—	$9,585

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

	Fiscal
	2015	2014	2013
	(in millions)
Cash Flows From Operating Activities:
Net income	$2,420	$1,781	$1,277
Income from discontinued operations, net of income taxes	(1,182)	(167)	(122)

Income from continuing operations	1,238	1,614	1,155
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	616	551	536
Non-cash restructuring charges	21	16	60
Deferred income taxes	40	(281)	14
Provision for losses on accounts receivable and inventories	36	34	39
Tax sharing (income) expense	52	(65)	181
Share-based compensation expense	89	77	71
Other	105	50	56
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(210)	(182)	(65)
Inventories	(220)	(98)	(28)
Prepaid expenses and other current assets	36	(14)	13
Accounts payable	(22)	71	143
Accrued and other current liabilities	(155)	(280)	(13)
Deferred revenue	12	113	(50)
Income taxes	(52)	167	(387)
Other	33	31	50

Net cash provided by continuing operating activities	1,619	1,804	1,775
Net cash provided by discontinued operating activities	294	279	271

Net cash provided by operating activities	1,913	2,083	2,046

Cash Flows From Investing Activities:
Capital expenditures	(600)	(635)	(581)
Proceeds from sale of property, plant, and equipment	17	129	22
Acquisition of businesses, net of cash acquired	(1,725)	(522)	(6)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	2,957	—	14
Other	12	(10)	23

Net cash provided by (used in) continuing investing activities	661	(1,038)	(528)
Net cash used in discontinued investing activities	(25)	(37)	(17)

Net cash provided by (used in) investing activities	636	(1,075)	(545)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(328)	(23)	50
Proceeds from issuance of long-term debt	617	1,322	—
Repayment of long-term debt	(473)	(360)	(714)
Proceeds from exercise of share options	103	156	214
Repurchase of common shares	(1,023)	(578)	(844)
Payment of common share dividends and cash distributions to shareholders	(502)	(443)	(384)
Transfers from discontinued operations	269	242	254
Other	—	(9)	—

Net cash provided by (used in) continuing financing activities	(1,337)	307	(1,424)
Net cash used in discontinued financing activities	(269)	(242)	(254)

Net cash provided by (used in) financing activities	(1,606)	65	(1,678)

Effect of currency translation on cash	(71)	(19)	(9)
Net increase (decrease) in cash and cash equivalents	872	1,054	(186)
Cash and cash equivalents at beginning of fiscal year	2,457	1,403	1,589

Cash and cash equivalents at end of fiscal year	$3,329	$2,457	$1,403

Supplemental Cash Flow Information:
Interest paid	$128	$118	$151
Income taxes paid, net of refunds	350	259	299

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

  Description of the Business

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensors solutions that are essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        We consist of three reportable segments:

  •
  Transportation Solutions.  The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.

  •
  Industrial Solutions.  The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the industrial equipment; aerospace, defense, oil, and gas; and energy markets.

  •
  Communications Solutions.  The Communications Solutions segment is a top supplier of electronic components for the data and devices and appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

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

  Fiscal Year

        We have a 52 or 53-week fiscal year that ends on the last Friday of September. Fiscal 2015, 2014, and 2013 were 52 weeks and ended on September 25, 2015, September 26, 2014, and September 27, 2013, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period will include 14 weeks with the next occurrence taking place in fiscal 2016.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

  Principles of Consolidation

        We consolidate entities in which we own or control more than 50% of the voting shares or otherwise have the ability to control through similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included on the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

  Revenue Recognition

        Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured.

        Contract revenues for construction related projects, which are generated in the Communications Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

        We generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. We limit our warranty to the replacement or repair of defective parts, or a refund or credit of the price of the defective product. We accept returned goods only when the customer makes a verified claim and we have authorized the return. Generally, a reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales.

        Additionally, certain of our long-term contracts in the Communications Solutions segment have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific considerations. These costs are included in total estimated contract costs and are accrued over the construction period of the respective contracts under percentage-of-completion accounting.

        We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated returns and scrap allowances is established at the time of the sale, based on an agreed upon fixed percentage of sales to distributors, and is recorded as a reduction of sales.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are recorded at the lower of cost or market value using the first-in, first-out cost method, except for inventoried costs incurred in the performance of long-term contracts primarily by the Communications Solutions segment.

  Property, Plant, and Equipment, Net

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

        We periodically evaluate, when events and circumstances warrant, the net realizable value of property, plant, and equipment and other long-lived assets, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the asset group are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying asset group. Impairment of the carrying value is recognized whenever anticipated future undiscounted cash flow estimates are less than the carrying value of the asset. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

  Goodwill and Other Intangible Assets

        Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with a determinable life primarily include intellectual property, consisting of patents, trademarks, and unpatented technology, as well as customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. An evaluation of the remaining useful life of determinable-lived intangible assets is performed on a periodic basis and when events and circumstances warrant an evaluation.

        At fiscal year end 2015, we had seven reporting units, six of which contained goodwill. There are two reporting units in each of the Transportation Solutions and Industrial Solutions segments, and three reporting units in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting-unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the impairment analysis.

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2015, 2014, and 2013 were $540 million, $484 million, and $494 million, respectively.

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

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. In addition, management reviews with tax counsel various issues raised by certain taxing authorities and the adequacy of recorded amounts. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

  Financial Instruments

        Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments.

        We account for derivative financial instrument contracts on the Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments' fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Ineffective portions of a cash flow hedge, including amounts excluded from the hedging relationship, are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized currently in earnings.

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

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at September 25, 2015, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

        Financial assets and liabilities measured at fair value on a recurring basis are generally valued using level 2 inputs.

        Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. These instruments are recorded on the Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 11 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for the respective financial instruments:

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

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2015, 2014, and 2013.

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

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. In August 2015, the FASB deferred the effective date of ASC 606 by one year. ASC 606 will be effective for us in the first quarter of fiscal 2019 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606, but do not expect adoption to have a material impact on our results of operations or financial position.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	Fiscal
	2015	2014	2013
	(in millions)
Restructuring charges, net	$93	$23	$225
Other charges (credits), net	59	(4)	(3)

	$152	$19	$222

  Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Transportation Solutions	$6	$7	$39
Industrial Solutions	29	7	62
Communications Solutions	58	9	124

Restructuring charges, net	$93	$23	$225

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other(1)	Balance at End of Fiscal Year
	(in millions)
Fiscal 2015 Activity:
Fiscal 2015 Actions:
Employee severance	$—	$68	$—	$(23)	$—	$—	$45
Facility and other exit costs	—	3	—	(2)	—	—	1
Property, plant, and equipment	—	21	—	—	(21)	—	—

Total	—	92	—	(25)	(21)	—	46

Fiscal 2014 Actions:
Employee severance	16	—	—	(7)	—	(5)	4
Facility and other exit costs	1	—	—	(1)	—	—	—

Total	17	—	—	(8)	—	(5)	4

Fiscal 2013 Actions:
Employee severance	61	—	(1)	(42)	—	(4)	14
Facility and other exit costs	1	2	—	(3)	—	—	—

Total	62	2	(1)	(45)	—	(4)	14

Pre-Fiscal 2013 Actions:
Employee severance	14	2	(3)	(5)	—	(2)	6
Facility and other exit costs	21	1	—	(9)	—	1	14

Total	35	3	(3)	(14)	—	(1)	20

Total fiscal 2015 activity	$114	$97	$(4)	$(92)	$(21)	$(10)	$84

Fiscal 2014 Activity:
Fiscal 2014 Actions:
Employee severance	$—	$10	$—	$(13)	$—	$19	$16
Facility and other exit costs	—	—	—	—	—	1	1
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	19	—	(13)	(9)	20	17

Fiscal 2013 Actions:
Employee severance	159	8	(10)	(105)	—	9	61
Facility and other exit costs	1	4	—	(5)	—	1	1
Property, plant, and equipment	—	7	—	—	(7)	—	—

Total	160	19	(10)	(110)	(7)	10	62

Pre-Fiscal 2013 Actions:
Employee severance	51	2	(10)	(29)	—	—	14
Facility and other exit costs	26	2	1	(8)	—	—	21

Total	77	4	(9)	(37)	—	—	35

Total fiscal 2014 activity	$237	$42	$(19)	$(160)	$(16)	$30	$114

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other(1)	Balance at End of Fiscal Year
	(in millions)
Fiscal 2013 Activity:
Fiscal 2013 Actions:
Employee severance	$—	$185	$(8)	$(79)	$—	$61	$159
Facility and other exit costs	—	5	—	(4)	—	—	1
Property, plant, and equipment	—	58	—	—	(58)	—	—

Total	—	248	(8)	(83)	(58)	61	160

Pre-Fiscal 2013 Actions:
Employee severance	130	7	(27)	(58)	—	(1)	51
Facility and other exit costs	31	2	1	(10)	—	2	26
Property, plant, and equipment	—	2	—	—	(2)	—	—

Total	161	11	(26)	(68)	(2)	1	77

Total fiscal 2013 activity	$161	$259	$(34)	$(151)	$(60)	$62	$237

(1)
Includes net charges (credits) associated with discontinued operations of $(1) million, $36 million, and $65 million in fiscal 2015, 2014, and 2013, respectively.

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during fiscal 2015, we recorded net restructuring charges of $92 million. We expect to complete all restructuring actions commenced in fiscal 2015 by the end of fiscal 2016 and to incur total charges of approximately $98 million.

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. In connection with this program, we recorded net restructuring charges of $19 million in fiscal 2014. We do not expect to incur significant additional expense related to restructuring programs commenced in fiscal 2014.

  Fiscal 2013 Actions

        During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. In connection with this program, during fiscal 2015, 2014, and 2013, we recorded net restructuring charges of $1 million, $9 million, and $240 million, respectively. We do not expect to incur significant additional expense related to restructuring programs commenced in fiscal 2013.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Pre-Fiscal 2013 Actions

        During fiscal 2012, we initiated a restructuring program to reduce headcount across all segments. Also, during fiscal 2012, we initiated a restructuring program in the Transportation Solutions and Industrial Solutions segments associated with the acquisition of Deutsch Group SAS. During fiscal 2014 and 2013, we recorded net restructuring credits of $5 million and $15 million, respectively, related to pre-fiscal 2013 actions. We do not expect to incur any additional charges related to pre-fiscal 2013 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2015	2014
	(in millions)
Accrued and other current liabilities	$60	$83
Other liabilities	24	31

Restructuring reserves	$84	$114

  Other Charges (Credits), Net

        During fiscal 2015, in connection with the sale our Broadband Network Solutions ("BNS") business, we incurred costs of $61 million, consisting primarily of $36 million of legal and professional fees and $18 million of charges associated with the exit of a facility. These amounts are not directly related to the business sold, and accordingly have been recorded in continuing operations. See Note 4 for additional information regarding the divestiture of BNS.

4. Discontinued Operations

        During fiscal 2015, we sold our BNS business for $3.0 billion in cash and recognized a pre-tax gain of $1,105 million on the transaction. In the U.S., income taxes associated with the gain on the sale of assets were largely offset by income tax benefits realized on the sale of several subsidiaries. In certain non-U.S. jurisdictions, the sale was exempt from income taxes.

        Pre-tax income from discontinued operations for fiscal 2015 included pre-tax charges of $127 million recorded in connection with the Com-Net case related to our former Wireless Systems business which was sold in fiscal 2009. See Note 13 for additional information regarding the Com-Net case.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Fiscal
	2015	2014	2013
	(in millions)
Net sales from discontinued operations	$1,595	$1,939	$1,890

Pre-tax income from discontinued operations	$118	$224	$167
Pre-tax gain (loss) on sale of discontinued operations	1,105	—	(4)
Income tax expense	(41)	(57)	(41)

Income from discontinued operations, net of income taxes	$1,182	$167	$122

        The following table presents balance sheet information for assets and liabilities held for sale fiscal year end 2014; there were no such balances at fiscal year end 2015:

Fiscal Year End 2014
(in millions)
Accounts receivable, net	$382
Inventories	236
Property, plant, and equipment, net	206
Goodwill	869
Intangible assets, net	242
Other assets	78

Total assets	$2,013

Current maturities of long-term debt	$90
Accounts payable	161
Other liabilities	165

Total liabilities	$416

        The BNS and Wireless Systems businesses met the discontinued operations criteria and have been reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively.

5. Acquisitions

  Measurement Specialties, Inc.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

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

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$37
Accounts receivable	84
Inventories	110
Other current assets	20
Property, plant, and equipment	95
Goodwill	1,064
Intangible assets	547
Other non-current assets	9

Total assets acquired	1,966

Current maturities of long-term debt	20
Accounts payable	48
Other current liabilities	67
Long-term debt	203
Deferred income taxes	98
Other non-current liabilities	9

Total liabilities assumed	445

Net assets acquired	1,521
Cash and cash equivalents acquired	(37)

Net cash paid	$1,484

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

        Goodwill of $1,064 million was recognized in the transaction, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Transportation Solutions segment and is not deductible for tax purposes. However, prior to its merger with us, Measurement Specialties completed certain acquisitions that resulted in goodwill with an estimated value of $23 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2030.

        During fiscal 2015, Measurement Specialties contributed net sales of $548 million to our Consolidated Statement of Operations. Due to the commingled nature of our operations, it is not practicable to separately identify operating income of Measurement Specialties on a stand-alone basis.

        The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for Fiscal
	2015	2014
	(in millions, except per share data)
Net sales	$12,252	$12,429
Net income attributable to TE Connectivity Ltd.	2,440	1,744
Diluted earnings per share attributable to TE Connectivity Ltd.	$5.94	$4.18

        The pro forma financial information is based on our final allocation of the purchase price. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for fiscal 2015 were adjusted to exclude $16 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $7 million of charges related to acquired customer order backlog, $6 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, and $1 million of charges related to the amortization of the fair

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

value of acquired intangible assets. In addition, pro forma results for fiscal 2015 were adjusted to include $3 million of interest expense based on pro forma changes in our capital structure.

        Pro forma results for fiscal 2014 were adjusted to include $20 million of charges related to the amortization of the fair value of acquired intangible assets, $19 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, $14 million of interest expense based on pro forma changes in our capital structure, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $7 million of charges related to acquired customer order backlog, and $2 million in depreciation expense.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014.

  Other Acquisitions

        During fiscal 2015, we acquired three additional companies for $241 million in cash, net of cash acquired. During fiscal 2014, we acquired five companies, including the SEACON Group ("SEACON"), a leading provider of underwater connector technology and systems, for $522 million in cash, net of cash acquired.

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2015	2014
	(in millions)
Raw materials	$261	$211
Work in progress	581	562
Finished goods	773	736

Inventories	$1,615	$1,509

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2015	2014
	(in millions)
Land and improvements	$163	$185
Buildings and improvements	1,261	1,244
Machinery and equipment	6,692	6,787
Construction in process	521	550

Gross property, plant, and equipment	8,637	8,766
Accumulated depreciation	(5,717)	(5,846)

Property, plant, and equipment, net	$2,920	$2,920

        Depreciation expense was $463 million, $467 million, and $456 million in fiscal 2015, 2014, and 2013, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows(1):

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 27, 2013(2)	$797	$1,919	$736	$3,452
Acquisitions	46	265	—	311
Currency translation and other	(9)	(19)	(9)	(37)

September 26, 2014(2)	834	2,165	727	3,726
Acquisitions	1,066	145	—	1,211
Currency translation	(37)	(57)	(19)	(113)

September 25, 2015(2)	$1,863	$2,253	$708	$4,824

(1)
In connection with the realignment of certain businesses during fiscal 2015, goodwill was re-allocated to reporting units using a relative fair value approach. See Note 22 for additional information regarding our current segment structure.

(2)
At fiscal year end 2015, 2014, and 2013, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,626 million, respectively.

        During fiscal 2015, we completed the acquisition of Measurement Specialties and recognized goodwill of $1,064 million, which benefited the Transportation Solutions segment. See Note 5 for additional information regarding acquisitions.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2015 and determined that no impairment existed.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,150	$(524)	$626	$986	$(453)	$533
Customer relationships	1,053	(148)	905	614	(83)	531
Other	37	(13)	24	35	(12)	23

Total	$2,240	$(685)	$1,555	$1,635	$(548)	$1,087

        During fiscal 2015, the gross carrying amount of intangible assets increased by $547 million as a result of the Measurement Specialties acquisition. Intangible asset amortization expense was $153 million, $84 million, and $80 million for fiscal 2015, 2014, and 2013, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2016	$141
Fiscal 2017	137
Fiscal 2018	137
Fiscal 2019	135
Fiscal 2020	131
Thereafter	874

Total	$1,555

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2015	2014
	(in millions)
Accrued payroll and employee benefits	$424	$470
Dividends payable to shareholders	260	236
Income taxes payable	198	158
Share repurchase program payable	177	37
Restructuring reserves	60	83
Interest payable	53	50
Deferred income taxes	33	26
Other	544	534

Accrued and other current liabilities	$1,749	$1,594

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Debt was as follows:

	Fiscal Year End
	2015	2014
	(in millions)
Current maturities of long-term debt:
1.60% senior notes due 2015	$—	$250
Senior floating rate notes due 2016(1)	500	—
Commercial paper, at a weighted-average interest rate of 0.30% at September 26, 2014	—	327

Total	500	577

Long-term debt:
Senior floating rate notes due 2016(1)	—	500
6.55% senior notes due 2017	718	723
2.375% senior notes due 2018	324	324
2.35% senior notes due 2019	250	250
4.875% senior notes due 2021	263	261
3.50% senior notes due 2022	511	499
1.100% senior notes due 2023	612	—
3.45% senior notes due 2024	249	249
7.125% senior notes due 2037	475	475
Other	1	—

Total	3,403	3,281

Total debt(2)	$3,903	$3,858

(1)
The senior floating rate notes due 2016 bear interest at a rate of three-month London interbank offered rate ("LIBOR") plus 0.20% per year.

(2)
Senior notes are presented at face amount and, if applicable, are net of unamortized discount and the effects of interest rate swaps designated as fair value hedges.

        In February 2015, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued €550 million aggregate principal amount of 1.100% senior notes due March 1, 2023. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in August 2013 primarily to extend the maturity date from June 2016 to August 2018 and reduce borrowing costs. TEGSA had no borrowings under the Credit Facility at September 25, 2015 and September 26, 2014.

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

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants.

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

        The aggregate amounts of total debt maturing are as follows:

(in millions)
Fiscal 2016	$500
Fiscal 2017	—
Fiscal 2018	718
Fiscal 2019	574
Fiscal 2020	—
Thereafter	2,111

Total	$3,903

        The fair value of our debt, based on indicative valuations, was approximately $4,115 million and $4,125 million at fiscal year end 2015 and 2014, respectively.

12. Guarantees

  Tax Sharing Agreement

        Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation"). On January 26, 2015, Covidien was acquired and now operates as a subsidiary of Medtronic plc.

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

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

        All of the tax liabilities that are associated with our businesses, including liabilities that arose prior to our separation from Tyco International, became our tax liabilities. Although we have agreed to share certain of these tax liabilities with Tyco International and Covidien, we remain primarily liable for all of these liabilities. If Tyco International and Covidien default on their obligations to us, we would be liable for the entire amount of these liabilities.

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

  Indemnification

        Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. In the event that we are required, due to bankruptcy or other business interruption on the part of Tyco International or Covidien, to pay more than the contractually determined 31%, we retain the right to seek payment from the effected entity. At September 25, 2015 and September 26, 2014, we had a liability representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement of $17 million and $21 million, respectively. See additional information in Note 13.

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

        At September 25, 2015, we had outstanding letters of credit, letters of guarantee, and surety bonds in the amount of $360 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Guarantees (Continued)

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2015 and 2014 were $35 million and $29 million, respectively.

13. Commitments and Contingencies

  General Matters

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these leases was $141 million, $130 million, and $133 million for fiscal 2015, 2014, and 2013, respectively. At fiscal year end 2015, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2016	$98
Fiscal 2017	76
Fiscal 2018	59
Fiscal 2019	44
Fiscal 2020	30
Thereafter	37

Total	$344

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represents the $80 million contingent purchase price plus pre-judgment interest, which will continue to accrue until the judgment is paid in full. We are

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

proceeding with an appeal. In connection with this case, we recorded a reserve and pre-tax charges of $127 million in fiscal 2015. These charges are reflected in income from discontinued operations on the Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

  Income Tax Matters

        Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See Note 12 for additional information regarding the Tax Sharing Agreement.

        Prior to separation, certain of our subsidiaries filed combined income tax returns with Tyco International. Those and other of our subsidiaries' income tax returns are examined periodically by various tax authorities. In connection with these examinations, tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments. Tyco International, as the U.S. income tax audit controlling party under the Tax Sharing Agreement, is reviewing and contesting certain of the proposed tax adjustments. Amounts related to these tax adjustments and other tax contingencies and related interest that management has assessed under the uncertain tax position provisions of ASC 740, Income Taxes, which relate specifically to our entities have been recorded on the Consolidated Financial Statements. In addition, we may be required to fund portions of Tyco International's and Covidien's tax obligations. Estimates of these guarantees have also been recognized on the Consolidated Financial Statements.

        In October 2012, the IRS issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue that remains in dispute as described below. As a result of these developments, in fiscal 2013, we recognized an income tax benefit of $331 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $231 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        The disputed issue involves the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. income tax purposes and that the interest deductions reflected on the income tax returns were appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS's proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS position with regard to this matter is inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

        The previously set U.S. Tax Court trial date of February 29, 2016 has been delayed at the request of the IRS, and trial is expected to commence during October 2016. The parties remain engaged in discovery. We do not expect any payments to the IRS with respect to this matter until it is fully and finally resolved. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with this matter.

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

        During fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed issue discussed above. As a result of these developments, we recognized an income tax benefit of $201 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $84 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

        Also during fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2008 through 2010, excluding the disputed issue discussed above. As of result of these developments, we recognized an income tax benefit of $63 million, representing a reduction in tax reserves for the matters that were effectively settled.

        We made net payments of $40 million, $179 million, and $28 million related to pre-separation U.S. tax matters during fiscal 2015, 2014, and 2013, respectively.

        At September 25, 2015 and September 26, 2014, we have reflected $17 million and $51 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on the Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2015, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $38 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

14. Financial Instruments and Fair Value Measurements

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

        The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2015, 2014, and 2013.

  Foreign Exchange Risks and Hedges of Net Investment

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts, foreign currency forward contracts, and foreign currency swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Consolidated Statements of Operations within the next twelve months.

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we will make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturities of these contracts in fiscal 2022, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,880 million and $2,893 million at September 25, 2015 and September 26, 2014, respectively. Foreign exchange gains of $353 million and $156 million in fiscal 2015 and 2014, respectively, were recorded as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange losses attributable to the translation of the net investment. Foreign exchange gains and losses recorded as currency translation in fiscal 2013 were immaterial. See Note 20 for additional information.

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

        At September 25, 2015 and September 26, 2014, our commodity hedges had notional values of $260 million and $307 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statements of Operations within the next twelve months.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at September 25, 2015 and September 26, 2014.

15. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2015	2014	2013	2015	2014	2013
	($ in millions)
Service cost	$9	$7	$6	$45	$46	$50
Interest cost	48	50	46	58	71	68
Expected return on plan assets	(67)	(63)	(60)	(72)	(67)	(65)
Amortization of net actuarial loss	25	25	36	33	23	32
Other	—	—	—	(5)	(3)	(18)

Net periodic pension benefit cost	$15	$19	$28	$59	$70	$67

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	4.34%	4.84%	3.98%	2.77%	3.38%	3.27%
Expected return on plan assets	7.20%	7.16%	6.65%	6.46%	5.96%	6.29%
Rate of compensation increase	—%	—%	—%	2.86%	2.84%	2.86%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2015	2014	2015	2014
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,143	$1,074	$2,276	$2,106
Service cost	9	7	45	46
Interest cost	48	50	58	71
Actuarial loss	42	90	87	256
Benefits and administrative expenses paid	(74)	(77)	(71)	(75)
Currency translation	—	—	(213)	(94)
Other	2	(1)	6	(34)

Benefit obligation at end of fiscal year	1,170	1,143	2,188	2,276

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	978	931	1,177	1,113
Actual return on plan assets	(26)	123	72	97
Employer contributions	1	2	65	85
Benefits and administrative expenses paid	(74)	(77)	(71)	(75)
Currency translation	—	—	(90)	(32)
Other	—	(1)	14	(11)

Fair value of plan assets at end of fiscal year	879	978	1,167	1,177

Funded status	$(291)	$(165)	$(1,021)	$(1,099)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other current liabilities	$(5)	$(4)	$(19)	$(21)
Long-term pension and postretirement liabilities	(286)	(161)	(1,002)	(1,078)

Net amount recognized	$(291)	$(165)	$(1,021)	$(1,099)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	4.38%	4.34%	2.50%	2.77%
Rate of compensation increase	—%	—%	2.81%	2.86%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all U.S. and non-U.S. defined benefit pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2015	2014	2015	2014
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$325	$320	$748	$592
Current year change recorded in accumulated other comprehensive income (loss)	136	30	18	180
Amortization reclassified to earnings	(25)	(25)	(55)	(24)

Unrecognized net loss at end of fiscal year	$436	$325	$711	$748

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(67)	$(68)
Current year change recorded in accumulated other comprehensive income (loss)	—	—	(4)	(4)
Amortization reclassified to earnings	—	—	5	5

Unrecognized prior service credit at end of fiscal year	$—	$—	$(66)	$(67)

        In fiscal 2015, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for U.S. defined benefit pension plans are due primarily to a change in the mortality assumption and lower than expected asset performance. Unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for non-U.S. defined benefit pension plans in fiscal 2015 are principally the result of lower discount rates as compared to fiscal 2014. In fiscal 2014, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) are primarily the result of changes in mortality assumptions and decreasing discount rates for U.S. defined benefit pension plans and attributable primarily to lower discount rates for non-U.S. defined benefit pension plans as compared to fiscal 2013. Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2016 is expected to be $40 million and $36 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2016 is expected to be $6 million.

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

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 105%. Based on the Pension Act Funded Status as of September 25, 2015, our target asset allocation is 45% equity and 55% fixed income.

        Target weighted-average asset allocation and weighted-average asset allocation for U.S. and non-U.S. pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal Year End 2015	Fiscal Year End 2014	Target	Fiscal Year End 2015	Fiscal Year End 2014
Asset category:
Equity securities	45%	45%	45%	45%	45%	45%
Debt securities	55	55	55	29	29	30
Insurance contracts and other investments	—	—	—	24	24	23
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $5 million and $68 million to our U.S. and non-U.S. pension plans, respectively, in fiscal 2016. We may also make voluntary contributions at our discretion.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2016	$71	$67
Fiscal 2017	69	70
Fiscal 2018	70	72
Fiscal 2019	71	77
Fiscal 2020	72	80
Fiscal 2021-2025	375	464

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

	U.S. Plans		Non-U.S. Plans
	Fiscal Year End		Fiscal Year End
	2015	2014	2015	2014
	(in millions)
Accumulated benefit obligation	$1,170	$1,143	$2,041	$2,121
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,170	1,143	1,994	2,120
Fair value of plan assets	879	978	1,119	1,177
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,170	1,143	2,188	2,276
Fair value of plan assets	879	978	1,167	1,177

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2015
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
U.S. equity securities(1)	$245	$—	$—	$245	$60	$—	$—	$60
Non-U.S. equity securities(1)	149	—	—	149	54	—	—	54
Commingled equity funds(2)	—	—	—	—	—	421	—	421
Fixed income:
Government bonds(3)	—	64	—	64	—	202	—	202
Corporate bonds(4)	—	404	—	404	—	13	—	13
Commingled bond funds(5)	—	—	—	—	—	171	—	171
Other(6)	—	3	—	3	—	142	84	226

Subtotal	$394	$471	$—	865	$114	$949	$84	1,147

Items to reconcile to fair value of plan assets(7)				14				20

Fair value of plan assets				$879				$1,167

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

	Fiscal Year End 2014
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
U.S. equity securities(1)	$210	$—	$—	$210	$54	$—	$—	$54
Non-U.S. equity securities(1)	209	—	—	209	65	—	—	65
Commingled equity funds(2)	—	—	—	—	—	434	—	434
Fixed income:
Government bonds(3)	—	87	—	87	—	211	—	211
Corporate bonds(4)	—	445	—	445	—	19	—	19
Commingled bond funds(5)	—	—	—	—	—	203	—	203
Other(6)	—	13	—	13	—	85	78	163

Subtotal	$419	$545	$—	964	$119	$952	$78	1,149

Items to reconcile to fair value of plan assets(7)				14				28

Fair value of plan assets				$978				$1,177

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

(6)
Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

(7)
Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

        Changes in Level 3 assets in non-U.S. plans were primarily the result of purchases in fiscal 2015 and positive returns in fiscal 2014.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Retirement Plans (Continued)

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $60 million, $61 million, and $61 million for fiscal 2015, 2014, and 2013, respectively.

  Deferred Compensation Plans

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $118 million and $108 million at fiscal year end 2015 and 2014, respectively. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65. The accumulated postretirement benefit obligation was $40 million and $44 million at fiscal year end 2015 and 2014, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2015, 2014, and 2013 was not significant.

16. Income Taxes

        Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which our operations are conducted and income and loss from operations is subject to taxation.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        Significant components of the income tax provision (benefit) were as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Current income tax provision (benefit):
U.S.:
Federal	$(67)	$128	$(296)
State	12	(3)	(85)
Non-U.S.	352	302	292

	297	427	(89)

Deferred income tax provision (benefit):
U.S.:
Federal	87	(311)	31
State	5	(3)	(4)
Non-U.S.	(52)	33	(13)

	40	(281)	14

Provision (benefit) for income taxes	$337	$146	$(75)

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2015	2014	2013
	(in millions)
U.S.	$(31)	$(133)	$(354)
Non-U.S.	1,606	1,893	1,434

Income from continuing operations before income taxes	$1,575	$1,760	$1,080

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and provision (benefit) for income taxes on continuing operations was as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Notional U.S. federal income tax provision at the statutory rate	$551	$616	$378
Adjustments to reconcile to the income tax provision (benefit):
U.S. state income tax provision (benefit), net	11	(4)	(58)
Other (income) expense—Tax Sharing Agreement	18	(23)	64
Tax law changes	10	(1)	—
Tax credits	(9)	(8)	(10)
Non-U.S. net earnings(1)	(275)	(287)	(256)
Nondeductible charges	2	3	—
Change in accrued income tax liabilities	(183)	112	(164)
Valuation allowance	(3)	(239)	(30)
Legal entity restructuring	211	—	—
Other	4	(23)	1

Provision (benefit) for income taxes	$337	$146	$(75)

(1)
Excludes nondeductible charges and other items which are broken out separately in the table.

        The tax provision for fiscal 2015 reflects an income tax benefit of $264 million related to the effective settlement of all undisputed tax matters for the years 2001 through 2010, partially offset by $216 million of income tax charges associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties. Also, the tax provision for fiscal 2015 reflects an income tax charge of $29 million associated with the tax impacts of certain intercompany dividends related to the restructuring and sale of BNS.

        The tax provision for fiscal 2014 reflects income tax benefits of $282 million recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc. ("ADC"), partially offset by an income tax charge related to adjustments to prior year income tax returns.

        In fiscal 2014, we acquired SEACON, and its U.S. operations were combined with our ADC U.S. federal consolidated tax group. In addition, the ADC U.S. tax group was combined with other U.S. legal entities and assets. We reassessed the realization of the revised ADC U.S. tax group's tax loss and credit carryforwards. Based upon management's review of forecasted future taxable income of the reorganized combined tax group, we believed it was more likely than not that a tax benefit would be realized on additional U.S. federal and state net operating losses. Accordingly, we reduced the valuation allowance and recorded a tax benefit of $282 million.

        The tax benefit for fiscal 2013 reflects an income tax benefit of $331 million related to the effective settlement of all undisputed tax matters for the years 1997 through 2000. In addition, the tax benefit for fiscal 2013 reflects $23 million of net tax benefits consisting primarily of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards and income tax benefits recognized in connection with the lapse of statutes of

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

limitations for examinations of prior year income tax returns, partially offset by income tax expense related to adjustments to prior year income tax returns.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2015	2014
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$262	$262
Tax loss and credit carryforwards	4,856	3,356
Inventories	57	52
Pension and postretirement benefits	295	282
Deferred revenue	17	12
Interest	394	358
Unrecognized income tax benefits	378	391
Other	4	27

	6,263	4,740

Deferred tax liabilities:
Intangible assets	(809)	(835)
Property, plant, and equipment	(1)	(10)
Other	(89)	(73)

	(899)	(918)

Net deferred tax asset before valuation allowance	5,364	3,822
Valuation allowance	(3,237)	(1,706)

Net deferred tax asset	$2,127	$2,116

        During fiscal 2015, tax loss and credit carryforwards increased due primarily to tax losses of $1,381 million (tax effected) generated in connection with the write-down of investments in subsidiaries in certain jurisdictions. The valuation allowance was increased by a corresponding amount due to the uncertainty of the future realization of these tax losses.

        At fiscal year end 2015, we had approximately $1,363 million of U.S. federal and $125 million of U.S. state net operating loss carryforwards (tax effected) which will expire in future years through 2035. In addition, at fiscal year end 2015, we had approximately $194 million of U.S. federal tax credit carryforwards, of which $63 million have no expiration and $131 million will expire in future years through 2035, and $40 million of U.S. state tax credits carryforwards which will expire in future years through 2030. Also, at fiscal year end 2015, we had were $20 million of U.S federal capital loss carryforwards (tax effected) which will expire in future years through 2020.

        At fiscal year end 2015, we had approximately $3,068 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions, of which $3,005 million have no expiration and $63 million will expire in future years through 2035. Also, at fiscal year end 2015, there were $1 million

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

of non-U.S. tax credit carryforwards which have no expiration. In addition, we had approximately $45 million of non-U.S. capital loss carryforwards (tax effected), of which $38 million have no expiration and $7 million will expire in future years through 2020.

        The valuation allowance for deferred tax assets of $3,237 million and $1,706 million at fiscal year end 2015 and 2014, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet. At fiscal year end 2015, approximately $151 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of September 25, 2015, certain subsidiaries had approximately $19 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of September 25, 2015, we had approximately $5.2 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.7 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

  Uncertain Tax Position Provisions of ASC 740

        As of September 25, 2015, we had total unrecognized income tax benefits of $1,368 million. If recognized in future years, $1,291 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. As of September 26, 2014, we had total unrecognized income tax benefits of $1,595 million. If recognized in future years, $1,450 million of these unrecognized income tax benefits would impact the income tax provision and effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2015	2014	2013
	(in millions)
Balance at beginning of fiscal year	$1,595	$1,617	$1,794
Additions related to prior periods tax positions	24	22	88
Reductions related to prior periods tax positions	(291)	(57)	(271)
Additions related to current period tax positions	97	32	87
Acquisitions	—	7	—
Settlements	(29)	(14)	(8)
Reductions due to lapse of applicable statute of limitations	(28)	(12)	(73)

Balance at end of fiscal year	$1,368	$1,595	$1,617

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of September 25, 2015, we had recorded $1,076 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet, of which $1,073 million was recorded in income taxes and the remainder was recorded in accrued and other current liabilities. As of September 26, 2014, the balance of accrued interest and penalties was $1,136 million, of which $1,115 million was recorded in income taxes and the remainder was recorded in accrued and other current liabilities. During fiscal 2015, 2014, and 2013, we recognized expense of $7 million, expense of $99 million, and benefits of $247 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

        As of September 25, 2015, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Belgium	2014 through 2015
Brazil	2010 through 2015
Canada	2008 through 2015
China	2005 through 2015
Czech Republic	2010 through 2015
France	2012 through 2015
Germany	2008 through 2015
Hong Kong	2009 through 2015
Hungary	2009 through 2015
India	2008 through 2015
Italy	2009 through 2015
Japan	2009 through 2015
Korea	2007 through 2015
Luxembourg	2010 through 2015
Mexico	2009 through 2015
Netherlands	2011 through 2015
Portugal	2012 through 2015
Singapore	2010 through 2015
Spain	2011 through 2015
Switzerland	2010 through 2015
United Kingdom	2013 through 2015
U.S.—federal and state and local	1997 through 2015

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $60 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months. See Note 13 for additional information regarding the status of IRS examinations.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of September 25, 2015.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Other Income (Expense), Net

        In fiscal 2015, 2014, and 2013, we recorded net other expense of $55 million, net other income of $63 million, and net other expense of $183 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 for further information regarding the Tax Sharing Agreement. The net other expense in fiscal 2015 included $84 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The net other income in fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved. The net other expense in fiscal 2013 included $231 million related to the effective settlement of all undisputed tax matters for the years 1997 through 2000. See Note 13 for additional information regarding the effective settlement of undisputed tax matters.

18. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share was as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Basic	405	410	418
Dilutive impact of share-based compensation arrangements	6	7	5

Diluted	411	417	423

        There were one million and three million share options that were not included in the computation of diluted earnings per share for fiscal 2015 and 2013, respectively, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

19. Equity

  Common Shares

        We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. Accordingly, the par value of our common shares is stated in Swiss francs ("CHF"). We continue to use the U.S. dollar, however, as our reporting currency on the Consolidated Financial Statements.

        Subject to certain conditions specified in our articles of association, we are authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares.

  Common Shares Held in Treasury

        At September 25, 2015, approximately 20 million common shares were held in treasury, of which 6 million were owned by one of our subsidiaries. At September 26, 2014, approximately 11 million common shares were held in treasury, of which 9 million were owned by one of our subsidiaries. Shares

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Equity (Continued)

held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

        In fiscal 2015, 2014, and 2013, our shareholders approved the cancellation of five million, ten million, and ten million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

  Contributed Surplus

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. Distributions to shareholders from Swiss Contributed Surplus are free from withholding tax. As of September 25, 2015 and September 26, 2014, Swiss Contributed Surplus was CHF 8,392 million and CHF 8,907 million, respectively (equivalent to $7,505 million and $8,036 million, respectively).

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

        Our shareholders approved the following dividends and cash distributions on our common shares:

Approval Date	Payment Type	Annual Payment Per Share	Payment Dates
March 2012	Cash distribution(1)	CHF 0.80 (equivalent to $0.84), payable in four quarterly installments of $0.21	Third quarter of fiscal 2012 Fourth quarter of fiscal 2012 First quarter of fiscal 2013 Second quarter of fiscal 2013
March 2013	Dividend payment out of contributed surplus	CHF 0.96 (equivalent to $1.00), payable in four quarterly installments of $0.25	Third quarter of fiscal 2013 Fourth quarter of fiscal 2013 First quarter of fiscal 2014 Second quarter of fiscal 2014
March 2014	Dividend payment out of contributed surplus	CHF 1.04 (equivalent to $1.16), payable in four quarterly installments of $0.29	Third quarter of fiscal 2014 Fourth quarter of fiscal 2014 First quarter of fiscal 2015 Second quarter of fiscal 2015
March 2015	Dividend payment out of contributed surplus	$1.32 (equivalent to CHF 1.27), payable in four quarterly installments of $0.33	Third quarter of fiscal 2015 Fourth quarter of fiscal 2015 First quarter of fiscal 2016 Second quarter of fiscal 2016

(1)
The cash distribution in the form of a capital reduction reduced the par value of our common shares from CHF 1.37 (equivalent to $1.28) to CHF 0.57 (equivalent to $0.44).

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Equity (Continued)

        Upon approval by the shareholders of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At September 25, 2015 and September 26, 2014, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $260 million and $236 million, respectively.

  Share Repurchase Program

        During fiscal 2015, our board of directors authorized an increase of $3.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Number of common shares repurchased	18	11	20
Amount repurchased	$1,163	$604	$829

        At September 25, 2015, we had $2.7 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Accumulated Other Comprehensive Income (Loss)

        The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at September 28, 2012	$959	$(700)	$(30)	$229
Net other comprehensive income (loss)	(28)	204	(36)	140
Income tax (expense) benefit	—	(73)	7	(66)

Net other comprehensive income (loss), net of tax	(28)	131	(29)	74

Balance at September 27, 2013	931	(569)	(59)	303
Other comprehensive loss before reclassifications	(216)	(211)	(35)	(462)
Amounts reclassified from accumulated other comprehensive income (loss)	5	44	49	98
Income tax benefit	—	44	—	44

Net other comprehensive income (loss), net of tax	(211)	(123)	14	(320)

Balance at September 26, 2014	720	(692)	(45)	(17)
Other comprehensive loss before reclassifications	(536)	(147)	(44)	(727)
Amounts reclassified from accumulated other comprehensive income (loss)	224 (2)	75	45	344
Income tax benefit	—	26	1	27

Net other comprehensive income (loss), net of tax	(312)	(46)	2	(356)

Balance at September 25, 2015	$408	$(738)	$(43)	$(373)

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange gains or losses attributable to the translation of the net investments.

(2)
Represents net currency translation reclassified as a result of the sale of BNS. This net loss is included in income from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of BNS.

21. Share Plans

        Equity awards (primarily restricted share awards, performance share awards, and share options) granted by us are administered by the management development and compensation committee of our board of directors, which consists exclusively of independent directors. Our plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options, restricted and performance units, deferred stock units, and other share-based awards

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

(collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of September 25, 2015, our plans provided for a maximum of 67 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 19 million shares remained available for issuance under our plans as of September 25, 2015.

  Share-Based Compensation Expense

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2015	2014	2013
	(in millions)
Share-based compensation expense	$89	$77	$71

        We recognized a related tax benefit associated with our share-based compensation arrangements of $29 million, $24 million, and $22 million in fiscal 2015, 2014, and 2013, respectively.

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

        A summary of restricted share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 26, 2014	3,397,828	$40.79
Granted	1,359,144	62.45
Vested	(1,485,763)	38.80
Forfeited	(480,275)	48.43

Nonvested at September 25, 2015	2,790,934	$51.01

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2015, 2014, and 2013 was $62.45, $52.21, and $34.69, respectively.

        The total fair value of restricted share awards that vested during fiscal 2015, 2014, and 2013 was $58 million, $52 million, and $51 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

        As of September 25, 2015, there was $87 million of unrecognized compensation cost related to nonvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

        A summary of performance share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at September 26, 2014	510,488	$41.53
Granted	220,272	61.65
Vested	(1,285)	34.05
Forfeited	(28,647)	42.63

Outstanding at September 25, 2015	700,828	$47.32

        The weighted-average grant-date fair value of performance share awards granted during fiscal 2015, 2014, and 2013 was $61.65, $51.63, and $34.16, respectively.

        As of September 25, 2015, there was $15 million of unrecognized compensation cost related to nonvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.0 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

        A summary of share option award activity is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at September 26, 2014	11,948,584	$35.41
Granted	1,735,750	61.70
Exercised	(3,072,275)	32.84
Expired	(91,021)	52.93
Forfeited	(396,163)	46.10

Outstanding at September 25, 2015	10,124,875	$40.05	6.0	$192

Vested and expected to vest at September 25, 2015	9,822,310	$39.79	6.0	$188
Exercisable at September 25, 2015	5,758,402	$33.71	4.6	$142

        The weighted-average exercise price of share option awards granted during fiscal 2015, 2014, and 2013 were $61.70, $51.78, and $34.27, respectively.

        The total intrinsic value of options exercised during fiscal 2015, 2014, and 2013 was $107 million, $136 million, and $69 million, respectively. We received cash related to the exercise of options of $103 million, $156 million, and $214 million in fiscal 2015, 2014, and 2013, respectively. The related excess cash tax benefit classified as a financing cash inflow on the Consolidated Statements of Cash Flows for fiscal 2015, 2014, and 2013 was not material.

        As of September 25, 2015, there was $39 million of unrecognized compensation cost related to nonvested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. We employ our historical share volatility when calculating the grant-date fair value of our share option grants using the Black-Scholes-Merton option pricing model. Currently, we do not have exchange-traded options of sufficient duration to employ an implied volatility assumption in the calculation and therefore rely solely on the historical volatility calculation. For fiscal 2013, we calculated the grant-date fair value of our share option awards utilizing the historical share volatility of a composite of our peers and implied volatility derived from exchange-traded options on that same composite of peers since we did not have historical share price information for a period of time equal to our expected option life assumption. The change in methodology did not have a significant impact on share-based compensation expense during fiscal 2015 or 2014. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term that approximated the expected life assumed at the date of grant. The expected annual dividend per share was based on our expected dividend rate. The recognized share-based compensation expense was net of estimated forfeitures, which are based on voluntary termination behavior as well as an analysis of actual option forfeitures.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2015	2014	2013
Weighted-average grant-date fair value	$18.77	$16.81	$8.62
Assumptions:
Expected share price volatility	36%	39%	34%
Risk free interest rate	2.0%	1.8%	0.9%
Expected annual dividend per share	$1.16	$1.00	$0.84
Expected life of options (in years)	6.0	6.0	6.0

22. Segment and Geographic Data

        During fiscal 2015, we reorganized our management structure and segments to better align the organization around our strategy. Our businesses in the former Consumer Solutions segment and our continuing businesses in the former Network Solutions segment have been moved into the newly created Communications Solutions segment. (See Note 4 for information regarding discontinued operations.) In addition, the former Data Communications and Consumer Devices businesses have been combined to form the Data and Devices business. We now operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. See Note 1 for a description of the segments in which we operate. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers.

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

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2015	2014	2013	2015	2014	2013
	(in millions)
Transportation Solutions	$6,351	$6,090	$5,485	$1,193	$1,245	$934
Industrial Solutions	3,179	3,302	3,100	352	431	344
Communications Solutions	2,703	2,581	2,805	204	129	107

Total	$12,233	$11,973	$11,390	$1,749	$1,805	$1,385

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment and Geographic Data (Continued)

        No single customer accounted for a significant amount of our net sales in fiscal 2015, 2014, and 2013.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2015	2014	2013	2015	2014	2013
	(in millions)
Transportation Solutions	$347	$285	$294	$400	$379	$325
Industrial Solutions	123	102	92	104	143	111
Communications Solutions	146	164	150	96	113	145

Total	$616	$551	$536	$600	$635	$581

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2015	2014	2013
	(in millions)
Transportation Solutions	$3,310	$3,062	$2,983
Industrial Solutions	1,720	1,735	1,640
Communications Solutions	1,625	1,689	1,764

Total segment assets(1)	6,655	6,486	6,387
Other current assets	4,152	5,313	4,243
Other non-current assets	9,801	8,353	7,831

Total assets	$20,608	$20,152	$18,461

(1)
Segment assets are composed of accounts receivable, inventories, and property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Segment and Geographic Data (Continued)

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2015	2014	2013	2015	2014	2013
	(in millions)
Americas:
U.S.	$3,817	$3,119	$3,042	$887	$837	$867
Other Americas	321	396	414	87	97	49

Total Americas	4,138	3,515	3,456	974	934	916

Asia–Pacific:
China	2,367	2,331	2,072	529	492	495
Other Asia–Pacific	1,736	1,903	1,914	461	468	490

Total Asia–Pacific	4,103	4,234	3,986	990	960	985

Europe/Middle East/Africa:
Switzerland	2,992	3,483	3,216	55	54	54
Germany	117	126	123	313	330	346
Other Europe/Middle East/Africa	883	615	609	588	642	650

Total Europe/Middle East/Africa	3,992	4,224	3,948	956	1,026	1,050

Total	$12,233	$11,973	$11,390	$2,920	$2,920	$2,951

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2015				2014
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
	(in millions, except per share data)
Net sales	$3,049	$3,082	$3,118	$2,984	$2,862	$2,964	$3,075	$3,072
Gross margin	1,020	1,051	1,048	968	945	995	1,018	1,014
Acquisition and integration costs	24	14	8	9	—	1	1	29
Restructuring and other charges (credits), net	25	38	19	70	6	(1)	10	4
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	435	316	351	136	313	340	347	614
Income (loss) from discontinued operations, net of income taxes	37	283	(42)	904	40	22	56	49
Net income	$472	$599	$309	$1,040	$353	$362	$403	$663
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$1.07	$0.78	$0.86	$0.34	$0.76	$0.83	$0.85	$1.50
Net income	1.16	1.47	0.76	2.60	0.86	0.88	0.99	1.62
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$1.05	$0.77	$0.85	$0.34	$0.75	$0.82	$0.83	$1.48
Net income	1.14	1.45	0.75	2.57	0.84	0.87	0.97	1.59

(1)
Results for the first quarter of fiscal 2015 include $27 million of charges from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties. Results for the first quarter of fiscal 2015 also include $189 million of income tax benefits associated with the effective settlement of all undisputed tax matters for the years 2001 through 2007 and the related impact of $83 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(2)
Results for the fourth quarter of fiscal 2015 include $216 million of income tax charges associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties and $63 million of income tax benefits associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010. In addition, in the fourth quarter of fiscal 2015, income from discontinued operations, net of income taxes includes the gain on the sale of our BNS business.

(3)
Results for the fourth quarter of fiscal 2014 include $282 million of income tax benefits recognized in connection with a reduction in the valuation allowance associated with certain ADC tax loss carryforwards.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Event

        On November 7, 2015, we entered into a definitive agreement to sell our Circuit Protection Devices ("CPD") business for $350 million in cash, subject to a final working capital adjustment. The transaction is expected to close during the second quarter of fiscal 2016 pending customary closing conditions and regulatory approvals. The net assets of the CPD business were approximately $200 million at September 25, 2015. The CPD business is currently reported in our Communications Solutions segment.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,233	$—	$12,233
Cost of sales	—	—	8,146	—	8,146

Gross margin	—	—	4,087	—	4,087
Selling, general, and administrative expenses, net(1)	163	835	506	—	1,504
Research, development, and engineering expenses	—	—	627	—	627
Acquisition and integration costs	—	—	55	—	55
Restructuring and other charges, net	—	—	152	—	152

Operating income (loss)	(163)	(835)	2,747	—	1,749
Interest income	—	—	17	—	17
Interest expense	—	(135)	(1)	—	(136)
Other expense, net	—	—	(55)	—	(55)
Equity in net income of subsidiaries	1,398	2,318	—	(3,716)	—
Equity in net income of subsidiaries of discontinued operations	1,182	365	—	(1,547)	—
Intercompany interest income (expense), net	3	50	(53)	—	—

Income from continuing operations before income taxes	2,420	1,763	2,655	(5,263)	1,575
Income tax expense	—	—	(337)	—	(337)

Income from continuing operations	2,420	1,763	2,318	(5,263)	1,238
Income from discontinued operations, net of income taxes	—	817	365	—	1,182

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	2,420	2,580	2,683	(5,263)	2,420
Other comprehensive loss	(356)	(356)	(368)	724	(356)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$2,064	$2,224	$2,315	$(4,539)	$2,064

(1)
TEGSA selling, general, and administrative expenses include losses of $846 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,973	$—	$11,973
Cost of sales	—	—	8,001	—	8,001

Gross margin	—	—	3,972	—	3,972
Selling, general, and administrative expenses, net(1)	131	1,877	(474)	—	1,534
Research, development, and engineering expenses	—	—	583	—	583
Acquisition and integration costs	—	—	31	—	31
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(131)	(1,877)	3,813	—	1,805
Interest income	—	—	19	—	19
Interest expense	—	(126)	(1)	—	(127)
Other income (expense), net	18	(3)	48	—	63
Equity in net income of subsidiaries	1,729	3,672	—	(5,401)	—
Equity in net income of subsidiaries of discontinued operations	167	167	—	(334)	—
Intercompany interest income (expense), net	(2)	63	(61)	—	—

Income from continuing operations before income taxes	1,781	1,896	3,818	(5,735)	1,760
Income tax expense	—	—	(146)	—	(146)

Income from continuing operations	1,781	1,896	3,672	(5,735)	1,614
Income from discontinued operations, net of income taxes	—	—	167	—	167

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,781	1,896	3,839	(5,735)	1,781
Other comprehensive loss	(320)	(320)	(328)	648	(320)

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,461	$1,576	$3,511	$(5,087)	$1,461

(1)
TEGSA selling, general, and administrative expenses include losses of $1,874 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,390	$—	$11,390
Cost of sales	—	—	7,739	—	7,739

Gross margin	—	—	3,651	—	3,651
Selling, general, and administrative expenses	156	3	1,281	—	1,440
Research, development, and engineering expenses	—	—	590	—	590
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	222	—	222

Operating income (loss)	(156)	(3)	1,544	—	1,385
Interest income	—	—	17	—	17
Interest expense	—	(135)	(4)	—	(139)
Other expense, net	—	—	(183)	—	(183)
Equity in net income of subsidiaries	1,323	1,411	—	(2,734)	—
Equity in net income of subsidiaries of discontinued operations	122	122	—	(244)	—
Intercompany interest income (expense), net	(13)	54	(41)	—	—

Income from continuing operations before income taxes	1,276	1,449	1,333	(2,978)	1,080
Income tax (expense) benefit	—	(4)	79	—	75

Income from continuing operations	1,276	1,445	1,412	(2,978)	1,155
Income from discontinued operations, net of income taxes	—	—	122	—	122

Net income	1,276	1,445	1,534	(2,978)	1,277
Less: net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	1,276	1,445	1,533	(2,978)	1,276
Other comprehensive income	74	74	64	(138)	74

Comprehensive income attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$1,350	$1,519	$1,597	$(3,116)	$1,350

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,329	$—	$3,329
Accounts receivable, net	—	—	2,120	—	2,120
Inventories	—	—	1,615	—	1,615
Intercompany receivables	813	389	66	(1,268)	—
Prepaid expenses and other current assets	4	6	468	—	478
Deferred income taxes	—	—	345	—	345

Total current assets	817	395	7,943	(1,268)	7,887
Property, plant, and equipment, net	—	—	2,920	—	2,920
Goodwill	—	—	4,824	—	4,824
Intangible assets, net	—	—	1,555	—	1,555
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	9,505	19,645	—	(29,150)	—
Intercompany loans receivable	22	2,328	8,110	(10,460)	—
Receivable from Tyco International plc and Covidien plc	—	—	964	—	964
Other assets	—	44	270	—	314

Total Assets	$10,344	$22,412	$28,730	$(40,878)	$20,608

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$—	$500	$—	$—	$500
Accounts payable	2	—	1,141	—	1,143
Accrued and other current liabilities	442	75	1,232	—	1,749
Deferred revenue	—	—	185	—	185
Intercompany payables	311	824	133	(1,268)	—

Total current liabilities	755	1,399	2,691	(1,268)	3,577
Long-term debt	—	3,402	1	—	3,403
Intercompany loans payable	4	8,106	2,350	(10,460)	—
Long-term pension and postretirement liabilities	—	—	1,327	—	1,327
Deferred income taxes	—	—	329	—	329
Income taxes	—	—	1,954	—	1,954
Other liabilities	—	—	433	—	433

Total Liabilities	759	12,907	9,085	(11,728)	11,023

Total Equity	9,585	9,505	19,645	(29,150)	9,585

Total Liabilities and Equity	$10,344	$22,412	$28,730	$(40,878)	$20,608

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$1,186	$1,270	$1,824	$(2,661)	$1,619
Net cash provided by discontinued operating activities	—	—	294	—	294

Net cash provided by operating activities	1,186	1,270	2,118	(2,661)	1,913
Cash Flows From Investing Activities:
Capital expenditures	—	—	(600)	—	(600)
Proceeds from sale of property, plant, and equipment	—	—	17	—	17
Acquisition of business, net of cash acquired	—	—	(1,725)	—	(1,725)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	709	2,248	—	2,957
Change in intercompany loans	—	(1,304)	—	1,304	—
Other	—	—	12	—	12

Net cash provided by (used in) continuing investing activities	—	(595)	(48)	1,304	661
Net cash used in discontinued investing activities	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	—	(595)	(73)	1,304	636

Cash Flows From Financing Activities:
Changes in parent company equity(2)	80	624	(704)	—	—
Net decrease in commercial paper	—	(328)	—	—	(328)
Proceeds from issuance of long-term debt	—	617	—	—	617
Repayment of long-term debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	103	—	103
Repurchase of common shares	(916)	—	(107)	—	(1,023)
Payment of common share dividends to shareholders	(515)	—	13	—	(502)
Intercompany distributions(1)	—	(1,335)	(1,326)	2,661	—
Loan activity with parent	165	—	1,139	(1,304)	—
Transfers from discontinued operations	—	—	269	—	269
Other	—	(4)	4	—	—

Net cash used in continuing financing activities	(1,186)	(676)	(832)	1,357	(1,337)
Net cash used in discontinued financing activities	—	—	(269)	—	(269)

Net cash used in financing activities	(1,186)	(676)	(1,101)	1,357	(1,606)

Effect of currency translation on cash	—	—	(71)	—	(71)
Net increase (decrease) in cash and cash equivalents	—	(1)	873	—	872
Cash and cash equivalents at beginning of fiscal year	—	1	2,456	—	2,457

Cash and cash equivalents at end of fiscal year	$—	$—	$3,329	$—	$3,329

(1)
During fiscal 2015, other subsidiaries made distributions to TEGSA in the amount of $1,326 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $1,335 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(296)	$1,829	$2,153	$(1,882)	$1,804
Net cash provided by discontinued operating activities	—	—	279	—	279

Net cash provided by (used in) operating activities	(296)	1,829	2,432	(1,882)	2,083
Cash Flows From Investing Activities:
Capital expenditures	—	—	(635)	—	(635)
Proceeds from sale of property, plant, and equipment	—	—	129	—	129
Acquisition of business, net of cash acquired	—	—	(522)	—	(522)
Intercompany distribution receipts(1)	—	99	—	(99)	—
Change in intercompany loans	—	347	—	(347)	—
Other	—	—	(10)	—	(10)

Net cash provided by (used in) continuing investing activities	—	446	(1,038)	(446)	(1,038)
Net cash used in discontinued investing activities	—	—	(37)	—	(37)

Net cash provided by (used in) investing activities	—	446	(1,075)	(446)	(1,075)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	67	(3,259)	3,192	—	—
Net decrease in commercial paper	—	(23)	—	—	(23)
Proceeds from issuance of long-term debt	—	1,322	—	—	1,322
Repayment of long-term debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	156	—	156
Repurchase of common shares	(127)	—	(451)	—	(578)
Payment of common share dividends to shareholders	(452)	—	9	—	(443)
Intercompany distributions(1)	—	—	(1,981)	1,981	—
Loan activity with parent	808	—	(1,155)	347	—
Transfers from discontinued operations	—	—	242	—	242
Other	—	(11)	2	—	(9)

Net cash provided by (used in) continuing financing activities	296	(2,274)	(43)	2,328	307
Net cash used in discontinued financing activities	—	—	(242)	—	(242)

Net cash provided by (used in) financing activities	296	(2,274)	(285)	2,328	65

Effect of currency translation on cash	—	—	(19)	—	(19)
Net increase in cash and cash equivalents	—	1	1,053	—	1,054
Cash and cash equivalents at beginning of fiscal year	—	—	1,403	—	1,403

Cash and cash equivalents at end of fiscal year	$—	$1	$2,456	$—	$2,457

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 27, 2013

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$3,621	$1,972	$2,058	$(5,876)	$1,775
Net cash provided by discontinued operating activities	—	—	271	—	271

Net cash provided by operating activities	3,621	1,972	2,329	(5,876)	2,046
Cash Flows From Investing Activities:
Capital expenditures	—	—	(581)	—	(581)
Proceeds from sale of property, plant, and equipment	1	—	21	—	22
Acquisition of business, net of cash acquired	—	—	(6)	—	(6)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	—	14	—	14
Intercompany distribution receipts(1)	—	1,100	—	(1,100)	—
Change in intercompany loans	—	1,566	—	(1,566)	—
Other	(3)	—	26	—	23

Net cash provided by (used in) continuing investing activities	(2)	2,666	(526)	(2,666)	(528)
Net cash used in discontinued investing activities	—	—	(17)	—	(17)

Net cash provided by (used in) investing activities	(2)	2,666	(543)	(2,666)	(545)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	(826)	(174)	1,000	—	—
Net increase in commercial paper	—	50	—	—	50
Repayment of long-term debt	—	(714)	—	—	(714)
Proceeds from exercise of share options	—	—	214	—	214
Repurchase of common shares	(602)	—	(242)	—	(844)
Payment of common share dividends and cash distributions to shareholders	(391)	—	7	—	(384)
Intercompany distributions(1)	—	(3,800)	(3,176)	6,976	—
Loan activity with parent	(1,800)	—	234	1,566	—
Transfers from discontinued operations	—	—	254	—	254

Net cash used in continuing financing activities	(3,619)	(4,638)	(1,709)	8,542	(1,424)
Net cash used in discontinued financing activities	—	—	(254)	—	(254)

Net cash used in financing activities	(3,619)	(4,638)	(1,963)	8,542	(1,678)

Effect of currency translation on cash	—	—	(9)	—	(9)
Net decrease in cash and cash equivalents	—	—	(186)	—	(186)
Cash and cash equivalents at beginning of fiscal year	—	—	1,589	—	1,589

Cash and cash equivalents at end of fiscal year	$—	$—	$1,403	$—	$1,403

(1)
During fiscal 2013, other subsidiaries made distributions to TEGSA in the amount of $3,176 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $3,800 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 25, 2015, September 26, 2014, and September 27, 2013

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2015:
Allowance for doubtful accounts receivable	$14	$2	$3	$(1)	$18
Valuation allowance on deferred tax assets	1,706	1,627	1	(97)	3,237
Fiscal 2014:
Allowance for doubtful accounts receivable	$29	$2	$—	$(17)	$14
Valuation allowance on deferred tax assets	1,801	285	—	(380)	1,706
Fiscal 2013:
Allowance for doubtful accounts receivable	$26	$3	$—	$—	$29
Valuation allowance on deferred tax assets	1,700	323	—	(222)	1,801