Form 10-Q
period 2015-12-25
TE Connectivity Ltd.
filed 2016-01-22
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 25, 2015
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

        The number of common shares outstanding as of January 15, 2016 was 369,677,636.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions, except per share data)
Net sales	$2,833	$3,049
Cost of sales	1,888	2,029

Gross margin	945	1,020
Selling, general, and administrative expenses	340	386
Research, development, and engineering expenses	162	160
Acquisition and integration costs	5	24
Restructuring and other charges, net	40	25

Operating income	398	425
Interest income	6	5
Interest expense	(30)	(34)
Other income (expense), net	8	(70)

Income from continuing operations before income taxes	382	326
Income tax (expense) benefit	(58)	109

Income from continuing operations	324	435
Income from discontinued operations, net of income taxes	29	37

Net income	$353	$472

Basic earnings per share:
Income from continuing operations	$0.84	$1.07
Income from discontinued operations	0.08	0.09
Net income	0.92	1.16
Diluted earnings per share:
Income from continuing operations	$0.83	$1.05
Income from discontinued operations	0.07	0.09
Net income	0.91	1.14
Dividends paid per common share	$0.33	$0.29
Weighted-average number of shares outstanding:
Basic	385	407
Diluted	390	413

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Net income.	$353	$472
Other comprehensive loss:
Currency translation	(85)	(211)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	2	10
Losses on cash flow hedges, net of income taxes	(7)	(5)

Other comprehensive loss	(90)	(206)

Comprehensive income.	$263	$266

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 25, 2015	September 25, 2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,223	$3,329
Accounts receivable, net of allowance for doubtful accounts of $18	1,878	2,120
Inventories	1,700	1,615
Prepaid expenses and other current assets	704	476
Deferred income taxes	—	345

Total current assets	6,505	7,885
Property, plant, and equipment, net	2,866	2,920
Goodwill	4,651	4,824
Intangible assets, net	1,468	1,555
Deferred income taxes	2,454	2,144
Receivable from Tyco International plc and Covidien plc	972	964
Other assets	307	297

Total Assets	$19,223	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$500	$498
Accounts payable	1,108	1,143
Accrued and other current liabilities	1,545	1,749
Deferred revenue	113	185

Total current liabilities	3,266	3,575
Long-term debt	3,370	3,386
Long-term pension and postretirement liabilities	1,307	1,327
Deferred income taxes	291	329
Income taxes	1,974	1,954
Other liabilities	438	433

Total Liabilities	10,646	11,004

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, 414,064,381 shares authorized and issued, CHF 0.57 par value	182	182
Contributed surplus	4,284	4,359
Accumulated earnings	7,026	6,673
Treasury shares, at cost, 38,370,435 and 20,071,089 shares, respectively	(2,452)	(1,256)
Accumulated other comprehensive loss	(463)	(373)

Total Shareholders' Equity	8,577	9,585

Total Liabilities and Shareholders' Equity	$19,223	$20,589

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585	$—	$9,585
Net income	—	—	—	—	—	353	—	353	—	353
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)	—	(90)
Share-based compensation expense	—	—	—	—	23	—	—	23	—	23
Exercise of share options	—	—	1	34	—	—	—	34	—	34
Restricted share award vestings and other activity	—	—	1	88	(98)	—	—	(10)	—	(10)
Repurchase of common shares	—	—	(20)	(1,318)	—	—	—	(1,318)	—	(1,318)

Balance at December 25, 2015	414	$182	(38)	$(2,452)	$4,284	$7,026	$(463)	$8,577	$—	$8,577

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	472	—	472	—	472
Other comprehensive loss	—	—	—	—	—	—	(206)	(206)	—	(206)
Share-based compensation expense	—	—	—	—	25	—	—	25	—	25
Exercise of share options	—	—	—	16	—	—	—	16	—	16
Restricted share award vestings and other activity	—	—	1	66	(75)	—	—	(9)	—	(9)
Repurchase of common shares	—	—	(2)	(141)	—	—	—	(141)	—	(141)

Balance at December 26, 2014	419	$184	(12)	$(703)	$5,181	$4,725	$(223)	$9,164	$6	$9,170

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Cash Flows From Operating Activities:
Net income	$353	$472
Income from discontinued operations, net of income taxes	(29)	(37)

Income from continuing operations	324	435
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	146	160
Non-cash restructuring charges	2	15
Deferred income taxes	(58)	(79)
Provision for losses on accounts receivable and inventories	21	18
Tax sharing (income) expense	(8)	69
Share-based compensation expense	22	23
Other	15	30
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	237	34
Inventories	(99)	(161)
Prepaid expenses and other current assets	16	3
Accounts payable	(55)	8
Accrued and other current liabilities	(130)	(202)
Deferred revenue	(71)	(56)
Income taxes	28	(115)
Other	(23)	23

Net cash provided by continuing operating activities	367	205
Net cash provided by (used in) discontinued operating activities	(1)	90

Net cash provided by operating activities	366	295

Cash Flows From Investing Activities:
Capital expenditures	(139)	(135)
Proceeds from sale of property, plant, and equipment	1	5
Acquisition of businesses, net of cash acquired	—	(1,511)
Other	17	(3)

Net cash used in continuing investing activities	(121)	(1,644)
Net cash used in discontinued investing activities	—	(7)

Net cash used in investing activities	(121)	(1,651)

Cash Flows From Financing Activities:
Net increase in commercial paper	—	270
Repayment of long-term debt	—	(223)
Proceeds from exercise of share options	34	16
Repurchase of common shares	(1,249)	(155)
Payment of common share dividends to shareholders	(127)	(118)
Transfers (to) from discontinued operations	(1)	83
Other	(4)	1

Net cash used in continuing financing activities	(1,347)	(126)
Net cash provided by (used in) discontinued financing activities	1	(83)

Net cash used in financing activities	(1,346)	(209)

Effect of currency translation on cash	(5)	(24)
Net decrease in cash and cash equivalents	(1,106)	(1,589)
Cash and cash equivalents at beginning of period	3,329	2,457

Cash and cash equivalents at end of period	$2,223	$868

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

        The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2016 and fiscal 2015 are to our fiscal years ending September 30, 2016 and September 25, 2015, respectively.

2. Accounting Pronouncements

  Recently Adopted Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") 835, Interest, requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is required to be applied on a retrospective basis and is effective for us in the first quarter of fiscal 2017. We elected to early adopt this update during the first quarter of fiscal 2016. Adoption did not have a material impact on the Condensed Consolidated Financial Statements.

        In November 2015, the FASB issued an update to ASC 740, Income Taxes, requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This update is effective for us in the first quarter of fiscal 2018; however, we elected to early adopt this update on a prospective basis during the first quarter of fiscal 2016. Prior period amounts were not retrospectively adjusted. The impact of adoption was a $345 million decrease in deferred income taxes (current asset), a $313 million increase in deferred income taxes (non-current asset), a $33 million decrease in accrued and other current liabilities, and a $1 million increase in deferred income taxes (non-current liability) on the Condensed Consolidated Balance Sheet at December 25, 2015.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Restructuring charges, net	$35	$25
Other charges, net	5	—

	$40	$25

        Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Transportation Solutions	$15	$1
Industrial Solutions	9	2
Communications Solutions	11	22

Restructuring charges, net	$35	$25

        Activity in our restructuring reserves during the first quarter of fiscal 2016 is summarized as follows:

	Balance at September 25, 2015	Charges	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 25, 2015
	(in millions)
Fiscal 2016 Actions:
Employee severance	$—	$30	$(2)	$—	$—	$28
Facility and other exit costs	—	1	(1)	—	—	—
Property, plant, and equipment	—	1	—	(1)	—	—

Total	—	32	(3)	(1)	—	28

Fiscal 2015 Actions:
Employee severance	45	1	(12)	—	(1)	33
Facility and other exit costs	1	—	—	—	—	1

Total	46	1	(12)	—	(1)	34

Pre-Fiscal 2015 Actions:
Employee severance	24	—	(4)	—	—	20
Facility and other exit costs	14	1	(2)	—	—	13
Property, plant, and equipment	—	1	—	(1)	—	—

Total	38	2	(6)	(1)	—	33

Total Activity	$84	$35	$(21)	$(2)	$(1)	$95

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions and product line closures impacting all segments. In connection with this program, during the quarter ended December 25, 2015, we recorded restructuring charges of $32 million. We expect to complete all restructuring actions commenced in the first quarter of fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $65 million.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by type:

	Total Expected Charges	Charges Incurred For the Quarter Ended December 25, 2015	Remaining Expected Charges
	(in millions)
Employee severance	$55	$30	$25
Facility and other exit costs	6	1	5
Property, plant, and equipment	4	1	3

Total	$65	$32	$33

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Charges Incurred For the Quarter Ended December 25, 2015	Remaining Expected Charges
	(in millions)
Transportation Solutions	$21	$14	$7
Industrial Solutions	11	8	3
Communications Solutions	33	10	23

Total	$65	$32	$33

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during the quarters ended December 25, 2015 and December 26, 2014, we recorded restructuring charges of $1 million and $25 million, respectively. We do not expect to incur any additional charges related to fiscal 2015 actions.

  Pre-Fiscal 2015 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges, Net (Continued)

During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During the quarter ended December 25, 2015, we recorded restructuring charges of $2 million related to pre-fiscal 2015 actions. We do not expect to incur any additional charges related to pre-fiscal 2015 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 25, 2015	September 25, 2015
	(in millions)
Accrued and other current liabilities	$69	$60
Other liabilities	26	24

Restructuring reserves	$95	$84

4. Discontinued Operations and Divestiture

  Discontinued Operations

        During the fourth quarter of fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1,105 million on the transaction. In the first quarter of fiscal 2016, we recognized an additional pre-tax gain of $38 million on the divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment.

        The following table presents certain components of income from discontinued operations related to BNS and prior divestitures:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Net sales from discontinued operations	$—	$417

Pre-tax income (loss) from discontinued operations	$(2)	$51
Pre-tax gain on sale of discontinued operations	38	—
Income tax expense	(7)	(14)

Income from discontinued operations, net of income taxes	$29	$37

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations and Divestiture (Continued)

  Planned Divestiture

        On November 7, 2015, we entered into a definitive agreement to sell our Circuit Protection Devices ("CPD") business for $350 million in cash, subject to a final working capital adjustment. The transaction is expected to close during the second quarter of fiscal 2016 pending customary closing conditions and regulatory approvals. The net assets of the CPD business were approximately $200 million at December 25, 2015. The CPD business is currently reported in our Communications Solutions segment.

5. Acquisition

        On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, Inc. ("Measurement Specialties"). The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

Pro Forma for the Quarter Ended December 26, 2014
(in millions, except per share data)
Net sales	$3,068
Net income.	493
Diluted earnings per share	$1.19

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Inventories

        Inventories consisted of the following:

	December 25, 2015	September 25, 2015
	(in millions)
Raw materials	$257	$261
Work in progress	635	581
Finished goods	808	773

Inventories	$1,700	$1,615

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions(2)	Total
	(in millions)
September 25, 2015(1)	$1,863	$2,253	$708	$4,824
Currency translation and other	(22)	(27)	(124)	(173)

December 25, 2015(1)	$1,841	$2,226	$584	$4,651

(1)
At December 25, 2015 and September 25, 2015, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $2,191 million and $669 million, respectively. Accumulated impairment losses for the Communications Solutions segment were $1,514 million and $1,626 million at December 25, 2015 and September 25, 2015, respectively.

(2)
During fiscal 2016, in connection with the planned divestiture of our CPD business, net goodwill of $117 million was treated as assets held for sale and recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet at December 25, 2015. See Note 4 for additional information.

8. Intangible Assets, Net

        Intangible assets consisted of the following:

	December 25, 2015			September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,086	$(505)	$581	$1,150	$(524)	$626
Customer relationships	1,028	(164)	864	1,053	(148)	905
Other	36	(13)	23	37	(13)	24

Total	$2,150	$(682)	$1,468	$2,240	$(685)	$1,555

        Intangible asset amortization expense was $34 million and $42 million for the quarters ended December 25, 2015 and December 26, 2014, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Intangible Assets, Net (Continued)

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2016	$102
Fiscal 2017	132
Fiscal 2018	132
Fiscal 2019	130
Fiscal 2020	126
Fiscal 2021	123
Thereafter	723

Total	$1,468

9. Debt

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at December 25, 2015 and September 25, 2015.

        Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) London interbank offered rate ("LIBOR") plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.'s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 5.0 to 12.5 basis points based upon the amount of the lenders' commitments under the Credit Facility and the applicable credit ratings of TEGSA.

        The fair value of our debt, based on indicative valuations, was approximately $4,067 million and $4,115 million at December 25, 2015 and September 25, 2015, respectively.

10. Guarantees

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

authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. At December 25, 2015 and September 25, 2015, we had a liability of $17 million representing the indemnifications made to Tyco International and Covidien pursuant to the Tax Sharing Agreement.

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

        At December 25, 2015, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds in the amount of $504 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $39 million and $35 million at December 25, 2015 and September 25, 2015, respectively.

11. Commitments and Contingencies

  Legal Proceedings

        In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represents the $80 million contingent purchase price plus pre-judgment interest, which will continue to accrue until the judgment is paid in full. We are appropriately reserved for this matter and are proceeding with an appeal.

  Income Tax Matters

        The Tax Sharing Agreement generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See Note 10 for additional information regarding the Tax Sharing Agreement.

        In October 2012, the Internal Revenue Service ("IRS") issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue that remains in dispute involving the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. income tax purposes and that the interest deductions reflected on the income tax returns were appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency assert that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS were to prevail on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS's proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS position with regard to this matter is inconsistent with the applicable tax laws and existing U.S. Treasury regulations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

        The previously set U.S. Tax Court trial date of February 29, 2016 has been delayed at the request of the IRS, and trial is currently scheduled to commence during October 2016. The parties remain engaged in discovery. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien would share 31%, 27%, and 42%, respectively, of any payments made in connection with this matter.

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

        During the first quarters of fiscal 2016 and 2015, we made net payments of $1 million and $4 million, respectively, related to pre-separation U.S. tax matters.

        At December 25, 2015 and September 25, 2015, we have reflected $20 million and $17 million, respectively, of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

        We believe that the amounts recorded on the Condensed Consolidated Financial Statements relating to the matters discussed above are appropriate. However, the ultimate resolution is uncertain and could result in a material impact to our results of operations, financial position, or cash flows.

        See Note 20 for additional information on developments subsequent to December 25, 2015 regarding income tax matters, including the disputed issue.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 25, 2015, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $44 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments

  Hedges of Net Investment

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,853 million and $3,880 million at December 25, 2015 and September 25, 2015, respectively. Foreign exchange gains of $55 million and $130 million in the quarters ended December 25, 2015 and December 26, 2014, respectively, were recorded as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange losses attributable to the translation of the net investment.

13. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
	(in millions)
Service cost	$2	$2	$12	$12
Interest cost	13	12	13	15
Expected return on plan assets	(15)	(17)	(18)	(19)
Amortization of net actuarial loss	10	7	9	9
Amortization of prior service credit	—	—	(1)	(1)

Net periodic pension benefit cost	$10	$4	$15	$16

        During the quarter ended December 25, 2015, we contributed $27 million to our non-U.S. pension plans.

14. Income Taxes

        We recorded an income tax provision of $58 million and an income tax benefit of $109 million for the quarters ended December 25, 2015 and December 26, 2014, respectively. The tax provision for the quarter ended December 25, 2015 includes a $28 million income tax benefit related to deferred tax assets recognized in connection with the anticipated sale of the CPD business. The tax benefit for the quarter ended December 26, 2014 includes a $189 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and a $22 million income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

        We record accrued interest as well as penalties related to uncertain tax positions as part of the provision for income taxes. As of December 25, 2015 and September 25, 2015, we had recorded $1,097 million and $1,076 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the quarter ended December 25, 2015, we recognized a $21 million income tax provision related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $65 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months. See Notes 11 and 20 for additional information regarding the status of IRS examinations, including developments subsequent to December 25, 2015.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 25, 2015.

15. Other Income (Expense), Net

        During the quarters ended December 25, 2015 and December 26, 2014, we recorded net other income of $8 million and net other expense of $70 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 10 for further information regarding the Tax Sharing Agreement.

        The net other expense for the quarter ended December 26, 2014 included $83 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 11 for additional information.

16. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Basic	385	407
Dilutive impact of share-based compensation arrangements	5	6

Diluted	390	413

        There were two million share options that were not included in the computation of diluted earnings per share for the first quarters of fiscal 2016 and 2015 because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Equity

  Dividends

        We paid a cash dividend of $0.33 per share to shareholders out of contributed surplus in the first quarter of fiscal 2016.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At December 25, 2015 and September 25, 2015, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $124 million and $260 million, respectively.

  Share Repurchase Program

        Common shares repurchased under the share repurchase program were as follows:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Number of common shares repurchased	20	2
Amount repurchased	$1,318	$141

        At December 25, 2015, we had $1.4 billion of availability remaining under our share repurchase authorization.

18. Share Plans

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Share-based compensation expense	$22	$23

        As of December 25, 2015, there was $195 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.2 years.

        During the first quarter of fiscal 2016, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Share options	1.8	$14.37
Restricted share awards	0.7	65.95
Performance share awards	0.3	65.95

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Share Plans (Continued)

        As of December 25, 2015, we had 16 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	26%
Risk free interest rate	2.01%
Expected annual dividend per share	$1.32
Expected life of options (in years)	5.7

19. Segment Data

        Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
	(in millions)
Transportation Solutions	$1,507	$1,612	$261	$295
Industrial Solutions	709	784	66	86
Communications Solutions	617	653	71	44

Total	$2,833	$3,049	$398	$425

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

20. Subsequent Event

  Income Tax Matters

        On January 15, 2016, Tyco International entered into Stipulations of Settled Issues (the "Stipulations") with the IRS intended to resolve all disputes related to the intercompany debt matters for the 1997 through 2000 audit cycle currently before the U.S. Tax Court. The Stipulations are contingent upon the IRS Appeals Division applying the same settlement or framework to all intercompany debt issues on appeal for subsequent audit cycles (years 2001 through 2007) and, if applicable, the review by the U.S. Congress Joint Committee on Taxation.

        If finalized, this would resolve all aspects of the intercompany debt dispute relating to the 1997 through 2000 audit cycle before the U.S. Tax Court and subsequent audit cycles (years 2001 through 2007) before the Appeals Division of the IRS. In addition, we expect the terms of the resolution will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007. The settlement is expected to result in a total cash payment to the IRS between $475 million and

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Subsequent Event (Continued)

$525 million, including all interest and penalties. In accordance with the Tax Sharing Agreement, our payment obligation is expected to be between $147 million and $163 million.

        We do not expect to recognize any additional charges if the settlement becomes effective, as we previously recorded sufficient reserves with respect to this dispute and our obligations under the Tax Sharing Agreement. We expect payment to be made to the IRS, and among the parties to the Tax Sharing Agreement, within the next six months.

21. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,833	$—	$2,833
Cost of sales	—	—	1,888	—	1,888

Gross margin	—	—	945	—	945
Selling, general, and administrative expenses	36	(28)	332	—	340
Research, development, and engineering expenses	—	—	162	—	162
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	40	—	40

Operating income (loss)	(36)	28	406	—	398
Interest income	—	—	6	—	6
Interest expense	—	(30)	—	—	(30)
Other income, net	—	—	8	—	8
Equity in net income of subsidiaries	361	351	—	(712)	—
Equity in net income of subsidiaries of discontinued operations	29	76	—	(105)	—
Intercompany interest income (expense), net	(1)	12	(11)	—	—

Income from continuing operations before income taxes	353	437	409	(817)	382
Income tax expense	—	—	(58)	—	(58)

Income from continuing operations	353	437	351	(817)	324
Income (loss) from discontinued operations, net of income taxes	—	(47)	76	—	29

Net income	353	390	427	(817)	353
Other comprehensive loss	(90)	(90)	(86)	176	(90)

Comprehensive income	$263	$300	$341	$(641)	$263

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,049	$—	$3,049
Cost of sales	—	—	2,029	—	2,029

Gross margin	—	—	1,020	—	1,020
Selling, general, and administrative expenses	41	(9)	354	—	386
Research, development, and engineering expenses	—	—	160	—	160
Acquisition and integration costs	—	—	24	—	24
Restructuring and other charges, net	—	—	25	—	25

Operating income (loss)	(41)	9	457	—	425
Interest income	—	—	5	—	5
Interest expense	—	(34)	—	—	(34)
Other expense, net	—	—	(70)	—	(70)
Equity in net income of subsidiaries	474	486	—	(960)	—
Equity in net income of subsidiaries of discontinued operations	37	37	—	(74)	—
Intercompany interest income (expense), net	2	13	(15)	—	—

Income from continuing operations before income taxes	472	511	377	(1,034)	326
Income tax benefit	—	—	109	—	109

Income from continuing operations	472	511	486	(1,034)	435
Income from discontinued operations, net of income taxes	—	—	37	—	37

Net income	472	511	523	(1,034)	472
Other comprehensive loss	(206)	(206)	(208)	414	(206)

Comprehensive income	$266	$305	$315	$(620)	$266

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$2,223	$—	$2,223
Accounts receivable, net	—	—	1,878	—	1,878
Inventories	—	—	1,700	—	1,700
Intercompany receivables	22	995	33	(1,050)	—
Prepaid expenses and other current assets	3	27	674	—	704

Total current assets	25	1,022	6,508	(1,050)	6,505
Property, plant, and equipment, net	—	—	2,866	—	2,866
Goodwill	—	—	4,651	—	4,651
Intangible assets, net	—	—	1,468	—	1,468
Deferred income taxes	—	—	2,454	—	2,454
Investment in subsidiaries	9,819	19,995	—	(29,814)	—
Intercompany loans receivable	22	2,368	9,659	(12,049)	—
Receivable from Tyco International plc and Covidien plc	—	—	972	—	972
Other assets	—	39	268	—	307

Total Assets	$9,866	$23,424	$28,846	$(42,913)	$19,223

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$498	$2	$—	$500
Accounts payable	2	—	1,106	—	1,108
Accrued and other current liabilities	373	83	1,089	—	1,545
Deferred revenue	—	—	113	—	113
Intercompany payables	910	—	140	(1,050)	—

Total current liabilities	1,285	581	2,450	(1,050)	3,266
Long-term debt	—	3,369	1	—	3,370
Intercompany loans payable	4	9,655	2,390	(12,049)	—
Long-term pension and postretirement liabilities	—	—	1,307	—	1,307
Deferred income taxes	—	—	291	—	291
Income taxes	—	—	1,974	—	1,974
Other liabilities	—	—	438	—	438

Total Liabilities	1,289	13,605	8,851	(13,099)	10,646

Total Shareholders' Equity	8,577	9,819	19,995	(29,814)	8,577

Total Liabilities and Shareholders' Equity	$9,866	$23,424	$28,846	$(42,913)	$19,223

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,329	$—	$3,329
Accounts receivable, net	—	—	2,120	—	2,120
Inventories	—	—	1,615	—	1,615
Intercompany receivables	813	389	66	(1,268)	—
Prepaid expenses and other current assets	4	4	468	—	476
Deferred income taxes	—	—	345	—	345

Total current assets	817	393	7,943	(1,268)	7,885
Property, plant, and equipment, net	—	—	2,920	—	2,920
Goodwill	—	—	4,824	—	4,824
Intangible assets, net	—	—	1,555	—	1,555
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	9,505	19,645	—	(29,150)	—
Intercompany loans receivable	22	2,328	8,110	(10,460)	—
Receivable from Tyco International plc and Covidien plc	—	—	964	—	964
Other assets	—	27	270	—	297

Total Assets	$10,344	$22,393	$28,730	$(40,878)	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$498	$—	$—	$498
Accounts payable	2	—	1,141	—	1,143
Accrued and other current liabilities	442	75	1,232	—	1,749
Deferred revenue	—	—	185	—	185
Intercompany payables	311	824	133	(1,268)	—

Total current liabilities	755	1,397	2,691	(1,268)	3,575
Long-term debt	—	3,385	1	—	3,386
Intercompany loans payable	4	8,106	2,350	(10,460)	—
Long-term pension and postretirement liabilities	—	—	1,327	—	1,327
Deferred income taxes	—	—	329	—	329
Income taxes	—	—	1,954	—	1,954
Other liabilities	—	—	433	—	433

Total Liabilities	759	12,888	9,085	(11,728)	11,004

Total Shareholders' Equity	9,585	9,505	19,645	(29,150)	9,585

Total Liabilities and Shareholders' Equity	$10,344	$22,393	$28,730	$(40,878)	$20,589

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(48)	$(19)	$434	$—	$367
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(48)	(19)	433	—	366

Cash Flows From Investing Activities:
Capital expenditures	—	—	(139)	—	(139)
Proceeds from sale of property, plant, and equipment	—	—	1	—	1
Proceeds from divestiture of discontinued operations(1)	—	(54)	54	—	—
Change in intercompany loans	—	106	—	(106)	—
Other	—	(15)	32	—	17

Net cash provided by (used in) investing activities	—	37	(52)	(106)	(121)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	22	(17)	(5)	—	—
Proceeds from exercise of share options	—	—	34	—	34
Repurchase of common shares	(1,249)	—	—	—	(1,249)
Payment of common share dividends to shareholders	(128)	—	1	—	(127)
Loan activity with parent	1,403	—	(1,509)	106	—
Transfers to discontinued operations	—	—	(1)	—	(1)
Other	—	(1)	(3)	—	(4)

Net cash provided by (used in) continuing financing activities	48	(18)	(1,483)	106	(1,347)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	48	(18)	(1,482)	106	(1,346)

Effect of currency translation on cash	—	—	(5)	—	(5)
Net decrease in cash and cash equivalents	—	—	(1,106)	—	(1,106)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$2,223	$—	$2,223

(1)
Represents the internal allocation of proceeds associated with the divestiture of our BNS business.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(38)	$(26)	$269	$—	$205
Net cash provided by discontinued operating activities	—	—	90	—	90

Net cash provided by (used in) operating activities	(38)	(26)	359	—	295

Cash Flows From Investing Activities:
Capital expenditures	—	—	(135)	—	(135)
Proceeds from sale of property, plant, and equipment	—	—	5	—	5
Acquisition of businesses, net of cash acquired	—	—	(1,511)	—	(1,511)
Change in intercompany loans	—	(245)	—	245	—
Other	—	—	(3)	—	(3)

Net cash used in continuing investing activities	—	(245)	(1,644)	245	(1,644)
Net cash used in discontinued investing activities	—	—	(7)	—	(7)

Net cash used in investing activities	—	(245)	(1,651)	245	(1,651)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	28	—	(28)	—	—
Net increase in commercial paper	—	270	—	—	270
Repayment of long-term debt	—	—	(223)	—	(223)
Proceeds from exercise of share options	—	—	16	—	16
Repurchase of common shares	(155)	—	—	—	(155)
Payment of common share dividends to shareholders	(120)	—	2	—	(118)
Loan activity with parent	285	—	(40)	(245)	—
Transfers from discontinued operations	—	—	83	—	83
Other	—	—	1	—	1

Net cash provided by (used in) continuing financing activities	38	270	(189)	(245)	(126)
Net cash used in discontinued financing activities	—	—	(83)	—	(83)

Net cash provided by (used in) financing activities	38	270	(272)	(245)	(209)

Effect of currency translation on cash	—	—	(24)	—	(24)
Net decrease in cash and cash equivalents	—	(1)	(1,588)	—	(1,589)
Cash and cash equivalents at beginning of period	—	1	2,456	—	2,457

Cash and cash equivalents at end of period	$—	$—	$868	$—	$868

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

Overview

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensor solutions that are essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        Highlights for the first quarter of fiscal 2016 include the following:

  •
  Our net sales decreased 7.1% in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 with sales declines in all segments. The decrease resulted primarily from the negative impact of foreign currency translation due to the weakening of certain currencies.

  •
  On an organic basis, net sales decreased 1.8% in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. Our organic net sales by segment were as follows:

  •
  Transportation Solutions—Our organic net sales increased 0.9% in the first quarter of fiscal 2016 as increased sales in the sensors and automotive end markets were partially offset by declines in the commercial transportation end market.

  •
  Industrial Solutions—Our organic net sales decreased 6.3% during the first quarter of fiscal 2016 due primarily to decreased sales in the aerospace, defense, oil, and gas and industrial equipment end markets.

  •
  Communications Solutions—Our organic net sales decreased 3.0% in the first quarter of fiscal 2016 with sales declines in the data and devices and appliances end markets, partially offset by sales increases in the subsea communications end market.

  •
  Net cash provided by continuing operating activities increased $162 million to $367 million in the first quarter of fiscal 2016 from $205 million in the same period of fiscal 2015. Free cash flow increased to $237 million in the first quarter of fiscal 2016 as compared to $79 million in the same period of fiscal 2015.

  •
  During November 2015, we entered into a definitive agreement to sell our Circuit Protection Devices ("CPD") business.

Outlook

        In the second quarter of fiscal 2016, we expect net sales to be between $2.88 billion and $3.08 billion. This primarily reflects sales declines in the Communications Solutions and Industrial Solutions segments in the second quarter of fiscal 2016 relative to the second quarter of fiscal 2015. Additional information regarding expectations for our reportable segments for the second quarter of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our sales growth in the automotive end market to exceed an anticipated 1% growth in global automotive production in the second quarter of fiscal 2016 as compared to the same period of fiscal 2015.

  •
  Industrial Solutions—We expect our sales to decrease during the second quarter of 2016 as compared to the same period of fiscal 2015 as a result of the slowdown in China, inventory reductions in the supply chain, and continued weakness in the oil and gas market.

  •
  Communications Solutions—We expect our sales to decline in the data and devices and appliances end markets in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 due to continued weakness in China, inventory reductions in the supply chain, and the exit of certain product lines. These declines are expected to be partially offset by sales growth in the subsea communications end market.

We expect diluted earnings per share to be in the range of $0.78 to $0.86 per share in the second quarter of fiscal 2016. This outlook reflects continued market weakness in China and inventory reductions in the supply chain. Also, it reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $73 million and $0.03 per share, respectively, in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015.

        For fiscal 2016, which will be 53 weeks in length, we expect net sales to be between $11.9 billion and $12.7 billion, primarily reflecting sales increases in the Transportation Solutions segment offset by sales declines in the Communications Solutions segment from fiscal 2015 levels. Additional information regarding expectations for our reportable segments for fiscal 2016 is as follows:

  •
  Transportation Solutions—During fiscal 2016, we expect our sales growth in the automotive end market to outpace an anticipated 2% growth in global automotive production as compared to fiscal 2015. Also, we expect our sales to increase in the sensors end market in fiscal 2016.

  •
  Industrial Solutions—Although we expect our sales to decline in the oil and gas market due to continued market weakness in fiscal 2016, we expect the Industrial Solutions segment's sales to be consistent with fiscal 2015 levels.

  •
  Communications Solutions—In fiscal 2016, we expect our sales to decline in the data and devices end market as a result of the divestiture of the CPD business and the exit of certain product lines as compared to fiscal 2015. This decline is expected to be partially offset by sales growth in the subsea communications and appliances end markets.

We expect diluted earnings per share to be in the range of $3.66 to $4.06 per share in fiscal 2016. This outlook includes approximately $200 million in net sales and $0.05 earnings per share resulting from an additional week in fiscal 2016. Also, this outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $344 million and $0.13 per share, respectively, in fiscal 2016 as compared to fiscal 2015.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the uncertain market conditions in China, and its potential effects on our customers and the end markets we serve. We continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

Planned Divestiture

        On November 7, 2015, we entered into a definitive agreement to sell our CPD business for $350 million in cash, subject to a final working capital adjustment. The transaction is expected to close during the second quarter of fiscal 2016 pending customary closing conditions and regulatory approvals. The net assets of the CPD business were approximately $200 million at December 25, 2015. The CPD business is currently reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended
	December 25, 2015		December 26, 2014
	($ in millions)
Transportation Solutions	$1,507	53%	$1,612	53%
Industrial Solutions	709	25	784	26
Communications Solutions	617	22	653	21

Total	$2,833	100%	$3,049	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 25, 2015 versus Net Sales for the Quarter Ended December 26, 2014
	Organic		Translation	Acquisitions	Total
	($ in millions)
Transportation Solutions	$15	0.9%	$(120)	$—	$(105)	(6.5)%
Industrial Solutions	(49)	(6.3)	(47)	21	(75)	(9.6)
Communications Solutions	(20)	(3.0)	(16)	—	(36)	(5.5)

Total	$(54)	(1.8)%	$(183)	$21	$(216)	(7.1)%

        Net sales decreased $216 million, or 7.1%, in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. The decrease in net sales resulted primarily from the negative impact of foreign currency translation of 6.0% and organic net sales declines of 1.8%

        On an organic basis, net sales decreased $54 million, or 1.8%, in the first quarter of fiscal 2016 from the first quarter of fiscal 2015 due primarily to sales declines in the Industrial Solutions and Communications Solutions segments. Price erosion adversely affected organic sales by $53 million in the first quarter of fiscal 2016.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Approximately 53% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2016. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

        The following table sets forth our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended
	December 25, 2015		December 26, 2014
	($ in millions)
Americas(2)	$971	34%	$959	31%
Asia–Pacific	922	33	1,092	36
Europe/Middle East/Africa ("EMEA")	940	33	998	33

Total	$2,833	100%	$3,049	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 25, 2015 versus Net Sales for the Quarter Ended December 26, 2014
	Organic		Translation	Acquisitions	Total
	($ in millions)
Americas	$22	2.4%	$(24)	$14	$12	1.3%
Asia–Pacific	(137)	(12.4)	(35)	2	(170)	(15.6)
EMEA	61	6.2	(124)	5	(58)	(5.8)

Total	$(54)	(1.8)%	$(183)	$21	$(216)	(7.1)%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin in dollars and as a percentage of net sales, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Cost of sales	$1,888	$2,029	$(141)
As a percentage of net sales	66.6%	66.5%	0.1%
Gross margin	$945	$1,020	$(75)
As a percentage of net sales	33.4%	33.5%	(0.1)%

        Gross margin decreased $75 million in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. In the first quarter of fiscal 2015, gross margin included charges of $27 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog primarily associated with Measurement Specialties, Inc. ("Measurement Specialties"). Excluding this item, gross margin decreased due primarily to the negative impact of changes in foreign currency exchange rates, lower volume, and price erosion, partially offset by lower material costs and improved manufacturing productivity.

        Cost of sales and gross margin are subject to variability in raw material prices, and the price of many of our raw materials continues to fluctuate. We expect to purchase approximately 160 million pounds of copper, 121,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2016. The following table sets forth the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended
	Measure	December 25, 2015	December 26, 2014
Copper	Lb.	$2.73	$3.15
Gold	Troy oz.	1,207	1,282
Silver	Troy oz.	16.27	19.14

Operating Expenses

        The following table presents operating expenses in dollars and selling, general, and administrative expenses as a percentage of net sales, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$340	$386	$(46)
As a percentage of net sales	12.0%	12.7%	(0.7)%
Research, development, and engineering expenses	$162	$160	$2
Acquisition and integration costs	$5	$24	$(19)
Restructuring and other charges, net	$40	$25	$15

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $46 million in the first quarter of fiscal 2016 from the first quarter of fiscal 2015. The decrease resulted primarily from cost control measures.

        Acquisition and Integration Costs.    In the first quarter of fiscal 2016, we incurred acquisition and integration costs of $5 million related primarily to the acquisition of Measurement Specialties. During the first quarter of fiscal 2015, we incurred acquisition and integration costs of $24 million, including $15 million related to the acquisition of Measurement Specialties.

        Restructuring and Other Charges, Net.    We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. In the first quarter of fiscal 2016, we initiated a restructuring program associated with headcount reductions and product line closures impacting all segments. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments.

        In connection with these initiatives, we incurred restructuring charges of $35 million during the first quarter of fiscal 2016. We expect to incur net restructuring charges of approximately $85 million during fiscal 2016. Cash spending related to restructuring was $21 million during the first quarter of fiscal 2016, and we expect total spending, which will be funded with cash from operations, to be approximately $95 million in fiscal 2016. Annualized cost savings related to these actions are expected to be approximately $35 million and are expected to be realized by the end of fiscal 2017. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Operating income	$398	$425	$(27)
Operating margin	14.0%	13.9%	0.1%

        Operating income included the following special items:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$5	$24
Charges associated with the amortization of acquisition-related fair value adjustments	1	27

	6	51
Restructuring and other charges, net	40	25

Total	$46	$76

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating items, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Interest expense	$30	$34	$(4)
Other income (expense), net	$8	$(70)	$78
Income tax provision (benefit)	$58	$(109)	$167
Income from discontinued operations, net of income taxes	$29	$37	$(8)

        Other Income (Expense), Net.    During the quarters ended December 25, 2015 and December 26, 2014, we recorded net other income (expense) primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 10 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        The net other expense for the quarter ended December 26, 2014 included $83 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

        Income Taxes.    The tax provision for the quarter ended December 25, 2015 includes a $28 million income tax benefit related to deferred tax assets recognized in connection with the anticipated sale of the CPD business. The tax benefit for the quarter ended December 26, 2014 includes a $189 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007, and a $22 million income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards.

        Discontinued Operations.    During the fourth quarter of fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1,105 million on the transaction. In the first quarter of fiscal 2016, we recognized an additional pre-tax gain of $38 million on the divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2015		December 26, 2014
	($ in millions)
Automotive	$1,141	76%	$1,224	76%
Commercial Transportation	185	12	209	13
Sensors	181	12	179	11

Total	$1,507	100%	$1,612	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2015 versus Net Sales for the Quarter Ended December 26, 2014
	Organic		Translation	Total
	($ in millions)
Automotive	$10	0.8%	$(93)	$(83)	(6.8)%
Commercial Transportation	(11)	(5.2)	(13)	(24)	(11.5)
Sensors	16	9.1	(14)	2	1.1

Total	$15	0.9%	$(120)	$(105)	(6.5)%

        Net sales in the Transportation Solutions segment decreased $105 million, or 6.5%, in the first quarter of fiscal 2016 from the first quarter of fiscal 2015 primarily as a result of the negative impact of foreign currency translation of 7.4%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 0.8% in the first quarter of fiscal 2016 with growth of 6.4% in the EMEA region and 2.0% in the Americas region, partially offset by a decrease of 4.5% in the Asia–Pacific region. Growth in the EMEA region outpaced vehicle production due to electronification and new model launches. In the Americas region, general market improvement in North America was partially offset by continued market weakness in South America. Weakness in the Asia–Pacific region was driven by lower demand in China and Japan due to macroeconomic conditions in the region.

  •
  Commercial transportation—Our organic net sales decreased 5.2% in the first quarter of fiscal 2016 due to declines in the heavy truck market in North America and continued weakness in the construction and agriculture markets across all regions.

  •
  Sensors—Our organic net sales increased 9.1% in the first quarter of fiscal 2016 due to increased sales in the commercial transportation, industrial equipment, and data and devices markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Operating income	$261	$295	$(34)
Operating margin	17.3%	18.3%	(1.0)%

        The Transportation Solutions segment's operating income included the following special items:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$15
Charges associated with the amortization of acquisition-related fair value adjustments	—	26

	3	41
Restructuring and other charges, net	16	1

Total	$19	$42

        In the first quarter of fiscal 2016, operating income in the Transportation Solutions segment decreased $34 million as compared to the first quarter of fiscal 2015. Excluding the charges presented in the table above, operating income decreased in the first quarter of fiscal 2016 due primarily to the negative impact of price erosion and changes in foreign currency exchange rates, partially offset by lower material costs.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2015		December 26, 2014
	($ in millions)
Industrial Equipment	$289	41%	$311	40%
Aerospace, Defense, Oil, and Gas	252	35	292	37
Energy	168	24	181	23

Total	$709	100%	$784	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2015 versus Net Sales for the Quarter Ended December 26, 2014
	Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$(22)	(7.1)%	$(16)	$16	$(22)	(7.1)%
Aerospace, Defense, Oil, and Gas	(33)	(11.2)	(12)	5	(40)	(13.7)
Energy	6	3.5	(19)	—	(13)	(7.2)

Total	$(49)	(6.3)%	$(47)	$21	$(75)	(9.6)%

        Net sales in the Industrial Solutions segment decreased $75 million, or 9.6%, in the first quarter of fiscal 2016 from the first quarter of fiscal 2015 as a result of organic net sales declines of 6.3% and the negative impact of foreign currency translation of 6.0%, partially offset by sales contributions from acquisitions of 2.7%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 7.1% in the first quarter of fiscal 2016 due to weak market conditions in the Americas and Asia–Pacific regions, especially China and Japan, partially offset by growth in the EMEA region.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 11.2% in the first quarter of fiscal 2016 due primarily to further weakness in the oil and gas market as oversupply continued to drive down the price of oil.

  •
  Energy—Our organic net sales increased 3.5% in the first quarter of fiscal 2016 as a result of growth in the EMEA region sustained by the power distribution business and growth in the Americas region, partially offset by market weakness in China and Australia.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Operating income	$66	$86	$(20)
Operating margin	9.3%	11.0%	(1.7)%

        The Industrial Solutions segment's operating income included the following special items:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$9
Charges associated with the amortization of acquisition-related fair value adjustments	1	1

	3	10
Restructuring and other charges, net	9	2

Total	$12	$12

        In the first quarter of fiscal 2016, operating income in the Industrial Solutions segment decreased $20 million as compared to the first quarter of fiscal 2015. Excluding the charges in the above table, operating income decreased in the first quarter of fiscal 2016 due primarily to lower volume and price erosion, partially offset by lower material costs and improved manufacturing productivity.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 25, 2015		December 26, 2014
	($ in millions)
Data and Devices	$264	43%	$361	55%
Subsea Communications	222	36	134	21
Appliances	131	21	158	24

Total	$617	100%	$653	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 25, 2015 versus Net Sales for the Quarter Ended December 26, 2014
	Organic		Translation	Total
	($ in millions)
Data and Devices	$(88)	(24.6)%	$(9)	$(97)	(26.9)%
Subsea Communications	88	65.7	—	88	65.7
Appliances	(20)	(13.4)	(7)	(27)	(17.1)

Total	$(20)	(3.0)%	$(16)	$(36)	(5.5)%

        In the first quarter of fiscal 2016, net sales in the Communications Solutions segment decreased $36 million, or 5.5%, from the first quarter of fiscal 2015 as a result of organic net sales declines of 3.0% and the negative impact of foreign currency translation of 2.5%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 24.6% in the first quarter of fiscal 2016 due to weak demand in the data center and smartphone businesses, high inventory levels at distributors, and the exit of certain low margin product lines.

  •
  Subsea communications—Our organic net sales increased 65.7% in the first quarter of fiscal 2016 as a result of increased levels of project activity.

  •
  Appliances—Our organic net sales decreased 13.4% in the first quarter of fiscal 2016 due primarily to weak demand in the Asia–Pacific region and high inventory levels at distributors in both the U.S. and China markets.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin, as well as the changes from the first quarter of fiscal 2015:

	For the Quarters Ended
	December 25, 2015	December 26, 2014	Increase (Decrease)
	($ in millions)
Operating income	$71	$44	$27
Operating margin	11.5%	6.7%	4.8%

        The Communications Solutions segment's operating income included the following special items:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Restructuring and other charges, net	$15	$22

        Operating income in the Communications Solutions segment increased $27 million in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015. Excluding the charges in the table above, operating income increased in the first quarter of fiscal 2016, resulting primarily from lower material costs and improved manufacturing productivity, partially offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Net cash provided by operating activities	$366	$295
Net cash used in investing activities	(121)	(1,651)
Net cash used in financing activities	(1,346)	(209)
Effect of currency translation on cash	(5)	(24)

Net decrease in cash and cash equivalents	$(1,106)	$(1,589)

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $500 million of senior floating rate notes due on January 29, 2016 and tax payments related to pre-separation U.S. tax matters. See Notes 11 and 20 to the Condensed Consolidated Financial Statements for additional information regarding pre-separation tax matters, including developments subsequent to December 25, 2015. We may use excess cash to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law; to purchase a portion of our common shares pursuant to our authorized share repurchase program; to pay distributions or dividends on our common shares; or to acquire strategic businesses or product lines. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first quarter of fiscal 2016, net cash provided by continuing operating activities increased $162 million to $367 million from $205 million in the first quarter of fiscal 2015. The increase resulted primarily from collections of accounts receivable.

        The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2016 and 2015 was $88 million and $85 million, respectively. In the first quarters of fiscal 2016 and 2015, these payments included $1 million and $4 million, respectively, for tax deficiencies related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $237 million in the first quarter of fiscal 2016 as compared to $79 million in the first quarter of fiscal 2015. The increase in free cash flow was driven primarily by the changes in net cash provided by continuing operating activities discussed above.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Quarters Ended
	December 25, 2015	December 26, 2014
	(in millions)
Net cash provided by continuing operating activities	$367	$205
Capital expenditures	(139)	(135)
Proceeds from sale of property, plant, and equipment	1	5
Payments related to pre-separation U.S. tax matters, net	1	4
Payments related to income taxes on the sale of the BNS business	7	—

Free cash flow	$237	$79

Cash Flows from Investing Activities

        Capital spending was $139 million and $135 million in the first quarters of fiscal 2016 and 2015, respectively. We expect fiscal 2016 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        In the first quarter of fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest.

Cash Flows from Financing Activities and Capitalization

        Total debt at December 25, 2015 and September 25, 2015 was $3,870 million and $3,884 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at December 25, 2015 and September 25, 2015.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 25, 2015, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $127 million and $118 million in the first quarters of fiscal 2016 and 2015, respectively. See Note 17 to the Condensed Consolidated Financial Statements for additional information regarding dividends on our common shares.

        We repurchased approximately 20 million of our common shares for $1,318 million and approximately two million of our common shares for $141 million under our share repurchase authorization during the first quarters of fiscal 2016 and 2015, respectively. At December 25, 2015, we had $1.4 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

Legal Proceedings

        In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed below in "Income Tax Matters" could have a material effect on our results of operations, financial position, or cash flows.

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represents the $80 million contingent purchase price plus pre-judgment interest, which will continue to accrue until the judgment is paid in full. We are appropriately reserved for this matter and are proceeding with an appeal.

Income Tax Matters

        In connection with the separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See "Income Tax Matters" in Notes 11 and 20 to the Condensed Consolidated Financial Statements for further information regarding income tax matters, including the disputed issue related to the tax treatment of certain intercompany debt transactions and developments subsequent to December 25, 2015.

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

        At December 25, 2015, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds in the amount of $504 million.

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015. There were no significant changes to this information during the quarter ended December 25, 2015.

Accounting Pronouncements

        See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently adopted accounting pronouncements.

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

Forward-Looking Information

        Certain statements in this quarterly report on Form 10-Q are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, the terms of our proposed settlement with the Internal Revenue Service ("IRS") relating to our intercompany debt dispute tax litigation, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, could cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  the risk that the conditions precedent to our settlement with the IRS are never met and the intercompany debt dispute is not settled with the IRS, the risk that a party to the Tax Sharing Agreement defaults under its payment obligations pursuant to the Tax Sharing Agreement, and the risk that the IRS may not consistently apply the terms of the settlement to all of our U.S. income tax returns filed subsequent to fiscal 2000;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2016. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 25, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2015.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 25, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 as described under "Income Tax Matters" in Note 20 to the Condensed Consolidated Financial Statements in this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 25, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 26–October 23, 2015	5,550,278	$61.45	5,550,000	$2,370,221,661
October 24–November 27, 2015	7,790,529	65.85	7,610,000	1,869,037,446
November 28–December 25, 2015	7,507,110	64.92	7,315,000	1,393,772,377

Total	20,847,917	$64.34	20,475,000

(1)
These columns include the following transactions which occurred during the quarter ended December 25, 2015:

(i)the acquisition of 372,917 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 20,475,000 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
10.1	Second Amendment to the Five-Year Senior Credit Agreement dated as of December 9, 2015 by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto, and Deutsche Bank AG New York Branch, as existing administrative agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed December 9, 2015)
10.2
Employment Agreement between Thomas J. Lynch and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
10.3
Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.2 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
10.4
Employment Agreement between Robert W. Hau and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.3 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
10.5
Employment Agreement between Joseph B. Donahue and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.4 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
10.6
Employment Agreement between Robert N. Shaddock and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.5 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
10.7
Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015 (incorporated by reference to Exhibit 10.6 to TE Connectivity's Current Report on Form 8-K, filed December 16, 2015)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 25, 2015, filed on January 22, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
	By:	/s/ ROBERT W. HAU Robert W. Hau Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: January 22, 2016