Form 10-Q
period 2016-03-25
TE Connectivity Ltd.
filed 2016-04-21
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 25, 2016
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

        The number of common shares outstanding as of April 15, 2016 was 357,616,198.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions, except per share data)
Net sales	$2,952	$3,082	$5,785	$6,131
Cost of sales	1,990	2,031	3,878	4,060

Gross margin	962	1,051	1,907	2,071
Selling, general, and administrative expenses	367	391	707	777
Research, development, and engineering expenses	156	160	318	320
Acquisition and integration costs	3	14	8	38
Restructuring and other charges (credits), net	(99)	38	(59)	63

Operating income	535	448	933	873
Interest income	4	4	10	9
Interest expense	(32)	(37)	(62)	(71)
Other income (expense), net	12	(5)	20	(75)

Income from continuing operations before income taxes	519	410	901	736
Income tax (expense) benefit	(130)	(94)	(188)	15

Income from continuing operations	389	316	713	751
Income (loss) from discontinued operations, net of income taxes	(9)	283	20	320

Net income	$380	$599	$733	$1,071

Basic earnings per share:
Income from continuing operations	$1.07	$0.78	$1.90	$1.85
Income (loss) from discontinued operations	(0.02)	0.70	0.05	0.79
Net income	1.04	1.47	1.95	2.63
Diluted earnings per share:
Income from continuing operations	$1.06	$0.77	$1.88	$1.82
Income (loss) from discontinued operations	(0.02)	0.69	0.05	0.77
Net income	1.03	1.45	1.93	2.59
Dividends paid per common share	$0.33	$0.29	$0.66	$0.58
Weighted-average number of shares outstanding:
Basic	364	407	375	407
Diluted	368	413	379	413

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Net income.	$380	$599	$733	$1,071
Other comprehensive income (loss):
Currency translation	(7)	(214)	(92)	(425)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	12	9	14	19
Gains on cash flow hedges, net of income taxes	9	12	2	7

Other comprehensive income (loss)	14	(193)	(76)	(399)

Comprehensive income.	$394	$406	$657	$672

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 25, 2016	September 25, 2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,150	$3,329
Accounts receivable, net of allowance for doubtful accounts of $17 and $18, respectively	2,095	2,120
Inventories	1,635	1,615
Prepaid expenses and other current assets	534	476
Deferred income taxes	—	345

Total current assets	5,414	7,885
Property, plant, and equipment, net	2,899	2,920
Goodwill	4,673	4,824
Intangible assets, net	1,435	1,555
Deferred income taxes	2,458	2,144
Receivable from Tyco International plc and Covidien plc	679	964
Other assets	283	297

Total Assets	$17,841	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$152	$498
Accounts payable	1,116	1,143
Accrued and other current liabilities	1,719	1,749
Deferred revenue	110	185

Total current liabilities	3,097	3,575
Long-term debt	3,732	3,386
Long-term pension and postretirement liabilities	1,315	1,327
Deferred income taxes	291	329
Income taxes	1,552	1,954
Other liabilities	448	433

Total Liabilities	10,435	11,004

Commitments and contingencies (Note 11)
Shareholders' Equity:
Common shares, 414,064,381 shares authorized and issued, CHF 0.57 par value	182	182
Contributed surplus	3,765	4,359
Accumulated earnings	7,406	6,673
Treasury shares, at cost, 56,563,475 and 20,071,089 shares, respectively	(3,498)	(1,256)
Accumulated other comprehensive loss	(449)	(373)

Total Shareholders' Equity	7,406	9,585

Total Liabilities and Shareholders' Equity	$17,841	$20,589

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585	$—	$9,585
Net income	—	—	—	—	—	733	—	733	—	733
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)	—	(76)
Share-based compensation expense	—	—	—	—	44	—	—	44	—	44
Dividends approved	—	—	—	—	(514)	—	—	(514)	—	(514)
Exercise of share options	—	—	2	61	—	—	—	61	—	61
Restricted share award vestings and other activity	—	—	1	112	(124)	—	—	(12)	—	(12)
Repurchase of common shares	—	—	(40)	(2,415)	—	—	—	(2,415)	—	(2,415)

Balance at March 25, 2016	414	$182	(57)	$(3,498)	$3,765	$7,406	$(449)	$7,406	$—	$7,406

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	1,071	—	1,071	—	1,071
Other comprehensive loss	—	—	—	—	—	—	(399)	(399)	—	(399)
Share-based compensation expense	—	—	—	—	48	—	—	48	—	48
Dividends approved	—	—	—	—	(537)	—	—	(537)	—	(537)
Exercise of share options	—	—	2	89	—	—	—	89	—	89
Restricted share award vestings and other activity	—	—	1	111	(117)	—	—	(6)	—	(6)
Repurchase of common shares	—	—	(4)	(284)	—	—	—	(284)	—	(284)

Balance at March 27, 2015	419	$184	(12)	$(728)	$4,625	$5,324	$(416)	$8,989	$6	$8,995

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 25, 2016	March 27, 2015
	(in millions)
Cash Flows From Operating Activities:
Net income	$733	$1,071
Income from discontinued operations, net of income taxes	(20)	(320)

Income from continuing operations	713	751
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	290	307
Non-cash restructuring charges	8	15
Deferred income taxes	(52)	(54)
Provision for losses on accounts receivable and inventories	23	28
Tax sharing (income) expense	(19)	74
Share-based compensation expense	43	44
Gain on divestiture	(146)	—
Other	54	46
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	9	(19)
Inventories	(61)	(180)
Prepaid expenses and other current assets	302	11
Accounts payable	(41)	(11)
Accrued and other current liabilities	(138)	(241)
Deferred revenue	(70)	(80)
Income taxes	(396)	(132)
Other	3	(4)

Net cash provided by continuing operating activities	522	555
Net cash provided by (used in) discontinued operating activities	(2)	138

Net cash provided by operating activities	520	693

Cash Flows From Investing Activities:
Capital expenditures	(270)	(291)
Proceeds from sale of property, plant, and equipment	1	6
Acquisition of businesses, net of cash acquired	(6)	(1,729)
Proceeds from divestiture of business, net of cash retained by business sold	261	—
Other	29	(2)

Net cash provided by (used in) continuing investing activities	15	(2,016)
Net cash used in discontinued investing activities	—	(14)

Net cash provided by (used in) investing activities	15	(2,030)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	150	(92)
Proceeds from issuance of long-term debt	350	617
Repayment of long-term debt	(500)	(473)
Proceeds from exercise of share options	61	88
Repurchase of common shares	(2,523)	(285)
Payment of common share dividends to shareholders	(245)	(236)
Transfers (to) from discontinued operations	(2)	124
Other	(5)	(2)

Net cash used in continuing financing activities	(2,714)	(259)
Net cash provided by (used in) discontinued financing activities	2	(124)

Net cash used in financing activities	(2,712)	(383)

Effect of currency translation on cash	(2)	(40)
Net decrease in cash and cash equivalents	(2,179)	(1,760)
Cash and cash equivalents at beginning of period	3,329	2,457

Cash and cash equivalents at end of period	$1,150	$697

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

2. Accounting Pronouncements

  Recently Issued Accounting Pronouncement

        In March 2016, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation, to simplify various aspects of accounting for share-based payments to employees. This update is effective for us in the first quarter of fiscal 2018. We are currently assessing the impact that adoption will have on our Condensed Consolidated Financial Statements.

        In February 2016, the FASB issued ASC 842, Leases, requiring lessees to recognize a lease liability and a right-of-use asset for most leases. This guidance will be effective for us in the first quarter of fiscal 2020. The new standard is required to be applied using a modified retrospective transition approach which requires application of the new guidance for all periods presented. We are currently assessing the impact that adoption will have on our financial position.

  Recently Adopted Accounting Pronouncements

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

        In April 2015, the FASB issued an update to ASC 835, Interest, requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is required to be applied on a retrospective basis and is effective for us in the first quarter of fiscal 2017. We elected to

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Accounting Pronouncements (Continued)

early adopt this update during the first quarter of fiscal 2016. Adoption did not have a material impact on the Condensed Consolidated Financial Statements.

3. Restructuring and Other Charges (Credits), Net

        Net restructuring and other charges (credits) consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Restructuring charges, net	$26	$36	$61	$61
Gain on divestiture	(146)	—	(146)	—
Other charges, net	21	2	26	2

	$(99)	$38	$(59)	$63

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Transportation Solutions	$4	$1	$19	$2
Industrial Solutions	14	15	23	17
Communications Solutions	8	20	19	42

Restructuring charges, net	$26	$36	$61	$61

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

        Activity in our restructuring reserves during the six months ended March 25, 2016 is summarized as follows:

	Balance at September 25, 2015	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Balance at March 25, 2016
	(in millions)
Fiscal 2016 Actions:
Employee severance	$—	$50	$—	$(8)	$—	$42
Facility and other exit costs	—	2	—	(2)	—	—
Property, plant, and equipment	—	8	—	—	(8)	—

Total	—	60	—	(10)	(8)	42

Fiscal 2015 Actions:
Employee severance	45	3	—	(23)	—	25
Facility and other exit costs	1	—	—	(1)	—	—

Total	46	3	—	(24)	—	25

Pre-Fiscal 2015 Actions:
Employee severance	24	—	(3)	(7)	—	14
Facility and other exit costs	14	1	—	(2)	—	13

Total	38	1	(3)	(9)	—	27

Total Activity	$84	$64	$(3)	$(43)	$(8)	$94

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during the six months ended March 25, 2016, we recorded restructuring charges of $60 million. We expect to complete all restructuring actions commenced in the six months ended March 25, 2016 by the end of fiscal 2019 and to incur total charges of approximately $93 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Charges Incurred For the Six Months Ended March 25, 2016	Remaining Expected Charges
	(in millions)
Transportation Solutions	$23	$16	$7
Industrial Solutions	26	23	3
Communications Solutions	44	21	23

Total	$93	$60	$33

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during the six months ended March 25, 2016 and March 27, 2015, we recorded restructuring charges of $3 million and $60 million, respectively. We do not expect to incur any additional charges related to fiscal 2015 actions.

  Pre-Fiscal 2015 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During the six months ended March 25, 2016 and March 27, 2015, we recorded restructuring credits of $2 million and charges of $1 million, respectively, related to pre-fiscal 2015 actions. We do not expect to incur any additional charges related to pre-fiscal 2015 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 25, 2016	September 25, 2015
	(in millions)
Accrued and other current liabilities	$67	$60
Other liabilities	27	24

Restructuring reserves	$94	$84

Gain on Divestiture

        During the second quarter of fiscal 2016, we sold our Circuit Protection Devices ("CPD") business for $350 million, subject to working capital adjustments, of which we received $261 million during the quarter ended March 25, 2016. We recognized a pre-tax gain of $146 million on the transaction. The CPD business was reported in our Communications Solutions segment.

Other Charges, Net

        During the six months ended March 25, 2016, we incurred charges of $15 million related to the write-off of certain investments and costs of $11 million associated with the divestiture of certain businesses.

4. Discontinued Operations

        During the fourth quarter of fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During the six months ended March 25, 2016, we recognized an additional pre-tax gain of $20 million on the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations (Continued)

divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment.

        The following table presents certain components of income (loss) from discontinued operations related to BNS and prior divestitures:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Net sales from discontinued operations	$—	$425	$—	$842

Pre-tax income (loss) from discontinued operations	$—	$55	$(2)	$106
Pre-tax gain (loss) on sale of discontinued operations	(18)	—	20	—
Income tax benefit	9	228	2	214

Income (loss) from discontinued operations, net of income taxes	$(9)	$283	$20	$320

        The income tax benefit from discontinued operations for the quarter ended March 27, 2015 primarily reflects an income tax benefit related to the recognition of certain deferred tax assets that were expected to be realized upon the sale of the BNS business, partially offset by income tax expense related to the impacts of legal entity restructurings made in connection with the anticipated sale of the BNS business.

5. Acquisition

        On October 9, 2014, we acquired 100% of the outstanding shares of Measurement Specialties, Inc. ("Measurement Specialties"). The following unaudited pro forma financial information reflects our consolidated results of operations had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for the Quarter Ended March 27, 2015	Pro Forma for the Six Months Ended March 27, 2015
	(in millions, except per share data)
Net sales	$3,082	$6,150
Net income.	602	1,095
Diluted earnings per share	$1.46	$2.65

        The pro forma financial information is based on our final allocation of the purchase price. The significant pro forma adjustments, which are described below, are net of income tax expense (benefit) at the statutory rate.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisition (Continued)

        Pro forma results for the quarter ended March 27, 2015 were adjusted to exclude $2 million of charges related to acquired customer order backlog and include $1 million of interest expense based on pro forma changes in our capital structure.

        Pro forma results for the six months ended March 27, 2015 were adjusted to exclude $16 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $11 million of charges related to the fair value adjustment to acquisition-date inventories, $8 million of income tax expense based on the estimated impact of combining Measurement Specialties into our global tax position, and $7 million of charges related to acquired customer order backlog. In addition, pro forma results for the six months ended March 27, 2015 were adjusted to include $2 million of interest expense based on pro forma changes in our capital structure

        Pro forma results do not include any anticipated synergies or other anticipated benefits of the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Measurement Specialties acquisition occurred at the beginning of fiscal 2014.

6. Inventories

        Inventories consisted of the following:

	March 25, 2016	September 25, 2015
	(in millions)
Raw materials	$240	$261
Work in progress	611	581
Finished goods	784	773

Inventories	$1,635	$1,615

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 25, 2015(1)	$1,863	$2,253	$708	$4,824
Divestiture of business	—	—	(117)	(117)
Currency translation and other	(15)	(14)	(5)	(34)

March 25, 2016(1)	$1,848	$2,239	$586	$4,673

(1)
At March 25, 2016 and September 25, 2015, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $2,191 million and $669 million, respectively. Accumulated impairment losses for the Communications Solutions segment were $1,514 million and $1,626 million at March 25, 2016 and September 25, 2015, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Goodwill (Continued)

        During fiscal 2016, net goodwill of $117 million was written-off in connection with the sale of our CPD business. See Note 3 for additional information.

8. Intangible Assets, Net

        Intangible assets consisted of the following:

	March 25, 2016			September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,087	$(522)	$565	$1,150	$(524)	$626
Customer relationships	1,030	(181)	849	1,053	(148)	905
Other	35	(14)	21	37	(13)	24

Total	$2,152	$(717)	$1,435	$2,240	$(685)	$1,555

        Intangible asset amortization expense was $34 million and $38 million for the quarters ended March 25, 2016 and March 27, 2015, respectively, and $68 million and $80 million for the six months ended March 25, 2016 and March 27, 2015, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2016	$67
Fiscal 2017	133
Fiscal 2018	132
Fiscal 2019	131
Fiscal 2020	126
Fiscal 2021	123
Thereafter	723

Total	$1,435

9. Debt

        During January 2016, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $350 million aggregate principal amount of 3.700% senior notes due February 15, 2026. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

        During January 2016, TEGSA repaid, at maturity, $500 million senior floating rate notes due 2016.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Debt (Continued)

the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at March 25, 2016 and September 25, 2015.

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

        As of March 25, 2016, TEGSA had $150 million of commercial paper outstanding at a weighted-average interest rate of 0.71%. TEGSA had no commercial paper outstanding at September 25, 2015.

        The fair value of our debt, based on indicative valuations, was approximately $4,115 million at March 25, 2016 and September 25, 2015.

10. Guarantees

  Tax Sharing Agreement

        Effective June 29, 2007, we became the parent company of the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation"). Covidien was subsequently acquired and currently operates as a subsidiary of Medtronic plc.

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. The effect of the Tax Sharing Agreement is to indemnify us for 69% of certain liabilities settled in cash by us with respect to unresolved pre-separation tax matters. Pursuant to that indemnification, we have made similar indemnifications to Tyco International and Covidien with respect to 31% of certain liabilities settled in cash by the companies relating to unresolved pre-separation tax matters. If any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, we would be responsible for a portion of the defaulting party or parties' obligation. Our indemnification created under the Tax Sharing Agreement qualifies as a guarantee of a third party entity's debt under ASC 460, Guarantees. See Note 11 for additional information regarding pre-separation tax matters.

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

        At March 25, 2016, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds of $506 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $41 million and $35 million at March 25, 2016 and September 25, 2015, respectively.

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

        In October 2012, the Internal Revenue Service ("IRS") issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue involving the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS is ultimately successful in asserting its claim, it is likely to disallow an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International contends that the intercompany financing qualified as debt for U.S. income tax purposes and that the interest deductions reflected on the income tax returns were appropriate. The IRS and Tyco International were unable to resolve this matter through the IRS appeals process. On June 20, 2013, Tyco International advised us that it had received Notices of Deficiency from the IRS for certain former U.S. subsidiaries of Tyco International increasing taxable income by approximately $2.9 billion in connection with the audit of Tyco International's fiscal years 1997 through 2000. The Notices of Deficiency asserted that Tyco International owes additional taxes totaling $778 million, associated penalties of $154 million, and withholding taxes of $105 million. In addition, Tyco International received Final Partnership Administrative Adjustments for certain U.S. partnerships owned by former U.S. subsidiaries with respect to which Tyco International estimates an additional tax deficiency of approximately $30 million will be asserted. The amounts asserted by the IRS exclude any applicable deficiency interest, and do not reflect any impact to subsequent period tax liabilities in the event that the IRS prevails on some or all of its assertions. We understand that Tyco International strongly disagrees with the IRS position and has filed petitions in the U.S. Tax Court contesting the IRS's proposed adjustments. Tyco International has advised us that it believes there are meritorious defenses for the tax filings in question and that the IRS position with regard to this matter is inconsistent with the applicable tax laws and existing U.S. Treasury regulations. If the IRS were to prevail on its assertions, our share of the assessed tax, deficiency interest, and applicable withholding taxes and penalties could have a material adverse impact on our results of operations, financial position, and cash flows. We have reviewed the Notices of Deficiency, the relevant facts surrounding the intercompany debt transactions, relevant tax regulations, and applicable case law, and we continue to believe that we are adequately reserved for this matter.

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

        On January 15, 2016, Tyco International entered into Stipulations of Settled Issues (the "Stipulations") with the IRS intended to resolve all disputes related to the intercompany debt matter

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Commitments and Contingencies (Continued)

discussed above. The Stipulations are contingent upon the IRS Appeals Division applying the same settlement or framework to all intercompany debt issues on appeal for subsequent audit cycles (years 2001 through 2007) and, if applicable, the review by the U.S. Congress Joint Committee on Taxation.

        If finalized, this would resolve all aspects of the intercompany debt dispute relating to the 1997 through 2000 audit cycle before the U.S. Tax Court and subsequent audit cycles (years 2001 through 2007) before the Appeals Division of the IRS. In addition, we expect the terms of the resolution will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007. In accordance with the Tax Sharing Agreement, we, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of any payments made in connection with this matter. During the second quarter of fiscal 2016, we made a pre-payment to the IRS of $443 million, for deficiencies for which we are the primary obligor, to stop the accretion of deficiency interest. Concurrent with remitting this payment, we were reimbursed $305 million by Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we paid $2 million to Covidien for our share of deficiencies for which Covidien was the primary obligor. As a result, our net cash payment was $140 million during the second quarter of fiscal 2016.

        We do not expect to recognize any additional charges if the settlement becomes effective, as we previously recorded sufficient reserves with respect to this dispute and our obligations under the Tax Sharing Agreement.

        In the event that the case were to proceed to trial, it is our understanding that the U.S. Tax Court trial date currently scheduled to commence during October 2016 would likely be delayed to the second half of fiscal 2017.

        At March 25, 2016 and September 25, 2015, we have reflected $17 million of income tax liabilities related to the audits of Tyco International's and our income tax returns in accrued and other current liabilities as certain of these matters could be resolved within the next twelve months.

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 25, 2016, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $43 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

12. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,704 million and $3,880 million at March 25, 2016 and September 25, 2015, respectively. We recorded foreign exchange losses of $54 million and foreign exchange gains of $282 million in the quarters ended March 25, 2016 and March 27, 2015, respectively, and foreign exchange gains of

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Financial Instruments (Continued)

$1 million and $412 million in the six months ended March 25, 2016 and March 27, 2015, respectively. These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange gains or losses attributable to the translation of the net investment.

13. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Service cost	$2	$3	$12	$13
Interest cost	12	12	14	16
Expected return on plan assets	(14)	(17)	(17)	(19)
Amortization of net actuarial loss	10	6	9	9
Amortization of prior service credit	—	—	(2)	(2)

Net periodic pension benefit cost	$10	$4	$16	$17

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Service cost	$4	$5	$24	$25
Interest cost	25	24	27	31
Expected return on plan assets	(29)	(34)	(35)	(38)
Amortization of net actuarial loss	20	13	18	18
Amortization of prior service credit	—	—	(3)	(3)

Net periodic pension benefit cost	$20	$8	$31	$33

        During the six months ended March 25, 2016, we contributed $40 million to our non-U.S. pension plans.

14. Income Taxes

        We recorded income tax expense of $130 million and $94 million for the quarters ended March 25, 2016 and March 27, 2015, respectively. The tax expense for the quarter ended March 27, 2015 included an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business, partially offset by an income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes (Continued)

        We recorded income tax expense of $188 million and an income tax benefit of $15 million for the six months ended March 25, 2016 and March 27, 2015, respectively. The tax expense for the six months ended March 25, 2016 included a $25 million income tax benefit related primarily to deferred tax assets recognized in connection with the sale of our CPD business. The tax benefit for the six months ended March 27, 2015 included a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The tax benefit for the six months ended March 27, 2015 also included an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards, partially offset by an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business.

        We record accrued interest as well as penalties related to uncertain tax positions as part of income tax expense (benefit). As of March 25, 2016 and September 25, 2015, we had recorded $871 million and $1,076 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the six months ended March 25, 2016, we recognized $39 million of income tax expense related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $65 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months. Subsequent to March 25, 2016, approximately $50 million of these unrecognized income tax benefits have been resolved in connection with the effective settlement of an audit in a non-U.S. jurisdiction.

        On January 15, 2016, Tyco International entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt matters for the 1997 through 2000 audit cycle. It is uncertain if this settlement will be finalized. If finalized, unrecognized income tax benefits, in addition to the $65 million discussed above, could be resolved within the next twelve months. See Note 11 for additional information regarding the status of IRS examinations and the Stipulations.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 25, 2016.

15. Other Income (Expense), Net

        During the quarters ended March 25, 2016 and March 27, 2015, we recorded net other income of $12 million and net other expense of $5 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 10 for further information regarding the Tax Sharing Agreement.

        During the six months ended March 25, 2016 and March 27, 2015, we recorded net other income of $20 million and net other expense of $75 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the six months ended March 27, 2015 included $94 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 11 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Basic	364	407	375	407
Dilutive impact of share-based compensation arrangements	4	6	4	6

Diluted	368	413	379	413

        The following share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Antidilutive share options	3	—	3	1

17. Equity

  Common Shares

        In March 2016, our shareholders approved our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares. The authorization will remain in effect for a period of two years ending on March 2, 2018.

  Common Shares Held in Treasury

        In March 2016, our shareholders approved the cancellation of 31 million shares purchased under our share repurchase program during the period from December 27, 2014 to December 10, 2015. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

  Dividends

        In March 2016, our shareholders approved a dividend payment to shareholders of $1.48 (equivalent to CHF 1.48) per share out of contributed surplus, payable in four equal quarterly installments of $0.37 per share beginning in the third quarter of fiscal 2016 through the second quarter of fiscal 2017.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Equity (Continued)

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At March 25, 2016 and September 25, 2015, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $529 million and $260 million, respectively.

  Share Repurchase Program

        In the second quarter of fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Six Months Ended
	March 25, 2016	March 27, 2015
	(in millions)
Number of common shares repurchased	40	4
Amount repurchased	$2,415	$284

        At March 25, 2016, we had $1.3 billion of availability remaining under our share repurchase authorization.

18. Share Plans

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Share-based compensation expense	$21	$21	$43	$44

        As of March 25, 2016, there was $168 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

        During the first quarter of fiscal 2016, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted- Average Grant-Date Fair Value
	(in millions)
Share options	1.8	$14.37
Restricted share awards	0.7	65.95
Performance share awards	0.3	65.95

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Share Plans (Continued)

        As of March 25, 2016, we had 16 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	26%
Risk free interest rate	2.01%
Expected annual dividend per share	$1.32
Expected life of options (in years)	5.7

19. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Transportation Solutions	$1,608	$1,610	$3,115	$3,222
Industrial Solutions	738	797	1,447	1,581
Communications Solutions	606	675	1,223	1,328

Total(1)	$2,952	$3,082	$5,785	$6,131

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016		March 27, 2015	March 25, 2016		March 27, 2015
	(in millions)
Transportation Solutions	$289		$323	$550		$618
Industrial Solutions	63		84	129		170
Communications Solutions	183	(1)	41	254	(1)	85

Total	$535		$448	$933		$873

(1)
Includes pre-tax gain of $146 million on the sale of our CPD business during the second quarter of fiscal 2016.

20. Subsequent Event

        On April 4, 2016, we acquired the Creganna Medical group, a global leader in the design and manufacture of minimally invasive delivery and access medical devices, for a cash purchase price of approximately $900 million, net of cash acquired. The transaction is subject to a final working capital adjustment. This business will be reported as part of our Industrial Solutions segment.

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 25, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,952	$—	$2,952
Cost of sales	—	—	1,990	—	1,990

Gross margin	—	—	962	—	962
Selling, general, and administrative expenses(1)	49	65	253	—	367
Research, development, and engineering expenses	—	—	156	—	156
Acquisition and integration costs	—	—	3	—	3
Restructuring and other credits, net	—	—	(99)	—	(99)

Operating income (loss)	(49)	(65)	649	—	535
Interest income	—	—	4	—	4
Interest expense	—	(31)	(1)	—	(32)
Other income, net	—	—	12	—	12
Equity in net income of subsidiaries	445	526	—	(971)	—
Equity in net income (loss) of subsidiaries of discontinued operations	(9)	60	—	(51)	—
Intercompany interest income (expense), net	(7)	15	(8)	—	—

Income from continuing operations before income taxes	380	505	656	(1,022)	519
Income tax expense	—	—	(130)	—	(130)

Income from continuing operations	380	505	526	(1,022)	389
Income (loss) from discontinued operations, net of income taxes(2)	—	(69)	60	—	(9)

Net income	380	436	586	(1,022)	380
Other comprehensive income	14	14	29	(43)	14

Comprehensive income	$394	$450	$615	$(1,065)	$394

(1)
TEGSA selling, general, and administrative expenses include losses of $37 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

(2)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,082	$—	$3,082
Cost of sales	—	—	2,031	—	2,031

Gross margin	—	—	1,051	—	1,051
Selling, general, and administrative expenses(1)	37	(146)	500	—	391
Research, development, and engineering expenses	—	—	160	—	160
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	38	—	38

Operating income (loss)	(37)	146	339	—	448
Interest income	—	—	4	—	4
Interest expense	—	(36)	(1)	—	(37)
Other expense, net	—	—	(5)	—	(5)
Equity in net income of subsidiaries	351	229	—	(580)	—
Equity in net income of subsidiaries of discontinued operations	283	283	—	(566)	—
Intercompany interest income (expense), net	2	12	(14)	—	—

Income from continuing operations before income taxes	599	634	323	(1,146)	410
Income tax expense	—	—	(94)	—	(94)

Income from continuing operations	599	634	229	(1,146)	316
Income from discontinued operations, net of income taxes	—	—	283	—	283

Net income	599	634	512	(1,146)	599
Other comprehensive loss	(193)	(193)	(195)	388	(193)

Comprehensive income	$406	$441	$317	$(758)	$406

(1)
TEGSA selling, general, and administrative expenses include gains of $123 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 25, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$5,785	$—	$5,785
Cost of sales	—	—	3,878	—	3,878

Gross margin	—	—	1,907	—	1,907
Selling, general, and administrative expenses(1)	85	37	585	—	707
Research, development, and engineering expenses	—	—	318	—	318
Acquisition and integration costs	—	—	8	—	8
Restructuring and other credits, net	—	—	(59)	—	(59)

Operating income (loss)	(85)	(37)	1,055	—	933
Interest income	—	—	10	—	10
Interest expense	—	(61)	(1)	—	(62)
Other income, net	—	—	20	—	20
Equity in net income of subsidiaries	806	877	—	(1,683)	—
Equity in net income of subsidiaries of discontinued operations	20	136	—	(156)	—
Intercompany interest income (expense), net	(8)	27	(19)	—	—

Income from continuing operations before income taxes	733	942	1,065	(1,839)	901
Income tax expense	—	—	(188)	—	(188)

Income from continuing operations	733	942	877	(1,839)	713
Income (loss) from discontinued operations, net of income taxes(2)	—	(116)	136	—	20

Net income	733	826	1,013	(1,839)	733
Other comprehensive loss	(76)	(76)	(57)	133	(76)

Comprehensive income	$657	$750	$956	$(1,706)	$657

(1)
TEGSA selling, general, and administrative expenses include losses of $37 million related to intercompany transactions. These losses are offset by corresponding gains recorded by Other Subsidiaries.

(2)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 27, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,131	$—	$6,131
Cost of sales	—	—	4,060	—	4,060

Gross margin	—	—	2,071	—	2,071
Selling, general, and administrative expenses(1)	78	(155)	854	—	777
Research, development, and engineering expenses	—	—	320	—	320
Acquisition and integration costs	—	—	38	—	38
Restructuring and other charges, net	—	—	63	—	63

Operating income (loss)	(78)	155	796	—	873
Interest income	—	—	9	—	9
Interest expense	—	(70)	(1)	—	(71)
Other expense, net	—	—	(75)	—	(75)
Equity in net income of subsidiaries	825	715	—	(1,540)	—
Equity in net income of subsidiaries of discontinued operations	320	320	—	(640)	—
Intercompany interest income (expense), net	4	25	(29)	—	—

Income from continuing operations before income taxes	1,071	1,145	700	(2,180)	736
Income tax benefit	—	—	15	—	15

Income from continuing operations	1,071	1,145	715	(2,180)	751
Income from discontinued operations, net of income taxes	—	—	320	—	320

Net income	1,071	1,145	1,035	(2,180)	1,071
Other comprehensive loss	(399)	(399)	(403)	802	(399)

Comprehensive income	$672	$746	$632	$(1,378)	$672

(1)
TEGSA selling, general, and administrative expenses include gains of $123 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 25, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,150	$—	$1,150
Accounts receivable, net	—	—	2,095	—	2,095
Inventories	—	—	1,635	—	1,635
Intercompany receivables	21	2,133	237	(2,391)	—
Prepaid expenses and other current assets	8	10	516	—	534

Total current assets	29	2,143	5,633	(2,391)	5,414
Property, plant, and equipment, net	—	—	2,899	—	2,899
Goodwill	—	—	4,673	—	4,673
Intangible assets, net	—	—	1,435	—	1,435
Deferred income taxes	—	—	2,458	—	2,458
Investment in subsidiaries	10,009	20,160	—	(30,169)	—
Intercompany loans receivable	18	2,489	10,662	(13,169)	—
Receivable from Tyco International plc and Covidien plc	—	—	679	—	679
Other assets	—	17	266	—	283

Total Assets	$10,056	$24,809	$28,705	$(45,729)	$17,841

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$150	$2	$—	$152
Accounts payable	2	—	1,114	—	1,116
Accrued and other current liabilities	610	46	1,063	—	1,719
Deferred revenue	—	—	110	—	110
Intercompany payables	2,038	205	148	(2,391)	—

Total current liabilities	2,650	401	2,437	(2,391)	3,097
Long-term debt	—	3,731	1	—	3,732
Intercompany loans payable	—	10,661	2,508	(13,169)	—
Long-term pension and postretirement liabilities	—	—	1,315	—	1,315
Deferred income taxes	—	—	291	—	291
Income taxes	—	—	1,552	—	1,552
Other liabilities	—	7	441	—	448

Total Liabilities	2,650	14,800	8,545	(15,560)	10,435

Total Shareholders' Equity	7,406	10,009	20,160	(30,169)	7,406

Total Liabilities and Shareholders' Equity	$10,056	$24,809	$28,705	$(45,729)	$17,841

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 25, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(119)	$(98)	$739	$—	$522
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(119)	(98)	737	—	520

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	—	(6)	—	(6)
Proceeds from divestiture of business, net of cash retained by business sold	—	199	62	—	261
Change in intercompany loans	—	(137)	—	137	—
Other(1)	—	(132)	161	—	29

Net cash provided by (used in) investing activities	—	(70)	(52)	137	15

Cash Flows From Financing Activities:
Changes in parent company equity(2)	358	173	(531)	—	—
Net increase in commercial paper	—	150	—	—	150
Proceeds from issuance of long-term debt	—	349	1	—	350
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from exercise of share options	—	—	61	—	61
Repurchase of common shares	(2,523)	—	—	—	(2,523)
Payment of common share dividends to shareholders	(248)	—	3	—	(245)
Loan activity with parent	2,532	—	(2,395)	(137)	—
Transfers to discontinued operations	—	—	(2)	—	(2)
Other	—	(4)	(1)	—	(5)

Net cash provided by (used in) continuing financing activities	119	168	(2,864)	(137)	(2,714)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	119	168	(2,862)	(137)	(2,712)

Effect of currency translation on cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	—	(2,179)	—	(2,179)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$1,150	$—	$1,150

(1)
Includes the internal allocation of proceeds of $132 million between TEGSA and Other Subsidiaries associated with the divestiture of our BNS business.

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

        Highlights for the second quarter and first six months of fiscal 2016 include the following:

  •
  Our net sales decreased 4.2% in the second quarter of fiscal 2016 as compared to the same period of fiscal 2015 due primarily to declines in the Industrial Solutions and Communications Solutions segments. In the first six months of fiscal 2016, our net sales decreased 5.6% as compared to the first six months of fiscal 2015 with declines in all segments. Foreign currency exchange rates negatively impacted net sales by $75 million and $257 million in the second quarter and first six months of fiscal 2016, respectively.

  •
  On an organic basis, net sales decreased 2.0% and 1.6% in the second quarter and first six months of fiscal 2016, respectively, as compared to the same periods of fiscal 2015. Our organic net sales by segment were as follows:

  •
  Transportation Solutions—Our organic net sales increased 3.2% and 2.1% in the second quarter and first six months of fiscal 2016, respectively, due primarily to increased sales in our automotive and sensors end markets.

  •
  Industrial Solutions—Our organic net sales decreased 7.4% and 6.9% during the second quarter and first six months of fiscal 2016, respectively, due primarily to decreased sales in the aerospace, defense, oil, and gas, and industrial equipment end markets.

  •
  Communications Solutions—Our organic net sales decreased 8.3% and 4.4% in the second quarter and first six months of fiscal 2016, respectively, with sales declines in the data and devices, and appliances end markets, partially offset by sales increases in the subsea communications end market.

  •
  Net cash provided by continuing operating activities decreased $33 million to $522 million in the first six months of fiscal 2016 from $555 million in the same period of fiscal 2015. Free cash flow increased to $402 million in the first six months of fiscal 2016 as compared to $296 million in the same period of fiscal 2015.

  •
  During the second quarter of fiscal 2016, we completed the sale of our Circuit Protection Devices ("CPD") business. We acquired the Creganna Medical group ("Creganna") subsequent to the end of the second quarter of fiscal 2016.

Outlook

        In the third quarter of fiscal 2016, we expect net sales to be between $3.0 billion and $3.2 billion. This reflects sales growth in the Industrial Solutions and Transportation Solutions segments, offset by sales declines in the Communications Solutions segment in the third quarter of fiscal 2016 relative to the third quarter of fiscal 2015. Additional information regarding expectations for our reportable segments for the third quarter of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our sales to increase in the automotive and, to a lesser degree, commercial transportation end markets during the third quarter of fiscal 2016 as compared to the same period of fiscal 2015.

  •
  Industrial Solutions—We expect our sales to increase during the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 due primarily to the acquisition of Creganna which is expected to contribute sales of approximately $60 million in the third quarter of fiscal 2016. This increase is expected to be partially offset by continued weakness in the oil and gas market.

  •
  Communications Solutions—We expect our sales to decline in the data and devices end market in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 due to the divestiture of the CPD business and the strategic exit of certain product lines. This decline is expected to be partially offset by sales growth in the subsea communications end market.

We expect diluted earnings per share to be in the range of $0.90 to $0.96 per share in the third quarter of fiscal 2016. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $23 million and $0.01 per share, respectively, in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015.

        For fiscal 2016, which will be 53 weeks in length, we expect net sales to be between $12.1 billion and $12.5 billion, reflecting sales increases in the Transportation Solutions and Industrial Solutions segments, offset by sales declines in the Communications Solutions segment from fiscal 2015 levels. Additional information regarding expectations for our reportable segments for fiscal 2016 is as follows:

  •
  Transportation Solutions—During fiscal 2016, we expect our sales growth in the automotive end market to exceed an anticipated 2% to 2.5% growth in global automotive production as compared to fiscal 2015.

  •
  Industrial Solutions—We expect our sales increase attributable to the acquisition of Creganna to be partially offset by sales declines in China and continued weakness in the oil and gas market in fiscal 2016 as compared to fiscal 2015.

  •
  Communications Solutions—We expect our sales to decline in the data and devices end market during fiscal 2016 as compared to fiscal 2015 as a result of the divestiture of the CPD business and the exit of certain product lines. This decline is expected to be partially offset by sales growth in the subsea communications end market.

We expect diluted earnings per share to be in the range of $3.92 to $4.12 per share in fiscal 2016. This outlook includes approximately $200 million in net sales and $0.10 earnings per share resulting from an additional week in fiscal 2016. Also, this outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $284 million and $0.10 per share, respectively, in fiscal 2016 as compared to fiscal 2015.

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

Acquisition

        On April 4, 2016, we acquired Creganna, a global leader in the design and manufacture of minimally invasive delivery and access medical devices, for a cash purchase price of approximately $900 million, net of cash acquired. The transaction is subject to a final working capital adjustment. This business will be reported as part of the Industrial Equipment business within our Industrial Solutions segment.

Divestiture

        During the second quarter of fiscal 2016, we sold our CPD business for $350 million, subject to working capital adjustments, of which we received $261 million during the quarter ended March 25, 2016. We recognized a pre-tax gain of $146 million on the transaction. The CPD business was reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Six Months Ended
	March 25, 2016		March 27, 2015		March 25, 2016		March 27, 2015
	($ in millions)
Transportation Solutions	$1,608	54%	$1,610	52%	$3,115	54%	$3,222	52%
Industrial Solutions	738	25	797	26	1,447	25	1,581	26
Communications Solutions	606	21	675	22	1,223	21	1,328	22

Total	$2,952	100%	$3,082	100%	$5,785	100%	$6,131	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 25, 2016 versus Net Sales for the Quarter Ended March 27, 2015						Change in Net Sales for the Six Months Ended March 25, 2016 versus Net Sales for the Six Months Ended March 27, 2015
	Organic		Translation	Acquisitions (Divestiture)	Total		Organic		Translation	Acquisitions (Divestiture)	Total
	($ in millions)
Transportation Solutions	$52	3.2%	$(54)	$—	$(2)	(0.1)%	$68	2.1%	$(175)	$—	$(107)	(3.3)%
Industrial Solutions	(59)	(7.4)	(16)	16	(59)	(7.4)	(109)	(6.9)	(62)	37	(134)	(8.5)
Communications Solutions	(52)	(8.3)	(5)	(12)	(69)	(10.2)	(54)	(4.4)	(20)	(31)	(105)	(7.9)

Total	$(59)	(2.0)%	$(75)	$4	$(130)	(4.2)%	$(95)	(1.6)%	$(257)	$6	$(346)	(5.6)%

        Net sales decreased $130 million, or 4.2%, in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. The decrease resulted primarily from the negative impact of foreign currency translation of 2.3% and organic net sales declines of 2.0%. Organic net sales were adversely affected by price erosion of $50 million, due primarily to contractual foreign currency price adjustments.

        In the first six months of fiscal 2016, net sales decreased $346 million, or 5.6%, as compared to the first six months of fiscal 2015 due primarily to the negative impact of foreign currency translation of 4.1% and organic net sales declines of 1.6%. Organic net sales were adversely affected by price erosion of $103 million, driven by contractual foreign currency price adjustments.

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

        Approximately 53% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2016.

        The following table sets forth our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Six Months Ended
	March 25, 2016		March 27, 2015		March 25, 2016		March 27, 2015
	($ in millions)
Americas(2)	$992	34%	$1,050	34%	$1,963	34%	$2,009	33%
Asia–Pacific	941	32	1,021	33	1,863	32	2,113	34
Europe/Middle East/Africa ("EMEA")	1,019	34	1,011	33	1,959	34	2,009	33

Total	$2,952	100%	$3,082	100%	$5,785	100%	$6,131	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas includes our subsea communications business.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 25, 2016 versus Net Sales for the Quarter Ended March 27, 2015						Change in Net Sales for the Six Months Ended March 25, 2016 versus Net Sales for the Six Months Ended March 27, 2015
	Organic		Translation	Acquisitions (Divestiture)	Total		Organic		Translation	Acquisitions (Divestiture)	Total
	($ in millions)
Americas	$(53)	(5.1)%	$(18)	$13	$(58)	(5.5)%	$(28)	(1.5)%	$(45)	$27	$(46)	(2.3)%
Asia–Pacific	(43)	(4.2)	(26)	(11)	(80)	(7.8)	(164)	(7.8)	(58)	(28)	(250)	(11.8)
EMEA	37	3.6	(31)	2	8	0.8	97	4.8	(154)	7	(50)	(2.5)

Total	$(59)	(2.0)%	$(75)	$4	$(130)	(4.2)%	$(95)	(1.6)%	$(257)	$6	$(346)	(5.6)%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin in dollars and as a percentage of net sales, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Cost of sales	$1,990	$2,031	$(41)	$3,878	$4,060	$(182)
As a percentage of net sales	67.4%	65.9%	1.5%	67.0%	66.2%	0.8%
Gross margin	$962	$1,051	$(89)	$1,907	$2,071	$(164)
As a percentage of net sales	32.6%	34.1%	(1.5)%	33.0%	33.8%	(0.8)%

        Gross margin decreased $89 million in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 due primarily to price erosion and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

        Gross margin decreased $164 million in the first six months of fiscal 2016 as compared to the same period of fiscal 2015. In the first six months of fiscal 2015, gross margin included charges of $33 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties, Inc. ("Measurement Specialties"). Excluding this item, gross margin decreased due primarily to price erosion and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

        Cost of sales and gross margin are subject to variability in raw material prices, and the price of many of our raw materials continues to fluctuate. We expect to purchase approximately 159 million pounds of copper, 110,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2016. The following table sets forth the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Copper	Lb.	$2.57	$3.08	$2.66	$3.12
Gold	Troy oz.	1,203	1,279	1,208	1,282
Silver	Troy oz.	15.77	19.29	16.01	19.25

Operating Expenses

        The following table presents operating expenses in dollars and selling, general, and administrative expenses as a percentage of net sales, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$367	$391	$(24)	$707	$777	$(70)
As a percentage of net sales	12.4%	12.7%	(0.3)%	12.2%	12.7%	(0.5)%
Research, development, and engineering expenses	$156	$160	$(4)	$318	$320	$(2)
Acquisition and integration costs	$3	$14	$(11)	$8	$38	$(30)
Restructuring and other charges (credits), net	$(99)	$38	$(137)	$(59)	$63	$(122)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $24 million in the second quarter of fiscal 2016 from the second quarter of fiscal 2015. Selling, general, and administrative expenses decreased $70 million in the first six months of fiscal 2016 from the same period of fiscal 2015. The decreases resulted primarily from cost control measures and savings attributable to restructuring actions.

        Acquisition and Integration Costs.    In the second quarter and first six months of fiscal 2016, we incurred acquisition and integration costs of $3 million and $8 million, respectively, related primarily to the acquisitions of Measurement Specialties and Creganna. During the second quarter and first six months of fiscal 2015, we incurred acquisition and integration costs of $14 million and $38 million, respectively, related primarily to the acquisitions of Measurement Specialties and the SEACON Group.

        Restructuring and Other Charges (Credits), Net.    We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth. During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments.

        We incurred restructuring charges of $61 million during the first six months of fiscal 2016. We expect to incur net restructuring charges of approximately $100 million during fiscal 2016. Cash spending related to restructuring was $43 million during the first six months of fiscal 2016, and we expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2016. Annualized cost savings related to these actions are expected to be approximately $65 million and are expected to be realized by the end of fiscal 2017. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses

        During the second quarter of fiscal 2016, we recognized a pre-tax gain of $146 million on the sale of our CPD business.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges (credits).

Operating Income

        The following table presents operating income and operating margin, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Operating income	$535	$448	$87	$933	$873	$60
Operating margin	18.1%	14.5%	3.6%	16.1%	14.2%	1.9%

        Operating income included the following special items:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$14	$8	$38
Charges associated with the amortization of acquisition-related fair value adjustments	1	6	2	33
Restructuring charges related to acquisitions	—	2	—	2

	4	22	10	73
Restructuring and other charges (credits), net	(99)	36	(59)	61

Total	$(95)	$58	$(49)	$134

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating items, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	(in millions)
Interest expense	$32	$37	$(5)	$62	$71	$(9)
Other income (expense), net	$12	$(5)	$17	$20	$(75)	$95
Income tax expense (benefit)	$130	$94	$36	$188	$(15)	$203
Income (loss) from discontinued operations, net of income taxes	$(9)	$283	$(292)	$20	$320	$(300)

        Other Income (Expense), Net.    During the quarters ended March 25, 2016 and March 27, 2015, we recorded net other income of $12 million and net other expense of $5 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 10 to the Condensed Consolidated Financial Statements for further information regarding the Tax Sharing Agreement.

        During the six months ended March 25, 2016 and March 27, 2015, we recorded net other income of $20 million and net other expense of $75 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the six months ended March 27, 2015 included $94 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

        Income Taxes.    We recorded income tax expense of $130 million and $94 million for the quarters ended March 25, 2016 and March 27, 2015, respectively. The tax expense for the quarter ended March 27, 2015 included an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the Broadband Network Solutions ("BNS") business, partially offset by an income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007.

        We recorded income tax expense of $188 million and an income tax benefit of $15 million for the six months ended March 25, 2016 and March 27, 2015, respectively. The tax expense for the six months ended March 25, 2016 included a $25 million income tax benefit related primarily to deferred tax assets recognized in connection with the sale of our CPD business. The tax benefit for the six months ended March 27, 2015 included a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The tax benefit for the six months ended March 27, 2015 also included an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards, partially offset by an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business.

        Discontinued Operations.    During the fourth quarter of fiscal 2015, we sold our BNS business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During the six months ended March 25, 2016, we recognized an additional pre-tax gain of $20 million on the divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 25, 2016		March 27, 2015		March 25, 2016		March 27, 2015
	($ in millions)
Automotive	$1,215	76%	$1,211	75%	$2,355	75%	$2,435	76%
Commercial Transportation	208	13	211	13	394	13	420	13
Sensors	185	11	188	12	366	12	367	11

Total	$1,608	100%	$1,610	100%	$3,115	100%	$3,222	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2016 versus Net Sales for the Quarter Ended March 27, 2015					Change in Net Sales for the Six Months Ended March 25, 2016 versus Net Sales for the Six Months Ended March 27, 2015
	Organic		Translation	Total		Organic		Translation	Total
	($ in millions)
Automotive	$47	3.9%	$(43)	$4	0.3%	$58	2.4%	$(138)	$(80)	(3.3)%
Commercial Transportation	1	0.7	(4)	(3)	(1.4)	(9)	(2.1)	(17)	(26)	(6.2)
Sensors	4	1.9	(7)	(3)	(1.6)	19	5.3	(20)	(1)	(0.3)

Total	$52	3.2%	$(54)	$(2)	(0.1)%	$68	2.1%	$(175)	$(107)	(3.3)%

        In the second quarter of fiscal 2016, net sales in the Transportation Solutions segment were flat as compared to the same period of fiscal 2015 as the negative impact of foreign currency translation of

3.3% was largely offset by organic sales growth of 3.2%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 3.9% in the second quarter of fiscal 2016 with growth of 8.0% in the Asia–Pacific region and 4.0% in the EMEA region, partially offset by a 4.5% decrease in the Americas region. Our growth in the Asia–Pacific region was driven by increased market share and demand in China, and market improvement in Korea and Japan. In the EMEA region, our organic net sales increase outpaced growth in automotive production due to increased electronification and new model launches. The Americas region was negatively impacted by market weakness in North America and macroeconomic conditions in Brazil.

  •
  Commercial transportation—Our organic net sales increased 0.7% in the second quarter of fiscal 2016 due primarily to growth in the heavy truck market in the EMEA region and China, partially offset by decreased demand in North America.

  •
  Sensors—Our organic net sales increased 1.9% in the second quarter of fiscal 2016 due to strength in the data and devices, and automotive markets, partially offset by weakness in the industrial equipment market.

        Net sales in the Transportation Solutions segment decreased $107 million, or 3.3%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015 due to the negative impact of foreign currency translation of 5.4%, partially offset by organic net sales growth of 2.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 2.4% in the first six months of fiscal 2016. The increase was due to growth of 5.1% in the EMEA region and 1.5% in the Asia–Pacific region, partially offset by a decrease of 1.3% in the Americas region. In the EMEA region, our organic net sales increase exceeded growth in automotive production due to electronification and new model launches. Our growth in the Asia–Pacific region resulted from market improvement in Japan and Korea. The Americas region was adversely impacted by market weakness in North America and macroeconomic conditions in Brazil.

  •
  Commercial transportation—Our organic net sales decreased 2.1% in the first six months of fiscal 2016 due primarily to declines in the heavy truck market, with decreased demand in North America partially offset by growth in the EMEA region and China. In addition, there was continued weakness in the construction and agriculture markets with declines in all regions.

  •
  Sensors—Our organic net sales increased 5.3% in the first six months of fiscal 2016 due to increased sales in the data and devices, commercial transportation, medical, and aerospace and defense markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Operating income	$289	$323	$(34)	$550	$618	$(68)
Operating margin	18.0%	20.1%	(2.1)%	17.7%	19.2%	(1.5)%

        The Transportation Solutions segment's operating income included the following special items:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$4	$4	$19
Charges associated with the amortization of acquisition-related fair value adjustments	—	4	—	30
Restructuring charges related to acquisitions	—	2	—	2

	1	10	4	51
Restructuring and other charges, net	15	—	31	1

Total	$16	$10	$35	$52

        In the second quarter of fiscal 2016, operating income in the Transportation Solutions segment decreased $34 million as compared to the second quarter of fiscal 2015. Operating income in the Transportation Solutions segment decreased $68 million in the first six months of fiscal 2016 from the same period of fiscal 2015. Excluding the special items presented in the table above, operating income decreased in the second quarter and first six months of fiscal 2016 primarily as a result of the negative impact of price erosion and changes in foreign currency exchange rates, partially offset by lower material costs.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 25, 2016		March 27, 2015		March 25, 2016		March 27, 2015
	($ in millions)
Industrial Equipment	$308	42%	$324	41%	$597	41%	$635	40%
Aerospace, Defense, Oil, and Gas	273	37	303	38	525	36	595	38
Energy	157	21	170	21	325	23	351	22

Total	$738	100%	$797	100%	$1,447	100%	$1,581	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2016 versus Net Sales for the Quarter Ended March 27, 2015						Change in Net Sales for the Six Months Ended March 25, 2016 versus Net Sales for the Six Months Ended March 27, 2015
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$(26)	(7.9)%	$(4)	$14	$(16)	(4.9)%	$(49)	(7.6)%	$(19)	$30	$(38)	(6.0)%
Aerospace, Defense, Oil, and Gas	(29)	(9.6)	(3)	2	(30)	(9.9)	(62)	(10.3)	(15)	7	(70)	(11.8)
Energy	(4)	(2.4)	(9)	—	(13)	(7.6)	2	0.5	(28)	—	(26)	(7.4)

Total	$(59)	(7.4)%	$(16)	$16	$(59)	(7.4)%	$(109)	(6.9)%	$(62)	$37	$(134)	(8.5)%

        Net sales in the Industrial Solutions segment decreased $59 million, or 7.4%, in the second quarter of fiscal 2016 from the second quarter of fiscal 2015 as a result of organic net sales declines of 7.4% and the negative impact of foreign currency translation of 2.0%, partially offset by sales contributions from acquisitions of 2.0%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 7.9% in the second quarter of fiscal 2016 due primarily to market weakness in the Americas and Asia–Pacific regions.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 9.6% in the second quarter of fiscal 2016 with declines in both the oil and gas market and the aerospace and defense market. In the oil and gas market, our organic net sales decrease was due primarily to continuing market weakness resulting from declines in oil prices. Our organic net sales increase in the aerospace market was more than offset by declines in the defense market resulting from weakness across our distribution channel.

  •
  Energy—Our organic net sales decreased 2.4% in the second quarter of fiscal 2016 as a result of market weakness in the Asia–Pacific and EMEA regions, partially offset by growth in the Americas region.

        In the first six months of fiscal 2016, net sales in the Industrial Solutions segment decreased $134 million, or 8.5%, from the same period of fiscal 2015 due to organic net sales declines of 6.9% and the negative impact of foreign currency translation of 3.9%, partially offset by sales contributions from acquisitions of 2.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 7.6% in the first six months of fiscal 2016 due to continuing market weakness in the Americas and Asia–Pacific regions, partially offset by growth in the EMEA region.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 10.3% in the first six months of fiscal 2016 with declines in both the oil and gas market and the aerospace and defense market. In the oil and gas market, our organic net sales decrease was due primarily to continuing market weakness resulting from declines in oil prices. Weakness across our distribution channel negatively impacted our organic net sales in the defense market.

  •
  Energy—Our organic net sales increased 0.5% in the first six months of fiscal 2016 as a result of growth in the Americas and EMEA regions, partially offset by market weakness in the Asia–Pacific region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Operating income	$63	$84	$(21)	$129	$170	$(41)
Operating margin	8.5%	10.5%	(2.0)%	8.9%	10.8%	(1.9)%

        The Industrial Solutions segment's operating income included the following special items:

	For the Quarters Ended		For the Six Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$10	$4	$19
Charges associated with the amortization of acquisition-related fair value adjustments	1	2	2	3

	3	12	6	22
Restructuring and other charges, net	18	16	27	18

Total	$21	$28	$33	$40

        Operating income in the Industrial Solutions segment decreased $21 million in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015. In the first six months of fiscal 2016, operating income in the Industrial Solutions segment decreased $41 million from the same period of fiscal 2015. Excluding the special items presented in the table above, operating income decreased in the second quarter and first six months of fiscal 2016 due primarily to lower volume, partially offset by lower material costs.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 25, 2016		March 27, 2015		March 25, 2016		March 27, 2015
	($ in millions)
Data and Devices	$259	43%	$346	51%	$523	43%	$707	53%
Subsea Communications	200	33	170	25	423	34	304	23
Appliances	147	24	159	24	277	23	317	24

Total	$606	100%	$675	100%	$1,223	100%	$1,328	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 25, 2016 versus Net Sales for the Quarter Ended March 27, 2015						Change in Net Sales for the Six Months Ended March 25, 2016 versus Net Sales for the Six Months Ended March 27, 2015
	Organic		Translation	Divestiture	Total		Organic		Translation	Divestiture	Total
	($ in millions)
Data and Devices	$(72)	(24.2)%	$(3)	$(12)	$(87)	(25.1)%	$(142)	(23.8)%	$(11)	$(31)	$(184)	(26.0)%
Subsea Communications	30	17.6	—	—	30	17.6	119	39.1	—	—	119	39.1
Appliances	(10)	(6.4)	(2)	—	(12)	(7.5)	(31)	(9.8)	(9)	—	(40)	(12.6)

Total	$(52)	(8.3)%	$(5)	$(12)	$(69)	(10.2)%	$(54)	(4.4)%	$(20)	$(31)	$(105)	(7.9)%

        In the second quarter of fiscal 2016, net sales in the Communications Solutions segment decreased $69 million, or 10.2%, from the second quarter of fiscal 2015 due primarily to organic net sales declines of 8.3% and sales declines resulting from a divestiture of 1.8%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 24.2% in the second quarter of fiscal 2016 due to the strategic exit of certain low margin product lines, market weakness in the Asia–Pacific and Americas regions, and reduced demand resulting from high inventory levels at distributors.

  •
  Subsea communications—Our organic net sales increased 17.6% in the second quarter of fiscal 2016 as a result of increased levels of project activity.

  •
  Appliances—Our organic net sales decreased 6.4% in the second quarter of fiscal 2016 as a result of weak demand attributable to high inventory levels at distributors in the Asia–Pacific and Americas regions, partially offset by an increase in direct sales in the EMEA region.

        Net sales in the Communications Solutions segment decreased $105 million, or 7.9%, in the first six months of fiscal 2016 as compared to the same period of fiscal 2015 due to organic net sales declines of 4.4%, sales declines resulting from a divestiture of 2.3%, and the negative impact of foreign currency translation of 1.2%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 23.8% in the first six months of fiscal 2016 due to the strategic exit of certain low margin product lines, market weakness in the Asia–Pacific and Americas regions, and high inventory levels at distributors.

  •
  Subsea communications—Our organic net sales increased 39.1% in the first six months of fiscal 2016 as a result of increased levels of project activity.

  •
  Appliances—Our organic net sales decreased 9.8% in the first six months of fiscal 2016 due primarily to high inventory levels at distributors in the Asia–Pacific and Americas regions, partially offset by an increase in direct sales in the EMEA region.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin, as well as the changes from the same periods of fiscal 2015:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016	March 27, 2015	Increase (Decrease)	March 25, 2016	March 27, 2015	Increase (Decrease)
	($ in millions)
Operating income	$183	$41	$142	$254	$85	$169
Operating margin	30.2%	6.1%	24.1%	20.8%	6.4%	14.4%

        The Communications Solutions segment's operating income included the following special items:

	For the Quarters Ended			For the Six Months Ended
	March 25, 2016		March 27, 2015	March 25, 2016		March 27, 2015
	(in millions)
Restructuring and other charges (credits), net	$(132)	(1)	$20	$(117)	(1)	$42

(1)
Includes pre-tax gain of $146 million on the sale of our CPD business during the second quarter of fiscal 2016.

        Operating income in the Communications Solutions segment increased $142 million in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015, due primarily to the divestiture of the CPD business. Excluding the special items presented in the table above, operating income decreased in the second quarter of fiscal 2016, resulting primarily from lower volume, partially offset by lower material costs.

        In the first six months of fiscal 2016, operating income in the Communications Solutions segment increased $169 million as compared to the same period of fiscal 2015, primarily as a result of the divestiture of the CPD business. Excluding the special items presented in the table above, operating income increased in the first six months of fiscal 2016, due primarily to lower material costs and savings attributable to restructuring actions, partially offset by lower volume.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net cash provided by operating activities	$520	$693
Net cash provided by (used in) investing activities	15	(2,030)
Net cash used in financing activities	(2,712)	(383)
Effect of currency translation on cash	(2)	(40)

Net decrease in cash and cash equivalents	$(2,179)	$(1,760)

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program; to acquire strategic businesses or product lines; to pay distributions or dividends on our common shares; or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. On April 4, 2016, we acquired Creganna. See additional information in Note 20 to the Condensed Consolidated Financial Statements. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first six months of fiscal 2016, net cash provided by continuing operating activities decreased $33 million to $522 million from $555 million in the first six months of fiscal 2015. The decrease resulted primarily from net payments related to pre-separation tax matters, partially offset by the favorable effects of changes in inventory levels.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2016 and 2015 was $635 million and $170 million, respectively. Payments made in the first six months of fiscal 2016 and 2015 included $443 million and $26 million, respectively, for tax deficiencies related to pre-separation U.S. tax matters. Also during the first six months of fiscal 2016, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to indemnifications for pre-separation U.S. tax matters. See Note 11 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $402 million in the first six months of fiscal 2016 as compared to $296 million in the first six months of fiscal 2015. The increase in free cash flow was driven primarily by the favorable effects of changes in inventory levels.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Six Months Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net cash provided by continuing operating activities	$522	$555
Capital expenditures	(270)	(291)
Proceeds from sale of property, plant, and equipment	1	6
Payments related to pre-separation U.S. tax matters, net	140	26
Payments related to income taxes on the sale of the BNS business	9	—

Free cash flow	$402	$296

Cash Flows from Investing Activities

        Capital spending was $270 million and $291 million in the first six months of fiscal 2016 and 2015, respectively. We expect fiscal 2016 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During fiscal 2016, we received net cash proceeds of $261 million related to the sale of our CPD business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

        In the first quarter of fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest.

Cash Flows from Financing Activities and Capitalization

        Total debt at March 25, 2016 and September 25, 2015 was $3,884 million. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During January 2016, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $350 million aggregate principal amount of 3.700% senior notes due February 15, 2026. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

        During January 2016, TEGSA repaid, at maturity, $500 million senior floating rate notes due 2016.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at March 25, 2016 and September 25, 2015.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 25, 2016, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $245 million and $236 million in the first six months of fiscal 2016 and 2015, respectively.

        In March 2016, our shareholders approved a dividend payment to shareholders of $1.48 (equivalent to CHF 1.48) per share out of contributed surplus, payable in four equal quarterly installments of $0.37 per share beginning in the third quarter of fiscal 2016 through the second quarter of fiscal 2017.

        In the second quarter of fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. We repurchased approximately 40 million of our common shares for $2,415 million and approximately four million of our common shares for $284 million under our share repurchase authorization during the first six months of fiscal 2016 and 2015, respectively. At March 25, 2016, we had $1.3 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

Legal Proceedings

        In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows. However, the proceedings discussed in "Income Tax Matters" in Note 11 to the Condensed Consolidated Financial Statements could have a material effect on our results of operations, financial position, or cash flows.

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

Income Tax Matters

        In connection with the separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See "Income Tax Matters" in Note 11 to the Condensed Consolidated Financial Statements for further information regarding income tax matters, including the disputed issue related to the tax treatment of certain intercompany debt transactions.

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

        At March 25, 2016, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds of $506 million.

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015. There were no significant changes to this information during the six months ended March 25, 2016.

Accounting Pronouncements

        See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently issued and recently adopted accounting pronouncements.

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

  •
  reliance on third-party suppliers;

  •
  risks associated with our acquisition of Creganna;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2016. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 25, 2016. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 25, 2016.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 25, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 as described under "Income Tax Matters" in Note 11 to the Condensed Consolidated Financial Statements in this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 except as otherwise described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

  The Creganna acquisition and future acquisitions may not be successful.

        We recently acquired Creganna. We regularly evaluate the possible acquisitions of strategic businesses or product lines with the potential to strengthen our market position or enhance our existing product offerings. Risks associated with the acquisition of Creganna include the risk that Creganna's operations will not be integrated successfully into ours and the risk that revenue opportunities, cost savings, and other anticipated synergies from the transaction may not be fully realized or may take longer to realize than expected. We also cannot assure you that we will identify or successfully complete transactions with other suitable acquisition candidates in the future. Nor can we assure you that completed acquisitions will be successful if an acquired business fails to operate as anticipated or cannot be successfully integrated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 25, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 26, 2015–January 22, 2016	7,470,053	$60.24	7,470,000	$943,761,689
January 23–February 26, 2016	10,409,679	55.65	10,405,500	364,729,324
February 27–March 25, 2016	1,169,235	58.32	1,168,100	1,296,611,795

Total	19,048,967	$57.61	19,043,600

(1)
These columns include the following transactions which occurred during the quarter ended March 25, 2016:

(i)
the acquisition of 5,367 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 19,043,600 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On March 2, 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
2.1	Share Purchase Agreement dated as of February 1, 2016 by and between TE Connectivity Ltd. and Cregstar Holdco Limited*‡
3.1	Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed March 4, 2016)
4.1
Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016 (incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed January 28, 2016)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 25, 2016, filed on April 21, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

*
Filed herewith

**
Furnished herewith

‡
The schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule so furnished.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
	By:	/s/ MARIO CALASTRI Mario Calastri Senior Vice President, Treasurer, and Acting Chief Financial Officer (Principal Financial Officer)
Date: April 21, 2016