Form 10-Q
period 2016-06-24
TE Connectivity Ltd.
filed 2016-07-22
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 24, 2016
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

        The number of common shares outstanding as of July 15, 2016 was 355,549,935.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions, except per share data)
Net sales	$3,121	$3,118	$8,906	$9,249
Cost of sales	2,099	2,070	5,977	6,130

Gross margin	1,022	1,048	2,929	3,119
Selling, general, and administrative expenses	367	393	1,074	1,170
Research, development, and engineering expenses	161	159	479	479
Acquisition and integration costs	11	8	19	46
Restructuring and other charges (credits), net	31	19	(28)	82

Operating income	452	469	1,385	1,342
Interest income	2	4	12	13
Interest expense	(31)	(33)	(93)	(104)
Other income (expense), net	(651)	11	(631)	(64)

Income (loss) from continuing operations before income taxes	(228)	451	673	1,187
Income tax (expense) benefit	1,019	(100)	831	(85)

Income from continuing operations	791	351	1,504	1,102
Income (loss) from discontinued operations, net of income taxes	48	(42)	68	278

Net income	$839	$309	$1,572	$1,380

Basic earnings per share:
Income from continuing operations	$2.22	$0.86	$4.08	$2.71
Income (loss) from discontinued operations	0.13	(0.10)	0.18	0.68
Net income	2.35	0.76	4.26	3.39
Diluted earnings per share:
Income from continuing operations	$2.19	$0.85	$4.03	$2.67
Income (loss) from discontinued operations	0.13	(0.10)	0.18	0.67
Net income	2.32	0.75	4.21	3.34
Dividends paid per common share	$0.37	$0.33	$1.03	$0.91
Weighted-average number of shares outstanding:
Basic	357	406	369	407
Diluted	361	412	373	413

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net income	$839	$309	$1,572	$1,380
Other comprehensive income (loss):
Currency translation	8	37	(84)	(388)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	12	10	26	29
Gains (losses) on cash flow hedges, net of income taxes	54	(4)	56	3

Other comprehensive income (loss)	74	43	(2)	(356)

Comprehensive income	$913	$352	$1,570	$1,024

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 24, 2016	September 25, 2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$694	$3,329
Accounts receivable, net of allowance for doubtful accounts of $16 and $18, respectively	2,158	2,120
Inventories	1,610	1,615
Prepaid expenses and other current assets	467	476
Deferred income taxes	—	345

Total current assets	4,929	7,885
Property, plant, and equipment, net	2,976	2,920
Goodwill	5,251	4,824
Intangible assets, net	1,792	1,555
Deferred income taxes	2,208	2,144
Receivable from Tyco International plc and Covidien plc	11	964
Other assets	333	297

Total Assets	$17,500	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$302	$498
Accounts payable	1,157	1,143
Accrued and other current liabilities	1,692	1,749
Deferred revenue	160	185

Total current liabilities	3,311	3,575
Long-term debt	3,734	3,386
Long-term pension and postretirement liabilities	1,334	1,327
Deferred income taxes	326	329
Income taxes	199	1,954
Other liabilities	331	433

Total Liabilities	9,235	11,004

Commitments and contingencies (Note 10)
Shareholders' Equity:
Common shares, CHF 0.57 par value, 382,835,381 shares authorized and issued, and 414,064,381 shares authorized and issued, respectively	168	182
Contributed surplus	1,786	4,359
Accumulated earnings	8,245	6,673
Treasury shares, at cost, 26,432,510 and 20,071,089 shares, respectively	(1,559)	(1,256)
Accumulated other comprehensive loss	(375)	(373)

Total Shareholders' Equity	8,265	9,585

Total Liabilities and Shareholders' Equity	$17,500	$20,589

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

								TE Connectivity Ltd. Shareholders' Equity
	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585	$—	$9,585
Net income	—	—	—	—	—	1,572	—	1,572	—	1,572
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation expense	—	—	—	—	67	—	—	67	—	67
Dividends approved	—	—	—	—	(514)	—	—	(514)	—	(514)
Exercise of share options	—	—	2	77	—	—	—	77	—	77
Restricted share award vestings and other activity	—	—	2	128	(134)	—	—	(6)	—	(6)
Repurchase of common shares	—	—	(41)	(2,514)	—	—	—	(2,514)	—	(2,514)
Cancellation of treasury shares	(31)	(14)	31	2,006	(1,992)	—	—	—	—	—

Balance at June 24, 2016	383	$168	(26)	$(1,559)	$1,786	$8,245	$(375)	$8,265	$—	$8,265

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013
Net income	—	—	—	—	—	1,380	—	1,380	—	1,380
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)	—	(356)
Share-based compensation expense	—	—	—	—	71	—	—	71	—	71
Dividends approved	—	—	—	—	(534)	—	—	(534)	—	(534)
Exercise of share options	—	—	3	97	—	—	—	97	—	97
Restricted share award vestings and other activity	—	—	1	127	(127)	—	—	—	—	—
Repurchase of common shares	—	—	(8)	(536)	—	—	—	(536)	—	(536)
Cancellation of treasury shares	(5)	(2)	5	305	(303)	—	—	—	—	—

Balance at June 26, 2015	414	$182	(10)	$(651)	$4,338	$5,633	$(373)	$9,129	$6	$9,135

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 24, 2016	June 26, 2015
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,572	$1,380
Income from discontinued operations, net of income taxes	(68)	(278)

Income from continuing operations	1,504	1,102
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	438	455
Non-cash restructuring charges	13	15
Deferred income taxes	162	(106)
Provision for losses on accounts receivable and inventories	27	35
Tax sharing expense	632	62
Share-based compensation expense	66	65
Gain on divestiture	(143)	—
Other	71	59
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	15	(125)
Inventories	(2)	(218)
Prepaid expenses and other current assets	302	35
Accounts payable	(29)	(29)
Accrued and other current liabilities	(68)	(206)
Deferred revenue	(22)	4
Income taxes	(1,735)	(90)
Other	6	21

Net cash provided by continuing operating activities	1,237	1,079
Net cash provided by discontinued operating activities	1	210

Net cash provided by operating activities	1,238	1,289

Cash Flows From Investing Activities:
Capital expenditures	(420)	(425)
Proceeds from sale of property, plant, and equipment	3	10
Acquisition of businesses, net of cash acquired	(994)	(1,726)
Proceeds from divestiture of business, net of cash retained by sold business	326	—
Other	28	(2)

Net cash used in continuing investing activities	(1,057)	(2,143)
Net cash used in discontinued investing activities	—	(22)

Net cash used in investing activities	(1,057)	(2,165)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	300	(197)
Proceeds from issuance of long-term debt	350	617
Repayment of long-term debt	(500)	(473)
Proceeds from exercise of share options	77	97
Repurchase of common shares	(2,657)	(511)
Payment of common share dividends to shareholders	(377)	(370)
Transfers from discontinued operations	1	188
Other	(5)	(2)

Net cash used in continuing financing activities	(2,811)	(651)
Net cash used in discontinued financing activities	(1)	(188)

Net cash used in financing activities	(2,812)	(839)

Effect of currency translation on cash	(4)	(41)
Net decrease in cash and cash equivalents	(2,635)	(1,756)
Cash and cash equivalents at beginning of period	3,329	2,457

Cash and cash equivalents at end of period	$694	$701

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

        In February 2016, the FASB issued ASC 842, Leases, requiring lessees to recognize a lease liability and a right-of-use asset for most leases. This guidance is effective for us in the first quarter of fiscal 2020. We will adopt the new standard using a modified retrospective transition approach which requires application of the new guidance for all periods presented. We are currently assessing the impact that adoption will have on our financial position.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges (Credits), Net

        Net restructuring and other charges (credits) consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Restructuring charges, net	$25	$4	$86	$65
(Gain) loss on divestiture	3	—	(143)	—
Other charges, net	3	15	29	17

	$31	$19	$(28)	$82

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Transportation Solutions	$20	$1	$39	$3
Industrial Solutions	1	2	24	19
Communications Solutions	4	1	23	43

Restructuring charges, net	$25	$4	$86	$65

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

        Activity in our restructuring reserves during the nine months ended June 24, 2016 is summarized as follows:

	Balance at September 25, 2015	Charges	Changes in Estimates	Cash Payments	Non-Cash Items and Other	Balance at June 24, 2016
	(in millions)
Fiscal 2016 Actions:
Employee severance	$—	$70	$—	$(19)	$—	$51
Facility and other exit costs	—	4	—	(4)	—	—
Property, plant, and equipment	—	13	—	—	(13)	—

Total	—	87	—	(23)	(13)	51

Fiscal 2015 Actions:
Employee severance	45	3	(1)	(28)	1	20
Facility and other exit costs	1	—	—	(1)	—	—

Total	46	3	(1)	(29)	1	20

Pre-Fiscal 2015 Actions:
Employee severance	24	—	(4)	(7)	—	13
Facility and other exit costs	14	1	—	(3)	—	12

Total	38	1	(4)	(10)	—	25

Total Activity	$84	$91	$(5)	$(62)	$(12)	$96

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during the nine months ended June 24, 2016, we recorded restructuring charges of $87 million. We expect to complete all restructuring actions commenced in the nine months ended June 24, 2016 by the end of fiscal 2019 and to incur total charges of approximately $124 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Charges Incurred For the Nine Months Ended June 24, 2016	Remaining Expected Charges
	(in millions)
Transportation Solutions	$45	$38	$7
Industrial Solutions	27	24	3
Communications Solutions	52	25	27

Total	$124	$87	$37

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during the nine months ended June 24, 2016 and June 26, 2015, we recorded restructuring charges of $2 million and $62 million, respectively. We do not expect to incur any additional charges related to fiscal 2015 actions.

  Pre-Fiscal 2015 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. During fiscal 2013, we initiated a restructuring program associated with headcount reductions and manufacturing site closures impacting all segments. During the nine months ended June 24, 2016 and June 26, 2015, we recorded restructuring credits of $3 million and charges of $3 million, respectively, related to pre-fiscal 2015 actions. We do not expect to incur any additional charges related to pre-fiscal 2015 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 24, 2016	September 25, 2015
	(in millions)
Accrued and other current liabilities	$69	$60
Other liabilities	27	24

Restructuring reserves	$96	$84

Gain on Divestiture

        During the second quarter of fiscal 2016, we sold our Circuit Protection Devices ("CPD") business for net cash proceeds of $326 million, subject to working capital adjustments. We recognized a pre-tax gain of $143 million on the transaction during the nine months ended June 24, 2016. The CPD business, which did not meet the discontinued operation reporting criteria, was reported in our Communications Solutions segment.

Other Charges, Net

        During the nine months ended June 24, 2016 and June 26, 2015, we incurred costs of $14 million and $17 million, respectively, associated with the divestiture of certain businesses. Also, during the nine months ended June 24, 2016, we incurred charges of $15 million related to the write-off of certain investments.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Discontinued Operations

        The following table presents certain components of income (loss) from discontinued operations, net of income taxes:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net sales from discontinued operations	$—	$471	$—	$1,313

Pre-tax income (loss) from discontinued operations	$32	$(37)	$30	$69
Pre-tax gain on sale of discontinued operations	1	—	21	—
Income tax (expense) benefit	15	(5)	17	209

Income (loss) from discontinued operations, net of income taxes	$48	$(42)	$68	$278

        During the fourth quarter of fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During the nine months ended June 24, 2016, we recognized an additional pre-tax gain of $21 million on the divestiture, related primarily to pension and net working capital adjustments.

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

        Pre-tax income (loss) from discontinued operations for the quarters ended June 24, 2016 and June 26, 2015 included pre-tax credits of $30 million and charges of $126 million, respectively, recorded in connection with the Com-Net case related to our former Wireless Systems business which was sold in fiscal 2009. See Note 10 for additional information regarding the Com-Net case.

        The BNS and Wireless Systems businesses met the discontinued operations criteria and were reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively.

5. Acquisitions

  Fiscal 2016 Acquisitions

        During the first nine months of fiscal 2016, we acquired three businesses, including the Creganna Medical group, for a combined cash purchase price of $994 million, net of cash acquired. The acquisitions have been reported in our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

        We have preliminarily allocated the purchase price of acquired businesses to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisitions (Continued)

are in the process of completing the valuation of identifiable intangible assets, fixed assets, and pre-acquisition contingencies; therefore, the fair values set forth below are subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation for fiscal 2016 acquisitions during fiscal 2017.

        The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed for fiscal 2016 acquisitions at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$50
Other current assets	90
Goodwill	595
Intangible assets	402
Other non-current assets	49

Total assets acquired	1,186

Current liabilities	35
Non-current deferred income taxes	87
Other non-current liabilities	20

Total liabilities assumed	142

Net assets acquired	1,044
Cash and cash equivalents acquired	(50)

Net cash paid	$994

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisitions (Continued)

        Acquired intangible assets consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$180	20
Developed technology	162	11
Trade names and trademarks	45	22
Customer order backlog	15	3

Total	$402	16

        The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

        Goodwill of $595 million was recognized in fiscal 2016 transactions, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Industrial Solutions and Transportation Solutions segments and is not deductible for tax purposes. However, prior to being acquired by us, one of the fiscal 2016 acquisitions completed certain acquisitions that resulted in goodwill with an estimated value of $15 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2025.

        For the quarter ended June 24, 2016, the fiscal 2016 acquisitions contributed net sales of $73 million and an operating loss of $2 million to our Condensed Consolidated Statement of Operations. The operating loss included $7 million of acquisition costs, $5 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog, and $1 million of integration costs.

        From the respective dates of acquisition through June 24, 2016, the fiscal 2016 acquisitions contributed net sales of $73 million and an operating loss of $3 million to our Condensed Consolidated Statement of Operations. The operating loss included $8 million of acquisition costs, $5 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog, and $1 million of integration costs.

  Fiscal 2015 Acquisitions

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

        During the first nine months of fiscal 2015, we also purchased three additional businesses for $242 million in cash, net of cash acquired.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisitions (Continued)

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015 and the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for the Quarters Ended		Pro Forma for the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions, except per share data)
Net sales	$3,128	$3,191	$9,065	$9,480
Net income	839	304	1,584	1,395
Diluted earnings per share	$2.32	$0.74	$4.25	$3.38

        The pro forma financial information for the 2016 acquisitions is based on our preliminary allocation of the purchase price and therefore is subject to adjustment upon finalization of the purchase price allocation. The pro forma adjustments described below are net of income tax expense (benefit) at the statutory rate.

        Pro forma results for the quarter ended June 24, 2016 were adjusted to exclude $4 million of acquisition costs and $1 million of interest expense based on pro forma changes in our combined capital structure. In addition, pro forma results for the quarter ended June 24, 2016 were adjusted to include $4 million of charges related to the amortization of the fair value of acquired intangible assets and $1 million of charges related to acquired customer order backlog.

        Pro forma results for the quarter ended June 26, 2015 were adjusted to exclude $5 million of interest expense based on pro forma changes in our combined capital structure and $1 million of income tax expense based on the estimated impact of combining Measurement Specialties and the fiscal 2016 transactions into our global tax position. In addition, pro forma results for the quarter ended June 26, 2015 were adjusted to include $3 million of charges related to the amortization of the fair value of acquired intangible assets and $1 million of charges related to acquired customer order backlog.

        Pro forma results for the nine months ended June 24, 2016 were adjusted to exclude $15 million of interest expense based on pro forma changes in our combined capital structure, $5 million of acquisition costs, and $3 million of charges related to the fair value adjustment to acquisition date inventories. In addition, pro forma results for the nine months ended June 24, 2016 were adjusted to include $9 million of charges related to the amortization of the fair value of acquired intangible assets and $2 million of charges related to acquired customer order backlog.

        Pro forma results for the nine months ended June 26, 2015 were adjusted to exclude $24 million of acquisition costs, $15 million of share-based compensation expense incurred by Measurement Specialties as a result of the change in control of Measurement Specialties, $15 million of interest expense based on pro forma changes in our combined capital structure, $8 million of charges related to the fair value adjustment to acquisition-date inventories, $5 million of charges related to acquired customer order backlog, and $5 million of income tax expense based on the estimated impact of combining Measurement Specialties and the fiscal 2016 transactions into our global tax position. In

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Acquisitions (Continued)

addition, pro forma results for the nine months ended June 26, 2015 were adjusted to include $11 million of charges related to the amortization of the fair value of acquired intangible assets.

        Pro forma results do not include any anticipated synergies or other anticipated benefits of these acquisitions. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had these acquisitions occurred at the beginning of the preceding fiscal years.

6. Inventories

        Inventories consisted of the following:

	June 24, 2016	September 25, 2015
	(in millions)
Raw materials	$247	$261
Work in progress	610	581
Finished goods	753	773

Inventories	$1,610	$1,615

7. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 25, 2015(1)	$1,863	$2,253	$708	$4,824
Acquisitions	63	532	—	595
Divestiture of business	—	—	(117)	(117)
Currency translation	(20)	(24)	(7)	(51)

June 24, 2016(1)	$1,906	$2,761	$584	$5,251

(1)
At June 24, 2016 and September 25, 2015, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $2,191 million and $669 million, respectively. Accumulated impairment losses for the Communications Solutions segment were $1,514 million and $1,626 million at June 24, 2016 and September 25, 2015, respectively.

        During the first nine months of fiscal 2016, we acquired three businesses and recognized goodwill of $595 million which benefited the Industrial Solutions and Transportation Solutions segments. See Note 5 for additional information.

        During the first nine months of fiscal 2016, net goodwill of $117 million was written-off in connection with the sale of our CPD business. See Note 3 for additional information.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 24, 2016			September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Intellectual property	$1,292	$(541)	$751	$1,150	$(524)	$626
Customer relationships	1,212	(192)	1,020	1,053	(148)	905
Other	34	(13)	21	37	(13)	24

Total	$2,538	$(746)	$1,792	$2,240	$(685)	$1,555

        During the first nine months of fiscal 2016, the gross carrying amount of intangible assets increased by $402 million as a result of the acquisition of three businesses. See Note 5 for additional information.

        Intangible asset amortization expense was $40 million and $37 million for the quarters ended June 24, 2016 and June 26, 2015, respectively, and $108 million and $117 million for the nine months ended June 24, 2016 and June 26, 2015, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2016	$41
Fiscal 2017	163
Fiscal 2018	163
Fiscal 2019	159
Fiscal 2020	152
Fiscal 2021	149
Thereafter	965

Total	$1,792

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

the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at June 24, 2016 and September 25, 2015.

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

        As of June 24, 2016, TEGSA had $300 million of commercial paper outstanding at a weighted-average interest rate of 0.70%. TEGSA had no commercial paper outstanding at September 25, 2015.

        The fair value of our debt, based on indicative valuations, was approximately $4,375 million and $4,115 million at June 24, 2016 and September 25, 2015, respectively.

10. Commitments and Contingencies

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for $127 million plus costs. The judgment represented the $80 million contingent purchase price plus pre-judgment interest. In July 2016, we entered into settlement agreements with the sellers pursuant to which we agreed to pay the sellers an aggregate amount of $96 million settling all matters in dispute. Payment of this amount was made during July 2016. In connection with the settlements, during the quarter ended June 24, 2016, we recorded pre-tax credits of $30 million, representing a reduction in related reserves. This amount is reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in 2009.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

Income Tax Matters

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

        Upon separation, we entered into a Tax Sharing Agreement, under which we shared responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien shared 31%, 27%, and 42%, respectively, of U.S. income tax liabilities that arose from adjustments made by tax authorities to our, Tyco International's, and Covidien's U.S. income tax returns. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien.

  1997-2000 Audit Years

        In October 2012, the Internal Revenue Service ("IRS") issued special agreement Forms 870-AD, effectively settling its audit of all tax matters for the years 1997 through 2000, excluding one issue involving the tax treatment of certain intercompany debt transactions. The IRS field examination asserted that certain intercompany loans originated during the years 1997 through 2000 did not constitute debt for U.S. federal income tax purposes and disallowed approximately $2.7 billion of related interest deductions recognized during the period on Tyco International's U.S. income tax returns. In addition, if the IRS were ultimately successful in asserting its claim, it likely would have disallowed an additional $6.6 billion of interest deductions reflected on U.S. income tax returns in years subsequent to fiscal 2000. Tyco International disagreed with the IRS position and filed petitions in the U.S. Tax Court contesting the IRS's proposed adjustments.

        On January 15, 2016, Tyco International entered into Stipulations of Settled Issues (the "Stipulations") with the IRS intended to resolve all disputes related to the intercompany debt matter discussed above. The Stipulations were contingent upon the Appeals Division of the IRS applying the same settlement or framework to all intercompany debt issues on appeal for subsequent audit cycles (years 2001 through 2007).

        During the second quarter of fiscal 2016, we made a pre-payment to the IRS of $443 million, for deficiencies for which we are the primary obligor, to stop the accretion of deficiency interest. Concurrent with remitting this payment, we were reimbursed $305 million by Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we paid $2 million to Covidien for our share of deficiencies for which Covidien was the primary obligor. As a result, our net cash payment was $140 million during the second quarter of fiscal 2016, representing our share of the total amount payable to the IRS in connection with the disputed debt matter.

        On May 17, 2016, the Appeals Division of the IRS issued special agreement Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations, and on May 31, 2016, the U.S. Tax Court entered orders consistent with the Stipulations and dismissed the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Commitments and Contingencies (Continued)

petitions as settled. As a result, we have resolved all aspects of the disputed debt matter before the U.S. Tax Court (for the 1997 through 2000 audit cycle) and before the Appeals Division of the IRS for subsequent audit cycles (2001 through 2007). In addition, we expect the terms of the resolution for the disputed debt matter will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007.

        As a result of these events, in the third quarter of fiscal 2016, we recognized an income tax benefit of $1,135 million, representing a reduction in tax reserves, and other expense of $604 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The U.S. tax loss and credit carryforwards finalized as a result of the settlement of the disputed debt matter were assessed for realizability in the third quarter of fiscal 2016 and included in our valuation allowance analysis. See Note 13 for further information regarding the valuation allowance for deferred tax assets.

  2001-2007 Audit Years

        In the first quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed debt matter which was subsequently resolved during the third quarter of fiscal 2016. As a result of these developments, in the nine months ended June 26, 2015, we recognized an income tax benefit of $202 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $89 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  2008-2010 Audit Years

        In the fourth quarter of fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2008 through 2010, excluding the disputed debt matter. As discussed above, we expect the terms of the resolution for the disputed debt matter will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 24, 2016, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $43 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

Guarantees

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

        At June 24, 2016, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds of $490 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $43 million and $35 million at June 24, 2016 and September 25, 2015, respectively.

11. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,870 million and $3,880 million at June 24, 2016 and September 25, 2015, respectively. We recorded foreign exchange gains of $5 million and foreign exchange losses of $53 million in the quarters ended June 24, 2016 and June 26, 2015, respectively, and foreign exchange gains of $6 million and $359 million in the nine months ended June 24, 2016 and June 26, 2015, respectively. These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange losses and gains attributable to the translation of the net investment.

12. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Service cost	$3	$2	$11	$12
Interest cost	12	12	13	15
Expected return on plan assets	(15)	(17)	(17)	(19)
Amortization of net actuarial loss	10	6	9	9
Amortization of prior service credit	—	—	(1)	(1)

Net periodic pension benefit cost	$10	$3	$15	$16

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Service cost	$7	$7	$35	$37
Interest cost	37	36	40	46
Expected return on plan assets	(44)	(51)	(52)	(57)
Amortization of net actuarial loss	30	19	27	27
Amortization of prior service credit	—	—	(4)	(4)

Net periodic pension benefit cost	$30	$11	$46	$49

        During the nine months ended June 24, 2016, we contributed $49 million to our non-U.S. pension plans.

13. Income Taxes

        We recorded an income tax benefit of $1,019 million and income tax expense of $100 million for the quarters ended June 24, 2016 and June 26, 2015, respectively. For the nine months ended June 24, 2016 and June 26, 2015, we recorded an income tax benefit of $831 million and income tax expense of $85 million, respectively.

        The tax benefit for the quarter and nine months ended June 24, 2016 included a $1,135 million income tax benefit related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007, partially offset by a $91 million increase to the valuation allowance for deferred tax assets. Additionally, the tax benefit for the quarter and nine months ended June 24, 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings. See Note 10 for additional information regarding settlements with the IRS.

        The increase to the valuation allowance for deferred tax assets primarily relates to certain U.S. federal and state tax loss and credit carryforwards. Based on our forecast of future taxable income for certain U.S. tax reporting groups, U.S. tax loss and credit carryforwards finalized as a result of settlement of the disputed debt matter with the IRS, and certain tax planning actions and strategies, we believe it is more likely than not that a portion of our deferred tax assets will not be realized.

        The tax expense for the nine months ended June 26, 2015 included a $202 million income tax benefit related to the effective settlement of undisputed tax matters for the years 2001 through 2007. The tax expense for the nine months ended June 26, 2015 also included an income tax benefit related to the impacts of certain non-U.S. tax law changes and the associated reduction in the valuation allowance for tax loss carryforwards, partially offset by an income tax charge for the estimated tax impacts of certain intercompany dividends related to the restructuring and anticipated sale of the BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Income Taxes (Continued)

        We record accrued interest as well as penalties related to uncertain tax positions as part of income tax expense (benefit). As of June 24, 2016 and September 25, 2015, we had recorded $64 million and $1,076 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. The decrease in the accrued interest and penalties from fiscal year end 2015 was due primarily to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007. During the nine months ended June 24, 2016, we recognized $766 million of income tax benefit related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $105 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 24, 2016.

14. Other Income (Expense), Net

        During the quarters ended June 24, 2016 and June 26, 2015, we recorded net other expense of $651 million and net other income of $11 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the quarter ended June 24, 2016 included $604 million related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007 and $46 million related to a tax settlement in another jurisdiction.

        During the nine months ended June 24, 2016 and June 26, 2015, we recorded net other expense of $631 million and $64 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense for the nine months ended June 24, 2016 included $604 million related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007 and $46 million related to a tax settlement in another jurisdiction. The net other expense for the nine months ended June 26, 2015 included $89 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007.

        See Note 10 for further information regarding the Tax Sharing Agreement and settlements with the IRS.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Basic	357	406	369	407
Dilutive impact of share-based compensation arrangements	4	6	4	6

Diluted	361	412	373	413

        The following share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Antidilutive share options	3	—	3	1

16. Equity

  Common Shares

        In March 2016, our shareholders approved our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares. The authorization will remain in effect for a period of two years ending on March 2, 2018.

  Common Shares Held in Treasury

        In March 2016, our shareholders approved the cancellation of 31 million shares purchased under our share repurchase program during the period from December 27, 2014 to December 10, 2015. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2016.

  Dividends

        In March 2016, our shareholders approved a dividend payment to shareholders of $1.48 (equivalent to CHF 1.48) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2016 through the second quarter of fiscal 2017. We paid the first installment of the dividend at a rate of $0.37 per share in the third quarter of fiscal 2016.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Equity (Continued)

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to contributed surplus. At June 24, 2016 and September 25, 2015, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $396 million and $260 million, respectively.

  Share Repurchase Program

        In the second quarter of fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Nine Months Ended
	June 24, 2016	June 26, 2015
	(in millions)
Number of common shares repurchased	41	8
Amount repurchased	$2,514	$536

        At June 24, 2016, we had $1.2 billion of availability remaining under our share repurchase authorization.

17. Share Plans

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Share-based compensation expense	$23	$21	$66	$65

        As of June 24, 2016, there was $149 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

        During the first quarter of fiscal 2016, we granted the following equity awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	1.8	$14.37
Restricted share awards	0.7	65.95
Performance share awards	0.3	65.95

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. Share Plans (Continued)

        As of June 24, 2016, we had 16 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	26%
Risk free interest rate	2.01%
Expected annual dividend per share	$1.32
Expected life of options (in years)	5.7

18. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Transportation Solutions	$1,652	$1,621	$4,767	$4,843
Industrial Solutions	849	806	2,296	2,387
Communications Solutions	620	691	1,843	2,019

Total(1)	$3,121	$3,118	$8,906	$9,249

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016		June 26, 2015
	(in millions)
Transportation Solutions	$297	$303	$847		$921
Industrial Solutions	95	98	224		268
Communications Solutions	60	68	314	(1)	153

Total	$452	$469	$1,385		$1,342

(1)
Includes pre-tax gain of $143 million on the sale of our CPD business during the first nine months of fiscal 2016.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. Subsequent Event

        On July 14, 2016, we entered into a share purchase agreement to acquire Intercontec Group, a global designer and manufacturer of high performance industrial connectors, through the purchase of 100% of equity and repayment of certain debt, for an aggregate cash transaction value of €305 million (equivalent to approximately $340 million), subject to a post-closing adjustment. The transaction is expected to close in the fourth quarter of fiscal 2016, pending customary closing conditions and regulatory approvals. This business will be reported as part of our Industrial Solutions segment.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,121	$—	$3,121
Cost of sales	—	—	2,099	—	2,099

Gross margin	—	—	1,022	—	1,022
Selling, general, and administrative expenses	50	(2)	319	—	367
Research, development, and engineering expenses	—	—	161	—	161
Acquisition and integration costs	1	—	10	—	11
Restructuring and other charges (credits), net	2	(1)	30	—	31

Operating income (loss)	(53)	3	502	—	452
Interest income	—	—	2	—	2
Interest expense	—	(31)	—	—	(31)
Other expense, net	—	—	(651)	—	(651)
Equity in net income of subsidiaries	852	847	—	(1,699)	—
Equity in net income of subsidiaries of discontinued operations	47	47	—	(94)	—
Intercompany interest income (expense), net	(8)	33	(25)	—	—

Income (loss) from continuing operations before income taxes	838	899	(172)	(1,793)	(228)
Income tax benefit	—	—	1,019	—	1,019

Income from continuing operations	838	899	847	(1,793)	791
Income from discontinued operations, net of income taxes	1	—	47	—	48

Net income	839	899	894	(1,793)	839
Other comprehensive income	74	74	33	(107)	74

Comprehensive income	$913	$973	$927	$(1,900)	$913

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,118	$—	$3,118
Cost of sales	—	—	2,070	—	2,070

Gross margin	—	—	1,048	—	1,048
Selling, general, and administrative expenses	52	17	324	—	393
Research, development, and engineering expenses	—	—	159	—	159
Acquisition and integration costs	—	—	8	—	8
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(52)	(17)	538	—	469
Interest income	—	—	4	—	4
Interest expense, net	—	(34)	1	—	(33)
Other income, net	—	—	11	—	11
Equity in net income of subsidiaries	403	441	—	(844)	—
Equity in net loss of subsidiaries of discontinued operations	(42)	(42)	—	84	—
Intercompany interest income (expense), net	—	13	(13)	—	—

Income from continuing operations before income taxes	309	361	541	(760)	451
Income tax expense	—	—	(100)	—	(100)

Income from continuing operations	309	361	441	(760)	351
Loss from discontinued operations, net of income taxes	—	—	(42)	—	(42)

Net income	309	361	399	(760)	309
Other comprehensive income	43	43	41	(84)	43

Comprehensive income	$352	$404	$440	$(844)	$352

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$8,906	$—	$8,906
Cost of sales	—	—	5,977	—	5,977

Gross margin	—	—	2,929	—	2,929
Selling, general, and administrative expenses	135	35	904	—	1,074
Research, development, and engineering expenses	—	—	479	—	479
Acquisition and integration costs	1	—	18	—	19
Restructuring and other charges (credits), net	2	(1)	(29)	—	(28)

Operating income (loss)	(138)	(34)	1,557	—	1,385
Interest income	—	—	12	—	12
Interest expense	—	(92)	(1)	—	(93)
Other expense, net	—	—	(631)	—	(631)
Equity in net income of subsidiaries	1,658	1,724	—	(3,382)	—
Equity in net income of subsidiaries of discontinued operations	67	183	—	(250)	—
Intercompany interest income (expense), net	(16)	60	(44)	—	—

Income from continuing operations before income taxes	1,571	1,841	893	(3,632)	673
Income tax benefit	—	—	831	—	831

Income from continuing operations	1,571	1,841	1,724	(3,632)	1,504
Income (loss) from discontinued operations, net of income taxes(1)	1	(116)	183	—	68

Net income	1,572	1,725	1,907	(3,632)	1,572
Other comprehensive loss	(2)	(2)	(24)	26	(2)

Comprehensive income	$1,570	$1,723	$1,883	$(3,606)	$1,570

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,249	$—	$9,249
Cost of sales	—	—	6,130	—	6,130

Gross margin	—	—	3,119	—	3,119
Selling, general, and administrative expenses(1)	130	(138)	1,178	—	1,170
Research, development, and engineering expenses	—	—	479	—	479
Acquisition and integration costs	—	—	46	—	46
Restructuring and other charges, net	—	—	82	—	82

Operating income (loss)	(130)	138	1,334	—	1,342
Interest income	—	—	13	—	13
Interest expense	—	(104)	—	—	(104)
Other expense, net	—	—	(64)	—	(64)
Equity in net income of subsidiaries	1,228	1,156	—	(2,384)	—
Equity in net income of subsidiaries of discontinued operations	278	278	—	(556)	—
Intercompany interest income (expense), net	4	38	(42)	—	—

Income from continuing operations before income taxes	1,380	1,506	1,241	(2,940)	1,187
Income tax expense	—	—	(85)	—	(85)

Income from continuing operations	1,380	1,506	1,156	(2,940)	1,102
Income from discontinued operations, net of income taxes	—	—	278	—	278

Net income	1,380	1,506	1,434	(2,940)	1,380
Other comprehensive loss	(356)	(356)	(362)	718	(356)

Comprehensive income	$1,024	$1,150	$1,072	$(2,222)	$1,024

(1)
TEGSA selling, general, and administrative expenses include gains of $105 million related to intercompany transactions. These gains are offset by corresponding losses recorded by Other Subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$694	$—	$694
Accounts receivable, net	—	—	2,158	—	2,158
Inventories	—	—	1,610	—	1,610
Intercompany receivables	25	1,993	2	(2,020)	—
Prepaid expenses and other current assets	4	16	447	—	467

Total current assets	29	2,009	4,911	(2,020)	4,929
Property, plant, and equipment, net	—	—	2,976	—	2,976
Goodwill	—	—	5,251	—	5,251
Intangible assets, net	—	—	1,792	—	1,792
Deferred income taxes	—	—	2,208	—	2,208
Investment in subsidiaries	10,999	20,927	—	(31,926)	—
Intercompany loans receivable	15	3,855	11,773	(15,643)	—
Receivable from Tyco International plc and Covidien plc	—	—	11	—	11
Other assets	—	59	274	—	333

Total Assets	$11,043	$26,850	$29,196	$(49,589)	$17,500

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$300	$2	$—	$302
Accounts payable	2	—	1,155	—	1,157
Accrued and other current liabilities	440	45	1,207	—	1,692
Deferred revenue	—	—	160	—	160
Intercompany payables	1,915	—	105	(2,020)	—

Total current liabilities	2,357	345	2,629	(2,020)	3,311
Long-term debt	—	3,733	1	—	3,734
Intercompany loans payable	421	11,773	3,449	(15,643)	—
Long-term pension and postretirement liabilities	—	—	1,334	—	1,334
Deferred income taxes	—	—	326	—	326
Income taxes	—	—	199	—	199
Other liabilities	—	—	331	—	331

Total Liabilities	2,778	15,851	8,269	(17,663)	9,235

Total Shareholders' Equity	8,265	10,999	20,927	(31,926)	8,265

Total Liabilities and Shareholders' Equity	$11,043	$26,850	$29,196	$(49,589)	$17,500

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(175)	$87	$1,504	$(179)	$1,237
Net cash provided by discontinued operating activities	—	—	1	—	1

Net cash provided by (used in) operating activities	(175)	87	1,505	(179)	1,238

Cash Flows From Investing Activities:
Capital expenditures	—	—	(420)	—	(420)
Proceeds from sale of property, plant, and equipment	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(994)	—	(994)
Proceeds from divestiture of business, net of cash retained by sold business	—	199	127	—	326
Change in intercompany loans	—	(470)	—	470	—
Other(2)	—	(135)	163	—	28

Net cash used in investing activities	—	(406)	(1,121)	470	(1,057)

Cash Flows From Financing Activities:
Changes in parent company equity(3)	380	174	(554)	—	—
Net increase in commercial paper	—	300	—	—	300
Proceeds from issuance of long-term debt	—	349	1	—	350
Repayment of long-term debt	—	(500)	—	—	(500)
Proceeds from exercise of share options	—	—	77	—	77
Repurchase of common shares	(2,657)	—	—	—	(2,657)
Payment of common share dividends to shareholders	(381)	—	4	—	(377)
Loan activity with parent	2,833	—	(2,363)	(470)	—
Intercompany distributions(1)	—	—	(179)	179	—
Transfers from discontinued operations	—	—	1	—	1
Other	—	(4)	(1)	—	(5)

Net cash provided by (used in) continuing financing activities	175	319	(3,014)	(291)	(2,811)
Net cash used in discontinued financing activities	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	175	319	(3,015)	(291)	(2,812)

Effect of currency translation on cash	—	—	(4)	—	(4)
Net decrease in cash and cash equivalents	—	—	(2,635)	—	(2,635)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$694	$—	$694

(1)
During the nine months ended June 24, 2016, Other Subsidiaries made distributions to TEGSA in the amount of $179 million.

(2)
Includes the internal allocation of proceeds of $135 million between TEGSA and Other Subsidiaries associated with the divestiture of our BNS business.

(3)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 26, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(131)	$(45)	$1,255	$—	$1,079
Net cash provided by discontinued operating activities	—	—	210	—	210

Net cash provided by (used in) operating activities	(131)	(45)	1,465	—	1,289

Cash Flows From Investing Activities:
Capital expenditures	—	—	(425)	—	(425)
Proceeds from sale of property, plant, and equipment	—	—	10	—	10
Acquisition of businesses, net of cash acquired	—	—	(1,726)	—	(1,726)
Change in intercompany loans	—	(1,617)	—	1,617	—
Other	—	—	(2)	—	(2)

Net cash used in continuing investing activities	—	(1,617)	(2,143)	1,617	(2,143)
Net cash used in discontinued investing activities	—	—	(22)	—	(22)

Net cash used in investing activities	—	(1,617)	(2,165)	1,617	(2,165)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	86	1,497	(1,583)	—	—
Net decrease in commercial paper	—	(197)	—	—	(197)
Proceeds from issuance of long-term debt	—	617	—	—	617
Repayment of long-term debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	97	—	97
Repurchase of common shares	(511)	—	—	—	(511)
Payment of common share dividends to shareholders	(375)	—	5	—	(370)
Loan activity with parent	931	—	686	(1,617)	—
Transfers from discontinued operations	—	—	188	—	188
Other	—	(4)	2	—	(2)

Net cash provided by (used in) continuing financing activities	131	1,663	(828)	(1,617)	(651)
Net cash used in discontinued financing activities	—	—	(188)	—	(188)

Net cash provided by (used in) financing activities	131	1,663	(1,016)	(1,617)	(839)

Effect of currency translation on cash	—	—	(41)	—	(41)
Net increase (decrease) in cash and cash equivalents	—	1	(1,757)	—	(1,756)
Cash and cash equivalents at beginning of period	—	1	2,456	—	2,457

Cash and cash equivalents at end of period	$—	$2	$699	$—	$701

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

        Highlights for the third quarter and first nine months of fiscal 2016 include the following:

  •
  Our net sales were flat in the third quarter of fiscal 2016 as compared to the same period of fiscal 2015 as growth in the Industrial Solutions and Transportation Solutions segments was offset by declines in the Communications Solutions segment. In the first nine months of fiscal 2016, our net sales decreased 3.7% as compared to the first nine months of fiscal 2015 with declines in all segments. Foreign currency exchange rates negatively impacted net sales by $6 million and $265 million in the third quarter and first nine months of fiscal 2016, respectively.

  •
  On an organic basis, net sales decreased 0.6% and 1.3% in the third quarter and first nine months of fiscal 2016, respectively, as compared to the same periods of fiscal 2015. Our organic net sales by segment were as follows:

  •
  Transportation Solutions—Our organic net sales increased 2.2% and 2.1% in the third quarter and first nine months of fiscal 2016, respectively, due primarily to increased sales in our automotive end market.

  •
  Industrial Solutions—Our organic net sales decreased 3.6% and 5.7% during the third quarter and first nine months of fiscal 2016, respectively, due primarily to decreased sales in the industrial equipment end market and the aerospace, defense, oil, and gas end market.

  •
  Communications Solutions—Our organic net sales decreased 3.7% and 4.2% in the third quarter and first nine months of fiscal 2016, respectively, due primarily to sales declines in the data and devices end market, partially offset by sales increases in the subsea communications end market.

  •
  Net cash provided by continuing operating activities increased $158 million to $1,237 million in the first nine months of fiscal 2016 from $1,079 million in the same period of fiscal 2015. Free cash flow increased to $991 million in the first nine months of fiscal 2016 as compared to $687 million in the same period of fiscal 2015.

  •
  We acquired the Creganna Medical group ("Creganna"), a global leader in the design and manufacture of minimally invasive delivery and access medical devices, during the third quarter of fiscal 2016. This acquisition has been reported as part of the Industrial Equipment business in our Industrial Solutions segment from the date of acquisition.

Outlook

        In the fourth quarter of fiscal 2016, we expect net sales to be between $3.25 billion and $3.45 billion. This reflects sales growth in the Industrial Solutions and Transportation Solutions segments, partially offset by sales declines in the Communications Solutions segment relative to the fourth quarter of fiscal 2015. Additional information regarding expectations for our reportable segments for the fourth quarter of fiscal 2016 as compared to the same period of fiscal 2015 is as follows:

  •
  Transportation Solutions—We expect strong performance with our sales growth in the automotive end market exceeding expected growth in global automotive production.

  •
  Industrial Solutions—We expect our sales to increase due primarily to the acquisition of Creganna and strength in the aerospace market.

  •
  Communications Solutions—We expect our sales to decline in the data and devices end market as a result of the divestiture of the Circuit Protection Devices ("CPD") business and the strategic exit of certain product lines. This decline is expected to be partially offset by strong sales growth in the subsea communications and appliances end markets.

We expect diluted earnings per share to be in the range of $1.10 to $1.16 per share in the fourth quarter of fiscal 2016. This outlook includes approximately $200 million in net sales and $0.10 earnings per share resulting from an additional week in the fourth quarter of fiscal 2016.

        For fiscal 2016, which will be 53 weeks in length, we expect net sales to be between $12.15 billion and $12.35 billion, reflecting sales increases in the Transportation Solutions and Industrial Solutions segments, offset by sales declines in the Communications Solutions segment from fiscal 2015 levels. Additional information regarding expectations for our reportable segments for fiscal 2016 compared to fiscal 2015 is as follows:

  •
  Transportation Solutions—We expect our sales to increase in the automotive end market with growth in global automotive production expected to be 2% to 2.5%.

  •
  Industrial Solutions—We expect our sales increase attributable to the acquisition of Creganna to be partially offset by overall market weakness and sales declines in the oil and gas market.

  •
  Communications Solutions—We expect our sales to decline in the data and devices end market due primarily to the divestiture of the CPD business and the strategic exit of certain product lines. This decline is expected to be partially offset by sales growth in the subsea communications end market.

We expect diluted earnings per share to be in the range of $5.13 to $5.19 per share in fiscal 2016. This outlook includes an additional week in fiscal 2016 and reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $254 million and $0.07 per share, respectively, in fiscal 2016 as compared to fiscal 2015.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the proposed exit of the United Kingdom from the European Union, and its potential effects on our customers and the end markets we serve. We continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

Acquisitions

        During the first nine months of fiscal 2016, we acquired three businesses, including Creganna, for a combined cash purchase price of $994 million, net of cash acquired. See Note 5 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Pending Acquisition

        On July 14, 2016, we entered into a share purchase agreement to acquire Intercontec Group for an aggregate cash transaction value of €305 million (equivalent to approximately $340 million), subject to a post-closing adjustment. This business will be reported as part of the Industrial Equipment business within our Industrial Solutions segment. See Note 19 to the Condensed Consolidated Financial Statements for additional information.

Divestiture

        During the second quarter of fiscal 2016, we sold our CPD business for net cash proceeds of $326 million, subject to working capital adjustments. We recognized a pre-tax gain of $143 million on the transaction during the nine months ended June 24, 2016. The CPD business was reported as part of the Data and Devices business within our Communications Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
	($ in millions)
Transportation Solutions	$1,652	53%	$1,621	52%	$4,767	53%	$4,843	52%
Industrial Solutions	849	27	806	26	2,296	26	2,387	26
Communications Solutions	620	20	691	22	1,843	21	2,019	22

Total	$3,121	100%	$3,118	100%	$8,906	100%	$9,249	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 24, 2016 versus Net Sales for the Quarter Ended June 26, 2015						Change in Net Sales for the Nine Months Ended June 24, 2016 versus Net Sales for the Nine Months Ended June 26, 2015
	Organic		Translation	Acquisitions (Divestiture)	Total		Organic		Translation	Acquisitions (Divestiture)	Total
	($ in millions)
Transportation Solutions	$36	2.2%	$(7)	$2	$31	1.9%	$101	2.1%	$(179)	$2	$(76)	(1.6)%
Industrial Solutions	(29)	(3.6)	1	71	43	5.3	(136)	(5.7)	(63)	108	(91)	(3.8)
Communications Solutions	(26)	(3.7)	—	(45)	(71)	(10.3)	(77)	(4.2)	(23)	(76)	(176)	(8.7)

Total	$(19)	(0.6)%	$(6)	$28	$3	0.1%	$(112)	(1.3)%	$(265)	$34	$(343)	(3.7)%

        Net sales were flat in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 as net sales contributions from acquisitions of 0.9% were largely offset by organic net sales declines of 0.6%. Organic net sales were adversely affected by price erosion of $44 million.

        In the first nine months of fiscal 2016, net sales decreased $343 million, or 3.7%, as compared to the first nine months of fiscal 2015. The decrease resulted from the negative impact of foreign currency translation of 2.8% and organic net sales declines of 1.3%, partially offset by net sales contributions from acquisitions of 0.4%. Organic net sales were adversely affected by price erosion of $147 million.

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

        Approximately 54% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2016.

        The following table sets forth our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
	($ in millions)
Americas(2)	$1,071	34%	$1,083	35%	$3,034	34%	$3,092	33%
Asia–Pacific	979	32	1,030	33	2,842	32	3,143	34
Europe/Middle East/Africa ("EMEA")	1,071	34	1,005	32	3,030	34	3,014	33

Total	$3,121	100%	$3,118	100%	$8,906	100%	$9,249	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas region includes our subsea communications business.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 24, 2016 versus Net Sales for the Quarter Ended June 26, 2015						Change in Net Sales for the Nine Months Ended June 24, 2016 versus Net Sales for the Nine Months Ended June 26, 2015
	Organic		Translation	Acquisitions (Divestiture)	Total		Organic		Translation	Acquisitions (Divestiture)	Total
	($ in millions)
Americas	$(35)	(3.2)%	$(12)	$35	$(12)	(1.1)%	$(63)	(2.1)%	$(57)	$62	$(58)	(1.9)%
Asia–Pacific	(8)	(0.8)	(11)	(32)	(51)	(5.0)	(171)	(5.5)	(70)	(60)	(301)	(9.6)
EMEA	24	2.4	17	25	66	6.6	122	4.0	(138)	32	16	0.5

Total	$(19)	(0.6)%	$(6)	$28	$3	0.1%	$(112)	(1.3)%	$(265)	$34	$(343)	(3.7)%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Cost of sales	$2,099	$2,070	$29	$5,977	$6,130	$(153)
As a percentage of net sales	67.3%	66.4%	0.9%	67.1%	66.3%	0.8%
Gross margin	$1,022	$1,048	$(26)	$2,929	$3,119	$(190)
As a percentage of net sales	32.7%	33.6%	(0.9)%	32.9%	33.7%	(0.8)%

        Gross margin decreased $26 million in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. In the third quarters of fiscal 2016 and 2015, gross margin included charges of $7 million and $1 million, respectively, from the amortization of acquisition-related fair value adjustments. Excluding these items, gross margin decreased due primarily to unfavorable product mix and price erosion, partially offset by lower material costs.

        Gross margin decreased $190 million in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015. In the first nine months of fiscal 2016, gross margin included charges of $9 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Creganna. In the first nine months of fiscal 2015, gross margin included charges of $34 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties, Inc. ("Measurement Specialties"). Excluding these items, gross margin decreased due primarily to unfavorable product mix, price erosion, and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

        Cost of sales and gross margin are subject to variability in raw material prices, and the price of many of our raw materials continues to fluctuate. We expect to purchase approximately 157 million pounds of copper, 112,000 troy ounces of gold, and 2.4 million troy ounces of silver in fiscal 2016. The following table sets forth the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Copper	Lb.	$2.36	$3.04	$2.56	$3.09
Gold	Troy oz.	1,198	1,262	1,204	1,275
Silver	Troy oz.	15.75	18.52	15.92	19.01

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$367	$393	$(26)	$1,074	$1,170	$(96)
As a percentage of net sales	11.8%	12.6%	(0.8)%	12.1%	12.7%	(0.6)%
Research, development, and engineering expenses	$161	$159	$2	$479	$479	$—
Acquisition and integration costs	$11	$8	$3	$19	$46	$(27)
Restructuring and other charges (credits), net	$31	$19	$12	$(28)	$82	$(110)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $26 million in the third quarter of fiscal 2016 from the third quarter of fiscal 2015. Selling, general, and administrative expenses decreased $96 million in the first nine months of fiscal 2016 from the same period of fiscal 2015. The decreases resulted primarily from cost control measures and savings attributable to restructuring actions.

        Acquisition and Integration Costs.    In the third quarter and first nine months of fiscal 2016, we incurred acquisition and integration costs of $11 million and $19 million, respectively, related primarily to the acquisitions of Creganna and Measurement Specialties. During the third quarter and first nine months of fiscal 2015, we incurred acquisition and integration costs of $8 million and $46 million, respectively, related primarily to the acquisitions of the SEACON Group and Measurement Specialties.

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

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the first nine months of fiscal 2016, we incurred net restructuring charges of $86 million with related cash spending of $62 million. Annualized cost savings related to actions initiated during the first nine months of fiscal 2016 are expected to be approximately $100 million and are expected to be realized by the end of fiscal 2017. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

        During fiscal 2016, we expect to incur net restructuring charges of approximately $110 million. We expect total spending, which will be funded with cash from operations, to be approximately $105 million in fiscal 2016.

        During the first nine months of fiscal 2016, we recognized a pre-tax gain of $143 million on the sale of our CPD business.

        See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges (credits).

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Operating income	$452	$469	$(17)	$1,385	$1,342	$43
Operating margin	14.5%	15.0%	(0.5)%	15.6%	14.5%	1.1%

        Operating income included the following items:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$11	$8	$19	$46
Charges associated with the amortization of acquisition-related fair value adjustments	7	1	9	34
Restructuring charges related to acquisitions	—	1	—	3

	18	10	28	83
Restructuring and other charges (credits), net	31	18	(28)	79

Total	$49	$28	$—	$162

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	(in millions)
Interest expense	$31	$33	$(2)	$93	$104	$(11)
Other income (expense), net	$(651)	$11	$(662)	$(631)	$(64)	$(567)
Income tax expense (benefit)	$(1,019)	$100	$(1,119)	$(831)	$85	$(916)
Income (loss) from discontinued operations, net of income taxes	$48	$(42)	$90	$68	$278	$(210)

        Other Income (Expense), Net.    During the quarters and nine months ended June 24, 2016 and June 26, 2015, we recorded net other income (expense) primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 14 to the Condensed Consolidated Financial Statements for further information.

        Income Taxes.    See Note 13 to the Condensed Consolidated Financial Statements for information regarding items impacting income tax expense (benefit) for the quarters and nine months ended June 24, 2016 and June 26, 2015.

        Discontinued Operations.    During the fourth quarter of fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During the nine months ended June 24, 2016, we recognized an additional pre-tax gain of $21 million on the divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
	($ in millions)
Automotive	$1,245	75%	$1,217	75%	$3,601	75%	$3,652	75%
Commercial Transportation	217	13	210	13	610	13	630	13
Sensors	190	12	194	12	556	12	561	12

Total	$1,652	100%	$1,621	100%	$4,767	100%	$4,843	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2016 versus Net Sales for the Quarter Ended June 26, 2015						Change in Net Sales for the Nine Months Ended June 24, 2016 versus Net Sales for the Nine Months Ended June 26, 2015
	Organic		Translation	Acquisition	Total		Organic		Translation	Acquisition	Total
	($ in millions)
Automotive	$33	2.7%	$(5)	$—	$28	2.3%	$90	2.5%	$(141)	$—	$(51)	(1.4)%
Commercial Transportation	7	3.3	—	—	7	3.3	(3)	(0.3)	(17)	—	(20)	(3.2)
Sensors	(4)	(2.1)	(2)	2	(4)	(2.1)	14	2.7	(21)	2	(5)	(0.9)

Total	$36	2.2%	$(7)	$2	$31	1.9%	$101	2.1%	$(179)	$2	$(76)	(1.6)%

        In the third quarter of fiscal 2016, net sales in the Transportation Solutions segment increased $31 million, or 1.9%, as compared to the same period of fiscal 2015 due primarily to organic net sales growth of 2.2%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 2.7% in the third quarter of fiscal 2016 with growth of 6.8% in the Asia–Pacific region and 3.7% in the EMEA region, partially offset by a decrease of 7.4% in the Americas region. Our growth in the Asia–Pacific region was driven by increased electronification and increased market share in China. In the EMEA region, our organic net sales increased due to electronification and new model launches. The Americas region was negatively impacted by market weakness in North America and macroeconomic conditions in Brazil.

  •
  Commercial transportation—Our organic net sales increased 3.3% in the third quarter of fiscal 2016 due primarily to growth in the heavy truck market in the EMEA region and China.

  •
  Sensors—Our organic net sales decreased 2.1% in the third quarter of fiscal 2016 due to weakness in the data and devices, industrial equipment, and commercial transportation markets.

        Net sales in the Transportation Solutions segment decreased $76 million, or 1.6%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015 due primarily to the negative impact of foreign currency translation of 3.7%, partially offset by organic net sales growth of 2.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 2.5% in the first nine months of fiscal 2016. The increase was due to growth of 4.6% in the EMEA region and 3.3% in the Asia–Pacific region, partially offset by a decrease of 3.5% in the Americas region. In the EMEA region, our organic net sales increased due to electronification and new model launches. Our growth in the Asia–Pacific region resulted from increased electronification and increased market share in China. The Americas region was adversely impacted by market weakness in North America and macroeconomic conditions in Brazil.

  •
  Commercial transportation—Our organic net sales were flat in the first nine months of fiscal 2016. In the heavy truck market, increased demand in the EMEA region and China was offset by declines in North America. In addition, there was continued weakness in the construction and agriculture markets with declines in all regions.

  •
  Sensors—Our organic net sales increased 2.7% in the first nine months of fiscal 2016 due to increased sales in the aerospace and defense, data and devices, automotive, and commercial transportation markets, partially offset by weakness in the oil and gas market.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Operating income	$297	$303	$(6)	$847	$921	$(74)
Operating margin	18.0%	18.7%	(0.7)%	17.8%	19.0%	(1.2)%

        The Transportation Solutions segment's operating income included the following items:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$4	$6	$23
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	30
Restructuring charges related to acquisitions	—	1	—	3

	2	5	6	56
Restructuring and other charges, net	21	9	52	10

Total	$23	$14	$58	$66

        In the third quarter of fiscal 2016, operating income in the Transportation Solutions segment decreased $6 million as compared to the third quarter of fiscal 2015. Excluding the items presented in the table above, operating income was flat in the third quarter of fiscal 2016 with the impact of lower material costs offset by price erosion.

        Operating income in the Transportation Solutions segment decreased $74 million in the first nine months of fiscal 2016 from the same period of fiscal 2015. Excluding the items presented in the table above, operating income decreased in the first nine months of fiscal 2016 primarily as a result of price erosion and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
	($ in millions)
Industrial Equipment	$395	47%	$345	43%	$992	43%	$980	41%
Aerospace, Defense, Oil, and Gas	276	32	279	35	801	35	874	37
Energy	178	21	182	22	503	22	533	22

Total	$849	100%	$806	100%	$2,296	100%	$2,387	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2016 versus Net Sales for the Quarter Ended June 26, 2015						Change in Net Sales for the Nine Months Ended June 24, 2016 versus Net Sales for the Nine Months Ended June 26, 2015
	Organic		Translation	Acquisitions	Total		Organic		Translation	Acquisitions	Total
	($ in millions)
Industrial Equipment	$(24)	(6.8)%	$4	$70	$50	14.5%	$(72)	(7.3)%	$(16)	$100	$12	1.2%
Aerospace, Defense, Oil, and Gas	(5)	(1.9)	1	1	(3)	(1.1)	(66)	(7.6)	(15)	8	(73)	(8.4)
Energy	—	(0.2)	(4)	—	(4)	(2.2)	2	0.3	(32)	—	(30)	(5.6)

Total	$(29)	(3.6)%	$1	$71	$43	5.3%	$(136)	(5.7)%	$(63)	$108	$(91)	(3.8)%

        Net sales in the Industrial Solutions segment increased $43 million, or 5.3%, in the third quarter of fiscal 2016 from the third quarter of fiscal 2015 primarily as a result of sales contributions from acquisitions of 8.8%, partially offset by organic net sales declines of 3.6%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 6.8% in the third quarter of fiscal 2016 due primarily to market weakness in the Asia–Pacific and Americas regions.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 1.9% in the third quarter of fiscal 2016 with declines in the oil and gas market, partially offset by growth in the aerospace and defense market. In the oil and gas market, our organic net sales decrease was due primarily to continuing market weakness resulting from declines in oil prices. In the aerospace and defense market, our organic net sales increased due to customer growth and market share gains.

  •
  Energy—Our organic net sales were flat in the third quarter of fiscal 2016 as continued market weakness in the Asia–Pacific region was offset by growth in the Americas and EMEA regions.

        In the first nine months of fiscal 2016, net sales in the Industrial Solutions segment decreased $91 million, or 3.8%, from the same period of fiscal 2015 due to organic net sales declines of 5.7% and the negative impact of foreign currency translation of 2.6%, partially offset by sales contributions from acquisitions of 4.5%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 7.3% in the first nine months of fiscal 2016 due to continuing market weakness in the Americas and Asia–Pacific regions.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 7.6% in the first nine months of fiscal 2016. In the oil and gas market, our organic net sales decrease was due primarily to continuing market weakness resulting from declines in oil prices. Our organic net sales increase in the aerospace market was more than offset by declines in the defense market resulting from weakness across our distribution channel during the first half of fiscal 2016.

  •
  Energy—Our organic net sales were flat in the first nine months of fiscal 2016 as growth in the Americas and EMEA regions was offset by market weakness in the Asia–Pacific region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Operating income	$95	$98	$(3)	$224	$268	$(44)
Operating margin	11.2%	12.2%	(1.0)%	9.8%	11.2%	(1.4)%

        The Industrial Solutions segment's operating income included the following items:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$9	$4	$13	$23
Charges associated with the amortization of acquisition-related fair value adjustments	7	1	9	4

	16	5	22	27
Restructuring and other charges, net	1	6	28	24

Total	$17	$11	$50	$51

        Operating income in the Industrial Solutions segment decreased $3 million in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. Excluding the items presented in the table above, operating income was flat in the third quarter of fiscal 2016 as lower material costs and savings attributable to restructuring actions were offset by the impact of unfavorable product mix and lower volume.

        In the first nine months of fiscal 2016, operating income in the Industrial Solutions segment decreased $44 million from the same period of fiscal 2015. Excluding the items presented in the table above, operating income decreased in the first nine months of fiscal 2016 due primarily to lower volume, unfavorable product mix, and price erosion, partially offset by lower material costs.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
	($ in millions)
Data and Devices	$235	38%	$328	48%	$758	41%	$1,035	51%
Subsea Communications	223	36	202	29	646	35	506	25
Appliances	162	26	161	23	439	24	478	24

Total	$620	100%	$691	100%	$1,843	100%	$2,019	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 24, 2016 versus Net Sales for the Quarter Ended June 26, 2015						Change in Net Sales for the Nine Months Ended June 24, 2016 versus Net Sales for the Nine Months Ended June 26, 2015
	Organic		Translation	Divestiture	Total		Organic		Translation	Divestiture	Total
	($ in millions)
Data and Devices	$(50)	(16.7)%	$2	$(45)	$(93)	(28.4)%	$(189)	(21.5)%	$(12)	$(76)	$(277)	(26.8)%
Subsea Communications	21	10.4	—	—	21	10.4	140	27.7	—	—	140	27.7
Appliances	3	1.6	(2)	—	1	0.6	(28)	(5.9)	(11)	—	(39)	(8.2)

Total	$(26)	(3.7)%	$—	$(45)	$(71)	(10.3)%	$(77)	(4.2)%	$(23)	$(76)	$(176)	(8.7)%

        In the third quarter of fiscal 2016, net sales in the Communications Solutions segment decreased $71 million, or 10.3%, from the third quarter of fiscal 2015 due to sales declines resulting from a divestiture of 6.6% and organic net sales declines of 3.7%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 16.7% in the third quarter of fiscal 2016 due to market weakness in the Asia–Pacific region and the strategic exit of certain low margin product lines.

  •
  Subsea communications—Our organic net sales increased 10.4% in the third quarter of fiscal 2016 as a result of increased levels of project activity.

  •
  Appliances—Our organic net sales increased 1.6% in the third quarter of fiscal 2016 as a result of increased direct sales in the Asia–Pacific region and increased sales through distributors in the Americas region, partially offset by decreased sales in the EMEA region.

        Net sales in the Communications Solutions segment decreased $176 million, or 8.7%, in the first nine months of fiscal 2016 as compared to the same period of fiscal 2015 due to organic net sales declines of 4.2%, sales declines resulting from a divestiture of 3.7%, and the negative impact of foreign currency translation of 0.8%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 21.5% in the first nine months of fiscal 2016 as a result of high inventory levels at distributors in the first half of the year, market weakness in the Asia–Pacific and Americas regions, and the strategic exit of certain low margin product lines.

  •
  Subsea communications—Our organic net sales increased 27.7% in the first nine months of fiscal 2016 due to increased levels of project activity.

  •
  Appliances—Our organic net sales decreased 5.9% in the first nine months of fiscal 2016 due primarily to high inventory levels at distributors in the Asia–Pacific and Americas regions in the first half of the year.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 24, 2016	June 26, 2015	Increase (Decrease)	June 24, 2016	June 26, 2015	Increase (Decrease)
	($ in millions)
Operating income	$60	$68	$(8)	$314	$153	$161
Operating margin	9.7%	9.8%	(0.1)%	17.0%	7.6%	9.4%

        The Communications Solutions segment's operating income included the following items:

	For the Quarters Ended		For the Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016		June 26, 2015
	(in millions)
Restructuring and other charges (credits), net	$9	$3	$(108	)(1)	$45

(1)
Includes pre-tax gain of $143 million on the sale of our CPD business during the first nine months of fiscal 2016.

        Operating income in the Communications Solutions segment decreased $8 million in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. Excluding the items presented in the table above, operating income was flat in the third quarter of fiscal 2016 as the impact of unfavorable product mix was offset by lower material costs.

        In the first nine months of fiscal 2016, operating income in the Communications Solutions segment increased $161 million as compared to the same period of fiscal 2015, primarily as a result of the divestiture of the CPD business. Excluding the items presented in the table above, operating income increased in the first nine months of fiscal 2016 due primarily to lower material costs and savings attributable to restructuring actions, partially offset by the impact of unfavorable product mix, price erosion, and lower volume.

 Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	June 24, 2016	June 26, 2015
	(in millions)
Net cash provided by operating activities	$1,238	$1,289
Net cash used in investing activities	(1,057)	(2,165)
Net cash used in financing activities	(2,812)	(839)
Effect of currency translation on cash	(4)	(41)

Net decrease in cash and cash equivalents	$(2,635)	$(1,756)

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

Cash Flows from Operating Activities

        In the first nine months of fiscal 2016, net cash provided by continuing operating activities increased $158 million to $1,237 million from $1,079 million in the first nine months of fiscal 2015. The increase resulted primarily from the favorable effects of changes in inventory and accounts receivable levels, partially offset by the net payments related to pre-separation tax matters.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2016 and 2015 was $742 million and $281 million, respectively. Payments made in the first nine months of fiscal 2016 and 2015 included $448 million and $30 million, respectively, for tax deficiencies related to pre-separation U.S. tax matters. Also during the first nine months of fiscal 2016 and 2015, we received net reimbursements of $303 million and $7 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation U.S. tax matters. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $991 million in the first nine months of fiscal 2016 as compared to $687 million in the first nine months of fiscal 2015. The increase in free cash flow was driven primarily by the favorable effects of changes in inventory and accounts receivable levels.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	For the Nine Months Ended
	June 24, 2016	June 26, 2015
	(in millions)
Net cash provided by continuing operating activities	$1,237	$1,079
Excluding:
Payments related to pre-separation U.S. tax matters, net	145	23
Payments related to income taxes on the sale of the BNS business	26	—
Capital expenditures	(420)	(425)
Proceeds from sale of property, plant, and equipment	3	10

Free cash flow	$991	$687

Cash Flows from Investing Activities

        Capital spending was $420 million and $425 million in the first nine months of fiscal 2016 and 2015, respectively. We expect fiscal 2016 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        We received net cash proceeds of $326 million related to the sale of our CPD business during the first nine months of fiscal 2016. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

        During the first nine months of fiscal 2016, we acquired three businesses, including Creganna, for a combined cash purchase price of $994 million, net of cash acquired. See additional information in Note 5 to the Condensed Consolidated Financial Statements.

        During the first nine months of fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. During the first nine months of fiscal 2015, we also purchased three additional businesses for $242 million in cash, net of cash acquired.

Cash Flows from Financing Activities and Capitalization

        Total debt at June 24, 2016 and September 25, 2015 was $4,036 million and $3,884 million, respectively. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding debt.

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

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at June 24, 2016 and September 25, 2015.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 24, 2016, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $377 million and $370 million in the first nine months of fiscal 2016 and 2015, respectively.

        In March 2016, our shareholders approved a dividend payment to shareholders of $1.48 (equivalent to CHF 1.48) per share out of contributed surplus, payable in four equal quarterly installments beginning in the third quarter of fiscal 2016 through the second quarter of fiscal 2017. We paid the first installment of the dividend at a rate of $0.37 per share in the third quarter of fiscal 2016.

        In the second quarter of fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. We repurchased approximately 41 million of our common shares for $2,514 million and approximately 8 million of our common shares for $536 million under our share repurchase authorization during the first nine months of fiscal 2016 and 2015, respectively. At June 24, 2016, we had $1.2 billion of availability remaining under our share repurchase authorization.

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

        As previously reported, we had a contingent purchase price commitment of $80 million related to our fiscal 2001 acquisition of Com-Net. This represented the maximum amount payable to the former shareholders of Com-Net only after the construction and installation of a communications system was completed for and approved by the State of Florida in accordance with guidelines set forth in the contract. Under the terms of the purchase and sale agreement, we did not believe we had any obligation to the sellers. However, the sellers contested our position and initiated a lawsuit in June 2006 in the Court of Common Pleas in Allegheny County, Pennsylvania. Trial began in March 2015 and culminated in the entry of final judgment on October 8, 2015, in favor of the sellers and against us for

$127 million plus costs. The judgment represented the $80 million contingent purchase price plus pre-judgment interest. In July 2016, we entered into settlement agreements with the sellers pursuant to which we agreed to pay the sellers an aggregate amount of $96 million settling all matters in dispute. Payment of this amount was made during July 2016. In connection with the settlements, during the quarter ended June 24, 2016, we recorded pre-tax credits of $30 million, representing a reduction in related reserves. This amount is reflected in income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in 2009.

Income Tax Matters

        In connection with the separation from Tyco International in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. See "Income Tax Matters" in Note 10 to the Condensed Consolidated Financial Statements for further information regarding income tax matters, including the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007.

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

        At June 24, 2016, we had outstanding letters of credit, letters of guarantee, and surety and appeal bonds of $490 million.

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension and postretirement benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial

Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015. There were no significant changes to this information during the nine months ended June 24, 2016.

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

        Free cash flow is defined as net cash provided by continuing operating activities excluding voluntary pension contributions and the cash impact of special items, if any, minus net capital expenditures. Voluntary pension contributions are excluded because this activity is driven by economic financing decisions rather than operating activity. Certain special items, including net payments related to pre-separation tax matters, are also excluded by management in evaluating free cash flow. Net capital expenditures consist of capital expenditures less proceeds from the sale of property, plant, and equipment. These items are subtracted because they represent long-term commitments.

        In the calculation of free cash flow, we subtract certain cash items that are ultimately within management's and the board of directors' discretion to direct and may imply that there is less or more cash available for our programs than the most comparable GAAP measure indicates. It should not be inferred that the entire free cash flow amount is available for future discretionary expenditures, as our definition of free cash flow does not consider certain non-discretionary expenditures, such as debt payments. In addition, we may have other discretionary expenditures, such as discretionary dividends, share repurchases, and business acquisitions, that are not considered in the calculation of free cash flow.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, could cause our results to differ materially from those expressed in forward-looking statements:

  •
  conditions in the global or regional economies and global capital markets, and cyclical industry conditions (including as a result of the impact of the proposed exit of the United Kingdom from the European Union);

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2016. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 24, 2016. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 24, 2016.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 24, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 25, 2015 as described under "Legal Proceedings" and "Income Tax Matters" in Note 10 to the Condensed Consolidated Financial Statements in this report. For a description of our previously reported legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 25, 2015, other than as set forth in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2016. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 24, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 26 – April 22, 2016	1,754	$60.96	—	$1,296,611,795
April 23 – May 27, 2016	631,913	59.81	627,500	1,259,079,143
May 28 – June 24, 2016	1,012,055	61.13	1,011,400	1,197,251,293

Total	1,645,722	$60.62	1,638,900

(1)
These columns include the following transactions which occurred during the quarter ended June 24, 2016:

(i)
the acquisition of 6,822 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 1,683,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
On March 2, 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 10, 2016)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 24, 2016, filed on July 22, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements*

*
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

Date: July 22, 2016