Form 10-K
period 2016-09-30
TE Connectivity Ltd.
filed 2016-11-15
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
TE CONNECTIVITY LTD.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $21.7 billion as of March 25, 2016, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of common shares outstanding as of November 10, 2016 was 355,343,021.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2017 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

        We became an independent, publicly traded company in 2007; however, through our predecessor companies, we trace our foundations in the connectivity business back to 1941. We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        We have a 52 or 53-week fiscal year that ends on the last Friday of September. Fiscal 2016 was a 53 week year and ended on September 30, 2016. Fiscal 2015 and 2014 were 52 weeks in length and ended on September 25, 2015 and September 26, 2014, respectively.

Segments

        We operate through the following reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. We believe our three segments serve a combined market of approximately $170 billion.

        Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2016	2015	2014
Transportation Solutions	53%	52%	51%
Industrial Solutions	26	26	28
Communications Solutions	21	22	21

Total	100%	100%	100%

        Below is a description of our reportable segments and the primary products, markets, and competitors of each segment. See Notes 1 and 21 to the Consolidated Financial Statements for additional information regarding our segments.

  Transportation Solutions

        The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components; sensors; relays; application tooling; and wire and heat shrink tubing. The Transportation Solutions segment's products, which must withstand harsh conditions, are used in the following end markets:

  •
  Automotive (75% of segment's net sales).  We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.

  •
  Commercial transportation (13% of segment's net sales).  We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including construction, agriculture, buses, and other vehicles.

  •
  Sensors (12% of segment's net sales).  We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

        The Transportation Solutions segment's major competitors include Yazaki, Delphi, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components; heat shrink tubing; relays; and wire and cable. The Industrial Solutions segment's products are used in the following markets:

  •
  Industrial equipment (44% of segment's net sales).  Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. The medical industry uses our products in imaging, diagnostic, therapeutic, surgical, tubing, and minimally invasive interventional applications. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Also, our products are used by the solar and lighting industry.

  •
  Aerospace, defense, oil, and gas (34% of segment's net sales).  We provide components and solutions for the commercial aerospace industry from the initial stages of aircraft design to aftermarket support. Our defense products include ruggedized electronic interconnects serving military aviation, marine, and ground vehicles including electronic warfare and space systems. Our oil and gas products include cables and electronics used for harsh subsea environments in the offshore oil and gas and civil marine industries and in shipboard, subsea, and sonar applications.

  •
  Energy (22% of segment's net sales).  Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

        The Industrial Solutions segment competes primarily against Amphenol, Esterline, Molex, Belden, Phoenix Contact, Hubbell, Carlisle Companies, and Integer Holdings.

  Communications Solutions

        The Communications Solutions segment is a leading supplier of electronic components for the data and devices and appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The primary products sold by the Communications Solutions segment include terminals and connector systems and components; undersea telecommunication systems; relays; heat shrink tubing; and antennas. The Communications Solutions segment's products are used in the following markets:

  •
  Data and devices (40% of segment's net sales).  We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smart phones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

  •
  Subsea communications (35% of segment's net sales).  Our products are used in undersea fiber optic telecommunication systems. With vertically integrated undersea communications systems and services, we support the telecommunications and oil and gas industries and other customers seeking marine services.

  •
  Appliances (25% of segment's net sales).  We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

        The Communications Solutions segment's major competitors include Amphenol, Molex, FCI Electronics, JST, and Korea Electric Terminal (KET). Also, the subsea communications business competes against Nokia (Alcatel-Lucent Submarine Networks) and NEC.

Customers

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

        There is no single customer that accounted for a significant amount of our net sales in fiscal 2016, 2015, or 2014.

Sales and Distribution

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2016	2015	2014
Americas(2)	34%	34%	30%
Europe/Middle East/Africa ("EMEA")	34	33	35
Asia–Pacific	32	33	35

Total	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas region includes our subsea communications business.

        See Note 21 to the Consolidated Financial Statements for additional geographic information relating to our business.

        We sell our products into approximately 150 countries primarily through direct selling efforts to manufacturers. We also sell some of our products indirectly via third-party distributors. In fiscal 2016, our direct sales represented 80% of total net sales.

        We maintain distribution centers around the world. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

        Products are generally delivered to distribution centers by our manufacturing facilities and then subsequently delivered to the customer. In some instances, however, product is delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products via road, rail, sea, and air.

Seasonality and Backlog

        We experience a slight seasonal pattern to our business. Overall, the third and fourth fiscal quarters are typically the strongest quarters of our fiscal year, whereas the first fiscal quarter is negatively affected by winter holidays and the second fiscal quarter may be affected by adverse winter weather conditions in some of our markets.

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

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and cancellation of unfilled orders prior to shipment of goods. Backlog by reportable segment was as follows:

	Fiscal Year End
	2016	2015
	(in millions)
Transportation Solutions	$1,343	$1,208
Industrial Solutions	875	814
Communications Solutions(1)	1,387	1,310

Total	$3,605	$3,332

(1)
Includes our subsea communications business' backlog of $1,047 million and $995 million at fiscal year end 2016 and 2015, respectively.

        We expect that the majority of our backlog at fiscal year end 2016 will be filled during fiscal 2017.

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

Raw Materials

        We use a wide variety of raw materials in the manufacture of our products. The principal raw materials that we use include plastic resins for molding; precious metals such as gold and silver for plating; and other metals such as copper, aluminum, brass, and steel for manufacturing cable, contacts, and other parts that are used for cable and component bodies and inserts. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. The prices of these materials are driven by global supply and demand.

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

        Our research and development expense was as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Transportation Solutions	$312	$262	$196
Industrial Solutions	136	128	128
Communications Solutions	118	150	160

Total	$566	$540	$484

        Our capital spending and investment in product and process engineering and development enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. In fiscal 2016, we derived approximately 20% of our net sales from new products, including product extensions, introduced within the previous three fiscal years.

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

        TE Connectivity and TE Connectivity (logo) are trademarks. © 2016 TE Connectivity Ltd. All Rights Reserved.

Management Team and Employees

        We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer, president, and segment leaders average over 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry.

        Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success. We continue to emphasize employee development and training, and we embrace diversity and inclusion.

        We have employees located throughout the world. As of fiscal year end 2016, we employed approximately 75,000 people worldwide, of whom 23,000 were in the Americas region, 28,000 were in the EMEA region, and 24,000 were in the Asia–Pacific region. Of our total employees, approximately 46,000 were employed in manufacturing.

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

Environmental

        Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union ("EU") Restriction of Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the EU Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") Regulation, and similar laws.

        Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions are likely to increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing facilities to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, current information, and applicable laws, we believe that it is probable that we will incur remedial costs in the range of $17 million to $42 million, and that the best estimate within this range is $20 million. We do not anticipate any material capital expenditures during fiscal 2017 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Risks Relating to the Macroeconomic Environment and Our Global Presence

         Conditions in global or regional economies, capital and money markets, and banking systems, and cyclical industry demand may adversely affect our results of operations, financial position, and cash flows.

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

        We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 54% of our net sales for fiscal 2016 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to represent a significant and likely increased portion of our future net revenue. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

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

         We could be adversely affected by a decline in the market value of our pension plans' investment portfolios or a reduction in returns on plan assets.

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

  •
  instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, actual or anticipated military or political conflicts, and any impact as a result of the proposed exit of the United Kingdom from the EU; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        We have sizeable operations in China, including 15 manufacturing sites. In addition, approximately 17% of our net sales in fiscal 2016 were made to customers in China. Economic conditions in China have been and may continue to be volatile and uncertain. In addition, the legal system in China is still developing and subject to change. Accordingly, our operations and orders for products in China could be adversely affected by changes to market conditions or interpretation of Chinese law.

        In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

Risks Relating to the Industry in Which We Operate

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

        Approximately 40% of our net sales for fiscal 2016 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2016, approximately 12% of our net sales were to customers in the industrial equipment end market, 9% of our net sales were to customers in the aerospace, defense, oil, and gas end market, and 8% of our net sales were to customers in the data and devices end market. Demand for industrial equipment is dependent upon economic conditions, including customer investment in intelligent buildings, factory automation, and process control systems, as well as market conditions in the medical, rail transportation, solar and lighting, and other major industrial markets we serve. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Demand in the oil and gas market is impacted by oil price volatility. The data and devices industry can experience variability in demand depending on the underlying business and consumer demand for computer and consumer electronics products.

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

         We are dependent on market acceptance of our new product introductions and product innovations for future revenue.

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

        Many of the industries to which we sell our products, as well as many of the industries from which we buy materials, have become more concentrated in recent years, including the automotive, data and devices, and aerospace and defense industries. Consolidation of customers may lead to decreased product purchases from us. In addition, as our customers buy in larger volumes, their volume buying power has increased, enabling them to negotiate more favorable pricing and find alternative sources from which to purchase. Our materials suppliers similarly have increased their ability to negotiate favorable pricing. These trends may adversely affect the margins on our products, particularly for commodity components.

         The life cycles of certain of our products can be very short.

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

Risks Relating to Our Operations

         Our results are sensitive to raw material availability, quality, and cost.

        We are a large buyer of resin, copper, gold, silver, brass, steel, chemicals and additives, zinc, and other precious metals. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, continues to fluctuate. If we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold ("conflict minerals" or "3TG") mined from the Democratic Republic of Congo ("DRC") and adjoining countries (together with the DRC, the "Covered Countries") in their products. These requirements could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries, and we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

        Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

         Covenants in our debt instruments may adversely affect us.

        Our five-year unsecured senior revolving credit facility ("Credit Facility") contains financial and other covenants, such as a limit on the ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) and limits on the amount of subsidiary debt and incurrence of liens. Our outstanding notes' indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

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

Risks Relating to Strategic Transactions

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

Risks Relating to Intellectual Property, Litigation, and Regulations

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

        In the normal course of business, we are, from time to time, a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, product liability, breach of contract, and employment-related claims. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial position, and cash flows.

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

        We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things:

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

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, and remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigation, removal, and remediation costs under certain federal and state laws is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notification from the U.S. Environmental Protection Agency and other environmental agencies that conditions at a number of currently and formerly-owned or operated sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

        While we plan for future capital and operating expenditures to maintain compliance with environmental laws, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws, or our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our results of operations, financial position, and cash flows or that we will not be subject to additional environmental claims for personal injury, property damage, and/or cleanup in the future based on our past, present, or future business activities.

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

Risks Relating to Our Swiss Jurisdiction of Incorporation

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 2, 2018, approved by our shareholders at our March 2, 2016 annual meeting of shareholders, and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

        Under Swiss corporate law, which applies to us, the registered share capital in our unconsolidated Swiss statutory financial statements is required to be denominated in Swiss francs. Since distributions that are effected through a return of contributed surplus or registered share capital are expected to be paid in U.S. dollars, shareholder resolutions with respect to such distributions must take into account the Swiss francs denomination of the registered share capital. If the U.S. dollar were to increase in value relative to the Swiss franc, the U.S. dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, until March 2, 2018 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the NYSE, on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

         Legislative and regulatory actions and proposals in Switzerland, the U.S., and other jurisdictions could cause a material change in our worldwide effective corporate tax rate.

        Various U.S. and non-U.S. legislative and regulatory proposals have been directed at multinational companies with operations in lower tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

  •
  the Organisation for Economic Co-operation and Development's initiative to develop agreed-upon best practices to prevent base erosion and profit shifting, which contemplate changes to numerous long-standing tax principles related to the distribution of profits between affiliated entities in different tax jurisdictions,

  •
  corporate tax reform in Switzerland, which is proposed in response to OECD and EU concerns,

  •
  EU and other country efforts to adopt certain OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and

  •
  tax policy in the U.S., such as the recently issued final and temporary debt/equity regulations under Internal Revenue Code Section 385, revisions to the model income tax treaty, and other international tax reform proposals.

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

        As we are organized under the laws of Switzerland, it may not be possible to enforce court judgments obtained in the U.S. against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to that nation's public policy.

        Swiss corporate law differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers. Thus, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

ITEM 2.    PROPERTIES

        Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2016, we owned approximately 19 million square feet and leased approximately 10 million square feet of manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

        We manufacture our products in approximately 25 countries worldwide. Our manufacturing sites focus on various aspects of the manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2016, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(number of manufacturing facilities)
Americas	11	26	7	44
EMEA	18	18	3	39
Asia–Pacific	7	6	8	21

Total	36	50	18	104

ITEM 3.    LEGAL PROCEEDINGS

        In the normal course of business, we are subject to various legal proceedings and claims, including product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the normal course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party's patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our Consolidated Balance Sheet and to record a corresponding charge, which could be significant in amount.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the NYSE under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods of fiscal 2016 and 2015:

	Market Price Range
	Fiscal
	2016		2015
	High	Low	High	Low
First Quarter	$67.61	$56.85	$65.00	$51.47
Second Quarter	65.75	52.27	73.42	61.19
Third Quarter	63.69	57.32	71.73	66.12
Fourth Quarter	64.54	54.83	64.36	55.53

        The number of registered holders of our common shares at November 9, 2016 was 25,611.

Dividends and Cash Distributions to Shareholders

        The following table sets forth the dividends paid on our common shares during the quarterly periods of fiscal 2016 and 2015:

	Fiscal
	2016		2015
First Quarter	$0.33 (CHF 0.32)	(1)	$0.29 (CHF 0.26)	(2)
Second Quarter	$0.33 (CHF 0.32)	(1)	$0.29 (CHF 0.26)	(2)
Third Quarter	$0.37 (CHF 0.37)	(1)	$0.33 (CHF 0.32)	(1)
Fourth Quarter	$0.37 (CHF 0.37)	(1)	$0.33 (CHF 0.32)	(1)

(1)
Payments were declared in U.S. dollars. The Swiss francs ("CHF") equivalent is based on a U.S. dollar/CHF exchange rate on the date of shareholder approval.

(2)
Payments were declared in CHF and paid in U.S. dollars based on a U.S. dollar/CHF exchange rate shortly before shareholder approval.

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

Performance Graph

        Set forth below is a graph comparing the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2011 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal Year End
	2011(1)	2012	2013	2014	2015	2016
TE Connectivity Ltd.	$100.00	$123.71	$193.20	$222.75	$225.57	$254.30
S&P 500 Index	100.00	130.20	156.32	187.02	185.92	213.44
Dow Jones Electrical Components and Equipment Index	100.00	132.48	181.99	203.03	186.47	221.36

(1)
$100 invested on September 30, 2011 in TE Connectivity's common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 25–July 22, 2016	1,237,100	$58.07	1,237,100	$1,125,417,356
July 23–August 26, 2016	395,461	60.44	391,693	1,101,746,129
August 27–September 30, 2016	1,030	63.07	—	1,101,746,129

Total	1,633,591	$58.64	1,628,793

(1)
These columns include the following transactions which occurred during the quarter ended September 30, 2016:

(i)
the acquisition of 4,798 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 1,628,793 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
In March 2016, our board of directors authorized a $1.0 billion increase in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

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

	As of or for Fiscal
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$12,238	$12,233	$11,973	$11,390	$11,325
Acquisition and integration costs	22	55	31	14	27
Restructuring and other charges, net	2	152	19	222	104
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	1,941	1,238	1,614	1,154	1,003
Income from discontinued operations, net of income taxes	68	1,182	167	122	109
Net income	$2,009	$2,420	$1,781	$1,276	$1,112
Per Share Data
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$5.30	$3.06	$3.94	$2.76	$2.35
Net income	5.49	5.98	4.34	3.05	2.61
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$5.26	$3.01	$3.87	$2.73	$2.33
Net income	5.44	5.89	4.27	3.02	2.59
Dividends and cash distributions paid per common share	$1.40	$1.24	$1.08	$0.92	$0.78
Balance Sheet Data
Total assets	$17,608	$20,589	$20,132	$18,446	$19,290
Long-term liabilities	6,057	7,429	7,128	6,000	7,166
Total equity	$8,485	$9,585	$9,013	$8,386	$7,977

(1)
Fiscal 2016 results included a pre-tax gain of $144 million on the sale of our Circuit Protection Devices ("CPD") business; a $1,135 million income tax benefit associated with the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the Internal Revenue Service through the year 2007 and the related impact of $604 million to other expense pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"); a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets; and an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions. (See Notes 3, 12, 15, and 16 to the Consolidated Financial Statements.) Fiscal 2016 was a 53 week year.

(2)
Fiscal 2015 results included a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties, Inc. ("Measurement Specialties"); a $201 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2001 through 2007 and the related impact of $84 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien; and a $63 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010. In addition, in fiscal 2015, income from discontinued operations, net of income taxes included the gain on the sale of our Broadband Network Solutions ("BNS") business. (See Notes 4, 12, 15, and 16 to the Consolidated Financial Statements.)

(3)
Fiscal 2014 results included a $282 million income tax benefit recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc. ("ADC"). (See Note 15 to the Consolidated Financial Statements.)

(4)
Fiscal 2013 results included a $331 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 1997 through 2000 and the related impact of $231 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(5)
Fiscal 2012 results included $75 million of charges from the amortization of acquisition-related fair value adjustments related primarily to acquired inventories and customer order backlog associated with Deutsch Group SAS and a $107 million income tax benefit recognized in connection with a reduction in the valuation allowance associated with tax loss carryforwards in certain non-U.S. locations.

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

        Fiscal 2016 highlights included the following:

  •
  Overall, our net sales were flat in fiscal 2016 as compared to fiscal 2015, as increased net sales in the Transportation Solutions and Industrial Solutions segments were offset by declines in the Communications Solutions segment. Foreign currency exchange rates negatively impacted net sales by $254 million in fiscal 2016 as compared to fiscal 2015. On an organic basis, our net sales increased 1.5% during fiscal 2016 as compared to fiscal 2015.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 2.4% due to increased sales in the automotive end market and, to a lesser degree, the sensors and commercial transportation end markets.

  •
  Industrial Solutions—Our net sales increased 1.1% due to increased sales in the industrial equipment end market which benefitted from sales contributions from acquisitions, partially offset by decreased sales in the aerospace, defense, oil, and gas and the energy end markets.

  •
  Communications Solutions—Our net sales decreased 6.8% due primarily to sales declines in the data and devices end market, partially offset by sales increases in the subsea communications end market.

  •
  Fiscal 2016 included an additional week which contributed $238 million in net sales and $0.13 per share to diluted earnings per share.

  •
  During fiscal 2016, our shareholders approved a dividend payment to shareholders of $1.48 per issued share payable in four quarterly installments of $0.37 beginning with the third fiscal quarter of 2016 and ending in the second fiscal quarter of 2017.

  •
  Net cash provided by continuing operating activities was $2,019 million and free cash flow was $1,585 million in fiscal 2016.

  •
  During fiscal 2016, we acquired the Creganna Medical group ("Creganna"), a global leader in the design and manufacture of minimally invasive delivery and access medical devices. Also during fiscal 2016, we completed the divestiture our CPD business.

Outlook

        In the first quarter of fiscal 2017, we expect net sales to be between $2.95 billion and $3.05 billion. This reflects sales growth in the Industrial Solutions and Transportation Solutions segments, partially offset by sales declines in the Communications Solutions segment relative to the first quarter of fiscal 2016. Additional information regarding expectations for our reportable segments for the first quarter of fiscal 2017 as compared to the same period of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales growth in the automotive end market to exceed anticipated growth in global automotive production of approximately 2% due primarily to growth in China and the EMEA region. We also expect our net sales to increase in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions. We expect our net sales growth in the aerospace and defense market to be partially offset by market weakness and sales declines in the oil and gas market.

  •
  Communications Solutions—We expect our net sales to decline in the data and devices end market primarily as a result of the divestiture of our CPD business. This decline is expected to be partially offset by sales growth in the appliances and subsea communications end markets.

We expect diluted earnings per share from continuing operations to be in the range of $0.84 to $0.88 per share in the first quarter of fiscal 2017.

        For fiscal 2017, we expect net sales to be between $12.3 billion and $12.9 billion, an increase from $12.2 billion in fiscal 2016 which included an additional week. This increase is attributable to sales growth in the Industrial Solutions and Transportation Solutions segments, partially offset by sales declines in the Communications Solutions segment. Additional information regarding expectations for our reportable segments for fiscal 2017 compared to fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales increase in the automotive end market to outpace expected growth in global automotive production of approximately 1% as a result of increased content per vehicle and market share gains. We also expect our net sales to increase in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions. Also, we expect net sales growth in the aerospace and defense market.

  •
  Communications Solutions—We expect our net sales growth in the subsea communications and appliances end markets to be more than offset by sales declines in the data and devices end market, due primarily to the divestiture of our CPD business.

We expect diluted earnings per share from continuing operations to be in the range of $3.84 to $4.14 per share in fiscal 2017.

        The above outlook is based on foreign exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the proposed exit of the United Kingdom from the EU, and its potential effects on our customers and the end markets we serve. We continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

Acquisitions

        During fiscal 2016, we acquired four businesses, including Creganna, for a combined cash purchase price of $1.3 billion, net of cash acquired.

        During fiscal 2015, we acquired Measurement Specialties, a leading global designer and manufacturer of sensors and sensor-based systems. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Also during fiscal 2015, we acquired three additional businesses for $241 million in cash, net of cash acquired.

        During fiscal 2014, we acquired five businesses, including the SEACON Group ("SEACON"), a leading provider of underwater connector technology and systems, for $522 million in cash, net of cash acquired.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Divestiture

        During fiscal 2016, we sold our CPD business for net cash proceeds of $333 million. We recognized a pre-tax gain of $144 million on the transaction. The CPD business was reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2016		2015		2014
	($ in millions)
Transportation Solutions	$6,503	53%	$6,351	52%	$6,090	51%
Industrial Solutions	3,215	26	3,179	26	3,302	28
Communications Solutions	2,520	21	2,703	22	2,581	21

Total	$12,238	100%	$12,233	100%	$11,973	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2016						2015
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Total		Translation	Acquisitions (Divestiture)	Organic		Total		Translation	Acquisitions	Organic
	($ in millions)
Transportation Solutions	$152	2.4%	$(174)	$16	$310	4.9%	$261	4.3%	$(556)	$567	$250	4.1%
Industrial Solutions	36	1.1	(63)	188	(89)	(2.8)	(123)	(3.7)	(258)	142	(7)	(0.2)
Communications Solutions	(183)	(6.8)	(17)	(123)	(43)	(1.6)	122	4.7	(95)	—	217	8.4

Total	$5	—%	$(254)	$81	$178	1.5%	$260	2.2%	$(909)	$709	$460	3.8%

        Net sales were flat in fiscal 2016 as compared to fiscal 2015. Organic net sales growth of 1.5% and net sales contributions from acquisitions and a divestiture of 0.6% were offset by the negative impact of foreign currency translation of 2.1% due to the weakening of certain foreign currencies. Organic net sales were adversely affected by price erosion of $188 million in fiscal 2016. Fiscal 2016 included an additional week which contributed $238 million in net sales. The impact of the additional week was estimated using an average weekly sales figure for the last month of the fiscal year.

        Net sales increased $260 million, or 2.2%, in fiscal 2015 as compared to fiscal 2014. The increase in net sales resulted from sales contributions from acquisitions of 5.9% and organic net sales growth of 3.8%, partially offset by the negative impact of foreign currency translation of 7.5% due to the weakening of certain foreign currencies. During fiscal 2015, Measurement Specialties contributed net sales of $548 million. Organic net sales were adversely affected by price erosion of $208 million in fiscal 2015.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—the Americas, EMEA, and Asia–Pacific—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 150 countries, and approximately 54% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2016. The percentage of net sales in fiscal 2016 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	46%
Euro	28
Chinese renminbi	11
Japanese yen	6
All others	9

Total	100%

        The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2016		2015		2014
	($ in millions)
Americas	$4,199	34%	$4,138	34%	$3,515	30%
EMEA	4,116	34	3,992	33	4,224	35
Asia–Pacific	3,923	32	4,103	33	4,234	35

Total	$12,238	100%	$12,233	100%	$11,973	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2016						2015
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Total		Translation	Acquisitions (Divestiture)	Organic		Total		Translation	Acquisitions	Organic
	($ in millions)
Americas	$61	1.5%	$(58)	$104	$15	0.4%	$623	17.7%	$(72)	$334	$361	10.3%
EMEA	124	3.1	(141)	71	194	4.9	(232)	(5.5)	(649)	287	130	3.1
Asia–Pacific	(180)	(4.4)	(55)	(94)	(31)	(0.7)	(131)	(3.1)	(188)	88	(31)	(0.7)

Total	$5	—%	$(254)	$81	$178	1.5%	$260	2.2%	$(909)	$709	$460	3.8%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Cost of sales	$8,205	$8,146	$8,001	$59	$145
As a percentage of net sales	67.0%	66.6%	66.8%	0.4%	(0.2)%
Gross margin	$4,033	$4,087	$3,972	$(54)	$115
As a percentage of net sales	33.0%	33.4%	33.2%	(0.4)%	0.2%

        In fiscal 2016, gross margin decreased $54 million as compared to fiscal 2015. In fiscal 2016, gross margin included charges of $10 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Creganna. In fiscal 2015, gross margin included charges of $36 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties. Excluding these charges, the gross margin decreased in fiscal 2016 due primarily to unfavorable product mix and price erosion, partially offset by lower material costs.

        Gross margin increased $115 million in fiscal 2015 as compared to fiscal 2014. In fiscal 2015, gross margin included charges of $36 million associated with the acquisition of Measurement Specialties. Excluding these charges, gross margin increased in fiscal 2015 primarily as a result of higher volume and improved manufacturing productivity, partially offset by the negative impact of changes in foreign currency exchange rates and price erosion.

        Cost of sales and gross margin are subject to variability in raw material prices, and the price of many of our raw materials continues to fluctuate. In fiscal 2016, we purchased approximately

170 million pounds of copper, 115,000 troy ounces of gold, and 2.4 million troy ounces of silver. The following table sets forth the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2016	2015	2014
Copper	Lb.	$2.49	$3.06	$3.33
Gold	Troy oz.	1,212	1,267	1,405
Silver	Troy oz.	16.08	18.51	23.43

        In fiscal 2017, we expect to purchase approximately 177 million pounds of copper, 129,000 troy ounces of gold, and 2.5 million troy ounces of silver.

Operating Expenses

        The following table presents operating expense information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Selling, general, and administrative expenses	$1,463	$1,504	$1,534	$(41)	$(30)
As a percentage of net sales	12.0%	12.3%	12.8%	(0.3)%	(0.5)%
Research, development, and engineering expenses	$644	$627	$583	$17	$44
Acquisition and integration costs	$22	$55	$31	$(33)	$24
Restructuring and other charges, net	$2	$152	$19	$(150)	$133

        Selling, General, and Administrative Expenses.    In fiscal 2016, selling, general, and administrative expenses decreased $41 million as compared to fiscal 2015 due primarily to cost control measures and savings attributable to restructuring actions.

        Selling, general, and administrative expenses decreased $30 million in fiscal 2015 as compared to fiscal 2014. The decrease resulted primarily from cost control measures and savings attributable to restructuring actions, partially offset by additional expenses associated with Measurement Specialties.

        Research, Development, and Engineering Expenses.    Research, development, and engineering expenses increased $17 million in fiscal 2016 as compared to fiscal 2015 and $44 million in fiscal 2015 as compared to fiscal 2014. The increases resulted from additional expenses related to acquisitions and growth initiatives, primarily in the Transportation Solutions segment.

        Acquisition and Integration Costs.    In fiscal 2016, we incurred acquisition and integration costs of $22 million related primarily to the acquisitions of Creganna and Measurement Specialties. In fiscal 2015, we incurred acquisition and integration costs of $55 million, related primarily to the acquisitions of Measurement Specialties and SEACON. In fiscal 2014, we incurred acquisition and integration costs of $31 million, primarily in connection with the acquisition of SEACON.

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

        In connection with these initiatives, we recorded net restructuring charges of $125 million, $93 million, and $23 million in fiscal 2016, 2015, and 2014, respectively. Annualized cost savings related to actions initiated in fiscal 2016 are expected to be approximately $150 million and are expected to be realized by the end of fiscal 2017. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2017, we expect net restructuring charges to be similar to fiscal 2016 levels. We expect total spending, which will be funded with cash from operations, to be approximately $110 million in fiscal 2017.

        During fiscal 2016, we recognized a pre-tax gain of $144 million on the sale of our CPD business.

        During fiscal 2016 and 2015, we incurred net other charges of $21 million and $59 million, respectively, primarily in connection with the divestiture of certain businesses.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Operating income	$1,902	$1,749	$1,805	$153	$(56)
Operating margin	15.5%	14.3%	15.1%	1.2%	(0.8)%

        Operating income included the following:

	Fiscal
	2016	2015	2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$22	$55	$31
Charges associated with the amortization of acquisition-related fair value adjustments	10	36	4
Restructuring charges related to acquisitions	—	3	—

	32	94	35
Restructuring and other charges, net	2	149	19

Total	$34	$243	$54

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	(in millions)
Interest expense	$127	$136	$127	$(9)	$9
Other income (expense), net	(632)	(55)	63	(577)	(118)
Income tax expense (benefit)	(779)	337	146	(1,116)	191
Income from discontinued operations, net of income taxes	68	1,182	167	(1,114)	1,015

        Other Income (Expense), Net.    In fiscal 2016, 2015, and 2014, we recorded net other income (expense) primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 16 to the Consolidated Financial Statements for further information regarding net other income (expense) and Note 12 to the Consolidated Financial Statements for information regarding the separation and related Tax Sharing Agreement.

        Income Taxes.    See Note 15 to the Consolidated Financial Statements for information regarding items impacting income tax expense (benefit) for fiscal 2016, 2015, and 2014.

        The valuation allowance for deferred tax assets was $3,096 million and $3,237 million at fiscal year end 2016 and 2015, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

        As of fiscal year end 2016, certain subsidiaries had approximately $21 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

        Income from Discontinued Operations, Net of Income Taxes.    During fiscal 2015, we sold our BNS business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During fiscal 2016, we recognized an additional pre-tax gain of $29 million on the divestiture, related primarily to pension and net working capital adjustments.

        In fiscal 2006, the former shareholders of Com-Net initiated a lawsuit related to our fiscal 2001 acquisition of Com-Net. In connection with the Com-Net case, we recorded a reserve and pre-tax charges of $127 million during fiscal 2015. During fiscal 2016, we recorded pre-tax credits of $30 million, representing a release of excess reserves. These amounts are reflected in income from discontinued operations on the Consolidated Statements of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in 2009.

        The BNS and Wireless Systems businesses met the discontinued operations criteria and were reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively. See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2016		2015		2014
	($ in millions)
Automotive	$4,912	75%	$4,780	75%	$4,995	82%
Commercial Transportation	825	13	820	13	893	15
Sensors	766	12	751	12	202	3

Total	$6,503	100%	$6,351	100%	$6,090	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2016						2015
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Total		Translation	Acquisition	Organic		Total		Translation	Acquisitions	Organic
	($ in millions)
Automotive	$132	2.8%	$(134)	$—	$266	5.6%	$(215)	(4.3)%	$(469)	$—	$254	5.1%
Commercial Transportation	5	0.6	(16)	—	21	2.6	(73)	(8.2)	(66)	—	(7)	(0.8)
Sensors	15	2.0	(24)	16	23	3.1	549	271.8	(21)	567	3	1.9

Total	$152	2.4%	$(174)	$16	$310	4.9%	$261	4.3%	$(556)	$567	$250	4.1%

        In fiscal 2016, net sales in the Transportation Solutions segment increased $152 million, or 2.4%, from fiscal 2015 due primarily to organic net sales growth of 4.9%, partially offset by the negative impact of foreign currency translation of 2.7%. Fiscal 2016 included an additional week which contributed $130 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 5.6% in fiscal 2016. The increase was due primarily to growth of 8.4% in the Asia–Pacific region and 5.9% in the EMEA region, partially offset by a decrease of 0.9% in the Americas region. In the Asia–Pacific region, our growth was driven by increased electronification and market share gains in China. In the EMEA region, our organic net sales increased due to electronification and new model launches. The Americas region was adversely impacted by market weakness in North America and macroeconomic conditions in South America.

  •
  Commercial transportation—Our organic net sales increased 2.6% in fiscal 2016 due primarily to growth in the heavy truck market in the EMEA region and China.

  •
  Sensors—Our organic net sales increased 3.1% in fiscal 2016 due primarily to increased sales in the automotive, aerospace and defense, and industrial equipment markets.

        Net sales in the Transportation Solutions segment increased $261 million, or 4.3%, in fiscal 2015 as compared to fiscal 2014 as a result of sales contributions from acquisitions of 9.3% and organic net sales growth of 4.1%, partially offset by the negative impact of foreign currency translation of 9.1%.

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

  •
  Commercial transportation—Our organic net sales decreased 0.8% in fiscal 2015 due to lower demand in the agriculture market across all regions, partially offset by growth in the heavy truck market in developed countries.

  •
  Sensors—Our organic net sales increased 1.9% in fiscal 2015 due primarily to increased sales in the automotive market resulting from new product launches in China and increased volume in Japan, partially offset by market weakness in Korea and Eastern Europe.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Operating income	$1,191	$1,193	$1,245	$(2)	$(52)
Operating margin	18.3%	18.8%	20.4%	(0.5)%	(1.6)%

        The Transportation Solutions segment's operating income included the following:

	Fiscal
	2016	2015	2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$9	$28	$4
Charges associated with the amortization of acquisition-related fair value adjustments	—	30	—
Restructuring charges related to acquisitions	—	3	—

	9	61	4
Restructuring and other charges, net	46	39	4

Total	$55	$100	$8

        Operating income in the Transportation Solutions segment was flat in fiscal 2016 as compared to fiscal 2015. Excluding the items presented in the table above, operating income decreased in fiscal 2016 primarily as a result of price erosion and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

        In fiscal 2015, operating income in the Transportation Solutions segment decreased $52 million as compared to fiscal 2014. Excluding the items presented in the table above, operating income increased in fiscal 2015 due primarily to higher volume and improved manufacturing productivity, partially offset by the negative impact of changes in foreign currency exchange rates and price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2016		2015		2014
	($ in millions)
Industrial Equipment	$1,419	44%	$1,323	42%	$1,364	41%
Aerospace, Defense, Oil, and Gas	1,100	34	1,151	36	1,140	35
Energy	696	22	705	22	798	24

Total	$3,215	100%	$3,179	100%	$3,302	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2016						2015
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Total		Translation	Acquisitions	Organic		Total		Translation	Acquisitions	Organic
	($ in millions)
Industrial Equipment	$96	7.3%	$(14)	$179	$(69)	(5.2)%	$(41)	(3.0)%	$(96)	$43	$12	0.9%
Aerospace, Defense, Oil, and Gas	(51)	(4.4)	(15)	9	(45)	(3.8)	11	1.0	(71)	99	(17)	(1.5)
Energy	(9)	(1.3)	(34)	—	25	3.6	(93)	(11.7)	(91)	—	(2)	(0.3)

Total	$36	1.1%	$(63)	$188	$(89)	(2.8)%	$(123)	(3.7)%	$(258)	$142	$(7)	(0.2)%

        Net sales in the Industrial Solutions segment increased $36 million, or 1.1%, in fiscal 2016 as compared to fiscal 2015 due to sales contributions from acquisitions of 5.9%, partially offset by organic net sales declines of 2.8% and the negative impact of foreign currency translation of 2.0%. Fiscal 2016 included an additional week which contributed $65 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 5.2% in fiscal 2016 as a result of market weakness in the Americas and Asia–Pacific regions.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 3.8% in fiscal 2016. The decrease was attributable to declines in the oil and gas market, partially offset by growth in the aerospace and defense market. In the oil and gas market, our organic net sales decrease was due to continued market weakness resulting from declines in oil prices. In the aerospace and defense market, our organic net sales increased due primarily to strength in our commercial aerospace business resulting from customer growth and market share gains.

  •
  Energy—Our organic net sales increased 3.6% in fiscal 2016 primarily as a result of growth in the Americas and EMEA regions.

        In the Industrial Solutions segment, net sales decreased $123 million, or 3.7%, in fiscal 2015 from fiscal 2014 due primarily to the negative impact of foreign currency translation of 7.8%, partially offset by sales contributions from acquisitions of 4.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 0.9% in fiscal 2015 as growth in the Asia–Pacific and EMEA regions was partially offset by lower demand in the Americas region.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 1.5% in fiscal 2015 due primarily to weakness in the oil and gas market resulting from oil price declines and market uncertainty, partially offset by continued strength in our commercial aerospace business.

  •
  Energy—Our organic net sales were flat in fiscal 2015 as growth in the Americas region was offset by declines in the Asia–Pacific region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Operating income	$343	$352	$431	$(9)	$(79)
Operating margin	10.7%	11.1%	13.1%	(0.4)%	(2.0)%

        The Industrial Solutions segment's operating income included the following:

	Fiscal
	2016	2015	2014
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$13	$27	$27
Charges associated with the amortization of acquisition-related fair value adjustments	10	6	4

	23	33	31
Restructuring and other charges, net	31	44	7

Total	$54	$77	$38

        Operating income in the Industrial Solutions segment decreased $9 million in fiscal 2016 as compared to fiscal 2015. Excluding the items presented in the table above, operating income decreased in fiscal 2016 due primarily to unfavorable product mix and price erosion, partially offset by lower material costs.

        In fiscal 2015, operating income in the Industrial Solutions segment decreased $79 million as compared to fiscal 2014. Excluding the items presented in the table above, operating income decreased in fiscal 2015 primarily as a result of the negative impact of changes in foreign currency exchange rates and price erosion.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2016		2015		2014
	($ in millions)
Data and Devices	$1,020	40%	$1,357	50%	$1,641	64%
Subsea Communications	885	35	709	26	283	11
Appliances	615	25	637	24	657	25

Total	$2,520	100%	$2,703	100%	$2,581	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2016						2015
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Total		Translation	Divestiture	Organic		Total		Translation	Organic
	($ in millions)
Data and Devices	$(337)	(24.8)%	$(6)	$(123)	$(208)	(17.8)%	$(284)	(17.3)%	$(60)	$(224)	(13.6)%
Subsea Communications	176	24.8	—	—	176	24.8	426	150.5	—	426	150.5
Appliances	(22)	(3.5)	(11)	—	(11)	(1.8)	(20)	(3.0)	(35)	15	2.3

Total	$(183)	(6.8)%	$(17)	$(123)	$(43)	(1.6)%	$122	4.7%	$(95)	$217	8.4%

        In fiscal 2016, net sales in the Communications Solutions segment decreased $183 million, or 6.8%, as compared to fiscal 2015 due to sales declines resulting from a divestiture of 4.6%, organic net sales declines of 1.6%, and the negative impact of foreign currency translation of 0.6%. Fiscal 2016 included an additional week which contributed $43 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 17.8% in fiscal 2016 as a result of strategic exit of certain low margin product lines and market weakness in all regions.

  •
  Subsea communications—Our organic net sales increased 24.8% in fiscal 2016 due to increased levels of project activity.

  •
  Appliances—Our organic net sales decreased 1.8% in fiscal 2016 due primarily to high inventory levels at distributors in the first half of the year and lower demand in the Asia–Pacific and Americas regions, partially offset by growth in the EMEA region.

        Net sales in the Communications Solutions segment increased $122 million, or 4.7%, in fiscal 2015 as compared to fiscal 2014 as a result of organic net sales growth of 8.4%, partially offset by the negative impact of foreign currency translation of 3.7%. Our organic net sales by primary industry end market were as follows:

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

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2016 versus 2015	Fiscal 2015 versus 2014
	2016	2015	2014
	($ in millions)
Operating income	$368	$204	$129	$164	$75
Operating margin	14.6%	7.5%	5.0%	7.1%	2.5%

        The Communications Solutions segment's operating income included the following:

	Fiscal
	2016		2015	2014
	(in millions)
Restructuring and other charges (credits), net	$(75	)(1)	$66	$8

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

        Operating income in the Communications Solutions segment increased $164 million in fiscal 2016 as compared to fiscal 2015, primarily as a result of the divestiture of the CPD business. Excluding the items presented in the table above, operating income increased in fiscal 2016 as a result of lower material costs and savings attributable to restructuring actions, partially offset by the impact of unfavorable product mix, lower volume, and price erosion.

        In fiscal 2015, operating income in the Communications Solutions segment increased $75 million as compared to fiscal 2014. Excluding the items presented in the table above, operating income increased in fiscal 2015, due primarily to improved manufacturing productivity, partially offset by price erosion.

Liquidity and Capital Resources

        The following table summarizes our cash flow from operating, investing, and financing activities, as reflected on the Consolidated Statements of Cash Flows:

	Fiscal
	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$1,922	$1,913	$2,083
Net cash provided by (used in) investing activities	(1,581)	636	(1,075)
Net cash provided by (used in) financing activities	(3,030)	(1,606)	65
Effect of currency translation on cash	7	(71)	(19)

Net increase (decrease) in cash and cash equivalents	$(2,682)	$872	$1,054

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

        As of fiscal year end 2016, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2016, we had approximately $6.9 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that up to approximately $1.5 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities was $2,019 million in fiscal 2016 as compared to $1,619 million in fiscal 2015. The increase resulted primarily from favorable effects of changes in accounts receivable and inventory levels, partially offset by an increase in net payments related to pre-separation tax matters.

        Net cash provided by continuing operating activities decreased $185 million to $1,619 million in fiscal 2015 as compared to $1,804 million in fiscal 2014. The decrease resulted primarily from the unfavorable effects of changes in working capital levels, partially offset by a decrease in net payments related to pre-separation tax matters.

        Pension contributions in fiscal 2016, 2015, and 2014 were $67 million, $66 million, and $87 million, respectively. We expect pension contributions to be $54 million in fiscal 2017, before consideration of any voluntary contributions. There were no voluntary pension contributions in fiscal 2016, 2015, and 2014.

        The amount of income taxes paid, net of refunds, during fiscal 2016, 2015, and 2014 was $806 million, $350 million, and $259 million, respectively. In fiscal 2016 and 2015, these payments included $471 million and $47 million, respectively, for tax deficiencies related to pre-separation tax matters. Also during fiscal 2016 and 2015, we received net reimbursements of $321 million and $7 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. During fiscal 2014, we made net payments of $179 million to Tyco International and Covidien pursuant to our indemnifications for pre-separation tax matters. See Note 12 to the Consolidated Financial Statements for additional information related to pre-separation tax matters.

        In addition to net cash provided by operating activities, we use free cash flow, a non-GAAP financial measure, as a useful measure of our ability to generate cash. Free cash flow was $1,585 million in fiscal 2016 as compared to $1,076 million in fiscal 2015 and $1,477 million in fiscal 2014. The increase in free cash flow in fiscal 2016 as compared to fiscal 2015 was driven primarily by favorable effects of changes in accounts receivable and inventory levels. The decrease in free cash flow in fiscal 2015 as compared to fiscal 2014 was driven primarily by the changes in net cash provided by continuing operating activities discussed above and higher proceeds from the sale of property, plant, and equipment in fiscal 2014.

        The following table sets forth a reconciliation of net cash provided by continuing operating activities, the most comparable GAAP financial measure, to free cash flow.

	Fiscal
	2016	2015	2014
	(in millions)
Net cash provided by continuing operating activities	$2,019	$1,619	$1,804
Excluding:
Payments related to pre-separation U.S. tax matters, net	150	40	179
Payments related to income taxes on the sale of the BNS business	36	—	—
Capital expenditures	(628)	(600)	(635)
Proceeds from sale of property, plant, and equipment	8	17	129

Free cash flow	$1,585	$1,076	$1,477

Cash Flows from Investing Activities

        Capital expenditures were $628 million, $600 million, and $635 million in fiscal 2016, 2015, and 2014, respectively. We expect fiscal 2017 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        Proceeds from the sale of property, plant, and equipment for fiscal 2014 included approximately $100 million related to the sale of real estate.

        During fiscal 2016, we acquired four businesses, including Creganna, for a combined cash purchase price of $1.3 billion, net of cash acquired. During fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Also during fiscal 2015, we acquired three additional businesses for $241 million in cash, net of cash acquired. During fiscal 2014, we acquired five businesses for $522 million in cash, net of cash acquired. See additional information in Note 5 to the Consolidated Financial Statements.

        During fiscal 2016, we received net cash proceeds of $333 million related to the sale of our CPD business. See additional information in Note 3 to the Consolidated Financial Statements.

        During fiscal 2015, we received net cash proceeds of $3.0 billion related to the sale of our BNS business. See additional information in Note 4 to the Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2016 and 2015 was $4,070 million and $3,884 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        During January 2016, TEGSA, our 100%-owned subsidiary, issued $350 million aggregate principal amount of 3.700% senior notes due February 15, 2026. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at fiscal year end 2016 and 2015.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2016, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends to shareholders were $509 million, $502 million, and $443 million in fiscal 2016, 2015, and 2014, respectively. See Note 18 to the Consolidated Financial Statements for additional information regarding dividends and cash distributions on our common shares.

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

        During fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. We repurchased approximately 43 million of our common shares for $2,610 million, 18 million of our common shares for $1,163 million, and 11 million of our common shares for $604 million under the share repurchase program during fiscal 2016, 2015, and 2014, respectively. At fiscal year end 2016, we had $1.1 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2016:

		Payments Due by Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Debt(1)	$4,061	$331	$708	$576	$1	$250	$2,195
Interest payments on debt(2)	1,228	152	129	102	92	86	667
Operating leases	444	106	86	66	47	41	98
Purchase obligations(3)	324	309	8	2	1	—	4

Total contractual cash obligations(4)(5)(6)	$6,057	$898	$931	$746	$141	$377	$2,964

(1)
Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

(2)
Interest payments exclude the impact of our interest rate swaps.

(3)
Purchase obligations consist primarily of commitments for purchases of goods and services.

(4)
The table above does not reflect unrecognized income tax benefits of $490 million and related accrued interest and penalties of $54 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(5)
The table above does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $54 million to pension plans in fiscal 2017, before consideration of voluntary contributions. These plans and our estimates of future contributions and benefit payments are more fully described in Note 14 to the Consolidated Financial Statements.

(6)
Other long-term liabilities of $362 million are excluded from the table above as we are unable to estimate the timing of payment for these items.

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

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2017 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At fiscal year end 2016, we had outstanding letters of credit, letters of guarantee, and surety bonds of $324 million.

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

Revenue Recognition

        Our revenue recognition policies are in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. Our revenues are generated principally from the sale of our products. Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. A reserve for estimated returns is established at the time of sale based on historical return experience and is recorded as a reduction of sales. Other allowances include customer quantity and price discrepancies. A reserve for other allowances is generally established at the time of sale based on historical experience and also is recorded as a reduction of sales.

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

        We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2016, we had six reporting units, five of which contained goodwill. There were two reporting units in each of our three segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

        Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the impairment analysis.

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

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2016 and determined that no impairment existed.

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

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal, and non-U.S. pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

Pension

        Our defined benefit pension plan expense and obligations are developed from actuarial assumptions. The funded status of our plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the projected benefit obligation at the measurement date. The projected benefit obligation represents the actuarial present value of benefits projected to be paid upon retirement factoring in estimated future compensation levels. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under our defined benefit pension plans are based on various factors, such as years of service and compensation.

        Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants.

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2016, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $127 million; a 25 basis point increase would have decreased the present value of our pension obligations by $113 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2016 pension expense by $10 million.

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 105%. Based on the Pension Act Funded Status as of fiscal year end 2016, our target asset allocation is 45% equity and 55% fixed income.

Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements for information regarding recently issued and recently adopted accounting pronouncements.

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

Forward-Looking Information

        Certain statements in this Annual Report are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward-looking statements:

  •
  conditions in the global or regional economies and global capital markets, and cyclical industry conditions (including as a result of the impact of the proposed exit of the United Kingdom from the EU);

  •
  conditions affecting demand for products in the industries we serve, particularly the automotive industry;

  •
  competition and pricing pressure;

  •
  market acceptance of our new product introductions and product innovations and product life cycles;

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts, foreign currency forward contracts, and foreign currency swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts, foreign currency forward contracts, or foreign currency swap contracts from the fiscal year end 2016 market rates would have changed the unrealized value of our contracts by $112 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts, foreign currency forward contracts, or foreign currency swap contracts from the fiscal year end 2015 market rates would have changed the unrealized value of our contracts by $109 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

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

        Based on our floating rate debt balances of approximately $300 million at fiscal year end 2016 and $800 million at fiscal year end 2015, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an increase of annual interest expense of approximately $2 million and $4 million in fiscal 2016 and 2015, respectively.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts in order to hedge a portion of usage requirements over that period. At fiscal year end 2016, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $11 million and had a notional value of $232 million. At fiscal year end 2015, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $33 million and had a notional value of $260 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2016 prices would have changed the unrealized value of our forward contracts by $24 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2015 prices would have changed the unrealized value of our forward contracts by $23 million.

        See Note 13 to the Consolidated Financial Statements for additional information regarding financial instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

    Consolidated Balance Sheets as of September 30, 2016 and September 25, 2015

    Consolidated Statements of Equity for the Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 30, 2016.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 30, 2016, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers, and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders (the "2017 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2017 Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all of our employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors, as indicated above. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Corporate Responsibility—Governance—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Officer Compensation," and "Compensation of Non-Employee Directors" in our 2017 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2017 Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of fiscal year end 2016 with respect to common shares issuable under our equity compensation plans or equity compensation plans of Tyco International prior to the separation:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan(1)	10,853,503	$45.08	14,108,552
Equity compensation plans not approved by security holders:
Equity awards under Tyco International Ltd. 2004 Stock and Incentive Plan and other equity incentive plans(2)	33,128	35.45	—
Equity awards under the 2010 Stock and Incentive Plan(3)	1,299,648	55.86	2,264,490

Total	12,186,279		16,373,042

(1)
The TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated (the "2007 Plan"), provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 59,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)
Includes common shares that may be issued by TE Connectivity pursuant to the Separation and Distribution Agreement under share option awards to current and former employees and directors of Tyco International, which may include individuals currently or formerly employed by or serving with TE Connectivity, Tyco International, or Covidien subsequent to the separation.

(3)
In connection with the acquisition of ADC in fiscal 2011, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8 and renamed the primary ADC plan the TE Connectivity Ltd. 2010 Stock and Incentive Plan (the "2010 Plan"). Grants under the 2010 Plan are settled in TE Connectivity common shares.

(4)
Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.

(5)
The 2007 Plan and the 2010 Plan apply weightings of 1.80 and 1.21, respectively, to outstanding nonvested restricted, performance, and deferred share units. The remaining shares issuable under both the 2007 Plan and the 2010 Plan are increased by forfeitures and cancellations, among other factors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2017 Proxy Statement set forth under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2017 Proxy Statement set forth under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

				Incorporated by Reference Herein
Exhibit Number
			Description	Form	Exhibit		Filing Date
2.1			Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	2.1		July 5, 2007

2.2			Stock and Asset Purchase Agreement, dated as of January 27, 2015, by and among TE Connectivity Ltd., CommScope Holding Company, Inc. and CommScope, Inc.	Current Report on Form 8-K	2.1		January 29, 2015

2.3		†	Share Purchase Agreement dated as of February 1, 2016 by and between TE Connectivity Ltd. and Cregstar Holdco Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2016	2.1		April 21, 2016

3.1			Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1		May 10, 2016

3.2			Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2		March 6, 2015

4.1(a	)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a	)	December 14, 2007

4.1(b	)		Second Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(c	)	December 14, 2007

4.1(c	)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d	)	December 14, 2007

4.1(d	)		Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010	Current Report on Form 8-K	4.1		December 20, 2010

4.1(e	)		Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012	Current Report on Form 8-K	4.2		February 3, 2012

4.1(f	)		Eighth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of November 25, 2013	Current Report on Form 8-K	4.1		November 25, 2013

				Incorporated by Reference Herein
Exhibit Number
			Description	Form	Exhibit	Filing Date
4.1(g	)		Ninth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.1	July 31, 2014

4.1(h	)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014

4.1(i	)		Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015

4.1(j	)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016

10.1			Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	10.1	July 5, 2007

10.2			Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011	Current Report on Form 8-K	10.1	June 27, 2011

10.3			First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent	Current Report on Form 8-K	10.1	August 2, 2013

10.4			Second Amendment to the Five-Year Senior Credit Agreement dated as of December 9, 2015 by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto, and Deutsche Bank AG New York Branch, as existing administrative agent, and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	December 9, 2015

10.5		‡*	TE Connectivity Ltd. 2007 Stock and Incentive Plan (as amended and restated)

10.6		‡	TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 28, 2012	10.4	November 13, 2012

10.7		‡	Form of Founders' Grant Option Award Terms and Conditions	Current Report on Form 8-K	10.7	July 5, 2007

10.8		‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date

10.9	‡	Form of Restricted Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.4	January 24, 2011

10.10	‡	Form of Performance Stock Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012	10.1	January 25, 2013

10.11	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and after Fiscal Year 2016

10.12	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015

10.13	‡	TE Connectivity Severance Plan for U.S. Executives (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.11	November 10, 2015

10.14	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007

10.15	‡	Tyco Electronics Corporation Supplemental Savings and Retirement Plan	Annual Report on Form 10-K for the fiscal year ended September 25, 2009	10.13	November 18, 2009

10.16	‡	Tyco Electronics Ltd. UK Savings Related Share Plan	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.23	December 14, 2007

10.17	*	Form of Indemnification Agreement

10.18	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 26, 2014	10.16	November 12, 2014

10.19	‡	Employment Agreement between Thomas J. Lynch and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.1	December 16, 2015

10.20	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015

10.21	‡	Employment Agreement between Joseph B. Donahue and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.4	December 16, 2015

10.22	‡	Employment Agreement between Robert N. Shaddock and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.5	December 16, 2015

Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.23	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015

10.24	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016

21.1	*	Subsidiaries of TE Connectivity Ltd.

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 30, 2016, filed on November 15, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

†
The schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule so furnished.

‡
Management contract or compensatory plan or arrangement

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

        Date: November 15, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. LYNCH Thomas J. Lynch	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2016
/s/ TERRENCE R.CURTIN Terrence R. Curtin	President and Director	November 15, 2016
/s/ HEATH A. MITTS Heath A. Mitts	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2016
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 15, 2016
* Pierre R. Brondeau	Director	November 15, 2016
* Carol A. Davidson	Director	November 15, 2016

Signature	Title	Date

* Juergen W. Gromer	Director	November 15, 2016
* William A. Jeffrey	Director	November 15, 2016
* Yong Nam	Director	November 15, 2016
* Daniel J. Phelan	Director	November 15, 2016
* Paula A. Sneed	Director	November 15, 2016
* Mark C. Trudeau	Director	November 15, 2016
* John C. Van Scoter	Director	November 15, 2016
* Laura H. Wright	Director	November 15, 2016
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

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 30, 2016 and September 25, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three fiscal years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and September 25, 2015, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 30, 2016, and our report dated

November 15, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 15, 2016

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

	Fiscal
	2016	2015	2014
	(in millions, except per share data)
Net sales	$12,238	$12,233	$11,973
Cost of sales	8,205	8,146	8,001

Gross margin	4,033	4,087	3,972
Selling, general, and administrative expenses	1,463	1,504	1,534
Research, development, and engineering expenses	644	627	583
Acquisition and integration costs	22	55	31
Restructuring and other charges, net	2	152	19

Operating income	1,902	1,749	1,805
Interest income	19	17	19
Interest expense	(127)	(136)	(127)
Other income (expense), net	(632)	(55)	63

Income from continuing operations before income taxes	1,162	1,575	1,760
Income tax (expense) benefit	779	(337)	(146)

Income from continuing operations	1,941	1,238	1,614
Income from discontinued operations, net of income taxes	68	1,182	167

Net income	$2,009	$2,420	$1,781

Basic earnings per share:
Income from continuing operations	$5.30	$3.06	$3.94
Income from discontinued operations	0.19	2.92	0.41
Net income	5.49	5.98	4.34
Diluted earnings per share:
Income from continuing operations	$5.26	$3.01	$3.87
Income from discontinued operations	0.18	2.88	0.40
Net income	5.44	5.89	4.27
Dividends paid per common share	$1.40	$1.24	$1.08
Weighted-average number of shares outstanding:
Basic	366	405	410
Diluted	369	411	417

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

	Fiscal
	2016	2015	2014
	(in millions)
Net income	$2,009	$2,420	$1,781
Other comprehensive loss:
Currency translation	(92)	(312)	(211)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(88)	(46)	(123)
Gains on cash flow hedges, net of income taxes	11	2	14

Other comprehensive loss	(169)	(356)	(320)

Comprehensive income.	$1,840	$2,064	$1,461

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and September 25, 2015

	Fiscal Year End
	2016	2015
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$647	$3,329
Accounts receivable, net of allowance for doubtful accounts of $17 and $18, respectively	2,046	2,120
Inventories	1,596	1,615
Prepaid expenses and other current assets	486	476
Deferred income taxes	—	345

Total current assets	4,775	7,885
Property, plant, and equipment, net	3,052	2,920
Goodwill	5,492	4,824
Intangible assets, net	1,879	1,555
Deferred income taxes	2,111	2,144
Receivable from Tyco International plc and Covidien plc	12	964
Other assets	287	297

Total Assets	$17,608	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$331	$498
Accounts payable	1,090	1,143
Accrued and other current liabilities	1,437	1,749
Deferred revenue	208	185

Total current liabilities	3,066	3,575
Long-term debt	3,739	3,386
Long-term pension and postretirement liabilities	1,502	1,327
Deferred income taxes	207	329
Income taxes	247	1,954
Other liabilities	362	433

Total Liabilities	9,123	11,004

Commitments and contingencies (Note 12)
Shareholders' Equity:
Common shares, CHF 0.57 par value, 382,835,381 shares authorized and issued, and 414,064,381 shares authorized and issued, respectively	168	182
Contributed surplus	1,801	4,359
Accumulated earnings	8,682	6,673
Treasury shares, at cost, 27,554,005 and 20,071,089 shares, respectively	(1,624)	(1,256)
Accumulated other comprehensive loss	(542)	(373)

Total Shareholders' Equity	8,485	9,585

Total Liabilities and Shareholders' Equity	$17,608	$20,589

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF EQUITY

Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

	Common Shares		Treasury Shares					TE Connectivity Ltd. Shareholders' Equity
							Accumulated Other Comprehensive Income (Loss)
					Contributed Surplus	Accumulated Earnings			Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 27, 2013	429	$189	(17)	$(720)	$6,136	$2,472	$303	$8,380	$6	$8,386
Net income	—	—	—	—	—	1,781	—	1,781	—	1,781
Other comprehensive loss	—	—	—	—	—	—	(320)	(320)	—	(320)
Share-based compensation expense	—	—	—	—	84	—	—	84	—	84
Dividends approved	—	—	—	—	(473)	—	—	(473)	—	(473)
Exercise of share options	—	—	5	156	—	—	—	156	—	156
Restricted share award vestings and other activity	—	—	2	125	(122)	—	—	3	—	3
Repurchase of common shares	—	—	(11)	(604)	—	—	—	(604)	—	(604)
Cancellation of treasury shares	(10)	(5)	10	399	(394)	—	—	—	—	—

Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007	$6	$9,013

Net income	—	—	—	—	—	2,420	—	2,420	—	2,420
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)	—	(356)
Share-based compensation expense	—	—	—	—	95	—	—	95	—	95
Dividends approved	—	—	—	—	(526)	—	—	(526)	—	(526)
Exercise of share options	—	—	3	103	—	—	—	103	—	103
Restricted share award vestings and other activity	—	—	1	143	(138)	—	—	5	(6)	(1)
Repurchase of common shares	—	—	(18)	(1,163)	—	—	—	(1,163)	—	(1,163)
Cancellation of treasury shares	(5)	(2)	5	305	(303)	—	—	—	—	—

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585	$—	$9,585

Net income	—	—	—	—	—	2,009	—	2,009	—	2,009
Other comprehensive loss	—	—	—	—	—	—	(169)	(169)	—	(169)
Share-based compensation expense	—	—	—	—	91	—	—	91	—	91
Dividends approved	—	—	—	—	(512)	—	—	(512)	—	(512)
Exercise of share options	—	—	2	90	—	—	—	90	—	90
Restricted share award vestings and other activity	—	—	2	146	(145)	—	—	1	—	1
Repurchase of common shares	—	—	(43)	(2,610)	—	—	—	(2,610)	—	(2,610)
Cancellation of treasury shares	(31)	(14)	31	2,006	(1,992)	—	—	—	—	—

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485	$—	$8,485

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

	Fiscal
	2016	2015	2014
	(in millions)
Cash Flows From Operating Activities:
Net income	$2,009	$2,420	$1,781
Income from discontinued operations, net of income taxes	(68)	(1,182)	(167)

Income from continuing operations	1,941	1,238	1,614
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	585	616	551
Non-cash restructuring charges	41	21	16
Deferred income taxes	178	40	(281)
Provision for losses on accounts receivable and inventories	17	36	34
Tax sharing (income) expense	632	52	(65)
Share-based compensation expense	91	89	77
Gain on divestiture	(144)	—	—
Other	61	105	50
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	116	(210)	(182)
Inventories	16	(220)	(98)
Prepaid expenses and other current assets	282	36	(14)
Accounts payable	(100)	(22)	71
Accrued and other current liabilities	(4)	(155)	(280)
Deferred revenue	26	12	113
Income taxes	(1,764)	(52)	167
Other	45	33	31

Net cash provided by continuing operating activities	2,019	1,619	1,804
Net cash provided by (used in) discontinued operating activities	(97)	294	279

Net cash provided by operating activities	1,922	1,913	2,083

Cash Flows From Investing Activities:
Capital expenditures	(628)	(600)	(635)
Proceeds from sale of property, plant, and equipment	8	17	129
Acquisition of businesses, net of cash acquired	(1,336)	(1,725)	(522)
Proceeds from divestiture of business, net of cash retained by sold business	333	—	3
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	(19)	2,957	—
Other	61	12	(13)

Net cash provided by (used in) continuing investing activities	(1,581)	661	(1,038)
Net cash used in discontinued investing activities	—	(25)	(37)

Net cash provided by (used in) investing activities	(1,581)	636	(1,075)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	330	(328)	(23)
Proceeds from issuance of debt	352	617	1,322
Repayment of debt	(501)	(473)	(360)
Proceeds from exercise of share options	90	103	156
Repurchase of common shares	(2,787)	(1,023)	(578)
Payment of common share dividends to shareholders	(509)	(502)	(443)
Transfers (to) from discontinued operations	(97)	269	242
Other	(5)	—	(9)

Net cash provided by (used in) continuing financing activities	(3,127)	(1,337)	307
Net cash provided by (used in) discontinued financing activities	97	(269)	(242)

Net cash provided by (used in) financing activities	(3,030)	(1,606)	65

Effect of currency translation on cash	7	(71)	(19)
Net increase (decrease) in cash and cash equivalents	(2,682)	872	1,054
Cash and cash equivalents at beginning of fiscal year	3,329	2,457	1,403

Cash and cash equivalents at end of fiscal year	$647	$3,329	$2,457

Supplemental Cash Flow Information:
Interest paid	$117	$128	$118
Income taxes paid, net of refunds	806	350	259

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

  •
  Communications Solutions.  The Communications Solutions segment is a leading supplier of electronic components for the data and devices and appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

  Use of Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these Consolidated Financial Statements include restructuring and other charges, assets acquired and liabilities assumed in acquisitions, allowances for doubtful accounts receivable, estimates of future cash flows and discount rates associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, estimated contract revenue and related costs, legal contingencies, tax reserves and deferred tax asset valuation allowances, and the determination of discount and other rate assumptions for pension benefit cost. Actual results could differ materially from these estimates.

  Fiscal Year

        We have a 52 or 53-week fiscal year that ends on the last Friday of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal 2016 was a 53 week year and ended on September 30, 2016. Fiscal 2015 and 2014 were 52 weeks in length and ended on September 25, 2015 and September 26, 2014, respectively.

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

        At fiscal year end 2016, we had six reporting units, five of which contained goodwill. There were two reporting units in each of our three segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

        Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on a number of reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the impairment analysis.

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

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2016, 2015, and 2014 were $566 million, $540 million, and $484 million, respectively.

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

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2016, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

  •
  Debt.  The fair value of debt, including both current and non-current maturities, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

  Pension

        The funded status of our defined benefit pension plans is recognized on the Consolidated Balance Sheets and is measured as the difference between the fair value of plan assets and the projected benefit obligation at the measurement date. The projected benefit obligation represents the actuarial present value of benefits projected to be paid upon retirement factoring in estimated future compensation levels. The fair value of plan assets represents the current market value of cumulative company and participant contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trustee of the funds. The benefits under our defined benefit pension plans are based on various factors, such as years of service and compensation.

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

  Earnings Per Share

        Basic earnings per share is computed by dividing net income by the basic weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding adjusted for the potentially dilutive impact of share-based compensation arrangements.

  Currency Translation

        For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal year end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within equity.

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2016, 2015, and 2014.

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

  Recently Issued Accounting Pronouncements

        In March 2016, the Financial Accounting Standards Board ("FASB") issued an update to ASC 718, Compensation—Stock Compensation, to simplify various aspects of accounting for share-based payments to employees. This update is effective for us in the first quarter of fiscal 2018; however, we expect to early adopt this update in the first quarter of fiscal 2017. We expect the impact of adoption of the provision addressing accounting for excess tax benefits and deficiencies will increase noncurrent deferred tax assets and retained earnings by approximately $170 million. Adoption of the remaining provisions of the update will not have a material impact on our Consolidated Financial Statements.

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

        In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. In August 2015, the FASB deferred the effective date of ASC 606 by one year. ASC 606 is effective for us in the first quarter of fiscal 2019 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606, but do not expect adoption to have a material impact on our results of operations or financial position.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Recently Adopted Accounting Pronouncements

        In November 2015, the FASB issued an update to ASC 740 requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. We elected to early adopt this update on a prospective basis during fiscal 2016. Prior period amounts were not retrospectively adjusted.

        In April 2015, the FASB issued an update to ASC 835, Interest, requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We elected to early adopt this update during fiscal 2016. The update was applied on a retrospective basis and did not have a material impact on the Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	Fiscal
	2016	2015	2014
	(in millions)
Restructuring charges, net	$125	$93	$23
Gain on divestiture	(144)	—	—
Other charges (credits), net	21	59	(4)

	$2	$152	$19

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Transportation Solutions	$39	$6	$7
Industrial Solutions	28	29	7
Communications Solutions	58	58	9

Restructuring charges, net	$125	$93	$23

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other(1)	Balance at End of Fiscal Year
	(in millions)
Fiscal 2016 Activity:
Fiscal 2016 Actions:
Employee severance	$—	$86	$—	$(32)	$—	$—	$54
Facility and other exit costs	—	3	—	(3)	—	—	—
Property, plant, and equipment	—	41	—	—	(41)	—	—

Total	—	130	—	(35)	(41)	—	54

Fiscal 2015 Actions:
Employee severance	45	3	(4)	(31)	—	—	13
Facility and other exit costs	1	—	—	(1)	—	—	—

Total	46	3	(4)	(32)	—	—	13

Fiscal 2014 Actions:
Employee severance	4	—	—	(2)	—	—	2

Pre-Fiscal Fiscal 2014 Actions:
Employee severance	20	—	(6)	(6)	—	2	10
Facility and other exit costs	14	2	—	(4)	—	—	12

Total	34	2	(6)	(10)	—	2	22

Total fiscal 2016 activity	$84	$135	$(10)	$(79)	$(41)	$2	$91

Fiscal 2015 Activity:
Fiscal 2015 Actions:
Employee severance	$—	$68	$—	$(23)	$—	$—	$45
Facility and other exit costs	—	3	—	(2)	—	—	1
Property, plant, and equipment	—	21	—	—	(21)	—	—

Total	—	92	—	(25)	(21)	—	46

Fiscal 2014 Actions:
Employee severance	16	—	—	(7)	—	(5)	4
Facility and other exit costs	1	—	—	(1)	—	—	—

Total	17	—	—	(8)	—	(5)	4

Pre-Fiscal 2014 Actions:
Employee severance	75	2	(4)	(47)	—	(6)	20
Facility and other exit costs	22	3	—	(12)	—	1	14

Total	97	5	(4)	(59)	—	(5)	34

Total fiscal 2015 activity	$114	$97	$(4)	$(92)	$(21)	$(10)	$84

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other(1)	Balance at End of Fiscal Year
	(in millions)
Fiscal 2014 Activity:
Fiscal 2014 Actions:
Employee severance	$—	$10	$—	$(13)	$—	$19	$16
Facility and other exit costs	—	—	—	—	—	1	1
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	19	—	(13)	(9)	20	17

Pre-Fiscal 2014 Actions:
Employee severance	210	10	(20)	(134)	—	9	75
Facility and other exit costs	27	6	1	(13)	—	1	22
Property, plant, and equipment	—	7	—	—	(7)	—	—

Total	237	23	(19)	(147)	(7)	10	97

Total fiscal 2014 activity	$237	$42	$(19)	$(160)	$(16)	$30	$114

(1)
Includes net charges associated with discontinued operations of $36 million in fiscal 2014.

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during fiscal 2016, we recorded restructuring charges of $130 million. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $171 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Charges Incurred in Fiscal 2016	Remaining Expected Charges
	(in millions)
Transportation Solutions	$45	$38	$7
Industrial Solutions	30	28	2
Communications Solutions	96	64	32

Total	$171	$130	$41

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during fiscal 2016 and 2015, we recorded net restructuring

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

credits of $1 million and charges of $92 million, respectively. We do not expect to incur any additional charges related to restructuring programs commenced in fiscal 2015.

  Fiscal 2014 Actions

        During fiscal 2014, we initiated a restructuring program associated primarily with headcount reductions and manufacturing site and product line closures in the Communications Solutions segment. In connection with this program, we recorded net restructuring charges of $19 million in fiscal 2014. We do not expect to incur any additional charges related to restructuring programs commenced in fiscal 2014.

  Pre-Fiscal 2014 Actions

        During fiscal 2016, 2015, and 2014, we recorded net restructuring credits of $4 million, charges of $1 million, and charges of $4 million, respectively, related to pre-fiscal 2014 actions. We do not expect to incur any additional charges related to pre-fiscal 2014 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2016	2015
	(in millions)
Accrued and other current liabilities	$64	$60
Other liabilities	27	24

Restructuring reserves	$91	$84

Gain on Divestiture

        During fiscal 2016, we sold our Circuit Protection Devices ("CPD") business for net cash proceeds of $333 million. We recognized a pre-tax gain of $144 million on the transaction. The CPD business was reported in our Communications Solutions segment.

Other Charges (Credits), Net

        During fiscal 2016, we incurred costs of $21 million, associated primarily with the divestiture of certain businesses.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations

        The following table presents certain components of income from discontinued operations, net of income taxes:

	Fiscal
	2016	2015	2014
	(in millions)
Net sales from discontinued operations	$—	$1,595	$1,939

Pre-tax income from discontinued operations	$30	$118	$224
Pre-tax gain on sale of discontinued operations	29	1,105	—
Income tax (expense) benefit	9	(41)	(57)

Income from discontinued operations, net of income taxes	$68	$1,182	$167

        During fiscal 2015, we sold our BNS business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. In the U.S., income taxes associated with the gain on the sale of assets were largely offset by income tax benefits realized on the sale of several subsidiaries. In certain non-U.S. jurisdictions, the sale was exempt from income taxes. During fiscal 2016, we recognized an additional pre-tax gain of $29 million on the divestiture, related primarily to pension and net working capital adjustments.

        In fiscal 2006, the former shareholders of Com-Net initiated a lawsuit related to our fiscal 2001 acquisition of Com-Net. In October 2015, the Court of Common Pleas in Allegheny County, Pennsylvania entered final judgment in favor of the sellers and against us for $127 million plus costs. In July 2016, we entered into settlement agreements with the sellers pursuant to which we agreed to pay the sellers an aggregate amount of $96 million, payment of which was made in fiscal 2016, settling all matters in dispute.

        In connection with the Com-Net case, we recorded a reserve and pre-tax charges of $127 million during fiscal 2015. During fiscal 2016, in connection with the settlements, we recorded pre-tax credits of $30 million, representing a release of excess reserves. These amounts are reflected in income from discontinued operations on the Consolidated Statements of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in 2009.

        The BNS and Wireless Systems businesses met the discontinued operations criteria and were reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively.

5. Acquisitions

  Fiscal 2016 Acquisitions

        During fiscal 2016, we acquired four businesses, including the Creganna Medical group, for a combined cash purchase price of $1.3 billion, net of cash acquired. The acquisitions have been reported as part of our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

        We have preliminarily allocated the purchase price of acquired businesses to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

are in the process of completing the valuation of identifiable intangible assets, fixed assets, pre-acquisition contingencies, and income taxes. Accordingly, the fair values set forth below are subject to adjustment upon finalization of the valuations. The amount of these potential adjustments could be significant. We expect to complete the purchase price allocation for these acquisitions during fiscal 2017.

        The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$75
Other current assets	88
Goodwill	836
Intangible assets	530
Other non-current assets	39

Total assets acquired	1,568

Current liabilities	35
Deferred income taxes	107
Other non-current liabilities	15

Total liabilities assumed	157

Net assets acquired	1,411
Cash and cash equivalents acquired	(75)

Net cash paid	$1,336

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

        Acquired intangible assets consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$300	18
Developed technology	170	11
Trade names and trademarks	45	25
Customer order backlog	15	3

Total	$530	16

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        The acquired intangible assets are being amortized on a straight-line basis over their expected useful lives.

        Goodwill of $836 million was recognized in these transactions, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Industrial Solutions and Transportation Solutions segments and is not deductible for tax purposes. However, prior to being acquired by us, one of the fiscal 2016 acquisitions completed certain acquisitions that resulted in goodwill with an estimated value of $15 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2025.

        Fiscal 2016 acquisitions contributed net sales of $167 million and operating income of $8 million to our Consolidated Statement of Operations during fiscal 2016. The operating income included $10 million of acquisition costs, $7 million associated with the amortization of acquisition-related fair value adjustments related to acquired inventories and customer order backlog, and $2 million of integration costs.

  Fiscal 2015 Acquisitions

        In October 2014, we acquired 100% of the outstanding shares of Measurement Specialties, Inc. ("Measurement Specialties"), a leading global designer and manufacturer of sensors and sensor-based systems, for $86.00 in cash per share. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Measurement Specialties offers a broad portfolio of technologies including pressure, vibration, force, temperature, humidity, ultrasonic, position, and fluid sensors, for a wide range of applications and industries. This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$37
Accounts receivable	84
Inventories	110
Other current assets	20
Property, plant, and equipment	95
Goodwill	1,064
Intangible assets	547
Other non-current assets	9

Total assets acquired	1,966

Short-term debt	20
Accounts payable	48
Other current liabilities	67
Long-term debt	203
Deferred income taxes	98
Other non-current liabilities	9

Total liabilities assumed	445

Net assets acquired	1,521
Cash and cash equivalents acquired	(37)

Net cash paid	$1,484

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

        Acquired intangible assets consisted of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$370	18
Developed technology	161	9
Trade names and trademarks	4	1
Customer order backlog	12	< 1

Total	$547	15

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

        During fiscal 2015, we acquired three additional businesses for $241 million in cash, net of cash acquired.

  Fiscal 2014 Acquisitions

        During fiscal 2014, we acquired five businesses, including the SEACON Group ("SEACON"), a leading provider of underwater connector technology and systems, for $522 million in cash, net of cash acquired.

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015 and the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for Fiscal
	2016	2015	2014
	(in millions, except per share data)
Net sales	$12,471	$12,613	$12,429
Net income	2,038	2,448	1,744
Diluted earnings per share	5.52	$5.96	$4.18

        The pro forma financial information for the fiscal 2016 acquisitions was based on our preliminary allocation of the purchase price and therefore is subject to adjustment upon finalization of the purchase price allocation. The pro forma adjustments, which were not significant, included interest expense based on pro forma changes in our combined capital structure, charges related to acquired customer order backlog, charges related to the amortization of the fair value of acquired intangible assets, charges related to the fair value adjustment to acquisition-date inventories, and acquisition and other costs, and the related tax effects.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2016	2015
	(in millions)
Raw materials	$241	$261
Work in progress	504	535
Finished goods	669	773
Inventoried costs on long-term contracts	182	46

Inventories	$1,596	$1,615

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2016	2015
	(in millions)
Land and improvements	$159	$163
Buildings and improvements	1,272	1,261
Machinery and equipment	6,890	6,692
Construction in process	567	521

Gross property, plant, and equipment	8,888	8,637
Accumulated depreciation	(5,836)	(5,717)

Property, plant, and equipment, net	$3,052	$2,920

        Depreciation expense was $436 million, $463 million, and $467 million in fiscal 2016, 2015, and 2014, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
Fiscal year end 2014(1)	$834	$2,165	$727	$3,726
Acquisitions	1,066	145	—	1,211
Currency translation	(37)	(57)	(19)	(113)

Fiscal year end 2015(1)	1,863	2,253	708	4,824
Acquisitions	60	776	—	836
Divestiture of business	—	—	(117)	(117)
Currency translation	(20)	(24)	(7)	(51)

Fiscal year end 2016(1)	$1,903	$3,005	$584	$5,492

(1)
At fiscal year end 2016, 2015, and 2014, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $2,191 million and $669 million, respectively. Accumulated impairment losses for the Communications Solutions segment were $1,514 million at fiscal year end 2016 and $1,626 million at fiscal year end 2015 and 2014.

        During fiscal 2016, we acquired four businesses and recognized goodwill of $836 million, which benefited the Industrial Solutions and Transportation Solutions segments. During fiscal 2015, we completed the acquisition of Measurement Specialties and recognized goodwill of $1,064 million, which benefited the Transportation Solutions segment. See Note 5 for additional information regarding acquisitions.

        During fiscal 2016, net goodwill of $117 million was written-off in connection with the sale of our CPD business. See Note 3 for additional information regarding the divestiture of CPD.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2016 and determined that no impairment existed.

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,332	$(212)	$1,120	$1,053	$(148)	$905
Intellectual property	1,300	(563)	737	1,150	(524)	626
Other	36	(14)	22	37	(13)	24

Total	$2,668	$(789)	$1,879	$2,240	$(685)	$1,555

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets, Net (Continued)

        During fiscal 2016, the gross carrying amount of intangible assets increased by $530 million as a result of the acquisition of four businesses. See Note 5 for additional information regarding acquisitions.

        Intangible asset amortization expense was $149 million, $153 million, and $84 million for fiscal 2016, 2015, and 2014, respectively. The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2017	$170
Fiscal 2018	170
Fiscal 2019	167
Fiscal 2020	160
Fiscal 2021	157
Thereafter	1,055

Total	$1,879

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2016	2015
	(in millions)
Accrued payroll and employee benefits	$431	$424
Dividends payable to shareholders	263	260
Income taxes payable	149	198
Share repurchase program payable	—	177
Restructuring reserves	64	60
Interest payable	56	53
Deferred income taxes	—	33
Other	474	544

Accrued and other current liabilities	$1,437	$1,749

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Debt was as follows:

	Fiscal Year End
	2016	2015
	(in millions)
Commercial paper, at a weighted-average interest rate of 0.69% at fiscal year end 2016	$330	$—
Senior floating rate notes due 2016(1)	—	500
6.55% senior notes due 2017	708	708
2.375% senior notes due 2018	325	325
2.35% senior notes due 2019	250	250
4.875% senior notes due 2021	250	250
3.50% senior notes due 2022	500	500
1.100% euro-denominated senior notes due 2023	618	614
3.45% senior notes due 2024	250	250
3.700% senior notes due 2026	350	—
7.125% senior notes due 2037	477	477
Other	3	—

Total principal debt	4,061	3,874
Unamortized discounts and debt issuance costs	(26)	(27)
Effects of fair value hedge-designated interest rate swaps	35	37

Total debt	$4,070	$3,884

(1)
The senior floating rate notes due 2016 bore interest at a rate of three-month London interbank offered rate ("LIBOR") plus 0.20% per year.

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

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in December 2015 primarily to extend the maturity date from August 2018 to December 2020. TEGSA had no borrowings under the Credit Facility at fiscal year end 2016 and 2015.

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

        Principal payments required for debt are as follows:

(in millions)
Fiscal 2017	$331
Fiscal 2018	708
Fiscal 2019	576
Fiscal 2020	1
Fiscal 2021	250
Thereafter	2,195

Total	$4,061

        The fair value of our debt, based on indicative valuations, was approximately $4,424 million and $4,115 million at fiscal year end 2016 and 2015, respectively.

12. Commitments and Contingencies

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

Income Tax Matters

  Tax Sharing Agreement

        In fiscal 2007, we became an independent, publicly traded company owning the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation"). As a result of subsequent transactions, Tyco International and Covidien now operate as part of Johnson Controls International plc and Medtronic plc, respectively.

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

        In January 2016, Tyco International entered into Stipulations of Settled Issues (the "Stipulations") with the IRS intended to resolve all disputes related to the intercompany debt matter discussed above. The Stipulations were contingent upon the Appeals Division of the IRS applying the same settlement or framework to all intercompany debt issues on appeal for subsequent audit cycles (years 2001 through 2007).

        During the second quarter of fiscal 2016, we made a pre-payment to the IRS of $443 million, for deficiencies for which we are the primary obligor, to stop the accretion of deficiency interest. Concurrent with remitting this payment, we were reimbursed $305 million by Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. In addition, we paid $2 million to Covidien for our share of deficiencies for which Covidien was the primary obligor. As a result, our net cash payment in connection with the disputed debt matter was $140 million during the second quarter of fiscal 2016.

        In May 2016, the U.S. Tax Court entered orders consistent with the Stipulations and dismissed the petitions as settled and the Appeals Division of the IRS issued special agreement Forms 870-AD that effectively settled the matters on appeal on the same terms as those set forth in the Stipulations. As a result, we have resolved all aspects of the disputed debt matter before the U.S. Tax Court (for the 1997 through 2000 audit cycle) and before the Appeals Division of the IRS for subsequent audit cycles (2001 through 2007). In addition, we expect the terms of the resolution for the disputed debt matter will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        As a result of these developments, in fiscal 2016, we recognized an income tax benefit of $1,135 million, representing a reduction in tax reserves, and other expense of $604 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The U.S. tax loss and credit carryforwards finalized as a result of the settlement of the disputed debt matter were assessed for realizability in fiscal 2016 and included in our valuation allowance analysis. See Note 15 for further information regarding the valuation allowance for deferred tax assets.

  2001-2007 Audit Years

        In fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2001 through 2007, excluding the disputed debt matter which was subsequently resolved during fiscal 2016. As a result of these developments, in fiscal 2015, we recognized an income tax benefit of $201 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $84 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  2008-2010 Audit Years

        In fiscal 2015, the IRS issued general agreement Forms 870, effectively settling its audits of tax matters for the years 2008 through 2010, excluding the disputed debt matter. As discussed above, we expect the terms of the resolution for the disputed debt matter will be consistently applied by the IRS to all of our U.S. income tax returns filed subsequent to fiscal 2007. As a result of these developments, in fiscal 2015, we recognized an income tax benefit of $63 million, representing a reduction in tax reserves for the matters that were effectively settled.

Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2016, we concluded that it was probable that we would incur remedial costs in the range of $17 million to $42 million, and that the best estimate within this range was $20 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Leases

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these leases was $143 million, $141 million, and $130 million for fiscal 2016, 2015, and 2014, respectively. At fiscal year end 2016, the minimum lease payment obligations under non-cancelable lease obligations were as follows:

(in millions)
Fiscal 2017	$106
Fiscal 2018	86
Fiscal 2019	66
Fiscal 2020	47
Fiscal 2021	41
Thereafter	98

Total	$444

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

        At fiscal year end 2016, we had outstanding letters of credit, letters of guarantee, and surety bonds of $324 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims at fiscal year end 2016 and 2015 were $48 million and $35 million, respectively.

13. Financial Instruments and Fair Value Measurements

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

        The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2016, 2015, and 2014.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments and Fair Value Measurements (Continued)

  Foreign Exchange Risks and Hedges of Net Investment

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts, foreign currency forward contracts, and foreign currency swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Consolidated Statement of Operations within the next twelve months.

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturities of these contracts in fiscal 2022, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,480 million and $3,880 million at fiscal year end 2016 and 2015, respectively. Foreign exchange losses of $45 million and foreign exchange gains of $353 million and $156 million in fiscal 2016, 2015, and 2014, respectively, were recorded as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange gains and losses attributable to the translation of the net investment. See Note 19 for additional information.

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

        At fiscal year end 2016 and 2015, our commodity hedges had notional values of $232 million and $260 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments and Fair Value Measurements (Continued)

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at fiscal year end 2016 and 2015.

14. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2016	2015	2014	2016	2015	2014
	($ in millions)
Service cost	$9	$9	$7	$48	$45	$46
Interest cost	50	48	50	52	58	71
Expected return on plan assets	(59)	(67)	(63)	(68)	(72)	(67)
Amortization of net actuarial loss	40	25	25	36	33	23
Other	—	—	—	(6)	(5)	(3)

Net periodic pension benefit cost	$40	$15	$19	$62	$59	$70

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	4.38%	4.34%	4.84%	2.50%	2.77%	3.38%
Expected return on plan assets	6.97%	7.20%	7.16%	5.98%	6.46%	5.96%
Rate of compensation increase	—%	—%	—%	2.81%	2.86%	2.84%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2016	2015	2016	2015
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,170	$1,143	$2,188	$2,276
Service cost	9	9	48	45
Interest cost	50	48	52	58
Actuarial loss	102	42	368	87
Benefits and administrative expenses paid	(81)	(74)	(85)	(71)
Currency translation	—	—	(63)	(213)
Other	—	2	27	6

Benefit obligation at end of fiscal year	1,250	1,170	2,535	2,188

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	879	978	1,167	1,177
Actual return on plan assets	130	(26)	261	72
Employer contributions	1	1	66	65
Benefits and administrative expenses paid	(81)	(74)	(85)	(71)
Currency translation	—	—	(59)	(90)
Other	—	—	21	14

Fair value of plan assets at end of fiscal year	929	879	1,371	1,167

Funded status	$(321)	$(291)	$(1,164)	$(1,021)

Amounts recognized on the Consolidated Balance Sheets:
Accrued and other current liabilities	$(5)	$(5)	$(20)	$(19)
Long-term pension and postretirement liabilities	(316)	(286)	(1,144)	(1,002)

Net amount recognized	$(321)	$(291)	$(1,164)	$(1,021)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	3.58%	4.38%	1.44%	2.50%
Rate of compensation increase	—%	—%	2.52%	2.81%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all U.S. and non-U.S. defined benefit pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2016	2015	2016	2015
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$436	$325	$711	$748
Current year change recorded in accumulated other comprehensive income (loss)	32	136	164	18
Amortization reclassified to earnings	(40)	(25)	(36)	(55)

Unrecognized net loss at end of fiscal year	$428	$436	$839	$711

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(66)	$(67)
Current year change recorded in accumulated other comprehensive income (loss)	—	—	(10)	(4)
Amortization reclassified to earnings(1)	—	—	6	5

Unrecognized prior service credit at end of fiscal year	$—	$—	$(70)	$(66)

(1)
Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        In fiscal 2016, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates partially offset by favorable asset performance for both U.S. and non-U.S. defined benefit pension plans as compared to fiscal 2015. In fiscal 2015, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for U.S. defined benefit pension plans were due primarily to a change in the mortality assumption and lower than expected asset performance. Unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) for non-U.S. defined benefit pension plans in fiscal 2015 were principally the result of lower discount rates as compared to fiscal 2014.

        The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2017 is expected to be $40 million and $43 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2017 is expected to be $7 million.

        In determining the expected return on plan assets, we consider the relative weighting of plan assets by class and individual asset class performance expectations.

        The investment strategies for U.S. and non-U.S. pension plans are governed locally. Our investment strategy for our pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. Projected returns are based

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

primarily on pro forma asset allocation, expected long-term returns, and forward-looking estimates of active portfolio and investment management.

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status, as defined by the Pension Protection Act of 2006 (the "Pension Act Funded Status"), of the U.S. plans' master trust and market conditions. We expect to reach our target allocation when the Pension Act Funded Status exceeds 105%. Based on the Pension Act Funded Status as of fiscal year end 2016, our target asset allocation is 45% equity and 55% fixed income.

        Target weighted-average asset allocation and weighted-average asset allocation for U.S. and non-U.S. pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal Year End 2016	Fiscal Year End 2015	Target	Fiscal Year End 2016	Fiscal Year End 2015
Asset category:
Equity securities	45%	45%	45%	41%	41%	45%
Debt securities	55	55	55	38	33	29
Insurance contracts and other investments	—	—	—	19	24	24
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $6 million and $48 million to our U.S. and non-U.S. pension plans, respectively, in fiscal 2017. We may also make voluntary contributions at our discretion.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2017	$73	$72
Fiscal 2018	70	73
Fiscal 2019	71	76
Fiscal 2020	72	77
Fiscal 2021	74	80
Fiscal 2022-2026	373	458

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Set forth below is the accumulated benefit obligation for all U.S. and non-U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	Fiscal Year End		Fiscal Year End
	2016	2015	2016	2015
	(in millions)
Accumulated benefit obligation	$1,250	$1,170	$2,389	$2,041
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,250	1,170	2,380	1,994
Fair value of plan assets	929	879	1,361	1,119
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,250	1,170	2,534	2,188
Fair value of plan assets	929	879	1,371	1,167

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2016
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
U.S. equity securities(1)	$248	$—	$—	$248	$64	$—	$—	$64
Non-U.S. equity securities(1)	190	—	—	190	62	—	—	62
Commingled equity funds(2)	—	—	—	—	—	456	—	456
Fixed income:
Government bonds(3)	—	67	—	67	—	226	—	226
Corporate bonds(4)	—	397	—	397	—	13	—	13
Commingled bond funds(5)	—	—	—	—	—	262	—	262
Other(6)	—	11	—	11	—	177	91	268

Subtotal	$438	$475	$—	913	$126	$1,134	$91	1,351

Items to reconcile to fair value of plan assets(7)				16				20

Fair value of plan assets				$929				$1,371

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Changes in Level 3 assets in non-U.S. plans were primarily the result of purchases in fiscal 2016 and 2015.

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $59 million, $60 million, and $61 million for fiscal 2016, 2015, and 2014, respectively.

  Deferred Compensation Plans

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $132 million and $118 million at fiscal year end 2016 and 2015, respectively. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65. The accumulated postretirement benefit obligation was $45 million and $40 million at fiscal year end 2016 and 2015, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2016, 2015, and 2014 was not significant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

        Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Current income tax expense (benefit):
U.S.:
Federal	$(1,115)	$(67)	$128
State	(163)	12	(3)
Non-U.S.	321	352	302

	(957)	297	427

Deferred income tax expense (benefit):
U.S.:
Federal	173	87	(311)
State	20	5	(3)
Non-U.S.	(15)	(52)	33

	178	40	(281)

Income tax expense (benefit)	$(779)	$337	$146

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2016	2015	2014
	(in millions)
U.S.	$(115)	$(31)	$(133)
Non-U.S.	1,277	1,606	1,893

Income from continuing operations before income taxes	$1,162	$1,575	$1,760

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Notional U.S. federal income tax expense at the statutory rate	$407	$551	$616
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax expense (benefit), net	(93)	11	(4)
Other (income) expense—Tax Sharing Agreement(1)	221	18	(23)
Tax law changes	(3)	10	(1)
Tax credits	(10)	(9)	(8)
Non-U.S. net earnings(2)	(342)	(275)	(287)
Nondeductible charges	2	2	3
Change in accrued income tax liabilities	(1,056)	(183)	112
Valuation allowance	97	(3)	(239)
Legal entity restructuring	39	211	—
Divestitures	(31)	—	—
Other	(10)	4	(23)

Income tax expense (benefit)	$(779)	$337	$146

(1)
Other income (expense), net pursuant to the Tax Sharing Agreement with Tyco International and Covidien is not taxable or deductible.

(2)
Excludes nondeductible charges and other items which are separately presented.

        The income tax benefit for fiscal 2016 included a $1,135 million income tax benefit related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007, partially offset by a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets. Additionally, the tax benefit for fiscal 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings. See Note 12 for additional information regarding settlements with the IRS.

        The increase to the valuation allowance for deferred tax assets primarily relates to certain U.S. federal and state tax loss and credit carryforwards. Based on our forecast of taxable income for certain U.S. tax reporting groups, U.S. tax loss and credit carryforwards finalized as a result of settlement of the disputed debt matter with the IRS, and certain tax planning actions and strategies, we believed it was more likely than not that a portion of our deferred tax assets would not be realized.

        The income tax expense for fiscal 2015 included a $264 million income tax benefit related to the effective settlement of all undisputed tax matters for the years 2001 through 2010, partially offset by a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties. Also, income tax expense for fiscal 2015 included an income tax charge of $29 million associated with the tax impacts of certain intercompany dividends related to the restructuring and sale of BNS.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The income tax expense for fiscal 2014 included an income tax benefit of $282 million recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc. ("ADC"), partially offset by an income tax charge related to adjustments to prior year income tax returns.

        In fiscal 2014, we acquired SEACON, and its U.S. operations were combined with our ADC U.S. federal consolidated tax group. In addition, the ADC U.S. tax group was combined with other U.S. legal entities and assets. We reassessed the realization of the revised ADC U.S. tax group's tax loss and credit carryforwards. Based on our forecast of taxable income of the reorganized combined tax group, we believed it was more likely than not that a tax benefit would be realized on additional U.S. federal and state net operating losses. Accordingly, we reduced the valuation allowance and recorded a tax benefit of $282 million.

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2016	2015
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$286	$262
Tax loss and credit carryforwards	4,656	4,856
Inventories	46	57
Pension and postretirement benefits	349	295
Deferred revenue	11	17
Interest	470	394
Unrecognized income tax benefits	10	378
Other	32	4

	5,860	6,263

Deferred tax liabilities:
Intangible assets	(761)	(809)
Property, plant, and equipment	(15)	(1)
Other	(84)	(89)

	(860)	(899)

Net deferred tax asset before valuation allowance	5,000	5,364
Valuation allowance	(3,096)	(3,237)

Net deferred tax asset	$1,904	$2,127

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        Our tax loss and credit carryforwards (tax effected) at fiscal year end 2016 were as follows:

	Expiration Period
	Through 2021	Fiscal 2022 Through 2036	No Expiration	Total
	(in millions)
U.S. Federal:
Net operating loss carryforwards	$—	$1,404	$—	$1,404
Tax credit carryforwards	15	124	70	209
Capital loss carryforwards	36	—	—	36
U.S. State:
Net operating loss carryforwards.	53	55	—	108
Tax credit carryforwards	12	15	7	34
Non-U.S.:
Net operating loss carryforwards	12	5	2,813	2,830
Tax credit carryforwards	—	1	—	1
Capital loss carryforwards	7	—	27	34

Total tax loss and credit carryforwards	$135	$1,604	$2,917	$4,656

        The valuation allowance for deferred tax assets of $3,096 million and $3,237 million at fiscal year end 2016 and 2015, respectively, relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet. At fiscal year end 2016, approximately $169 million of the valuation allowance relates to share-based compensation and will be recorded to equity if certain net operating losses and tax credit carryforwards are utilized.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2016, certain subsidiaries had approximately $21 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2016, we had approximately $6.9 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to approximately $1.5 billion of tax expense would be recognized on the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

  Uncertain Tax Position Provisions of ASC 740

        As of fiscal year end 2016, we had total unrecognized income tax benefits of $490 million. If recognized in future years, $370 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. As of fiscal year end 2015, we had total unrecognized income tax benefits of $1,368 million. If recognized in future years, $1,291 million of these unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2016	2015	2014
	(in millions)
Balance at beginning of fiscal year	$1,368	$1,595	$1,617
Additions related to prior periods tax positions	75	24	22
Reductions related to prior periods tax positions	(817)	(291)	(57)
Additions related to current period tax positions	124	97	32
Acquisitions	4	—	7
Settlements	(205)	(29)	(14)
Reductions due to lapse of applicable statute of limitations	(59)	(28)	(12)

Balance at end of fiscal year	$490	$1,368	$1,595

        We record accrued interest as well as penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2016 and 2015, we had $54 million and $1,076 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. The decrease in the accrued interest and penalties from fiscal year end 2015 was due primarily to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007. During fiscal 2016, 2015, and 2014, we recognized income tax benefits of $765 million, expense of $7 million, and expense of $99 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        As of fiscal year end 2016, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
China	2006 through 2016
Czech Republic	2013 through 2016
Germany	2013 through 2016
Hong Kong	2010 through 2016
Ireland	2011 through 2016
Italy	2010 through 2016
Japan	2010 through 2016
Korea	2011 through 2016
Luxembourg	2011 through 2016
Netherlands	2012 through 2016
Singapore	2011 through 2016
Spain	2012 through 2016
Switzerland	2011 through 2016
United Kingdom	2015 through 2016
U.S.—federal and state and local	1998 through 2016

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $90 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2016.

16. Other Income (Expense), Net

        In fiscal 2016, 2015, and 2014, we recorded net other expense of $632 million, net other expense of $55 million, and net other income of $63 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense in fiscal 2016 included $604 million related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007 and $46 million related to a tax settlement in another jurisdiction. The net other expense in fiscal 2015 included $84 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Note 12 for further information regarding the Tax Sharing Agreement and settlements with the IRS. The net other income in fiscal 2014 included $18 million of income related to our share of a settlement agreement entered into by Tyco International with a former subsidiary, CIT Group Inc., which arose from a pre-separation claim for which we were entitled to 31% once resolved.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Earnings Per Share

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share were as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Basic	366	405	410
Dilutive impact of share-based compensation arrangements	3	6	7

Diluted	369	411	417

        There were three million and one million share options that were not included in the computation of diluted earnings per share for fiscal 2016 and 2015, respectively, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

18. Equity

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

        Subject to certain conditions specified in our articles of association, we are authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. In March 2016, our shareholders approved for a period of two years ending on March 2, 2018, our board of directors' authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

  Common Shares Held in Treasury

        At fiscal year end 2016, approximately 28 million common shares were held in treasury, of which 2 million were owned by one of our subsidiaries. At fiscal year end 2015, approximately 20 million common shares were held in treasury, of which 6 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

        In fiscal 2016, 2015, and 2014, our shareholders approved the cancellation of 31 million, 5 million, and 10 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

  Contributed Surplus

        Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), subject to certain conditions, is a freely distributable reserve. Distributions to shareholders from Swiss

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity (Continued)

Contributed Surplus are free from withholding tax. As of fiscal year end 2016 and 2015, Swiss Contributed Surplus was CHF 7,878 million and CHF 8,392 million, respectively (equivalent to $6,992 million and $7,505 million, respectively).

  Dividends and Distributions to Shareholders

        Under Swiss law, subject to certain conditions, distributions to shareholders made in the form of a reduction of registered share capital or from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Distributions or dividends on our shares must be approved by our shareholders.

        Our shareholders approved the following dividends on our common shares:

Approval Date	Payment Type	Annual Payment Per Share	Payment Dates
March 2013	Dividend payment out of contributed surplus	CHF 0.96 (equivalent to $1.00), payable in four quarterly installments of $0.25	Third quarter of fiscal 2013 Fourth quarter of fiscal 2013 First quarter of fiscal 2014 Second quarter of fiscal 2014
March 2014	Dividend payment out of contributed surplus	CHF 1.04 (equivalent to $1.16), payable in four quarterly installments of $0.29	Third quarter of fiscal 2014 Fourth quarter of fiscal 2014 First quarter of fiscal 2015 Second quarter of fiscal 2015
March 2015	Dividend payment out of contributed surplus	$1.32 (equivalent to CHF 1.27), payable in four quarterly installments of $0.33	Third quarter of fiscal 2015 Fourth quarter of fiscal 2015 First quarter of fiscal 2016 Second quarter of fiscal 2016
March 2016	Dividend payment out of contributed surplus	$1.48 (equivalent to CHF 1.48), payable in four quarterly installments of $0.37	Third quarter of fiscal 2016 Fourth quarter of fiscal 2016 First quarter of fiscal 2017 Second quarter of fiscal 2017

        Upon shareholders' approval of a dividend payment or cash distribution in the form of a capital reduction, we record a liability with a corresponding charge to contributed surplus or common shares. At fiscal year end 2016 and 2015, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $263 million and $260 million, respectively.

  Share Repurchase Program

        During fiscal 2016, our board of directors authorized an increase of $1.0 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Number of common shares repurchased	43	18	11
Amount repurchased	$2,610	$1,163	$604

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity (Continued)

        At fiscal year end 2016, we had $1.1 billion of availability remaining under our share repurchase authorization.

19. Accumulated Other Comprehensive Income (Loss)

        The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at fiscal year end 2013	$931	$(569)	$(59)	$303

Other comprehensive loss before reclassifications	(216)	(211)	(35)	(462)
Amounts reclassified from accumulated other comprehensive income (loss)	5	44	49	98
Income tax benefit	—	44	—	44

Net other comprehensive income (loss), net of tax	(211)	(123)	14	(320)

Balance at fiscal year end 2014	720	(692)	(45)	(17)

Other comprehensive loss before reclassifications	(536)	(147)	(44)	(727)
Amounts reclassified from accumulated other comprehensive income (loss)	224 (2)	75	45	344
Income tax benefit	—	26	1	27

Net other comprehensive income (loss), net of tax	(312)	(46)	2	(356)

Balance at fiscal year end 2015	408	(738)	(43)	(373)

Other comprehensive loss before reclassifications	(69)	(190)	(14)	(273)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	70	32	79
Income tax (expense) benefit	—	32	(7)	25

Net other comprehensive income (loss), net of tax	(92)	(88)	11	(169)

Balance at fiscal year end 2016	$316	$(826)	$(32)	$(542)

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange losses or gains attributable to the translation of the net investments.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Accumulated Other Comprehensive Income (Loss) (Continued)

(2)
Represents net currency translation reclassified as a result of the sale of BNS. This net loss is included in income from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of BNS.

20. Share Plans

        Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2016, our plans provided for a maximum of 67 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 16 million shares remained available for issuance under our plans as of fiscal year end 2016.

  Share-Based Compensation Expense

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2016	2015	2014
	(in millions)
Share-based compensation expense	$91	$89	$77

        We recognized a related tax benefit associated with our share-based compensation arrangements of $29 million, $29 million, and $24 million in fiscal 2016, 2015, and 2014, respectively.

  Restricted Share Awards

        Restricted share awards, which are generally in the form of restricted share units, are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. All restrictions on an award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted share units have no voting rights, but do receive dividend equivalents. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        A summary of restricted share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at fiscal year end 2015	2,790,934	$51.01
Granted	886,663	64.88
Vested	(1,116,283)	45.46
Forfeited	(274,310)	54.53

Nonvested at fiscal year end 2016	2,287,004	$58.47

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2016, 2015, and 2014 was $64.88, $62.45, and $52.21, respectively.

        The total fair value of restricted share awards that vested during fiscal 2016, 2015, and 2014 was $51 million, $58 million, and $52 million, respectively.

        As of fiscal year end 2016, there was $74 million of unrecognized compensation cost related to nonvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

        A summary of performance share award activity is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at fiscal year end 2015	700,828	$47.32
Granted	425,861	55.15
Vested	(444,429)	34.46
Forfeited	(55,635)	56.98

Outstanding at fiscal year end 2016	626,625	$60.56

        The weighted-average grant-date fair value of performance share awards granted during fiscal 2016, 2015, and 2014 was $55.15, $61.65, and $51.63, respectively.

        The total fair value of performance share awards that vested during fiscal 2016 was $15 million. The total fair value of performance share awards that vested in fiscal 2015 and 2014 was insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        As of fiscal year end 2016, there was $18 million of unrecognized compensation cost related to nonvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.2 years.

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

        A summary of share option award activity is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at fiscal year end 2015	10,124,875	$40.05
Granted	1,860,800	65.70
Exercised	(2,480,662)	35.68
Expired	(61,592)	44.20
Forfeited	(339,041)	57.18

Outstanding at fiscal year end 2016	9,104,380	$45.79	6.3	$172

Vested and expected to vest at fiscal year end 2016	8,739,461	$45.26	6.3	$170
Exercisable at fiscal year end 2016	5,189,559	$36.16	4.9	$147

        The weighted-average exercise price of share option awards granted during fiscal 2016, 2015, and 2014 was $65.70, $61.70, and $51.78, respectively.

        The total intrinsic value of options exercised during fiscal 2016, 2015, and 2014 was $67 million, $107 million, and $136 million, respectively. We received cash related to the exercise of options of $90 million, $103 million, and $156 million in fiscal 2016, 2015, and 2014, respectively. The related excess cash tax benefit classified as a financing cash inflow on the Consolidated Statements of Cash Flows for fiscal 2016, 2015, and 2014 was not material.

        As of fiscal year end 2016, there was $36 million of unrecognized compensation cost related to nonvested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

  Share-Based Compensation Assumptions

        The grant-date fair value of each share option grant was estimated using the Black-Scholes-Merton option pricing model. Use of a valuation model requires management to make certain assumptions with

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

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

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2016	2015	2014
Weighted-average grant-date fair value	$14.26	$18.77	$16.81
Assumptions:
Expected share price volatility	26%	36%	39%
Risk free interest rate	2.0%	2.0%	1.8%
Expected annual dividend per share	$1.32	$1.16	$1.00
Expected life of options (in years)	5.7	6.0	6.0

21. Segment and Geographic Data

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2016	2015	2014	2016		2015	2014
	(in millions)
Transportation Solutions	$6,503	$6,351	$6,090	$1,191		$1,193	$1,245
Industrial Solutions	3,215	3,179	3,302	343		352	431
Communications Solutions	2,520	2,703	2,581	368	(1)	204	129

Total	$12,238	$12,233	$11,973	$1,902		$1,749	$1,805

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

        No single customer accounted for a significant amount of our net sales in fiscal 2016, 2015, and 2014.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2016	2015	2014	2016	2015	2014
	(in millions)
Transportation Solutions	$337	$347	$285	$429	$400	$379
Industrial Solutions	131	123	102	107	104	143
Communications Solutions	117	146	164	92	96	113

Total	$585	$616	$551	$628	$600	$635

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2016	2015	2014
	(in millions)
Transportation Solutions	$3,501	$3,310	$3,062
Industrial Solutions	1,720	1,720	1,735
Communications Solutions	1,473	1,625	1,689

Total segment assets(1)	6,694	6,655	6,486
Other current assets	1,133	4,150	5,311
Other non-current assets	9,781	9,784	8,335

Total assets	$17,608	$20,589	$20,132

(1)
Segment assets are composed of accounts receivable, inventories, and property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2016	2015	2014	2016	2015	2014
	(in millions)
Americas:
U.S.	$3,901	$3,817	$3,119	$922	$887	$837
Other Americas	298	321	396	93	87	97

Total Americas	4,199	4,138	3,515	1,015	974	934

Europe/Middle East/Africa:
Switzerland	2,979	2,992	3,483	62	55	54
Germany	127	117	126	334	313	330
Other Europe/Middle East/Africa	1,010	883	615	630	588	642

Total Europe/Middle East/Africa	4,116	3,992	4,224	1,026	956	1,026

Asia–Pacific:
China	2,165	2,367	2,331	491	529	492
Other Asia–Pacific	1,758	1,736	1,903	520	461	468

Total Asia–Pacific	3,923	4,103	4,234	1,011	990	960

Total	$12,238	$12,233	$11,973	$3,052	$2,920	$2,920

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2016				2015
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)	First Quarter(4)	Second Quarter	Third Quarter	Fourth Quarter(5)
	(in millions, except per share data)
Net sales	$2,833	$2,952	$3,121	$3,332	$3,049	$3,082	$3,118	$2,984
Gross margin	945	962	1,022	1,104	1,020	1,051	1,048	968
Acquisition and integration costs	5	3	11	3	24	14	8	9
Restructuring and other charges (credits), net	40	(99)	31	30	25	38	19	70
Income from continuing operations	324	389	791	437	435	316	351	136
Income (loss) from discontinued operations, net of income taxes	29	(9)	48	—	37	283	(42)	904
Net income	$353	$380	$839	$437	$472	$599	$309	$1,040
Basic earnings per share:
Income from continuing operations	$0.84	$1.07	$2.22	$1.23	$1.07	$0.78	$0.86	$0.34
Net income	0.92	1.04	2.35	1.23	1.16	1.47	0.76	2.60
Diluted earnings per share:
Income from continuing operations	$0.83	$1.06	$2.19	$1.22	$1.05	$0.77	$0.85	$0.34
Net income	0.91	1.03	2.32	1.22	1.14	1.45	0.75	2.57

(1)
Results for the second quarter of fiscal 2016 included a pre-tax gain of $146 million on the sale of our CPD business.

(2)
Results for the third quarter of fiscal 2016 included a $1,135 million income tax benefit associated with the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007 and the related impact of $604 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien. In addition, results for the third quarter of fiscal 2016 included a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets, and an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions and the related impact of $46 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(3)
Results for the fourth quarter of fiscal 2016 included an additional week. See Note 1 for additional information regarding our fiscal year end.

(4)
Results for the first quarter of fiscal 2015 included $27 million of charges from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties. Results for the first quarter of fiscal 2015 also included a $189 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2001 through 2007 and the related impact of $83 million to other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

(5)
Results for the fourth quarter of fiscal 2015 included a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties and a $63 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010. In addition, in the fourth quarter of fiscal 2015, income (loss) from discontinued operations, net of income taxes included the gain on the sale of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A.

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

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,238	$—	$12,238
Cost of sales	—	—	8,205	—	8,205

Gross margin	—	—	4,033	—	4,033
Selling, general, and administrative expenses, net(1)	168	95	1,200	—	1,463
Research, development, and engineering expenses	—	—	644	—	644
Acquisition and integration costs	—	—	22	—	22
Restructuring and other charges (credits), net	2	(1)	1	—	2

Operating income (loss)	(170)	(94)	2,166	—	1,902
Interest income	—	—	19	—	19
Interest expense	—	(126)	(1)	—	(127)
Other expense, net	—	—	(632)	—	(632)
Equity in net income of subsidiaries	2,139	2,261	—	(4,400)	—
Equity in net income of subsidiaries of discontinued operations	67	168	—	(235)	—
Intercompany interest income (expense), net	(28)	98	(70)	—	—

Income from continuing operations before income taxes	2,008	2,307	1,482	(4,635)	1,162
Income tax benefit	—	—	779	—	779

Income from continuing operations	2,008	2,307	2,261	(4,635)	1,941
Income (loss) from discontinued operations, net of income taxes(2)	1	(101)	168	—	68

Net income	2,009	2,206	2,429	(4,635)	2,009
Other comprehensive loss	(169)	(169)	(143)	312	(169)

Comprehensive income	$1,840	$2,037	$2,286	$(4,323)	$1,840

(1)
TEGSA selling, general, and administrative expenses include losses of $80 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

(2)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,233	$—	$12,233
Cost of sales	—	—	8,146	—	8,146

Gross margin	—	—	4,087	—	4,087
Selling, general, and administrative expenses, net(1)	163	835	506	—	1,504
Research, development, and engineering expenses	—	—	627	—	627
Acquisition and integration costs	—	—	55	—	55
Restructuring and other charges, net	—	—	152	—	152

Operating income (loss)	(163)	(835)	2,747	—	1,749
Interest income	—	—	17	—	17
Interest expense	—	(135)	(1)	—	(136)
Other expense, net	—	—	(55)	—	(55)
Equity in net income of subsidiaries	1,398	2,318	—	(3,716)	—
Equity in net income of subsidiaries of discontinued operations	1,182	365	—	(1,547)	—
Intercompany interest income (expense), net	3	50	(53)	—	—

Income from continuing operations before income taxes	2,420	1,763	2,655	(5,263)	1,575
Income tax expense	—	—	(337)	—	(337)

Income from continuing operations	2,420	1,763	2,318	(5,263)	1,238
Income from discontinued operations, net of income taxes	—	817	365	—	1,182

Net income	2,420	2,580	2,683	(5,263)	2,420
Other comprehensive loss	(356)	(356)	(368)	724	(356)

Comprehensive income	$2,064	$2,224	$2,315	$(4,539)	$2,064

(1)
TEGSA selling, general, and administrative expenses include losses of $846 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,973	$—	$11,973
Cost of sales	—	—	8,001	—	8,001

Gross margin	—	—	3,972	—	3,972
Selling, general, and administrative expenses, net(1)	131	1,877	(474)	—	1,534
Research, development, and engineering expenses	—	—	583	—	583
Acquisition and integration costs	—	—	31	—	31
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(131)	(1,877)	3,813	—	1,805
Interest income	—	—	19	—	19
Interest expense	—	(126)	(1)	—	(127)
Other income (expense), net	18	(3)	48	—	63
Equity in net income of subsidiaries	1,729	3,672	—	(5,401)	—
Equity in net income of subsidiaries of discontinued operations	167	167	—	(334)	—
Intercompany interest income (expense), net	(2)	63	(61)	—	—

Income from continuing operations before income taxes	1,781	1,896	3,818	(5,735)	1,760
Income tax expense	—	—	(146)	—	(146)

Income from continuing operations	1,781	1,896	3,672	(5,735)	1,614
Income from discontinued operations, net of income taxes	—	—	167	—	167

Net income	1,781	1,896	3,839	(5,735)	1,781
Other comprehensive loss	(320)	(320)	(328)	648	(320)

Comprehensive income	$1,461	$1,576	$3,511	$(5,087)	$1,461

(1)
TEGSA selling, general, and administrative expenses include losses of $1,874 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$647	$—	$647
Accounts receivable, net	—	—	2,046	—	2,046
Inventories	—	—	1,596	—	1,596
Intercompany receivables	37	1,314	48	(1,399)	—
Prepaid expenses and other current assets	3	17	466	—	486

Total current assets	40	1,331	4,803	(1,399)	4,775
Property, plant, and equipment, net	—	—	3,052	—	3,052
Goodwill	—	—	5,492	—	5,492
Intangible assets, net	—	—	1,879	—	1,879
Deferred income taxes	—	—	2,111	—	2,111
Investment in subsidiaries	10,053	19,425	—	(29,478)	—
Intercompany loans receivable	22	3,739	10,313	(14,074)	—
Receivable from Tyco International plc and Covidien plc	—	—	12	—	12
Other assets	—	14	273	—	287

Total Assets	$10,115	$24,509	$27,935	$(44,951)	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$330	$1	$—	$331
Accounts payable	1	—	1,089	—	1,090
Accrued and other current liabilities	266	57	1,114	—	1,437
Deferred revenue	—	—	208	—	208
Intercompany payables	1,363	—	36	(1,399)	—

Total current liabilities	1,630	387	2,448	(1,399)	3,066
Long-term debt	—	3,737	2	—	3,739
Intercompany loans payable	—	10,314	3,760	(14,074)	—
Long-term pension and postretirement liabilities	—	—	1,502	—	1,502
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	247	—	247
Other liabilities	—	18	344	—	362

Total Liabilities	1,630	14,456	8,510	(15,473)	9,123

Total Shareholders' Equity	8,485	10,053	19,425	(29,478)	8,485

Total Liabilities and Shareholders' Equity	$10,115	$24,509	$27,935	$(44,951)	$17,608

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,329	$—	$3,329
Accounts receivable, net	—	—	2,120	—	2,120
Inventories	—	—	1,615	—	1,615
Intercompany receivables	813	389	66	(1,268)	—
Prepaid expenses and other current assets	4	4	468	—	476
Deferred income taxes	—	—	345	—	345

Total current assets	817	393	7,943	(1,268)	7,885
Property, plant, and equipment, net	—	—	2,920	—	2,920
Goodwill	—	—	4,824	—	4,824
Intangible assets, net	—	—	1,555	—	1,555
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	9,505	19,645	—	(29,150)	—
Intercompany loans receivable	22	2,328	8,110	(10,460)	—
Receivable from Tyco International plc and Covidien plc	—	—	964	—	964
Other assets	—	27	270	—	297

Total Assets	$10,344	$22,393	$28,730	$(40,878)	$20,589

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$498	$—	$—	$498
Accounts payable	2	—	1,141	—	1,143
Accrued and other current liabilities	442	75	1,232	—	1,749
Deferred revenue	—	—	185	—	185
Intercompany payables	311	824	133	(1,268)	—

Total current liabilities	755	1,397	2,691	(1,268)	3,575
Long-term debt	—	3,385	1	—	3,386
Intercompany loans payable	4	8,106	2,350	(10,460)	—
Long-term pension and postretirement liabilities	—	—	1,327	—	1,327
Deferred income taxes	—	—	329	—	329
Income taxes	—	—	1,954	—	1,954
Other liabilities	—	—	433	—	433

Total Liabilities	759	12,888	9,085	(11,728)	11,004

Total Shareholders' Equity	9,585	9,505	19,645	(29,150)	9,585

Total Liabilities and Shareholders' Equity	$10,344	$22,393	$28,730	$(40,878)	$20,589

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(37)	$211	$2,181	$(336)	$2,019
Net cash used in discontinued operating activities	—	—	(97)	—	(97)

Net cash provided by (used in) operating activities	(37)	211	2,084	(336)	1,922
Cash Flows From Investing Activities:
Capital expenditures	—	—	(628)	—	(628)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Acquisition of businesses, net of cash acquired	—	—	(1,336)	—	(1,336)
Proceeds from divestiture of business, net of cash retained by sold business	—	199	134	—	333
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations(2)	—	(120)	101	—	(19)
Intercompany distribution receipts(1)	1,082	1,729	—	(2,811)	—
Change in intercompany loans	—	(1,244)	—	1,244	—
Other	—	—	61	—	61

Net cash provided by (used in) investing activities	1,082	564	(1,660)	(1,567)	(1,581)

Cash Flows From Financing Activities:
Changes in parent company equity(3)	410	300	(710)	—	—
Net increase in commercial paper	—	330	—	—	330
Proceeds from issuance of debt	—	349	3	—	352
Repayment of debt	—	(500)	(1)	—	(501)
Proceeds from exercise of share options	—	—	90	—	90
Repurchase of common shares	(2,780)	—	(7)	—	(2,787)
Payment of common share dividends to shareholders	(513)	—	4	—	(509)
Intercompany distributions(1)	—	(1,250)	(1,897)	3,147	—
Loan activity with parent	1,838	—	(594)	(1,244)	—
Transfers to discontinued operations	—	—	(97)	—	(97)
Other	—	(4)	(1)	—	(5)

Net cash used in continuing financing activities	(1,045)	(775)	(3,210)	1,903	(3,127)
Net cash provided by discontinued financing activities	—	—	97	—	97

Net cash used in financing activities	(1,045)	(775)	(3,113)	1,903	(3,030)

Effect of currency translation on cash	—	—	7	—	7
Net decrease in cash and cash equivalents	—	—	(2,682)	—	(2,682)
Cash and cash equivalents at beginning of fiscal year	—	—	3,329	—	3,329

Cash and cash equivalents at end of fiscal year	$—	$—	$647	$—	647

(1)
During fiscal 2016, other subsidiaries made distributions to TEGSA in the amount of $1,897 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $1,250 million. Cash flows are presented based upon the nature of the distributions.

(2)
Includes the internal allocation of proceeds between TEGSA and other subsidiaries associated with the divestiture of our BNS business.

(3)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$1,186	$1,270	$1,824	$(2,661)	$1,619
Net cash provided by discontinued operating activities	—	—	294	—	294

Net cash provided by operating activities	1,186	1,270	2,118	(2,661)	1,913
Cash Flows From Investing Activities:
Capital expenditures	—	—	(600)	—	(600)
Proceeds from sale of property, plant, and equipment	—	—	17	—	17
Acquisition of businesses, net of cash acquired	—	—	(1,725)	—	(1,725)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	709	2,248	—	2,957
Change in intercompany loans	—	(1,304)	—	1,304	—
Other	—	—	12	—	12

Net cash provided by (used in) continuing investing activities	—	(595)	(48)	1,304	661
Net cash used in discontinued investing activities	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	—	(595)	(73)	1,304	636

Cash Flows From Financing Activities:
Changes in parent company equity(2)	80	624	(704)	—	—
Net decrease in commercial paper	—	(328)	—	—	(328)
Proceeds from issuance of debt	—	617	—	—	617
Repayment of debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	103	—	103
Repurchase of common shares	(916)	—	(107)	—	(1,023)
Payment of common share dividends to shareholders	(515)	—	13	—	(502)
Intercompany distributions(1)	—	(1,335)	(1,326)	2,661	—
Loan activity with parent	165	—	1,139	(1,304)	—
Transfers from discontinued operations	—	—	269	—	269
Other	—	(4)	4	—	—

Net cash used in continuing financing activities	(1,186)	(676)	(832)	1,357	(1,337)
Net cash used in discontinued financing activities	—	—	(269)	—	(269)

Net cash used in financing activities	(1,186)	(676)	(1,101)	1,357	(1,606)

Effect of currency translation on cash	—	—	(71)	—	(71)
Net increase (decrease) in cash and cash equivalents	—	(1)	873	—	872
Cash and cash equivalents at beginning of fiscal year	—	1	2,456	—	2,457

Cash and cash equivalents at end of fiscal year	$—	$—	$3,329	$—	$3,329

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 26, 2014

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(296)	$1,829	$2,153	$(1,882)	$1,804
Net cash provided by discontinued operating activities	—	—	279	—	279

Net cash provided by (used in) operating activities	(296)	1,829	2,432	(1,882)	2,083
Cash Flows From Investing Activities:
Capital expenditures	—	—	(635)	—	(635)
Proceeds from sale of property, plant, and equipment	—	—	129	—	129
Acquisition of businesses, net of cash acquired	—	—	(522)	—	(522)
Proceeds from divestiture of business, net of cash retained by sold business	—	—	3	—	3
Intercompany distribution receipts(1)	—	99	—	(99)	—
Change in intercompany loans	—	347	—	(347)	—
Other	—	—	(13)	—	(13)

Net cash provided by (used in) continuing investing activities	—	446	(1,038)	(446)	(1,038)
Net cash used in discontinued investing activities	—	—	(37)	—	(37)

Net cash provided by (used in) investing activities	—	446	(1,075)	(446)	(1,075)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	67	(3,259)	3,192	—	—
Net decrease in commercial paper	—	(23)	—	—	(23)
Proceeds from issuance of debt	—	1,322	—	—	1,322
Repayment of debt	—	(303)	(57)	—	(360)
Proceeds from exercise of share options	—	—	156	—	156
Repurchase of common shares	(127)	—	(451)	—	(578)
Payment of common share dividends to shareholders	(452)	—	9	—	(443)
Intercompany distributions(1)	—	—	(1,981)	1,981	—
Loan activity with parent	808	—	(1,155)	347	—
Transfers from discontinued operations	—	—	242	—	242
Other	—	(11)	2	—	(9)

Net cash provided by (used in) continuing financing activities	296	(2,274)	(43)	2,328	307
Net cash used in discontinued financing activities	—	—	(242)	—	(242)

Net cash provided by (used in) financing activities	296	(2,274)	(285)	2,328	65

Effect of currency translation on cash	—	—	(19)	—	(19)
Net increase in cash and cash equivalents	—	1	1,053	—	1,054
Cash and cash equivalents at beginning of fiscal year	—	—	1,403	—	1,403

Cash and cash equivalents at end of fiscal year	$—	$1	$2,456	$—	$2,457

(1)
During fiscal 2014, other subsidiaries made distributions to TEGSA in the amount of $1,981 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 30, 2016, September 25, 2015, and September 26, 2014

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Year
	(in millions)
Fiscal 2016:
Allowance for doubtful accounts receivable	$18	$—	$1	$(2)	$17
Valuation allowance on deferred tax assets	3,237	283	1	(425)	3,096
Fiscal 2015:
Allowance for doubtful accounts receivable	$14	$2	$3	$(1)	$18
Valuation allowance on deferred tax assets	1,706	1,627	1	(97)	3,237
Fiscal 2014:
Allowance for doubtful accounts receivable	$29	$2	$—	$(17)	$14
Valuation allowance on deferred tax assets	1,801	285	—	(380)	1,706