Form 10-Q
period 2016-12-30
TE Connectivity Ltd.
filed 2017-01-26
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2016
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

        The number of common shares outstanding as of January 23, 2017 was 355,292,904.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions, except per share data)
Net sales	$3,063	$2,833
Cost of sales	1,998	1,888

Gross margin	1,065	945
Selling, general, and administrative expenses	372	340
Research, development, and engineering expenses	158	162
Acquisition and integration costs	2	5
Restructuring and other charges, net	47	40

Operating income	486	398
Interest income	5	6
Interest expense	(31)	(30)
Other income, net	—	8

Income from continuing operations before income taxes	460	382
Income tax expense	(54)	(58)

Income from continuing operations	406	324
Income from discontinued operations, net of income taxes	3	29

Net income	$409	$353

Basic earnings per share:
Income from continuing operations	$1.14	$0.84
Income from discontinued operations	0.01	0.08
Net income	1.15	0.92
Diluted earnings per share:
Income from continuing operations	$1.13	$0.83
Income from discontinued operations	0.01	0.07
Net income	1.14	0.91
Dividends paid per common share	$0.37	$0.33
Weighted-average number of shares outstanding:
Basic	356	385
Diluted	359	390

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Net income.	$409	$353
Other comprehensive loss:
Currency translation	(185)	(85)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	13	2
Gains (losses) on cash flow hedges, net of income taxes	16	(7)

Other comprehensive loss	(156)	(90)

Comprehensive income.	$253	$263

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 30, 2016	September 30, 2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$665	$647
Accounts receivable, net of allowance for doubtful accounts of $17	2,034	2,046
Inventories	1,636	1,596
Prepaid expenses and other current assets	474	486

Total current assets	4,809	4,775
Property, plant, and equipment, net	2,956	3,052
Goodwill	5,363	5,492
Intangible assets, net	1,800	1,879
Deferred income taxes	2,290	2,111
Other assets	397	299

Total Assets	$17,615	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$1,052	$331
Accounts payable	1,123	1,090
Accrued and other current liabilities	1,189	1,437
Deferred revenue	149	208

Total current liabilities	3,513	3,066
Long-term debt	2,976	3,739
Long-term pension and postretirement liabilities	1,474	1,502
Deferred income taxes	194	207
Income taxes	266	247
Other liabilities	355	362

Total Liabilities	8,778	9,123

Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, CHF 0.57 par value, 382,835,381 shares authorized and issued	168	168
Contributed surplus	1,729	1,801
Accumulated earnings	9,256	8,682
Treasury shares, at cost, 27,334,732 and 27,554,005 shares, respectively	(1,618)	(1,624)
Accumulated other comprehensive loss	(698)	(542)

Total Shareholders' Equity	8,837	8,485

Total Liabilities and Shareholders' Equity	$17,615	$17,608

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Sharedholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	409	—	409
Other comprehensive loss	—	—	—	—	—	—	(156)	(156)
Share-based compensation expense	—	—	—	—	24	—	—	24
Exercise of share options	—	—	1	26	—	—	—	26
Restricted share award vestings and other activity	—	—	2	82	(96)	—	—	(14)
Repurchase of common shares	—	—	(2)	(102)	—	—	—	(102)

Balance at December 30, 2016	383	$168	(27)	$(1,618)	$1,729	$9,256	$(698)	$8,837

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585
Net income	—	—	—	—	—	353	—	353
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Share-based compensation expense	—	—	—	—	23	—	—	23
Exercise of share options	—	—	1	34	—	—	—	34
Restricted share award vestings and other activity	—	—	1	88	(98)	—	—	(10)
Repurchase of common shares	—	—	(20)	(1,318)	—	—	—	(1,318)

Balance at December 25, 2015	414	$182	(38)	$(2,452)	$4,284	$7,026	$(463)	$8,577

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Cash Flows From Operating Activities:
Net income	$409	$353
Income from discontinued operations, net of income taxes	(3)	(29)

Income from continuing operations	406	324
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	160	146
Deferred income taxes	(69)	(58)
Provision for losses on accounts receivable and inventories	4	21
Share-based compensation expense	24	22
Other	4	9
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(30)	237
Inventories	(59)	(99)
Prepaid expenses and other current assets	31	16
Accounts payable	64	(31)
Accrued and other current liabilities	(70)	(130)
Deferred revenue	(59)	(71)
Income taxes	28	28
Other	(30)	(23)

Net cash provided by continuing operating activities	404	391
Net cash used in discontinued operating activities	—	(1)

Net cash provided by operating activities	404	390

Cash Flows From Investing Activities:
Capital expenditures	(130)	(139)
Proceeds from sale of property, plant, and equipment	4	1
Other	(28)	17

Net cash used in investing activities	(154)	(121)

Cash Flows From Financing Activities:
Net increase in commercial paper	10	—
Proceeds from exercise of share options	25	34
Repurchase of common shares	(93)	(1,249)
Payment of common share dividends to shareholders	(132)	(127)
Other	(19)	(29)

Net cash used in continuing financing activities	(209)	(1,371)
Net cash provided by discontinued financing activities	—	1

Net cash used in financing activities	(209)	(1,370)

Effect of currency translation on cash	(23)	(5)
Net increase (decrease) in cash and cash equivalents	18	(1,106)
Cash and cash equivalents at beginning of period	647	3,329

Cash and cash equivalents at end of period	$665	$2,223

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Accounting Pronouncements

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

        The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2017 and fiscal 2016 are to our fiscal years ending September 29, 2017 and September 30, 2016, respectively.

  Recently Adopted Accounting Pronouncement

        In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-09, an update to Accounting Standards Codification 718, Compensation—Stock Compensation, to simplify various aspects of accounting for share-based payments to employees. We elected to early adopt this update in the first quarter of fiscal 2017. The provisions of the update addressing the accounting for excess tax benefits and deficiencies were adopted using a modified retrospective transition approach, with a cumulative-effect adjustment to beginning accumulated earnings and a corresponding increase in deferred tax assets of $165 million. The provision of the update addressing the presentation on the statement of cash flows of employee taxes paid via the withholding of shares was applied retrospectively and did not have a material impact on our Condensed Consolidated Financial Statements. Adoption of other provisions, which were applied prospectively, also did not have a material impact on our Condensed Consolidated Financial Statements.

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Restructuring charges, net	$46	$35
Other charges	1	5

	$47	$40

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Transportation Solutions	$24	$15
Industrial Solutions	20	9
Communications Solutions	2	11

Restructuring charges, net	$46	$35

        Activity in our restructuring reserves during the quarter ended December 30, 2016 is summarized as follows:

	Balance at September 30, 2016	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 30, 2016
	(in millions)
Fiscal 2017 Actions:
Employee severance	$—	$45	$—	$(4)	$—	$—	$41
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	—	46	—	(4)	(1)	—	41

Fiscal 2016 Actions:
Employee severance	54	2	—	(12)	—	(2)	42
Facility and other exit costs	—	1	—	(1)	—	—	—

Total	54	3	—	(13)	—	(2)	42

Pre-Fiscal 2016 Actions:
Employee severance	25	—	(3)	(3)	—	(2)	17
Facility and other exit costs	12	—	—	(2)	—	—	10

Total	37	—	(3)	(5)	—	(2)	27

Total Activity	$91	$49	$(3)	$(22)	$(1)	$(4)	$110

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures primarily impacting the Transportation Solutions and Industrial Solutions segments. In connection with this program, during the quarter ended December 30, 2016, we recorded restructuring charges of $46 million. We expect to complete all restructuring actions commenced during the quarter ended December 30, 2016 by the end of fiscal 2018 and to incur total charges of approximately $52 million.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during the quarters ended December 30, 2016 and December 25, 2015, we recorded restructuring charges of $3 million and $32 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $168 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$45	$38	$7
Industrial Solutions	30	28	2
Communications Solutions	93	67	26

Total	$168	$133	$35

  Pre-Fiscal 2016 Actions

        Prior to fiscal 2016, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. During the quarters ended December 30, 2016 and December 25, 2015, we recorded restructuring credits of $3 million and charges of $3 million, respectively, related to pre-fiscal 2016 actions. We do not expect to incur any additional charges related to pre-fiscal 2016 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 30, 2016	September 30, 2016
	(in millions)
Accrued and other current liabilities	$84	$64
Other liabilities	26	27

Restructuring reserves	$110	$91

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations

        The following table presents certain components of income from discontinued operations, net of income taxes:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Pre-tax loss from discontinued operations	$—	$(2)
Pre-tax gain on sale of discontinued operations	3	38
Income tax expense	—	(7)

Income from discontinued operations, net of income taxes	$3	$29

        During fiscal 2015, we sold our Broadband Network Solutions ("BNS") business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. During the quarter ended December 25, 2015, we recognized an additional pre-tax gain of $38 million on the divestiture, related primarily to pension and net working capital adjustments. The BNS business met the discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS business was included in the former Network Solutions segment.

4. Inventories

        Inventories consisted of the following:

	December 30, 2016	September 30, 2016
	(in millions)
Raw materials	$260	$241
Work in progress	498	504
Finished goods	723	669
Inventoried costs on long-term contracts	155	182

Inventories	$1,636	$1,596

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 30, 2016(1)	$1,903	$3,005	$584	$5,492
Currency translation and other(2)	(31)	(89)	(9)	(129)

December 30, 2016(1)	$1,872	$2,916	$575	$5,363

(1)
At December 30, 2016 and September 30, 2016, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

(2)
Includes a reduction of goodwill of $28 million associated with adjustments made to the purchase price allocation of certain fiscal 2016 acquisitions primarily within the Industrial Solutions segment.

6. Intangible Assets, Net

        Intangible assets consisted of the following:

	December 30, 2016			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,301	$(229)	$1,072	$1,332	$(212)	$1,120
Intellectual property	1,278	(571)	707	1,300	(563)	737
Other	35	(14)	21	36	(14)	22

Total	$2,614	$(814)	$1,800	$2,668	$(789)	$1,879

        Intangible asset amortization expense was $42 million and $34 million for the quarters ended December 30, 2016 and December 25, 2015, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2017	$125
Fiscal 2018	167
Fiscal 2019	165
Fiscal 2020	157
Fiscal 2021	154
Fiscal 2022	153
Thereafter	879

Total	$1,800

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Debt

        During the quarter ended December 30, 2016, we reclassified $708 million of 6.55% senior notes due 2017 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

        As of December 30, 2016, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $340 million of commercial paper outstanding at a weighted-average interest rate of 0.98%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 0.69% at September 30, 2016.

        The fair value of our debt, based on indicative valuations, was approximately $4,246 million and $4,424 million at December 30, 2016 and September 30, 2016, respectively.

8. Commitments and Contingencies

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 30, 2016, we concluded that it was probable that we would incur remedial costs in the range of $17 million to $42 million, and that the best estimate within this range was $20 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At December 30, 2016, we had outstanding letters of credit, letters of guarantee, and surety bonds of $265 million.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Commitments and Contingencies (Continued)

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not materially affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $45 million and $48 million at December 30, 2016 and September 30, 2016, respectively.

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

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's income tax returns. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all pre-separation U.S. federal income tax matters with the Internal Revenue Service. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows.

9. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,267 million and $3,480 million at December 30, 2016 and September 30, 2016, respectively. Foreign exchange gains of $222 million and $55 million in the quarters ended December 30, 2016 and December 25, 2015, respectively, were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange losses attributable to the translation of the net investment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
	(in millions)
Service cost	$3	$2	$13	$12
Interest cost	11	13	9	13
Expected return on plan assets	(13)	(15)	(18)	(18)
Amortization of net actuarial loss	10	10	11	9
Amortization of prior service credit	—	—	(2)	(1)

Net periodic pension benefit cost	$11	$10	$13	$15

11. Income Taxes

        We recorded income tax expense of $54 million and $58 million for the quarters ended December 30, 2016 and December 25, 2015, respectively. The income tax expense for the quarter ended December 30, 2016 included a $30 million income tax benefit associated with the tax impacts of certain intercompany restructurings and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards. The income tax expense for the quarter ended December 25, 2015 included a $28 million income tax benefit related to deferred tax assets recognized in connection with the anticipated sale of the Circuit Protection Devices business, which closed during the second quarter of fiscal 2016.

        We record accrued interest as well as penalties related to uncertain tax positions as part of income tax expense. As of December 30, 2016 and September 30, 2016, we had $58 million and $54 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the quarter ended December 30, 2016, we recognized $3 million of income tax expense related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $90 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 30, 2016.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Basic	356	385
Dilutive impact of share-based compensation arrangements	3	5

Diluted	359	390

        There were two million share options that were not included in the computation of diluted earnings per share for the quarters ended December 30, 2016 and December 25, 2015, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

13. Equity

  Dividends

        We paid a cash dividend of $0.37 per share to shareholders out of contributed surplus during the quarter ended December 30, 2016.

        Upon shareholders' approval of the annual dividend payment during fiscal year 2016, we recorded a liability with a corresponding charge to contributed surplus. At December 30, 2016 and September 30, 2016, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $132 million and $263 million, respectively.

  Share Repurchase Program

        Common shares repurchased under the share repurchase program were as follows:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Number of common shares repurchased	2	20
Amount repurchased	$102	$1,318

        At December 30, 2016, we had $1.0 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Share Plans

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Share-based compensation expense	$24	$22

        As of December 30, 2016, there was $192 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.5 years.

        During the quarter ended December 30, 2016, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	2.1	$12.79
Restricted share awards	0.7	66.74
Performance share awards	0.3	66.74

        As of December 30, 2016, we had 13 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, as amended and restated, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	24%
Risk free interest rate	1.9%
Expected annual dividend per share	$1.48
Expected life of options (in years)	5.6

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Segment Data

        Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
	(in millions)
Transportation Solutions	$1,675	$1,507	$343	$261
Industrial Solutions	795	709	67	66
Communications Solutions	593	617	76	71

Total	$3,063	$2,833	$486	$398

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

16. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,063	$—	$3,063
Cost of sales	—	—	1,998	—	1,998

Gross margin	—	—	1,065	—	1,065
Selling, general, and administrative expenses, net	28	(88)	432	—	372
Research, development, and engineering expenses	—	—	158	—	158
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	47	—	47

Operating income (loss)	(28)	88	426	—	486
Interest income	—	—	5	—	5
Interest expense	—	(31)	—	—	(31)
Equity in net income of subsidiaries	440	356	—	(796)	—
Equity in net income of subsidiaries of discontinued operations	3	4	—	(7)	—
Intercompany interest income (expense), net	(6)	27	(21)	—	—

Income from continuing operations before income taxes	409	444	410	(803)	460
Income tax expense	—	—	(54)	—	(54)

Income from continuing operations	409	444	356	(803)	406
Income (loss) from discontinued operations, net of income taxes	—	(1)	4	—	3

Net income	409	443	360	(803)	409
Other comprehensive loss	(156)	(156)	(175)	331	(156)

Comprehensive income	$253	$287	$185	$(472)	$253

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$2,833	$—	$2,833
Cost of sales	—	—	1,888	—	1,888

Gross margin	—	—	945	—	945
Selling, general, and administrative expenses, net	36	(28)	332	—	340
Research, development, and engineering expenses	—	—	162	—	162
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	40	—	40

Operating income (loss)	(36)	28	406	—	398
Interest income	—	—	6	—	6
Interest expense	—	(30)	—	—	(30)
Other income, net	—	—	8	—	8
Equity in net income of subsidiaries	361	351	—	(712)	—
Equity in net income of subsidiaries of discontinued operations	29	76	—	(105)	—
Intercompany interest income (expense), net	(1)	12	(11)	—	—

Income from continuing operations before income taxes	353	437	409	(817)	382
Income tax expense	—	—	(58)	—	(58)

Income from continuing operations	353	437	351	(817)	324
Income (loss) from discontinued operations, net of income taxes	—	(47)	76	—	29

Net income	353	390	427	(817)	353
Other comprehensive loss	(90)	(90)	(86)	176	(90)

Comprehensive income	$263	$300	$341	$(641)	$263

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$665	$—	$665
Accounts receivable, net	—	—	2,034	—	2,034
Inventories	—	—	1,636	—	1,636
Intercompany receivables	26	1,457	37	(1,520)	—
Prepaid expenses and other current assets	2	34	438	—	474

Total current assets	28	1,491	4,810	(1,520)	4,809
Property, plant, and equipment, net	—	—	2,956	—	2,956
Goodwill	—	—	5,363	—	5,363
Intangible assets, net	—	—	1,800	—	1,800
Deferred income taxes	—	—	2,290	—	2,290
Investment in subsidiaries	10,417	19,577	—	(29,994)	—
Intercompany loans receivable	20	3,817	10,391	(14,228)	—
Other assets	—	42	355	—	397

Total Assets	$10,465	$24,927	$27,965	$(45,742)	$17,615

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$1,051	$1	$—	$1,052
Accounts payable	1	—	1,122	—	1,123
Accrued and other current liabilities	134	94	961	—	1,189
Deferred revenue	—	—	149	—	149
Intercompany payables	1,493	—	27	(1,520)	—

Total current liabilities	1,628	1,145	2,260	(1,520)	3,513
Long-term debt	—	2,974	2	—	2,976
Intercompany loans payable	—	10,391	3,837	(14,228)	—
Long-term pension and postretirement liabilities	—	—	1,474	—	1,474
Deferred income taxes	—	—	194	—	194
Income taxes	—	—	266	—	266
Other liabilities	—	—	355	—	355

Total Liabilities	1,628	14,510	8,388	(15,748)	8,778

Total Shareholders' Equity	8,837	10,417	19,577	(29,994)	8,837

Total Liabilities and Shareholders' Equity	$10,465	$24,927	$27,965	$(45,742)	$17,615

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$647	$—	$647
Accounts receivable, net	—	—	2,046	—	2,046
Inventories	—	—	1,596	—	1,596
Intercompany receivables	37	1,314	48	(1,399)	—
Prepaid expenses and other current assets	3	17	466	—	486

Total current assets	40	1,331	4,803	(1,399)	4,775
Property, plant, and equipment, net	—	—	3,052	—	3,052
Goodwill	—	—	5,492	—	5,492
Intangible assets, net	—	—	1,879	—	1,879
Deferred income taxes	—	—	2,111	—	2,111
Investment in subsidiaries	10,053	19,425	—	(29,478)	—
Intercompany loans receivable	22	3,739	10,313	(14,074)	—
Other assets	—	14	285	—	299

Total Assets	$10,115	$24,509	$27,935	$(44,951)	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$330	$1	$—	$331
Accounts payable	1	—	1,089	—	1,090
Accrued and other current liabilities	266	57	1,114	—	1,437
Deferred revenue	—	—	208	—	208
Intercompany payables	1,363	—	36	(1,399)	—

Total current liabilities	1,630	387	2,448	(1,399)	3,066
Long-term debt	—	3,737	2	—	3,739
Intercompany loans payable	—	10,314	3,760	(14,074)	—
Long-term pension and postretirement liabilities	—	—	1,502	—	1,502
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	247	—	247
Other liabilities	—	18	344	—	362

Total Liabilities	1,630	14,456	8,510	(15,473)	9,123

Total Shareholders' Equity	8,485	10,053	19,425	(29,478)	8,485

Total Liabilities and Shareholders' Equity	$10,115	$24,509	$27,935	$(44,951)	$17,608

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(30)	$22	$412	$—	$404

Cash Flows From Investing Activities:
Capital expenditures	—	—	(130)	—	(130)
Proceeds from sale of property, plant, and equipment	—	—	4	—	4
Change in intercompany loans	—	(141)	—	141	—
Other	—	4	(32)	—	(28)

Net cash used in investing activities	—	(137)	(158)	141	(154)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	22	105	(127)	—	—
Net increase in commercial paper	—	10	—	—	10
Proceeds from exercise of share options	—	—	25	—	25
Repurchase of common shares	—	—	(93)	—	(93)
Payment of common share dividends to shareholders	(132)	—	—	—	(132)
Loan activity with parent	140	—	1	(141)	—
Other	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	30	115	(213)	(141)	(209)

Effect of currency translation on cash	—	—	(23)	—	(23)
Net increase in cash and cash equivalents	—	—	18	—	18
Cash and cash equivalents at beginning of period	—	—	647	—	647

Cash and cash equivalents at end of period	$—	$—	$665	$—	$665

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(48)	$(19)	$458	$—	$391
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(48)	(19)	457	—	390

Cash Flows From Investing Activities:
Capital expenditures	—	—	(139)	—	(139)
Proceeds from sale of property, plant, and equipment	—	—	1	—	1
Proceeds from divestiture of discontinued operations(1)	—	(54)	54	—	—
Change in intercompany loans	—	106	—	(106)	—
Other	—	(15)	32	—	17

Net cash provided by (used in) investing activities	—	37	(52)	(106)	(121)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	22	(17)	(5)	—	—
Proceeds from exercise of share options	—	—	34	—	34
Repurchase of common shares	(1,249)	—	—	—	(1,249)
Payment of common share dividends to shareholders	(128)	—	1	—	(127)
Loan activity with parent	1,403	—	(1,509)	106	—
Other	—	(1)	(28)	—	(29)

Net cash provided by (used in) continuing financing activities	48	(18)	(1,507)	106	(1,371)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	48	(18)	(1,506)	106	(1,370)

Effect of currency translation on cash	—	—	(5)	—	(5)
Net decrease in cash and cash equivalents	—	—	(1,106)	—	(1,106)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$2,223	$—	$2,223

(1)
Represents the internal allocation of proceeds associated with the divestiture of our BNS business.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Forward-Looking Information" and "Part II. Item 1A. Risk Factors."

        Our Condensed Consolidated Financial Statements have been prepared in United States ("U.S.") dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP").

        The following discussion includes organic net sales growth which is a non-GAAP financial measure. We believe this non-GAAP financial measure, together with GAAP financial measures, provides useful information to investors because it is one of the financial measures that management uses in evaluating the underlying results of our operations. See "Non-GAAP Financial Measure" for more information about this non-GAAP financial measure, including our reasons for including the measure and material limitations with respect to the usefulness of the measure.

Overview

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensor solutions that are essential in today's increasingly connected world. We help our customers solve the need for intelligent, efficient, and high-performing products and solutions.

        Highlights for the first quarter of fiscal 2017 include the following:

  •
  Our net sales increased 8.1% in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 with sales growth in the Transportation Solutions and Industrial Solutions segments, partially offset by sales declines in the Communications Solutions segment. Foreign currency exchange rates negatively impacted net sales by $25 million in the first quarter of fiscal 2017 as compared to the same period of fiscal 2016. On an organic basis, our net sales increased 6.6% during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 11.1% in the first quarter of fiscal 2017 as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 12.1% during the first quarter of fiscal 2017 due primarily to increased sales in the industrial equipment end market where we benefitted from sales contributions from recent acquisitions.

  •
  Communications Solutions—Our net sales decreased 3.9% in the first quarter of fiscal 2017 with sales declines in the data and devices end market resulting from the divestiture of our Circuit Protection Devices ("CPD") business in fiscal 2016 and sales decreases in the subsea communications end market, partially offset by sales increases in the appliances end market.

  •
  Net cash provided by continuing operating activities was $404 million in the first quarter of fiscal 2017.

Outlook

        In the second quarter of fiscal 2017, we expect net sales to be between $3.025 billion and $3.125 billion. This reflects sales growth in the Industrial Solutions and, to a lesser degree, the Transportation Solutions segments, partially offset by sales declines in the Communications Solutions segment relative to the second quarter of fiscal 2016. Additional information regarding expectations for our reportable segments for the second quarter of fiscal 2017 as compared to the same period of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market due primarily to growth in the Asia–Pacific and Europe/Middle East/Africa ("EMEA") regions. We expect global automotive production to increase approximately 2%. We also expect our net sales to increase in the sensors and commercial transportation end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions and continued recovery in the factory automation and process controls systems market. Also, we expect our net sales to increase in the aerospace and defense market.

  •
  Communications Solutions—We expect our net sales to decline in the data and devices end market primarily as a result of the divestiture of our CPD business. This decline is expected to be partially offset by sales growth in the appliances and subsea communications end markets.

We expect diluted earnings per share from continuing operations to be in the range of $0.97 to $1.01 per share in the second quarter of fiscal 2017. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $63 million and $0.03 per share, respectively, in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016.

        For fiscal 2017, we expect net sales to be between $12.2 billion and $12.6 billion as compared to $12.2 billion in fiscal 2016 which included an additional week. This increase is attributable primarily to sales growth in the Industrial Solutions segment, partially offset by sales declines in the Communications Solutions segment. Additional information regarding expectations for our reportable segments for fiscal 2017 compared to fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales in the automotive end market to be consistent with prior year levels with the benefits of increased content per vehicle and market share gains offset by the impact of the additional week in fiscal 2016. We expect growth of approximately 2% in global automotive production. We expect our net sales to increase in the sensors and commercial transportation end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions. We expect our net sales to decline in the energy end market, with this decrease partially offset by expected net sales growth in the aerospace and defense market.

  •
  Communications Solutions—We expect our net sales growth in the subsea communications and appliances end markets to be more than offset by sales declines in the data and devices end market due primarily to the divestiture of our CPD business.

We expect diluted earnings per share from continuing operations to be in the range of $4.04 to $4.24 per share in fiscal 2017. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $300 million and $0.14 per share, respectively, in fiscal 2017 as compared to fiscal 2016.

        The above outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

        We are monitoring the current macroeconomic environment, including the expected exit of the United Kingdom from the European Union, and its potential effects on our customers and the end markets we serve. We continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in "Liquidity and Capital Resources."

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended
	December 30, 2016		December 25, 2015
	($ in millions)
Transportation Solutions	$1,675	55%	$1,507	53%
Industrial Solutions	795	26	709	25
Communications Solutions	593	19	617	22

Total	$3,063	100%	$2,833	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 30, 2016 versus Net Sales for the Quarter Ended December 25, 2015
	Total		Translation	Acquisitions (Divestiture)	Organic
	($ in millions)
Transportation Solutions	$168	11.1%	$(15)	$11	$172	11.4%
Industrial Solutions	86	12.1	(7)	94	(1)	(0.2)
Communications Solutions	(24)	(3.9)	(3)	(36)	15	2.5

Total	$230	8.1%	$(25)	$69	$186	6.6%

        Net sales increased $230 million, or 8.1%, in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The increase in net sales resulted from organic net sales growth of 6.6% and net sales contributions from acquisitions and a divestiture of 2.4%, partially offset by the negative impact of foreign currency translation of 0.9%. Price erosion adversely affected organic net sales by $51 million in the first quarter of fiscal 2017.

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

        Approximately 56% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2017.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended
	December 30, 2016		December 25, 2015
	($ in millions)
Americas	$1,005	33%	$971	34%
EMEA	971	32	940	33
Asia–Pacific	1,087	35	922	33

Total	$3,063	100%	$2,833	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 30, 2016 versus Net Sales for the Quarter Ended December 25, 2015
	Total		Translation	Acquisitions (Divestiture)	Organic
	($ in millions)
Americas	$34	3.5%	$—	$40	$(6)	(0.6)%
EMEA	31	3.3	(16)	53	(6)	(0.6)
Asia–Pacific	165	17.9	(9)	(24)	198	21.8

Total	$230	8.1%	$(25)	$69	$186	6.6%

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Cost of sales	$1,998	$1,888	$110
As a percentage of net sales	65.2%	66.6%	(1.4)%
Gross margin	$1,065	$945	$120
As a percentage of net sales	34.8%	33.4%	1.4%

        Gross margin increased $120 million in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The increase in gross margin was due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of our raw materials. We expect to purchase approximately 183 million pounds of copper, 122,000 troy ounces of gold, and 2.4 million troy ounces of silver in fiscal 2017. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended
	Measure	December 30, 2016	December 25, 2015
Copper	Lb.	$2.35	$2.76
Gold	Troy oz.	1,206	1,207
Silver	Troy oz.	16.33	16.27

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$372	$340	$32
As a percentage of net sales	12.1%	12.0%	0.1%
Research, development, and engineering expenses	$158	$162	$(4)
Acquisition and integration costs	2	5	(3)
Restructuring and other charges, net	47	40	7

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $32 million in the first quarter of fiscal 2017 from the first quarter of fiscal 2016. The increase resulted primarily from increased selling expenses to support higher sales levels, increased incentive compensation costs, and additional expenses associated with fiscal 2016 acquisitions, partially offset by cost savings attributable to restructuring actions.

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

        During fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures primarily impacting the Transportation Solutions and Industrial Solutions segments. During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment.

        In connection with these initiatives, we incurred restructuring charges of $46 million during the first quarter of fiscal 2017. Annualized cost savings related to these actions are expected to be approximately $60 million and are expected to be realized by the end of fiscal 2018. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2017, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $110 million in fiscal 2017.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Operating income	$486	$398	$88
Operating margin	15.9%	14.0%	1.9%

        Operating income included the following:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$5
Charges associated with the amortization of acquisition related fair value adjustments	1	1

	3	6
Restructuring and other charges, net	47	40

Total	$50	$46

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Interest expense	$31	$30	$1
Other income, net	$—	$8	$(8)
Income tax expense	$54	$58	$(4)
Effective tax rate	11.7%	15.2%	(3.5)%
Income from discontinued operations, net of income taxes	$3	$29	$(26)

        Income Taxes.    See Note 11 to the Condensed Consolidated Financial Statements for information regarding items impacting income tax expense for the first quarters of fiscal 2017 and 2016.

        Discontinued Operations.    During fiscal 2015, we sold our Broadband Network Solutions business for $3.0 billion in cash and recognized a pre-tax gain of $1.1 billion on the transaction. In the first quarter of fiscal 2016, we recognized an additional pre-tax gain of $38 million on the divestiture, related primarily to pension and net working capital adjustments. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2016		December 25, 2015
	($ in millions)
Automotive	$1,275	76%	$1,141	76%
Commercial Transportation	213	13	185	12
Sensors	187	11	181	12

Total	$1,675	100%	$1,507	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2016 versus Net Sales for the Quarter Ended December 25, 2015
	Total		Translation	Acquisition	Organic
	($ in millions)
Automotive	$134	11.7%	$(11)	$—	$145	12.7%
Commercial Transportation	28	15.1	(1)	—	29	15.7
Sensors	6	3.3	(3)	11	(2)	(1.1)

Total	$168	11.1%	$(15)	$11	$172	11.4%

        Net sales in the Transportation Solutions segment increased $168 million, or 11.1%, in the first quarter of fiscal 2017 from the first quarter of fiscal 2016 due primarily to organic net sales growth of 11.4%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 12.7% in the first quarter of fiscal 2017 with growth of 28.2% in the Asia–Pacific region and 4.0% in the EMEA region, partially offset by a decrease of 3.6% in the Americas region. Our growth in the Asia–Pacific region was driven by increased demand in China resulting from a tax incentive program, market share gain, and increased electronification. In the EMEA region, our organic net sales increased due to electronification and new model launches. In the Americas region, our organic net sales decreased as a result of declines in North America, partially offset by market growth in South America.

  •
  Commercial transportation—Our organic net sales increased 15.7% in the first quarter of fiscal 2017 due to content gains and growth in the heavy truck market in China.

  •
  Sensors—Our organic net sales decreased 1.1% in the first quarter of fiscal 2017 due to weakness in the data and devices and commercial transportation markets, partially offset by growth in the automotive and industrial equipment markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Operating income	$343	$261	$82
Operating margin	20.5%	17.3%	3.2%

        In the first quarter of fiscal 2017, operating income in the Transportation Solutions segment increased $82 million as compared to the first quarter of fiscal 2016. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Acquisition and integration costs	$1	$3
Restructuring and other charges, net	24	16

Total	$25	$19

        Excluding these items, operating income increased in the first quarter of fiscal 2017 due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2016		December 25, 2015
	($ in millions)
Industrial Equipment	$383	48%	$289	41%
Aerospace, Defense, Oil, and Gas	252	32	252	35
Energy	160	20	168	24

Total	$795	100%	$709	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2016 versus Net Sales for the Quarter Ended December 25, 2015
	Total		Translation	Acquisitions	Organic
	($ in millions)
Industrial Equipment	$94	32.5%	$(2)	$94	$2	0.7%
Aerospace, Defense, Oil, and Gas	—	—	(2)	—	2	0.8
Energy	(8)	(4.8)	(3)	—	(5)	(3.0)

Total	$86	12.1%	$(7)	$94	$(1)	(0.2)%

        Net sales in the Industrial Solutions segment increased $86 million, or 12.1%, in the first quarter of fiscal 2017 from the first quarter of fiscal 2016 primarily as a result of net sales contributions from acquisitions of 13.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 0.7% in the first quarter of fiscal 2017 due primarily to growth in the medical market and the factory automation and process controls systems market, partially offset by declines in the solar market.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 0.8% in the first quarter of fiscal 2017 due primarily to growth in the aerospace and defense market, partially offset by continued weakness in the oil and gas market.

  •
  Energy—Our organic net sales decreased 3.0% in the first quarter of fiscal 2017 as a result of market weakness in the EMEA region, partially offset by growth in the Americas region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Operating income	$67	$66	$1
Operating margin	8.4%	9.3%	(0.9)%

        Operating income in the Industrial Solutions segment was flat in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$2
Charges associated with the amortization of acquisition related fair value adjustments	1	1

	2	3
Restructuring and other charges, net	21	9

Total	$23	$12

Excluding these items, operating income increased in the first quarter of fiscal 2017 due primarily to higher volume resulting primarily from acquisitions.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 30, 2016		December 25, 2015
	($ in millions)
Data and Devices	$231	39%	$264	43%
Subsea Communications	214	36	222	36
Appliances	148	25	131	21

Total	$593	100%	$617	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 30, 2016 versus Net Sales for the Quarter Ended December 25, 2015
	Total		Translation	Divestiture	Organic
	($ in millions)
Data and Devices	$(33)	(12.5)%	$(1)	$(36)	$4	1.7%
Subsea Communications	(8)	(3.6)	—	—	(8)	(3.6)
Appliances	17	13.0	(2)	—	19	14.4

Total	$(24)	(3.9)%	$(3)	$(36)	$15	2.5%

        In the first quarter of fiscal 2017, net sales in the Communications Solutions segment decreased $24 million, or 3.9%, from the first quarter of fiscal 2016 due primarily to sales declines resulting from a divestiture of 5.8%, partially offset by organic net sales growth of 2.5%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 1.7% in the first quarter of fiscal 2017 due to portfolio stabilization in North America, partially offset by market weakness in the EMEA region.

  •
  Subsea communications—Our organic net sales decreased 3.6% in the first quarter of fiscal 2017 as a result of lower project volume.

  •
  Appliances—Our organic net sales increased 14.4% in the first quarter of fiscal 2017 due primarily to strong growth in the Asia–Pacific region resulting from market share gains.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 30, 2016	December 25, 2015	Increase (Decrease)
	($ in millions)
Operating income	$76	$71	$5
Operating margin	12.8%	11.5%	1.3%

        Operating income in the Communications Solutions segment increased $5 million in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended
	December 30, 2016	December 25, 2015
	(in millions)
Restructuring and other charges, net	$2	$15

Excluding these items, operating income decreased in the first quarter of fiscal 2017 as the benefits of lower material costs were more than offset by the impacts of project timing in our Subsea Communications business, where we experienced strong operating income performance in the first quarter of fiscal 2016 resulting from the early completion of a project.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $708 million of 6.55% senior notes due in October 2017. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program; to acquire strategic businesses or product lines; to pay distributions or dividends on our common shares; or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first quarter of fiscal 2017, net cash provided by continuing operating activities increased $13 million to $404 million from $391 million in the first quarter of fiscal 2016. The increase resulted primarily from higher income and accounts payables levels, as well as cash received as collateral against our cross-currency swap contracts, partially offset by the unfavorable effects of changes in accounts receivable levels.

        The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2017 and 2016 was $96 million and $88 million, respectively.

Cash Flows from Investing Activities

        Capital spending was $130 million and $139 million in the first quarters of fiscal 2017 and 2016, respectively. We expect fiscal 2017 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at December 30, 2016 and September 30, 2016 was $4,028 million and $4,070 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility expires in December 2020. TEGSA had no borrowings under the Credit Facility at December 30, 2016 and September 30, 2016.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 30, 2016, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $132 million and $127 million in the first quarters of fiscal 2017 and 2016, respectively.

        We repurchased approximately 2 million of our common shares for $102 million and approximately 20 million of our common shares for $1,318 million under our share repurchase authorization during the first quarters of fiscal 2017 and 2016, respectively. At December 30, 2016, we had $1.0 billion of availability remaining under our share repurchase authorization.

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

        At December 30, 2016, we had outstanding letters of credit, letters of guarantee, and surety bonds of $265 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not materially affect our results of operations, financial position, or cash flows.

Tax Sharing Agreement

        In connection with the separation from Tyco International plc in 2007, we entered into a Tax Sharing Agreement that generally governs our, Tyco International plc's, and Covidien plc's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no significant changes to this information during the first quarter of fiscal 2017.

Accounting Pronouncements

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding recently adopted accounting pronouncements.

Non-GAAP Financial Measure

Organic Net Sales Growth

        Organic net sales growth is a non-GAAP financial measure and should not be considered a replacement for results in accordance with GAAP. This non-GAAP financial measure may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using organic net sales growth in combination with net sales growth, the most directly comparable GAAP financial measure, in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts.

        Organic net sales growth is a useful measure of our underlying results and trends in the business. It is also a significant component in our incentive compensation plans. The difference between reported net sales growth (the most comparable GAAP financial measure) and organic net sales growth consists of the impact from foreign currency exchange rates, and acquisitions and divestitures, if any. Organic net sales growth is a useful measure of our performance because it excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP financial measures such as net sales growth and operating income in its decision making processes related to the operations of our reportable segments and our overall company. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in "Results of Operations" and "Segment Results" provide reconciliations of organic net sales growth to net sales growth calculated in accordance with GAAP.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, could cause our results to differ materially from those expressed in forward-looking statements:

  •
  conditions in the global or regional economies and global capital markets, and cyclical industry conditions (including as a result of the impact of the expected exit of the United Kingdom from the European Union);

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2017. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2016.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 except as set forth below. Refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for additional information regarding legal proceedings.

        During the quarter ended December 30, 2016, we determined that one of our manufacturing sites in France had discharged wastewater exceeding the limits in the site's discharge permits. The site ceased the discharges and voluntarily disclosed the matter to the applicable French authorities at the préfecture and the Grand Evreux inter-municipal body in January 2017. We will fully cooperate with the authorities to ensure a satisfactory resolution of the matter. We may face monetary sanctions and requirements for remediation although we do not anticipate such claims will have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1–October 28, 2016	492,400	$62.66	492,400	$1,070,891,180
October 29–December 2, 2016	643,071	66.00	499,741	1,037,976,859
December 3–December 30, 2016	665,404	70.49	541,800	999,893,441

Total	1,800,875	$66.75	1,533,941

(1)
These columns include the following transactions which occurred during the quarter ended December 30, 2016:

(i)
the acquisition of 266,934 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 1,533,941 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 30, 2016, filed on January 26, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 26, 2017