Form 10-Q
period 2017-03-31
TE Connectivity Ltd.
filed 2017-04-26
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20
CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of common shares outstanding as of April 21, 2017 was 355,027,307.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions, except per share data)
Net sales	$3,227	$2,952	$6,290	$5,785
Cost of sales	2,119	1,990	4,117	3,878

Gross margin	1,108	962	2,173	1,907
Selling, general, and administrative expenses	412	367	784	707
Research, development, and engineering expenses	162	156	320	318
Acquisition and integration costs	2	3	4	8
Restructuring and other charges (credits), net	59	(99)	106	(59)

Operating income	473	535	959	933
Interest income	6	4	11	10
Interest expense	(32)	(32)	(63)	(62)
Other income (expense), net	(2)	12	(2)	20

Income from continuing operations before income taxes	445	519	905	901
Income tax expense	(39)	(130)	(93)	(188)

Income from continuing operations	406	389	812	713
Income (loss) from discontinued operations, net of income taxes	(1)	(9)	2	20

Net income	$405	$380	$814	$733

Basic earnings per share:
Income from continuing operations	$1.14	$1.07	$2.28	$1.90
Income (loss) from discontinued operations	—	(0.02)	0.01	0.05
Net income	1.14	1.04	2.29	1.95
Diluted earnings per share:
Income from continuing operations	$1.13	$1.06	$2.26	$1.88
Income (loss) from discontinued operations	—	(0.02)	0.01	0.05
Net income	1.13	1.03	2.27	1.93
Dividends paid per common share	$0.37	$0.33	$0.74	$0.66
Weighted-average number of shares outstanding:
Basic	356	364	356	375
Diluted	359	368	359	379

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Net income.	$405	$380	$814	$733
Other comprehensive income (loss):
Currency translation	83	(7)	(102)	(92)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	12	12	25	14
Gains on cash flow hedges, net of income taxes	19	9	35	2

Other comprehensive income (loss)	114	14	(42)	(76)

Comprehensive income.	$519	$394	$772	$657

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	September 30, 2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$773	$647
Accounts receivable, net of allowance for doubtful accounts of $18 and $17, respectively	2,244	2,046
Inventories	1,660	1,596
Prepaid expenses and other current assets	469	486

Total current assets	5,146	4,775
Property, plant, and equipment, net	3,046	3,052
Goodwill	5,382	5,492
Intangible assets, net	1,768	1,879
Deferred income taxes	2,280	2,111
Other assets	434	299

Total Assets	$18,056	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$879	$331
Accounts payable	1,226	1,090
Accrued and other current liabilities	1,701	1,437
Deferred revenue	129	208

Total current liabilities	3,935	3,066
Long-term debt	3,073	3,739
Long-term pension and postretirement liabilities	1,474	1,502
Deferred income taxes	197	207
Income taxes	276	247
Other liabilities	348	362

Total Liabilities	9,303	9,123

Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares, CHF 0.57 par value, 382,835,381 shares authorized and issued	168	168
Contributed surplus	1,147	1,801
Accumulated earnings	9,661	8,682
Treasury shares, at cost, 27,525,920 and 27,554,005 shares, respectively	(1,639)	(1,624)
Accumulated other comprehensive loss	(584)	(542)

Total Shareholders' Equity	8,753	8,485

Total Liabilities and Shareholders' Equity	$18,056	$17,608

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	814	—	814
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Share-based compensation expense	—	—	—	—	47	—	—	47
Dividends approved	—	—	—	—	(569)	—	—	(569)
Exercise of share options	—	—	2	64	—	—	—	64
Restricted share award vestings and other activity	—	—	1	126	(132)	—	—	(6)
Repurchase of common shares	—	—	(3)	(205)	—	—	—	(205)

Balance at March 31, 2017	383	$168	(28)	$(1,639)	$1,147	$9,661	$(584)	$8,753

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585
Net income	—	—	—	—	—	733	—	733
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)
Share-based compensation expense	—	—	—	—	44	—	—	44
Dividends approved	—	—	—	—	(514)	—	—	(514)
Exercise of share options	—	—	2	61	—	—	—	61
Restricted share award vestings and other activity	—	—	1	112	(124)	—	—	(12)
Repurchase of common shares	—	—	(40)	(2,415)	—	—	—	(2,415)

Balance at March 25, 2016	414	$182	(57)	$(3,498)	$3,765	$7,406	$(449)	$7,406

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2017	March 25, 2016
	(in millions)
Cash Flows From Operating Activities:
Net income	$814	$733
Income from discontinued operations, net of income taxes	(2)	(20)

Income from continuing operations	812	713
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	312	290
Deferred income taxes	(118)	(52)
Provision for losses on accounts receivable and inventories	9	23
Share-based compensation expense	47	43
Gain on divestiture	—	(146)
Other	12	43
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(215)	9
Inventories	(69)	(61)
Prepaid expenses and other current assets	32	302
Accounts payable	148	(16)
Accrued and other current liabilities	13	(138)
Deferred revenue	(83)	(70)
Income taxes	33	(396)
Other	(8)	3

Net cash provided by continuing operating activities	925	547
Net cash used in discontinued operating activities	—	(2)

Net cash provided by operating activities	925	545

Cash Flows From Investing Activities:
Capital expenditures	(289)	(270)
Proceeds from sale of property, plant, and equipment	8	1
Acquisition of business, net of cash acquired	—	(6)
Proceeds from divestiture of business, net of cash retained by business sold	—	261
Other	(16)	29

Net cash provided by (used in) investing activities	(297)	15

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(162)	150
Proceeds from issuance of debt	89	350
Repayment of debt	—	(500)
Proceeds from exercise of share options	64	61
Repurchase of common shares	(198)	(2,523)
Payment of common share dividends to shareholders	(263)	(245)
Other	(22)	(32)

Net cash used in continuing financing activities	(492)	(2,739)
Net cash provided by discontinued financing activities	—	2

Net cash used in financing activities	(492)	(2,737)

Effect of currency translation on cash	(10)	(2)
Net increase (decrease) in cash and cash equivalents	126	(2,179)
Cash and cash equivalents at beginning of period	647	3,329

Cash and cash equivalents at end of period	$773	$1,150

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

  Recently Issued Accounting Pronouncement

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which created new Accounting Standards Codification ("ASC") topic 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us in the first quarter of fiscal 2019 and allows for either a full retrospective or a modified retrospective approach at adoption. We have not yet selected a transition approach and are continuing to assess the impact of adopting ASC 606. Based on the initial evaluation of our current contracts and revenue streams, we do not expect adoption will have a material impact on our results of operations or financial position. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2019.

  Recently Adopted Accounting Pronouncement

        In March 2016, the FASB issued ASU No. 2016-09, an update to ASC 718, Compensation—Stock Compensation, to simplify various aspects of accounting for share-based payments to employees. We elected to early adopt this update in the first quarter of fiscal 2017. The provisions of the update addressing the accounting for excess tax benefits and deficiencies were adopted using a modified retrospective transition approach, with a cumulative-effect adjustment to beginning accumulated earnings and a corresponding increase in deferred tax assets of $165 million. The provision of the update addressing the presentation on the statement of cash flows of employee taxes paid via the withholding of shares was applied retrospectively and did not have a material impact on our Condensed Consolidated Financial Statements. Adoption of other provisions, which were applied prospectively, also did not have a material impact on our Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net

        Net restructuring and other charges (credits) consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Restructuring charges, net	$59	$26	$105	$61
Gain on divestiture	—	(146)	—	(146)
Other charges	—	21	1	26

	$59	$(99)	$106	$(59)

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Transportation Solutions	$33	$4	$57	$19
Industrial Solutions	19	14	39	23
Communications Solutions	7	8	9	19

Restructuring charges, net	$59	$26	$105	$61

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

        Activity in our restructuring reserves during the six months ended March 31, 2017 is summarized as follows:

	Balance at September 30, 2016	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at March 31, 2017
	(in millions)
Fiscal 2017 Actions:
Employee severance	$—	$94	$—	$(11)	$—	$—	$83
Property, plant, and equipment	—	6	—	—	(6)	—	—

Total	—	100	—	(11)	(6)	—	83

Fiscal 2016 Actions:
Employee severance	54	8	—	(21)	—	(1)	40
Facility and other exit costs	—	1	—	(1)	—	—	—

Total	54	9	—	(22)	—	(1)	40

Pre-Fiscal 2016 Actions:
Employee severance	25	—	(4)	(5)	—	(1)	15
Facility and other exit costs	12	—	—	(2)	—	—	10

Total	37	—	(4)	(7)	—	(1)	25

Total Activity	$91	$109	$(4)	$(40)	$(6)	$(2)	$148

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures primarily impacting the Transportation Solutions and Industrial Solutions segments. In connection with this program, during the six months ended March 31, 2017, we recorded restructuring charges of $100 million. We expect to complete all restructuring actions commenced during the six months ended March 31, 2017 by the end of fiscal 2018 and to incur total charges of approximately $120 million with remaining charges primarily related to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2017 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$60	$55	$5
Industrial Solutions	52	38	14
Communications Solutions	8	7	1

Total	$120	$100	$20

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during the six months ended March 31, 2017 and March 25, 2016, we recorded restructuring charges of $9 million and $60 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $168 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$44	$41	$3
Industrial Solutions	30	29	1
Communications Solutions	94	69	25

Total	$168	$139	$29

  Pre-Fiscal 2016 Actions

        Prior to fiscal 2016, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. During the six months ended March 31, 2017 and March 25, 2016, we recorded restructuring credits of $4 million and charges of $1 million, respectively, related to pre-fiscal 2016 actions. We do not expect to incur any additional charges related to pre-fiscal 2016 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 31, 2017	September 30, 2016
	(in millions)
Accrued and other current liabilities	$123	$64
Other liabilities	25	27

Restructuring reserves	$148	$91

Gain on Divestiture

        During the quarter ended March 25, 2016, we sold our Circuit Protection Devices ("CPD") business for $350 million, subject to working capital adjustments, of which we received $261 million during the quarter ended March 25, 2016. We recognized a pre-tax gain of $146 million on the transaction. The CPD business was reported in our Communications Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

Other Charges, Net

        During the six months ended March 25, 2016, we incurred charges of $15 million related to the write-off of certain investments and costs of $11 million associated with the divestiture of certain businesses.

3. Inventories

        Inventories consisted of the following:

	March 31, 2017	September 30, 2016
	(in millions)
Raw materials	$265	$241
Work in progress	524	504
Finished goods	738	669
Inventoried costs on long-term contracts	133	182

Inventories	$1,660	$1,596

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 30, 2016(1)	$1,903	$3,005	$584	$5,492
Currency translation and other(2)	(22)	(82)	(6)	(110)

March 31, 2017(1)	$1,881	$2,923	$578	$5,382

(1)
At March 31, 2017 and September 30, 2016, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

(2)
Includes a reduction of goodwill of $36 million associated with adjustments made to the purchase price allocation of certain fiscal 2016 acquisitions primarily within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	March 31, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,309	$(251)	$1,058	$1,332	$(212)	$1,120
Intellectual property	1,281	(592)	689	1,300	(563)	737
Other	36	(15)	21	36	(14)	22

Total	$2,626	$(858)	$1,768	$2,668	$(789)	$1,879

        Intangible asset amortization expense was $41 million and $34 million for the quarters ended March 31, 2017 and March 25, 2016, respectively, and $83 million and $68 million for the six months ended March 31, 2017 and March 25, 2016, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2017	$86
Fiscal 2018	171
Fiscal 2019	169
Fiscal 2020	161
Fiscal 2021	158
Fiscal 2022	157
Thereafter	866

Total	$1,768

6. Debt

        During the six months ended March 31, 2017, we reclassified $708 million of 6.55% senior notes due 2017 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

        As of March 31, 2017, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $168 million of commercial paper outstanding at a weighted-average interest rate of 1.18%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 0.69% at September 30, 2016.

        The fair value of our debt, based on indicative valuations, was approximately $4,187 million and $4,424 million at March 31, 2017 and September 30, 2016, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 31, 2017, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $42 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At March 31, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $269 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not materially affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $47 million and $48 million at March 31, 2017 and September 30, 2016, respectively.

  Tax Sharing Agreement

        In fiscal 2007, we became an independent, publicly traded company owning the former electronics businesses of Tyco International plc ("Tyco International"). On June 29, 2007, Tyco International

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Commitments and Contingencies (Continued)

distributed all of our shares, as well as its shares of its former healthcare businesses ("Covidien"), to its common shareholders (the "separation"). As a result of subsequent transactions, Tyco International and Covidien now operate as part of Johnson Controls International plc and Medtronic plc, respectively.

        Upon separation, we entered into a Tax Sharing Agreement, under which we share responsibility for certain of our, Tyco International's, and Covidien's income tax liabilities based on a sharing formula for periods prior to and including June 29, 2007. We, Tyco International, and Covidien share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to our, Tyco International's, and Covidien's income tax returns. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all pre-separation U.S. federal income tax matters with the Internal Revenue Service ("IRS"). Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows.

8. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,258 million and $3,480 million at March 31, 2017 and September 30, 2016, respectively. The impacts of our hedging program were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Foreign exchange gains (losses)(1)	$(78)	$(54)	$144	$1

(1)
These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange losses and gains attributable to the translation of the net investment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Service cost	$3	$2	$13	$12
Interest cost	11	12	9	14
Expected return on plan assets	(14)	(14)	(17)	(17)
Amortization of net actuarial loss	10	10	10	9
Amortization of prior service credit	—	—	(1)	(2)

Net periodic pension benefit cost	$10	$10	$14	$16

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Service cost	$6	$4	$26	$24
Interest cost	22	25	18	27
Expected return on plan assets	(27)	(29)	(35)	(35)
Amortization of net actuarial loss	20	20	21	18
Amortization of prior service credit	—	—	(3)	(3)

Net periodic pension benefit cost	$21	$20	$27	$31

        During the six months ended March 31, 2017, we contributed $16 million to our non-U.S. pension plans.

10. Income Taxes

        We recorded income tax expense of $39 million and $130 million for the quarters ended March 31, 2017 and March 25, 2016, respectively. The income tax expense for the quarter ended March 31, 2017 included a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions, and a $22 million income tax benefit associated with the tax impacts of certain intercompany transactions. The income tax expense for the quarter ended March 25, 2016 included a $42 million income tax charge associated with the gain on the sale of our CPD business.

        We recorded income tax expense of $93 million and $188 million for the six months ended March 31, 2017 and March 25, 2016, respectively. The tax expense for the six months ended March 31, 2017 included a $52 million income tax benefit associated with the tax impacts of certain intercompany transactions and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards, as well as a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Income Taxes (Continued)

and certain non-U.S. jurisdictions. The tax expense for the six months ended March 25, 2016 included a $42 million income tax charge associated with the gain on the sale of our CPD business, partially offset by a $25 million income tax benefit related primarily to deferred tax assets recognized in connection with the sale.

        We record accrued interest as well as penalties related to uncertain tax positions as part of income tax expense. As of March 31, 2017 and September 30, 2016, we had $57 million and $54 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the six months ended March 31, 2017, we recognized income tax benefits of $2 million related to interest and penalties on the Condensed Consolidated Statement of Operations.

        During the second quarter of fiscal 2016, we made a pre-payment to the IRS of $443 million for tax deficiencies related to pre-separation U.S. tax matters. Concurrent with remitting this payment, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to indemnifications for pre-separation tax matters. As previously reported, we have substantially settled all pre-separation U.S. federal income tax matters with the IRS. See Note 7 for additional for information regarding the Tax Sharing Agreement associated with pre-separation tax matters.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $25 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 31, 2017.

11. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Basic	356	364	356	375
Dilutive impact of share-based compensation arrangements	3	4	3	4

Diluted	359	368	359	379

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Earnings Per Share (Continued)

        The following share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Antidilutive share options	—	3	1	3

12. Equity

  Common Shares Held in Treasury

        In March 2017, our shareholders approved the cancellation of 26 million shares purchased under our share repurchase program during the period from December 11, 2015 to September 30, 2016. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

  Dividends

        In March 2017, our shareholders approved a dividend payment to shareholders of $1.60 (equivalent to CHF 1.62) per share, payable in four equal quarterly installments of $0.40 per share beginning in the third quarter of fiscal 2017 through the second quarter of fiscal 2018.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At March 31, 2017 and September 30, 2016, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $569 million and $263 million, respectively.

  Share Repurchase Program

        Common shares repurchased under the share repurchase program were as follows:

	For the Six Months Ended
	March 31, 2017	March 25, 2016
	(in millions)
Number of common shares repurchased	3	40
Amount repurchased	$205	$2,415

        At March 31, 2017, we had $897 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Share Plans

        Total share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Share-based compensation expense	$23	$21	$47	$43

        As of March 31, 2017, there was $172 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.2 years.

        During the quarter ended December 30, 2016, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	2.1	$12.79
Restricted share awards	0.7	66.74
Performance share awards	0.3	66.74

        In March 2017, our shareholders approved an increase of 10 million shares in the number of shares available for awards under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the "2017 Plan"). As of March 31, 2017, we had 23 million shares available for issuance under our stock and incentive plans, of which the 2017 Plan was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	24%
Risk free interest rate	1.9%
Expected annual dividend per share	$1.48
Expected life of options (in years)	5.6

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Transportation Solutions	$1,755	$1,608	$3,430	$3,115
Industrial Solutions	853	738	1,648	1,447
Communications Solutions	619	606	1,212	1,223

Total(1)	$3,227	$2,952	$6,290	$5,785

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016		March 31, 2017	March 25, 2016
	(in millions)
Transportation Solutions	$300	$289		$643	$550
Industrial Solutions	86	63		153	129
Communications Solutions	87	183	(1)	163	254	(1)

Total	$473	$535		$959	$933

(1)
Includes pre-tax gain of $146 million on the sale of our CPD business during the quarter ended March 25, 2016.

15. Tyco Electronics Group S.A.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,227	$—	$3,227
Cost of sales	—	—	2,119	—	2,119

Gross margin	—	—	1,108	—	1,108
Selling, general, and administrative expenses	48	18	346	—	412
Research, development, and engineering expenses	—	—	162	—	162
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	59	—	59

Operating income (loss)	(48)	(18)	539	—	473
Interest income	—	—	6	—	6
Interest expense	—	(32)	—	—	(32)
Other expense, net	—	—	(2)	—	(2)
Equity in net income of subsidiaries	462	483	—	(945)	—
Equity in net income (loss) of subsidiaries of discontinued operations	(1)	10	—	(9)	—
Intercompany interest income (expense), net	(8)	29	(21)	—	—

Income from continuing operations before income taxes	405	472	522	(954)	445
Income tax expense	—	—	(39)	—	(39)

Income from continuing operations	405	472	483	(954)	406
Income (loss) from discontinued operations, net of income taxes(1)	—	(11)	10	—	(1)

Net income	405	461	493	(954)	405
Other comprehensive income	114	114	106	(220)	114

Comprehensive income	$519	$575	$599	$(1,174)	$519

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our Broadband Network Solutions ("BNS") business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,290	$—	$6,290
Cost of sales	—	—	4,117	—	4,117

Gross margin	—	—	2,173	—	2,173
Selling, general, and administrative expenses, net	76	(70)	778	—	784
Research, development, and engineering expenses	—	—	320	—	320
Acquisition and integration costs	—	—	4	—	4
Restructuring and other charges, net	—	—	106	—	106

Operating income (loss)	(76)	70	965	—	959
Interest income	—	—	11	—	11
Interest expense	—	(63)	—	—	(63)
Other expense, net	—	—	(2)	—	(2)
Equity in net income of subsidiaries	902	839	—	(1,741)	—
Equity in net income of subsidiaries of discontinued operations	2	14	—	(16)	—
Intercompany interest income (expense), net	(14)	56	(42)	—	—

Income from continuing operations before income taxes	814	916	932	(1,757)	905
Income tax expense	—	—	(93)	—	(93)

Income from continuing operations	814	916	839	(1,757)	812
Income (loss) from discontinued operations, net of income taxes(1)	—	(12)	14	—	2

Net income	814	904	853	(1,757)	814
Other comprehensive loss	(42)	(42)	(69)	111	(42)

Comprehensive income	$772	$862	$784	$(1,646)	$772

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$773	$—	$773
Accounts receivable, net	—	—	2,244	—	2,244
Inventories	—	—	1,660	—	1,660
Intercompany receivables	25	1,603	37	(1,665)	—
Prepaid expenses and other current assets	3	31	435	—	469

Total current assets	28	1,634	5,149	(1,665)	5,146
Property, plant, and equipment, net	—	—	3,046	—	3,046
Goodwill	—	—	5,382	—	5,382
Intangible assets, net	—	—	1,768	—	1,768
Deferred income taxes	—	—	2,280	—	2,280
Investment in subsidiaries	10,937	20,119	—	(31,056)	—
Intercompany loans receivable	2	4,157	10,980	(15,139)	—
Other assets	—	33	401	—	434

Total Assets	$10,967	$25,943	$29,006	$(47,860)	$18,056

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$878	$1	$—	$879
Accounts payable	2	—	1,224	—	1,226
Accrued and other current liabilities	573	76	1,052	—	1,701
Deferred revenue	—	—	129	—	129
Intercompany payables	1,639	—	26	(1,665)	—

Total current liabilities	2,214	954	2,432	(1,665)	3,935
Long-term debt	—	3,071	2	—	3,073
Intercompany loans payable	—	10,981	4,158	(15,139)	—
Long-term pension and postretirement liabilities	—	—	1,474	—	1,474
Deferred income taxes	—	—	197	—	197
Income taxes	—	—	276	—	276
Other liabilities	—	—	348	—	348

Total Liabilities	2,214	15,006	8,887	(16,804)	9,303

Total Shareholders' Equity	8,753	10,937	20,119	(31,056)	8,753

Total Liabilities and Shareholders' Equity	$10,967	$25,943	$29,006	$(47,860)	$18,056

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(86)	$(2)	$1,013	$—	$925

Cash Flows From Investing Activities:
Capital expenditures	—	—	(289)	—	(289)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Change in intercompany loans	—	(37)	—	37	—
Other	—	(12)	(4)	—	(16)

Net cash used in investing activities	—	(49)	(285)	37	(297)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	45	124	(169)	—	—
Net decrease in commercial paper	—	(162)	—	—	(162)
Proceeds from issuance of debt	—	89	—	—	89
Proceeds from exercise of share options	—	—	64	—	64
Repurchase of common shares	—	—	(198)	—	(198)
Payment of common share dividends to shareholders	(264)	—	1	—	(263)
Loan activity with parent	305	—	(268)	(37)	—
Other	—	—	(22)	—	(22)

Net cash provided by (used in) financing activities	86	51	(592)	(37)	(492)

Effect of currency translation on cash	—	—	(10)	—	(10)
Net increase in cash and cash equivalents	—	—	126	—	126
Cash and cash equivalents at beginning of period	—	—	647	—	647

Cash and cash equivalents at end of period	$—	$—	$773	$—	$773

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 25, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(119)	$(98)	$764	$—	$547
Net cash used in discontinued operating activities	—	—	(2)	—	(2)

Net cash provided by (used in) operating activities	(119)	(98)	762	—	545

Cash Flows From Investing Activities:
Capital expenditures	—	—	(270)	—	(270)
Proceeds from sale of property, plant, and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(6)	—	(6)
Proceeds from divestiture of business, net of cash retained by business sold	—	199	62	—	261
Change in intercompany loans	—	(137)	—	137	—
Other(1)	—	(132)	161	—	29

Net cash provided by (used in) investing activities	—	(70)	(52)	137	15

Cash Flows From Financing Activities:
Changes in parent company equity(2)	358	173	(531)	—	—
Net increase in commercial paper	—	150	—	—	150
Proceeds from issuance of debt	—	349	1	—	350
Repayment of debt	—	(500)	—	—	(500)
Proceeds from exercise of share options	—	—	61	—	61
Repurchase of common shares	(2,523)	—	—	—	(2,523)
Payment of common share dividends to shareholders	(248)	—	3	—	(245)
Loan activity with parent	2,532	—	(2,395)	(137)	—
Other	—	(4)	(28)	—	(32)

Net cash provided by (used in) continuing financing activities	119	168	(2,889)	(137)	(2,739)
Net cash provided by discontinued financing activities	—	—	2	—	2

Net cash provided by (used in) financing activities	119	168	(2,887)	(137)	(2,737)

Effect of currency translation on cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	—	(2,179)	—	(2,179)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$1,150	$—	$1,150

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

        The following discussion includes organic net sales growth which is a non-GAAP financial measure. See "Non-GAAP Financial Measure" for additional information regarding this measure.

Overview

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology leader. We design and manufacture connectivity and sensor solutions to help build a safer, greener, smarter, and more connected world. Our products are built to work reliably, even in the harshest of environments. Our commitment to innovation enables advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

        Highlights for the second quarter and first six months of fiscal 2017 include the following:

  •
  Our net sales increased 9.3% and 8.7% in the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016 due primarily to sales growth in the Industrial Solutions and Transportation Solutions segments. Foreign currency exchange rates negatively impacted net sales by $48 million and $72 million in the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. On an organic basis, our net sales increased 8.2% and 7.5% during the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 9.1% and 10.1% in the second quarter and first six months of fiscal 2017, respectively, as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 15.6% and 13.9% during the second quarter and first six months of fiscal 2017, respectively, due primarily to increased sales in the industrial equipment end market where we benefitted from sales contributions from recent acquisitions.

  •
  Communications Solutions—Our net sales increased 2.1% and decreased 0.9% in the second quarter and first six months of fiscal 2017, respectively. While our net sales increased in the appliances and subsea communications end markets, our net sales declined in the data and devices end market as a result of the divestiture of our Circuit Protection Devices ("CPD") business in fiscal 2016.

  •
  Net cash provided by continuing operating activities was $925 million in the first six months of fiscal 2017.

Outlook

        In the third quarter of fiscal 2017, we expect net sales to be between $3.2 billion and $3.3 billion. This reflects sales growth in the Communications Solutions and, to a lesser degree, the Industrial Solutions and Transportation Solutions segments relative to the third quarter of fiscal 2016. Additional information regarding expectations for our reportable segments for the third quarter of fiscal 2017 as compared to the same period of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market with growth in global automotive production expected to be approximately 1%. We also expect our net sales to increase in the sensors and commercial transportation end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions and continued growth in the factory automation and controls market.

  •
  Communications Solutions—We expect our net sales to increase in all end markets, particularly in the subsea communications end market.

We expect diluted earnings per share from continuing operations to be in the range of $1.08 to $1.12 per share in the third quarter of fiscal 2017. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $70 million and $0.04 per share, respectively, in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016.

        For fiscal 2017, we expect net sales to be between $12.6 billion and $12.8 billion as compared to $12.2 billion in fiscal 2016 which included an additional week. This increase is attributable to sales growth in all segments. Additional information regarding expectations for our reportable segments for fiscal 2017 compared to fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market with the benefits of increased content per vehicle and market share gains partially offset by the impact of the additional week in fiscal 2016. We expect growth of approximately 2 to 3% in global automotive production. We continue to expect our net sales to increase in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions and continued growth in the factory automation and controls market and the medical market.

  •
  Communications Solutions—We expect our net sales growth in the subsea communications and appliances end markets to be partially offset by sales declines in the data and devices end market due primarily to the divestiture of our CPD business.

We expect diluted earnings per share from continuing operations to be in the range of $4.39 to $4.47 per share in fiscal 2017. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $200 million and $0.10 per share, respectively, in fiscal 2017 as compared to fiscal 2016.

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

 Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Six Months Ended
	March 31, 2017		March 25, 2016		March 31, 2017		March 25, 2016
	($ in millions)
Transportation Solutions	$1,755	55%	$1,608	54%	$3,430	55%	$3,115	54%
Industrial Solutions	853	26	738	25	1,648	26	1,447	25
Communications Solutions	619	19	606	21	1,212	19	1,223	21

Total	$3,227	100%	$2,952	100%	$6,290	100%	$5,785	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 31, 2017 versus Net Sales for the Quarter Ended March 25, 2016						Change in Net Sales for the Six Months Ended March 31, 2017 versus Net Sales for the Six Months Ended March 25, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Transportation Solutions	$147	9.1%	$162	10.1%	$(25)	$10	$315	10.1%	$333	10.7%	$(39)	$21
Industrial Solutions	115	15.6	24	3.3	(14)	105	201	13.9	23	1.6	(21)	199
Communications Solutions	13	2.1	56	9.2	(9)	(34)	(11)	(0.9)	71	5.8	(12)	(70)

Total	$275	9.3%	$242	8.2%	$(48)	$81	$505	8.7%	$427	7.5%	$(72)	$150

        Net sales increased $275 million, or 9.3%, in the second quarter of fiscal 2017 as compared to the same period of fiscal 2016. The increase in net sales resulted from organic net sales growth of 8.2% and net sales contributions from acquisitions and a divestiture of 2.7%, partially offset by the negative impact of foreign currency translation of 1.6%. Price erosion adversely affected organic net sales by $59 million in the second quarter of fiscal 2017.

        In the first six months of fiscal 2017, net sales increased $505 million, or 8.7%, as compared to the first six months of fiscal 2016 as a result of organic net sales growth of 7.5% and net sales contributions from acquisitions and a divestiture of 2.5%, partially offset by the negative impact of foreign currency translation of 1.3%. Price erosion adversely affected organic net sales by $110 million in the first six months of fiscal 2017.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—the Americas, Europe/Middle East/Africa ("EMEA"), and Asia–Pacific—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

        Approximately 56% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2017.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Six Months Ended
	March 31, 2017		March 25, 2016		March 31, 2017		March 25, 2016
	($ in millions)
Americas	$1,070	33%	$992	34%	$2,075	33%	$1,963	34%
EMEA	1,099	34	1,019	34	2,070	33	1,959	34
Asia–Pacific	1,058	33	941	32	2,145	34	1,863	32

Total	$3,227	100%	$2,952	100%	$6,290	100%	$5,785	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 31, 2017 versus Net Sales for the Quarter Ended March 25, 2016						Change in Net Sales for the Six Months Ended March 31, 2017 versus Net Sales for the Six Months Ended March 25, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Americas	$78	7.9%	$31	3.1%	$4	$43	$112	5.7%	$26	1.3%	$3	$83
EMEA	80	7.9	58	5.7	(36)	58	111	5.7	53	2.7	(53)	111
Asia–Pacific	117	12.4	153	16.2	(16)	(20)	282	15.1	348	19.0	(22)	(44)

Total	$275	9.3%	$242	8.2%	$(48)	$81	$505	8.7%	$427	7.5%	$(72)	$150

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Cost of sales	$2,119	$1,990	$129	$4,117	$3,878	$239
As a percentage of net sales	65.7%	67.4%	(1.7)%	65.5%	67.0%	(1.5)%
Gross margin	$1,108	$962	$146	$2,173	$1,907	$266
As a percentage of net sales	34.3%	32.6%	1.7%	34.5%	33.0%	1.5%

        Gross margin increased $146 million and $266 million in the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The increases were due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 180 million pounds of copper, 120,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2017. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Copper	Lb.	$2.35	$2.54	$2.35	$2.67
Gold	Troy oz.	1,220	1,203	1,213	1,208
Silver	Troy oz.	16.74	15.77	16.53	16.01

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$412	$367	$45	$784	$707	$77
As a percentage of net sales	12.8%	12.4%	0.4%	12.5%	12.2%	0.3%
Research, development, and engineering expenses	$162	$156	$6	$320	$318	$2
Acquisition and integration costs	$2	$3	$(1)	$4	$8	$(4)
Restructuring and other charges (credits), net	$59	$(99)	$158	$106	$(59)	$165

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $45 million and $77 million in the second quarter and first six months of fiscal 2017, respectively, from the same periods in fiscal 2016. The increases resulted primarily from increased selling expenses to support higher sales levels, increased incentive compensation costs, and additional expenses associated with fiscal 2016 acquisitions.

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

        In connection with these initiatives, we incurred net restructuring charges of $105 million during the first six months of fiscal 2017. Annualized cost savings related to the fiscal 2017 actions are expected to be approximately $130 million and are generally expected to be realized by the end of fiscal 2019. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2017, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $110 million in fiscal 2017.

        During the second quarter of fiscal 2016, we recognized a pre-tax gain of $146 million on the sale of our CPD business.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges (credits).

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Operating income	$473	$535	$(62)	$959	$933	$26
Operating margin	14.7%	18.1%	(3.4)%	15.2%	16.1%	(0.9)%

        Operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$3	$4	$8
Charges associated with the amortization of acquisition related fair value adjustments	1	1	2	2

	3	4	6	10
Restructuring and other charges (credits), net	59	(99)	106	(59)

Total	$62	$(95)	$112	$(49)

        See further discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarter Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Interest expense	$32	$32	$—	$63	$62	$1
Other income (expense), net	$(2)	$12	$(14)	$(2)	$20	$(22)
Income tax expense	$39	$130	$(91)	$93	$188	$(95)
Effective tax rate	8.8%	25.0%	(16.2)%	10.3%	20.9%	(10.6)%
Income (loss) from discontinued operations, net of income taxes	$(1)	$(9)	$8	$2	$20	$(18)

        Income Taxes.    See Note 10 to the Condensed Consolidated Financial Statements for information regarding items impacting income tax expense for the second quarters and first six months of fiscal 2017 and 2016.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 31, 2017		March 25, 2016		March 31, 2017		March 25, 2016
	($ in millions)
Automotive	$1,309	75%	$1,215	76%	$2,584	76%	$2,355	75%
Commercial transportation	248	14	208	13	461	13	394	13
Sensors	198	11	185	11	385	11	366	12

Total	$1,755	100%	$1,608	100%	$3,430	100%	$3,115	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2017 versus Net Sales for the Quarter Ended March 25, 2016						Change in Net Sales for the Six Months Ended March 31, 2017 versus Net Sales for the Six Months Ended March 25, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$94	7.7%	$112	9.3%	$(18)	$—	$229	9.7%	$256	10.9%	$(27)	$—
Commercial transportation	40	19.2	44	21.0	(4)	—	67	17.0	73	18.5	(6)	—
Sensors	13	7.0	6	3.5	(3)	10	19	5.2	4	1.2	(6)	21

Total	$147	9.1%	$162	10.1%	$(25)	$10	$315	10.1%	$333	10.7%	$(39)	$21

        Net sales in the Transportation Solutions segment increased $147 million, or 9.1%, in the second quarter of fiscal 2017 from the same period of fiscal 2016 due primarily to organic net sales growth of 10.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 9.3% in the second quarter of fiscal 2017 with growth of 12.5% in the Asia–Pacific region, 8.0% in the EMEA region, and 4.9% in the Americas region. Our growth in the Asia–Pacific region was a result of increased demand in China resulting from a tax incentive program, market share gains, and increased electronification. In the EMEA region, our organic net sales growth was driven by increased electronification and new model launches. Our growth in the Americas region was a result of increased sales in North America and continuing market recovery in South America.

  •
  Commercial transportation—Our organic net sales increased 21.0% in the second quarter of fiscal 2017 due primarily to content gains and growth in the heavy truck market, particularly in China and, to a lesser degree, the EMEA and Americas regions.

  •
  Sensors—Our organic net sales increased 3.5% in the second quarter of fiscal 2017 primarily as a result of growth in the industrial equipment and commercial transportation markets.

        In the first six months of fiscal 2017, net sales in the Transportation Solutions segment increased $315 million, or 10.1%, as compared to the first six months of fiscal 2016 primarily as a result of organic net sales growth of 10.7%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 10.9% in the first six months of fiscal 2017. The increase resulted from growth of 20.2% in the Asia–Pacific region, 6.1% in the EMEA region, and 0.7% in the Americas region. Our growth in the Asia–Pacific region was driven by increased demand in China resulting from a tax incentive program, market share gains, and increased electronification. In the EMEA region, our organic net sales increased due to electronification and new model launches. Our growth in the Americas region resulted from market growth in South America.

  •
  Commercial transportation—Our organic net sales increased 18.5% in the first six months of fiscal 2017 due primarily to content gains and continued strength in the heavy truck market, particularly in China.

  •
  Sensors—Our organic net sales increased 1.2% in the first six months of fiscal 2017 as a result of growth in the industrial equipment and automotive markets, partially offset by declines in the data and devices market.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Operating income	$300	$289	$11	$643	$550	$93
Operating margin	17.1%	18.0%	(0.9)%	18.7%	17.7%	1.0%

        Operating income in the Transportation Solutions segment increased $11 million and $93 million in the second quarter and first six months of fiscal 2017, respectively, from the same periods of fiscal 2016. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Acquisition and integration costs	$—	$1	$1	$4
Restructuring and other charges, net	33	15	57	31

Total	$33	$16	$58	$35

        Excluding these items, operating income increased in the second quarter and first six months of fiscal 2017. The increases were due primarily to higher volume and lower material costs, partially offset by the negative impacts of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 31, 2017		March 25, 2016		March 31, 2017		March 25, 2016
	($ in millions)
Industrial equipment	$418	49%	$308	42%	$801	48%	$597	41%
Aerospace, defense, oil, and gas	268	31	273	37	520	32	525	36
Energy	167	20	157	21	327	20	325	23

Total	$853	100%	$738	100%	$1,648	100%	$1,447	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2017 versus Net Sales for the Quarter Ended March 25, 2016						Change in Net Sales for the Six Months Ended March 31, 2017 versus Net Sales for the Six Months Ended March 25, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Industrial equipment	$110	35.7%	$14	4.4%	$(8)	$104	$204	34.2%	$16	2.6%	$(10)	$198
Aerospace, defense, oil, and gas	(5)	(1.8)	(1)	(0.3)	(5)	1	(5)	(1.0)	1	0.2	(7)	1
Energy	10	6.4	11	7.0	(1)	—	2	0.6	6	1.9	(4)	—

Total	$115	15.6%	$24	3.3%	$(14)	$105	$201	13.9%	$23	1.6%	$(21)	$199

        Net sales in the Industrial Solutions segment increased $115 million, or 15.6%, in the second quarter of fiscal 2017 from the same period of fiscal 2016 primarily as a result of sales contributions from acquisitions of 14.2%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 4.4% in the second quarter of fiscal 2017 due primarily to growth in the factory automation and controls market and the medical market.

  •
  Aerospace, defense, oil, and gas—Our organic net sales were flat in the second quarter of fiscal 2017 as growth in the defense market was offset by sales declines in our commercial aerospace business and the impact of continued weakness in the oil and gas market.

  •
  Energy—Our organic net sales increased 7.0% in the second quarter of fiscal 2017 as a result of growth in the EMEA and Asia–Pacific regions, partially offset by weakness in the Americas region.

        In the first six months of fiscal 2017, net sales in the Industrial Solutions segment increased $201 million, or 13.9%, from the first six months of fiscal 2016 due primarily to sales contributions from acquisitions of 13.8%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 2.6% in the first six months of fiscal 2017 due primarily to growth in the factory automation and controls market and the medical market, partially offset by declines in the solar market.

  •
  Aerospace, defense, oil, and gas—Our organic net sales were flat in the first six months of fiscal 2017 as growth in the defense market was largely offset by the impact of continued weakness in the oil and gas market.

  •
  Energy—Our organic net sales increased 1.9% in the first six months of fiscal 2017 due primarily to growth in the Asia–Pacific region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Operating income	$86	$63	$23	$153	$129	$24
Operating margin	10.1%	8.5%	1.6%	9.3%	8.9%	0.4%

        Operating income in the Industrial Solutions segment increased $23 million and $24 million in the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$2	$3	$4
Charges associated with the amortization of acquisition related fair value adjustments	1	1	2	2

	3	3	5	6
Restructuring and other charges, net	19	18	40	27

Total	$22	$21	$45	$33

        Excluding these items, operating income increased in the second quarter and first six months of fiscal 2017. The increases were due primarily to higher volume resulting from acquisitions.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 31, 2017		March 25, 2016		March 31, 2017		March 25, 2016
	($ in millions)
Data and devices	$233	38%	$259	43%	$464	38%	$523	43%
Subsea communications	221	36	200	33	435	36	423	34
Appliances	165	26	147	24	313	26	277	23

Total	$619	100%	$606	100%	$1,212	100%	$1,223	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 31, 2017 versus Net Sales for the Quarter Ended March 25, 2016						Change in Net Sales for the Six Months Ended March 31, 2017 versus Net Sales for the Six Months Ended March 25, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture
	($ in millions)
Data and devices	$(26)	(10.0)%	$14	4.9%	$(6)	$(34)	$(59)	(11.3)%	$17	3.3%	$(6)	$(70)
Subsea communications	21	10.5	21	10.5	—	—	12	2.8	12	2.8	—	—
Appliances	18	12.2	21	14.1	(3)	—	36	13.0	42	14.2	(6)	—

Total	$13	2.1%	$56	9.2%	$(9)	$(34)	$(11)	(0.9)%	$71	5.8%	$(12)	$(70)

        In the second quarter of fiscal 2017, net sales in the Communications Solutions segment increased $13 million, or 2.1%, from the second quarter of fiscal 2016 due primarily to organic net sales growth of 9.2%, partially offset by sales declines resulting from a divestiture of 5.6%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 4.9% in the second quarter of fiscal 2017 due primarily to increased sales to cloud infrastructure customers, partially offset by sales declines resulting from weakness in the wireless market.

  •
  Subsea communications—Our organic net sales increased 10.5% in the second quarter of fiscal 2017 resulting from increased project activity.

  •
  Appliances—Our organic net sales increased 14.1% in the second quarter of fiscal 2017 due primarily to strong growth in the Asia–Pacific region resulting from increased market demand and share gains.

        Net sales in the Communications Solutions segment decreased $11 million, or 0.9%, in the first six months of fiscal 2017 as compared to the same period of fiscal 2016 due to sales declines resulting from a divestiture of 5.7% and the negative impact of foreign currency translation of 1.0%, partially offset by organic net sales growth of 5.8%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 3.3% in the first six months of fiscal 2017 primarily as a result of increased sales to cloud infrastructure customers, partially offset by sales declines resulting from weakness in the wireless market.

  •
  Subsea communications—Our organic net sales increased 2.8% in the first six months of fiscal 2017 due to increased project activity.

  •
  Appliances—Our organic net sales increased 14.2% in the first six months of fiscal 2017 due primarily to continued strength in the Asia–Pacific region resulting from increased market demand and share gains.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016	Increase (Decrease)	March 31, 2017	March 25, 2016	Increase (Decrease)
	($ in millions)
Operating income	$87	$183	$(96)	$163	$254	$(91)
Operating margin	14.1%	30.2%	(16.1)%	13.4%	20.8%	(7.4)%

        Operating income in the Communications Solutions segment decreased $96 million and $91 million in the second quarter and first six months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended			For the Six Months Ended
	March 31, 2017	March 25, 2016		March 31, 2017	March 25, 2016
	(in millions)
Restructuring and other charges (credits), net	$7	$(132)	(1)	$9	$(117)	(1)

(1)
Includes pre-tax gain of $146 million on the sale of our CPD business during the second quarter of fiscal 2016.

        Excluding these items, operating income increased in the second quarter and first six months of fiscal 2017 due primarily to higher volume, improved manufacturing productivity, and lower material costs, partially offset by the negative impact of price erosion.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $708 million of 6.55% senior notes due in October 2017. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program; to acquire strategic businesses or product lines; to pay dividends on our common shares; or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first six months of fiscal 2017, net cash provided by continuing operating activities increased $378 million to $925 million from $547 million in the first six months of fiscal 2016. The increase resulted primarily from higher income levels and a decrease in tax payments, partially offset by the impact of increased sales on accounts receivable levels.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2017 and 2016 was $177 million and $635 million, respectively. Payments made in the first six months of fiscal 2016 included a $443 million pre-payment to the Internal Revenue Service for tax deficiencies related to pre-separation U.S. tax matters. Also, during the first six months of fiscal 2016, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to indemnifications for pre-separation U.S. tax matters. See Note 7 to the Condensed Consolidated Financial Statements for information regarding the Tax Sharing Agreement associated with pre-separation tax matters.

Cash Flows from Investing Activities

        Capital spending was $289 million and $270 million in the first six months of fiscal 2017 and 2016, respectively. We expect fiscal 2017 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During the first six months of fiscal 2016, we received net cash proceeds of $261 million related to the sale of our CPD business.

Cash Flows from Financing Activities and Capitalization

        Total debt at March 31, 2017 and September 30, 2016 was $3,952 million and $4,070 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility expires in December 2020. TEGSA had no borrowings under the Credit Facility at March 31, 2017 and September 30, 2016.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 31, 2017, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $263 million and $245 million in the first six months of fiscal 2017 and 2016, respectively.

        In March 2017, our shareholders approved a dividend payment to shareholders of $1.60 (equivalent to CHF 1.62) per share, payable in four equal quarterly installments of $0.40 per share beginning in the third quarter of fiscal 2017 through the second quarter of fiscal 2018.

        We repurchased approximately 3 million of our common shares for $205 million and approximately 40 million of our common shares for $2,415 million under our share repurchase authorization during the first six months of fiscal 2017 and 2016, respectively. At March 31, 2017, we had $897 million of availability remaining under our share repurchase authorization.

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

        At March 31, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $269 million.

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no significant changes to this information during the first six months of fiscal 2017.

Accounting Pronouncements

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Non-GAAP Financial Measure

Organic Net Sales Growth

        We present organic net sales growth as we believe it is appropriate for investors to consider this adjusted financial measure in addition to results in accordance with GAAP. Organic net sales growth represents net sales growth (the most comparable GAAP financial measure) excluding the impact of foreign currency exchange rates, and acquisitions and divestitures that occurred in the preceding twelve months, if any. Organic net sales growth is a useful measure of our performance because it excludes items that are not completely under management's control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

        Organic net sales growth provides useful information about our results and the trends of our business. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP financial measures in its decision making processes related to the operations of our reportable segments and our overall company. It is also a significant component in our incentive compensation plans. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in "Results of Operations" and "Segment Results" provide reconciliations of organic net sales growth to net sales growth calculated in accordance with GAAP.

        Organic net sales growth is a non-GAAP financial measure and should not be considered a replacement for results in accordance with GAAP. This non-GAAP financial measure may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using organic net sales growth in combination with net sales growth in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first six months of fiscal 2017. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        During the quarter ended December 30, 2016, we determined that one of our manufacturing sites in France had discharged wastewater exceeding the limits in the site's discharge permits. The site ceased the discharges and voluntarily disclosed the matter to the applicable French authorities at the préfecture and the Grand Evreux inter-municipal body in January 2017. We agreed with the authorities to take corrective action to upgrade our wastewater systems at the plant. We do not expect to face monetary sanctions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2016–January 27, 2017	484,943	$69.77	483,100	$966,197,268
January 28–March 3, 2017	346,083	74.71	345,000	940,424,041
March 4–March 31, 2017	588,630	74.80	578,800	897,131,197

Total	1,419,656	$73.06	1,406,900

(1)
These columns include the following transactions which occurred during the quarter ended March 31, 2017:

(i)
the acquisition of 12,756 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 1,406,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
10.1		TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of March 8, 2017) (Incorporated by reference to Exhibit 10.1 to TE Connectivity Ltd.'s Current Report on Form 8-K, filed March 9, 2017)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 31, 2017, filed on April 26, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2017