Form 10-Q
period 2017-06-30
TE Connectivity Ltd.
filed 2017-07-26
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

        The number of common shares outstanding as of July 21, 2017 was 353,384,098.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions, except per share data)
Net sales	$3,367	$3,121	$9,657	$8,906
Cost of sales	2,229	2,099	6,346	5,977

Gross margin	1,138	1,022	3,311	2,929
Selling, general, and administrative expenses	412	367	1,196	1,074
Research, development, and engineering expenses	170	161	490	479
Acquisition and integration costs	1	11	5	19
Restructuring and other charges (credits), net	19	31	125	(28)

Operating income	536	452	1,495	1,385
Interest income	3	2	14	12
Interest expense	(32)	(31)	(95)	(93)
Other expense, net	(4)	(651)	(6)	(631)

Income (loss) from continuing operations before income taxes	503	(228)	1,408	673
Income tax (expense) benefit	(71)	1,019	(164)	831

Income from continuing operations	432	791	1,244	1,504
Income from discontinued operations, net of income taxes	3	48	5	68

Net income	$435	$839	$1,249	$1,572

Basic earnings per share:
Income from continuing operations	$1.22	$2.22	$3.50	$4.08
Income from discontinued operations	0.01	0.13	0.01	0.18
Net income	1.23	2.35	3.52	4.26
Diluted earnings per share:
Income from continuing operations	$1.21	$2.19	$3.47	$4.03
Income from discontinued operations	0.01	0.13	0.01	0.18
Net income	1.22	2.32	3.48	4.21
Dividends paid per common share	$0.40	$0.37	$1.14	$1.03
Weighted-average number of shares outstanding:
Basic	355	357	355	369
Diluted	358	361	359	373

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Net income.	$435	$839	$1,249	$1,572
Other comprehensive income (loss):
Currency translation	77	8	(25)	(84)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	13	12	38	26
Gains (losses) on cash flow hedges, net of income taxes	(12)	54	23	56

Other comprehensive income (loss)	78	74	36	(2)

Comprehensive income.	$513	$913	$1,285	$1,570

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	September 30, 2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$755	$647
Accounts receivable, net of allowance for doubtful accounts of $20 and $17, respectively	2,271	2,046
Inventories	1,787	1,596
Prepaid expenses and other current assets	541	486

Total current assets	5,354	4,775
Property, plant, and equipment, net	3,165	3,052
Goodwill	5,516	5,492
Intangible assets, net	1,790	1,879
Deferred income taxes	2,287	2,111
Other assets	408	299

Total Assets	$18,520	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$878	$331
Accounts payable	1,309	1,090
Accrued and other current liabilities	1,623	1,437
Deferred revenue	62	208

Total current liabilities	3,872	3,066
Long-term debt	3,113	3,739
Long-term pension and postretirement liabilities	1,494	1,502
Deferred income taxes	197	207
Income taxes	283	247
Other liabilities	420	362

Total Liabilities	9,379	9,123

Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued, and 382,835,381 shares authorized and issued, respectively	157	168
Contributed surplus	—	1,801
Accumulated earnings	9,747	8,682
Treasury shares, at cost, 3,380,507 and 27,554,005 shares, respectively	(257)	(1,624)
Accumulated other comprehensive loss	(506)	(542)

Total Shareholders' Equity	9,141	8,485

Total Liabilities and Shareholders' Equity	$18,520	$17,608

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	1,249	—	1,249
Other comprehensive income	—	—	—	—	—	—	36	36
Share-based compensation expense	—	—	—	—	73	—	—	73
Dividends approved	—	—	—	—	(566)	—	—	(566)
Exercise of share options	—	—	3	86	—	—	—	86
Restricted share award vestings and other activity	—	—	1	155	(156)	—	—	(1)
Repurchase of common shares	—	—	(5)	(386)	—	—	—	(386)
Cancellation of treasury shares	(26)	(11)	26	1,512	(1,152)	(349)	—	—

Balance at June 30, 2017	357	$157	(3)	$(257)	$—	$9,747	$(506)	$9,141

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585
Net income	—	—	—	—	—	1,572	—	1,572
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Share-based compensation expense	—	—	—	—	67	—	—	67
Dividends approved	—	—	—	—	(514)	—	—	(514)
Exercise of share options	—	—	2	77	—	—	—	77
Restricted share award vestings and other activity	—	—	2	128	(134)	—	—	(6)
Repurchase of common shares	—	—	(41)	(2,514)	—	—	—	(2,514)
Cancellation of treasury shares	(31)	(14)	31	2,006	(1,992)	—	—	—

Balance at June 24, 2016	383	$168	(26)	$(1,559)	$1,786	$8,245	$(375)	$8,265

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2017	June 24, 2016
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,249	$1,572
Income from discontinued operations, net of income taxes	(5)	(68)

Income from continuing operations	1,244	1,504
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	469	438
Deferred income taxes	(146)	162
Provision for losses on accounts receivable and inventories	15	27
Tax sharing expense	6	632
Share-based compensation expense	73	66
Gain on divestiture	—	(143)
Other	17	84
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(260)	15
Inventories	(195)	(2)
Prepaid expenses and other current assets	(6)	302
Accounts payable	217	(4)
Accrued and other current liabilities	56	(68)
Deferred revenue	(150)	(22)
Income taxes	54	(1,735)
Other	55	6

Net cash provided by continuing operating activities	1,449	1,262
Net cash provided by (used in) discontinued operating activities	(1)	1

Net cash provided by operating activities	1,448	1,263

Cash Flows From Investing Activities:
Capital expenditures	(452)	(420)
Proceeds from sale of property, plant, and equipment	12	3
Acquisition of businesses, net of cash acquired	(77)	(994)
Proceeds from divestiture of business, net of cash retained by sold business	4	326
Other	(25)	28

Net cash used in investing activities	(538)	(1,057)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(162)	300
Proceeds from issuance of debt	89	350
Repayment of debt	—	(500)
Proceeds from exercise of share options	86	77
Repurchase of common shares	(376)	(2,657)
Payment of common share dividends to shareholders	(405)	(377)
Other	(24)	(29)

Net cash used in continuing financing activities	(792)	(2,836)
Net cash provided by (used in) discontinued financing activities	1	(1)

Net cash used in financing activities	(791)	(2,837)

Effect of currency translation on cash	(11)	(4)
Net increase (decrease) in cash and cash equivalents	108	(2,635)
Cash and cash equivalents at beginning of period	647	3,329

Cash and cash equivalents at end of period	$755	$694

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

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2017 and fiscal 2016 are to our fiscal years ending September 29, 2017 and ended September 30, 2016, respectively.

  Recently Issued Accounting Pronouncement

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which created new Accounting Standards Codification ("ASC") topic 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us in the first quarter of fiscal 2019 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606 and intend to use a modified retrospective approach. Based on the initial evaluation of our current contracts and revenue streams, we do not expect that adoption will have a material impact on our results of operations or financial position. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2019.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net

        Net restructuring and other charges (credits) consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Restructuring charges, net	$19	$25	$124	$86
(Gain) loss on divestiture	—	3	—	(143)
Other charges	—	3	1	29

	$19	$31	$125	$(28)

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Transportation Solutions	$3	$20	$60	$39
Industrial Solutions	14	1	53	24
Communications Solutions	2	4	11	23

Restructuring charges, net	$19	$25	$124	$86

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

        Activity in our restructuring reserves during the nine months ended June 30, 2017 is summarized as follows:

	Balance at September 30, 2016	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at June 30, 2017
	(in millions)
Fiscal 2017 Actions:
Employee severance	$—	$104	$(1)	$(21)	$—	$3	$85
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	14	—	—	(14)	—	—

Total	—	120	(1)	(22)	(14)	3	86

Fiscal 2016 Actions:
Employee severance	54	8	(1)	(24)	—	—	37
Facility and other exit costs	—	2	—	(2)	—	—	—

Total	54	10	(1)	(26)	—	—	37

Pre-Fiscal 2016 Actions:
Employee severance	25	—	(4)	(6)	—	—	15
Facility and other exit costs	12	—	—	(3)	—	—	9

Total	37	—	(4)	(9)	—	—	24

Total Activity	$91	$130	$(6)	$(57)	$(14)	$3	$147

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during the nine months ended June 30, 2017, we recorded net restructuring charges of $119 million. We expect to complete all restructuring actions commenced during the nine months ended June 30, 2017 by the end of fiscal 2018 and to incur total charges of approximately $130 million with remaining charges primarily related to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2017 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$63	$59	$4
Industrial Solutions	57	52	5
Communications Solutions	10	8	2

Total	$130	$119	$11

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during the nine months ended June 30, 2017 and June 24, 2016, we recorded net restructuring charges of $9 million and $87 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $165 million with remaining charges related primarily to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$43	$40	$3
Industrial Solutions	30	29	1
Communications Solutions	92	70	22

Total	$165	$139	$26

  Pre-Fiscal 2016 Actions

        Prior to fiscal 2016, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. During the nine months ended June 30, 2017 and June 24, 2016, we recorded net restructuring credits of $4 million and $1 million, respectively, related to pre-fiscal 2016 actions. We do not expect to incur any additional charges related to pre-fiscal 2016 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 30, 2017	September 30, 2016
	(in millions)
Accrued and other current liabilities	$127	$64
Other liabilities	20	27

Restructuring reserves	$147	$91

Gain on Divestiture

        During the quarter ended March 25, 2016, we sold our Circuit Protection Devices ("CPD") business for net cash proceeds of $326 million, subject to working capital adjustments. We recognized a pre-tax gain of $143 million on the transaction during the nine months ended June 24, 2016. The CPD business was reported in our Communications Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges (Credits), Net (Continued)

Other Charges

        During the nine months ended June 24, 2016, we incurred charges of $15 million related to the write-off of certain investments and costs of $14 million associated with the divestiture of certain businesses.

3. Discontinued Operations

        Income from discontinued operations for the quarter ended June 24, 2016 included pre-tax credits of $30 million recorded in connection with the settlement of the Com-Net case related to our former Wireless Systems business which was sold in fiscal 2009.

        During fiscal 2015, we sold our Broadband Network Solutions ("BNS") business and recognized a pre-tax gain of $1.1 billion on the transaction. During the nine months ended June 24, 2016, we recognized an additional pre-tax gain of $21 million on the divestiture, related primarily to pension and net working capital adjustments.

        The Wireless Systems and BNS businesses met the discontinued operations criteria and were reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the Wireless Systems and BNS businesses were included in the former Wireless Systems and Network Solutions segments, respectively.

4. Acquisitions

        During the quarter ended June 30, 2017, we acquired MicroGroup, a manufacturer of specialized metal tubing for medical devices, for a cash purchase price of $77 million, net of cash acquired. This business will be reported as part of our Industrial Solutions segment.

        During the nine months ended June 24, 2016, we acquired three businesses, including the Creganna Medical group. The following unaudited pro forma financial information reflects our consolidated results of operations had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015:

	Pro Forma for the Quarter Ended June 24, 2016	Pro Forma for the Nine Months Ended June 24, 2016
	(in millions, except per share data)
Net sales	$3,128	$9,065
Net income	839	1,584
Diluted earnings per share	$2.32	$4.25

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

either future results of operations or results that might have been achieved had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015.

5. Inventories

        Inventories consisted of the following:

	June 30, 2017	September 30, 2016
	(in millions)
Raw materials	$281	$241
Work in progress	563	504
Finished goods	791	669
Inventoried costs on long-term contracts	152	182

Inventories	$1,787	$1,596

6. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 30, 2016(1)	$1,903	$3,005	$584	$5,492
Currency translation and other(2)	6	15	3	24

June 30, 2017(1)	$1,909	$3,020	$587	$5,516

(1)
At June 30, 2017 and September 30, 2016, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

(2)
Includes $50 million of goodwill recognized in connection with the acquisition of MicroGroup and a reduction of goodwill of $33 million associated with adjustments made to the purchase price allocation of certain fiscal 2016 acquisitions primarily within the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 30, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,363	$(276)	$1,087	$1,332	$(212)	$1,120
Intellectual property	1,233	(551)	682	1,300	(563)	737
Other	36	(15)	21	36	(14)	22

Total	$2,632	$(842)	$1,790	$2,668	$(789)	$1,879

        Intangible asset amortization expense was $43 million and $40 million for the quarters ended June 30, 2017 and June 24, 2016, respectively, and $126 million and $108 million for the nine months ended June 30, 2017 and June 24, 2016, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2017	$44
Fiscal 2018	176
Fiscal 2019	174
Fiscal 2020	166
Fiscal 2021	163
Fiscal 2022	162
Thereafter	905

Total	$1,790

8. Debt

        During the nine months ended June 30, 2017, we reclassified $708 million of 6.55% senior notes due 2017 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

        As of June 30, 2017, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, had $168 million of commercial paper outstanding at a weighted-average interest rate of 1.40%. TEGSA had $330 million of commercial paper outstanding at a weighted-average interest rate of 0.69% at September 30, 2016.

        The fair value of our debt, based on indicative valuations, was approximately $4,242 million and $4,424 million at June 30, 2017 and September 30, 2016, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 30, 2017, we concluded that it was probable that we would incur remedial costs in the range of $16 million to $43 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At June 30, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $285 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not materially affect our results of operations, financial position, or cash flows.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $52 million and $48 million at June 30, 2017 and September 30, 2016, respectively.

  Tax Sharing Agreement

        As previously reported, under a Tax Sharing Agreement, we, Tyco International plc ("Tyco International"), and Covidien plc ("Covidien") share 31%, 27%, and 42%, respectively, of income tax

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Commitments and Contingencies (Continued)

liabilities that arise from adjustments made by tax authorities to the collective income tax returns for certain of our, Tyco International's, and Covidien's income tax liabilities for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all U.S. federal income tax matters with the Internal Revenue Service ("IRS") for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows.

10. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,762 million and $3,480 million at June 30, 2017 and September 30, 2016, respectively. The impacts of our hedging program were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Foreign exchange gains (losses)	$(129)	$5	$15	$6

These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting foreign exchange losses and gains attributable to the translation of the net investment.

11. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Service cost	$3	$3	$13	$11
Interest cost	11	12	9	13
Expected return on plan assets	(13)	(15)	(18)	(17)
Amortization of net actuarial loss	10	10	11	9
Amortization of prior service credit	—	—	(2)	(1)

Net periodic pension benefit cost	$11	$10	$13	$15

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Retirement Plans (Continued)

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Service cost	$9	$7	$39	$35
Interest cost	33	37	27	40
Expected return on plan assets	(40)	(44)	(53)	(52)
Amortization of net actuarial loss	30	30	32	27
Amortization of prior service credit	—	—	(5)	(4)

Net periodic pension benefit cost	$32	$30	$40	$46

        During the nine months ended June 30, 2017, we contributed $30 million to our non-U.S. pension plans.

12. Income Taxes

        During the quarter and nine months ended June 30, 2017, we recorded income tax expense of $71 million and $164 million, respectively. The income tax expense for the quarter and nine months ended June 30, 2017 included a $14 million income tax benefit associated with pre-separation tax matters. The income tax expense for the nine months ended June 30, 2017 also included a $52 million income tax benefit associated with the tax impacts of certain intercompany transactions and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards, as well as a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions.

        During the quarter and nine months ended June 24, 2016, we recorded an income tax benefit of $1,019 million and $831 million, respectively. These income tax benefits included a $1,135 million income tax benefit related to the effective settlement of pre-separation tax matters for the years 1997 through 2000 which resolved all aspects of a disputed debt matter with the IRS through the year 2007, partially offset by a $91 million increase to the valuation allowance for deferred tax assets primarily related to certain U.S. federal and state tax loss and credit carryforwards. Based on our forecast of taxable income for certain U.S. tax reporting groups, U.S. tax loss and credit carryforwards finalized as a result of settlement of the disputed debt matter with the IRS, and certain tax planning actions and strategies, we believed it was more likely than not that a portion of our deferred tax assets would not be realized. Additionally, the income tax benefits recorded during the quarter and nine months ended June 24, 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings.

        During the nine months ended June 24, 2016, we made a payment to the IRS of $443 million for tax deficiencies associated with the disputed debt matter discussed above. Concurrent with remitting this payment, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to indemnifications for pre-separation U.S. tax matters.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Income Taxes (Continued)

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of June 30, 2017 and September 30, 2016, we had $57 million and $54 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the nine months ended June 30, 2017, we recognized income tax benefits of $7 million related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $50 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 30, 2017.

13. Other Expense, Net

        During the quarters and nine months ended June 30, 2017 and June 24, 2016, we recorded net other expense primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. Net other expense of $651 million and $631 million, recorded during the quarter and nine months ended June 24, 2016, respectively, included $604 million related to the effective settlement of pre-separation tax matters for the years 1997 through 2000 which resolved all aspects of a disputed debt matter with the IRS through the year 2007 and $46 million related to a tax settlement in another jurisdiction. See Notes 9 and 12 for further information regarding the Tax Sharing Agreement and the settlement with the IRS, respectively.

14. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Basic	355	357	355	369
Dilutive impact of share-based compensation arrangements	3	4	4	4

Diluted	358	361	359	373

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Earnings Per Share (Continued)

        The following share options were not included in the computation of diluted earnings per share because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Antidilutive share options	—	3	1	3

15. Equity

  Common Shares Held in Treasury

        In March 2017, our shareholders approved the cancellation of 26 million shares purchased under our share repurchase program during the period from December 11, 2015 to September 30, 2016. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2017.

  Contributed Surplus

        During the nine months ended June 30, 2017, cumulative equity transactions, including dividend activity and treasury share cancellations, have reduced our contributed surplus balance to zero with residual activity recorded against accumulated earnings as reflected on the Condensed Consolidated Statement of Shareholders' Equity. To the extent that the contributed surplus balance continues to be zero, the impact of future transactions that normally would have been recorded as a reduction of contributed surplus will be recorded in accumulated earnings.

        As previously disclosed, contributed surplus established for Swiss tax and statutory purposes, which we can distribute free from withholding tax and is updated annually, was CHF 7,878 million (equivalent to $6,992 million) at September 30, 2016 and is not impacted by our GAAP treatment.

  Dividends

        In March 2017, our shareholders approved a dividend payment to shareholders of $1.60 (equivalent to CHF 1.62) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2017 through the second quarter of fiscal 2018. We paid the first installment of the dividend at a rate of $0.40 per share in the quarter ended June 30, 2017.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At June 30, 2017 and September 30, 2016, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $424 million and $263 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Equity (Continued)

  Share Repurchase Program

        Common shares repurchased under the share repurchase program were as follows:

	For the Nine Months Ended
	June 30, 2017	June 24, 2016
	(in millions)
Number of common shares repurchased	5	41
Repurchase value	$386	$2,514

        At June 30, 2017, we had $716 million of availability remaining under our share repurchase authorization.

16. Share Plans

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Share-based compensation expense	$26	$23	$73	$66

        As of June 30, 2017, there was $154 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.0 years.

        During the quarter ended December 30, 2016, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	2.1	$12.79
Restricted share awards	0.7	66.74
Performance share awards	0.3	66.74

        In March 2017, our shareholders approved an increase of 10 million shares in the number of shares available for awards under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the "2017 Plan"). As of June 30, 2017, we had 23 million shares available for issuance under our stock and incentive plans, of which the 2017 Plan was the primary plan.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Share Plans (Continued)

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	24%
Risk free interest rate	1.9%
Expected annual dividend per share	$1.48
Expected life of options (in years)	5.6

17. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Transportation Solutions	$1,765	$1,652	$5,195	$4,767
Industrial Solutions	905	849	2,553	2,296
Communications Solutions	697	620	1,909	1,843

Total(1)	$3,367	$3,121	$9,657	$8,906

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Transportation Solutions	$328	$297	$971	$847
Industrial Solutions	98	95	251	224
Communications Solutions	110	60	273	314	(1)

Total	$536	$452	$1,495	$1,385

(1)
Includes pre-tax gain of $143 million on the sale of our CPD business during the nine months ended June 24, 2016.

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,367	$—	$3,367
Cost of sales	—	—	2,229	—	2,229

Gross margin	—	—	1,138	—	1,138
Selling, general, and administrative expenses, net	68	18	326	—	412
Research, development, and engineering expenses	—	—	170	—	170
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(68)	(18)	622	—	536
Interest income	—	—	3	—	3
Interest expense	—	(32)	—	—	(32)
Other expense, net	—	—	(4)	—	(4)
Equity in net income of subsidiaries	507	530	—	(1,037)	—
Equity in net income of subsidiaries of discontinued operations	3	4	—	(7)	—
Intercompany interest income (expense), net	(7)	27	(20)	—	—

Income from continuing operations before income taxes	435	511	601	(1,044)	503
Income tax expense	—	—	(71)	—	(71)

Income from continuing operations	435	511	530	(1,044)	432
Income (loss) from discontinued operations, net of income taxes	—	(1)	4	—	3

Net income	435	510	534	(1,044)	435
Other comprehensive income	78	78	83	(161)	78

Comprehensive income	$513	$588	$617	$(1,205)	$513

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,121	$—	$3,121
Cost of sales	—	—	2,099	—	2,099

Gross margin	—	—	1,022	—	1,022
Selling, general, and administrative expenses, net	50	(2)	319	—	367
Research, development, and engineering expenses	—	—	161	—	161
Acquisition and integration costs	1	—	10	—	11
Restructuring and other charges (credits), net	2	(1)	30	—	31

Operating income (loss)	(53)	3	502	—	452
Interest income	—	—	2	—	2
Interest expense	—	(31)	—	—	(31)
Other expense, net	—	—	(651)	—	(651)
Equity in net income of subsidiaries	852	847	—	(1,699)	—
Equity in net income of subsidiaries of discontinued operations	47	47	—	(94)	—
Intercompany interest income (expense), net	(8)	33	(25)	—	—

Income (loss) from continuing operations before income taxes	838	899	(172)	(1,793)	(228)
Income tax benefit	—	—	1,019	—	1,019

Income from continuing operations	838	899	847	(1,793)	791
Income from discontinued operations, net of income taxes	1	—	47	—	48

Net income	839	899	894	(1,793)	839
Other comprehensive income	74	74	33	(107)	74

Comprehensive income	$913	$973	$927	$(1,900)	$913

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,657	$—	$9,657
Cost of sales	—	—	6,346	—	6,346

Gross margin	—	—	3,311	—	3,311
Selling, general, and administrative expenses, net	144	(52)	1,104	—	1,196
Research, development, and engineering expenses	—	—	490	—	490
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	125	—	125

Operating income (loss)	(144)	52	1,587	—	1,495
Interest income	—	—	14	—	14
Interest expense	—	(95)	—	—	(95)
Other expense, net	—	—	(6)	—	(6)
Equity in net income of subsidiaries	1,409	1,369	—	(2,778)	—
Equity in net income of subsidiaries of discontinued operations	5	18	—	(23)	—
Intercompany interest income (expense), net	(21)	83	(62)	—	—

Income from continuing operations before income taxes	1,249	1,427	1,533	(2,801)	1,408
Income tax expense	—	—	(164)	—	(164)

Income from continuing operations	1,249	1,427	1,369	(2,801)	1,244
Income (loss) from discontinued operations, net of income taxes(1)	—	(13)	18	—	5

Net income	1,249	1,414	1,387	(2,801)	1,249
Other comprehensive income	36	36	14	(50)	36

Comprehensive income	$1,285	$1,450	$1,401	$(2,851)	$1,285

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$8,906	$—	$8,906
Cost of sales	—	—	5,977	—	5,977

Gross margin	—	—	2,929	—	2,929
Selling, general, and administrative expenses, net	135	35	904	—	1,074
Research, development, and engineering expenses	—	—	479	—	479
Acquisition and integration costs	1	—	18	—	19
Restructuring and other charges (credits), net	2	(1)	(29)	—	(28)

Operating income (loss)	(138)	(34)	1,557	—	1,385
Interest income	—	—	12	—	12
Interest expense	—	(92)	(1)	—	(93)
Other expense, net	—	—	(631)	—	(631)
Equity in net income of subsidiaries	1,658	1,724	—	(3,382)	—
Equity in net income of subsidiaries of discontinued operations	67	183	—	(250)	—
Intercompany interest income (expense), net	(16)	60	(44)	—	—

Income from continuing operations before income taxes	1,571	1,841	893	(3,632)	673
Income tax benefit	—	—	831	—	831

Income from continuing operations	1,571	1,841	1,724	(3,632)	1,504
Income (loss) from discontinued operations, net of income taxes(1)	1	(116)	183	—	68

Net income	1,572	1,725	1,907	(3,632)	1,572
Other comprehensive loss	(2)	(2)	(24)	26	(2)

Comprehensive income	$1,570	$1,723	$1,883	$(3,606)	$1,570

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$755	$—	$755
Accounts receivable, net	—	—	2,271	—	2,271
Inventories	—	—	1,787	—	1,787
Intercompany receivables	33	1,795	38	(1,866)	—
Prepaid expenses and other current assets	2	62	477	—	541

Total current assets	35	1,857	5,328	(1,866)	5,354
Property, plant, and equipment, net	—	—	3,165	—	3,165
Goodwill	—	—	5,516	—	5,516
Intangible assets, net	—	—	1,790	—	1,790
Deferred income taxes	—	—	2,287	—	2,287
Investment in subsidiaries	11,376	20,584	—	(31,960)	—
Intercompany loans receivable	1	4,092	11,088	(15,181)	—
Other assets	—	7	401	—	408

Total Assets	$11,412	$26,540	$29,575	$(49,007)	$18,520

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$877	$1	$—	$878
Accounts payable	3	—	1,306	—	1,309
Accrued and other current liabilities	435	47	1,141	—	1,623
Deferred revenue	—	—	62	—	62
Intercompany payables	1,833	—	33	(1,866)	—

Total current liabilities	2,271	924	2,543	(1,866)	3,872
Long-term debt	—	3,111	2	—	3,113
Intercompany loans payable	—	11,088	4,093	(15,181)	—
Long-term pension and postretirement liabilities	—	—	1,494	—	1,494
Deferred income taxes	—	—	197	—	197
Income taxes	—	—	283	—	283
Other liabilities	—	41	379	—	420

Total Liabilities	2,271	15,164	8,991	(17,047)	9,379

Total Shareholders' Equity	9,141	11,376	20,584	(31,960)	9,141

Total Liabilities and Shareholders' Equity	$11,412	$26,540	$29,575	$(49,007)	$18,520

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(159)	$(58)	$1,666	$—	$1,449
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(159)	(58)	1,665	—	1,448

Cash Flows From Investing Activities:
Capital expenditures	—	—	(452)	—	(452)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Acquisition of business, net of cash acquired	—	—	(77)	—	(77)
Proceeds from divestiture of business, net of cash retained by sold business	—	—	4	—	4
Change in intercompany loans	—	16	—	(16)	—
Other	—	(8)	(13)	(4)	(25)

Net cash provided by (used in) investing activities	—	8	(526)	(20)	(538)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	67	123	(190)	—	—
Net decrease in commercial paper	—	(162)	—	—	(162)
Proceeds from issuance of debt	—	89	—	—	89
Proceeds from exercise of share options	—	—	86	—	86
Repurchase of common shares	—	—	(376)	—	(376)
Payment of common share dividends to shareholders	(407)	—	2	—	(405)
Loan activity with parent	499	—	(515)	16	—
Other	—	—	(28)	4	(24)

Net cash provided by (used in) continuing financing activities	159	50	(1,021)	20	(792)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	159	50	(1,020)	20	(791)

Effect of currency translation on cash	—	—	(11)	—	(11)
Net increase in cash and cash equivalents	—	—	108	—	108
Cash and cash equivalents at beginning of period	—	—	647	—	647

Cash and cash equivalents at end of period	$—	$—	$755	$—	$755

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 24, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(175)	$87	$1,529	$(179)	$1,262
Net cash provided by discontinued operating activities	—	—	1	—	1

Net cash provided by (used in) operating activities	(175)	87	1,530	(179)	1,263

Cash Flows From Investing Activities:
Capital expenditures	—	—	(420)	—	(420)
Proceeds from sale of property, plant, and equipment	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(994)	—	(994)
Proceeds from divestiture of business, net of cash retained by sold business	—	199	127	—	326
Change in intercompany loans	—	(470)	—	470	—
Other(2)	—	(135)	163	—	28

Net cash used in investing activities	—	(406)	(1,121)	470	(1,057)

Cash Flows From Financing Activities:
Changes in parent company equity(3)	380	174	(554)	—	—
Net increase in commercial paper	—	300	—	—	300
Proceeds from issuance of debt	—	349	1	—	350
Repayment of debt	—	(500)	—	—	(500)
Proceeds from exercise of share options	—	—	77	—	77
Repurchase of common shares	(2,657)	—	—	—	(2,657)
Payment of common share dividends to shareholders	(381)	—	4	—	(377)
Loan activity with parent	2,833	—	(2,363)	(470)	—
Intercompany distributions(1)	—	—	(179)	179	—
Other	—	(4)	(25)	—	(29)

Net cash provided by (used in) continuing financing activities	175	319	(3,039)	(291)	(2,836)
Net cash used in discontinued financing activities	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	175	319	(3,040)	(291)	(2,837)

Effect of currency translation on cash	—	—	(4)	—	(4)
Net decrease in cash and cash equivalents	—	—	(2,635)	—	(2,635)
Cash and cash equivalents at beginning of period	—	—	3,329	—	3,329

Cash and cash equivalents at end of period	$—	$—	$694	$—	$694

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

        Highlights for the third quarter and first nine months of fiscal 2017 include the following:

  •
  Our net sales increased 7.9% and 8.4% in the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016 as a result of sales growth in all segments. On an organic basis, our net sales increased 8.3% and 7.7% during the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. Price erosion adversely affected organic net sales by $54 million and $164 million in the third quarter and first nine months of fiscal 2017, respectively. Foreign currency exchange rates negatively impacted net sales by $51 million and $124 million in the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 6.8% and 9.0% in the third quarter and first nine months of fiscal 2017, respectively, as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 6.6% and 11.2% during the third quarter and first nine months of fiscal 2017, respectively, due primarily to increased sales in the industrial equipment end market where we benefitted from sales contributions from recent acquisitions.

  •
  Communications Solutions—Our net sales increased 12.4% and 3.6% in the third quarter and first nine months of fiscal 2017, respectively, due primarily to increased sales in the subsea communications and appliances end markets. Our net sales declined in the data and devices end market in the first nine months of fiscal 2017 as a result of the divestiture of our Circuit Protection Devices ("CPD") business in fiscal 2016.

  •
  Net cash provided by continuing operating activities was $1,449 million in the first nine months of fiscal 2017.

Outlook

        In the fourth quarter of fiscal 2017, we expect net sales to be between $3.2 billion and $3.3 billion as compared to $3.3 billion in the same period of fiscal 2016, due primarily to sales declines in the Transportation Solutions and Communications Solutions segments relative to the fourth quarter of fiscal 2016. The fourth quarter of fiscal 2016 included an additional week which contributed $238 million in net sales and $0.13 per share to diluted earnings per share. Additional information regarding expectations for our reportable segments for the fourth quarter of fiscal 2017 as compared to the same period of fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales to decrease in the automotive end market due to the impact of the additional week in fiscal 2016. Our net sales in the sensors and commercial transportation end markets are expected to be consistent with prior year sales. Excluding the impact of the additional week, we expect our net sales to increase in all end markets with our net sales growth in the automotive end market outpacing anticipated global automotive production growth of 1%. The additional week in fiscal 2016 contributed $130 million in net sales.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions and continued growth in the factory automation and controls and the medical markets. This increase is expected to be offset by sales declines in the energy and the aerospace, defense, oil, and gas end markets. Excluding the impact of the additional week, we expect our net sales to increase in the industrial equipment and the aerospace, defense, oil, and gas end markets. The additional week contributed $65 million in net sales in fiscal 2016.

  •
  Communications Solutions—We expect our net sales in the subsea communications end market to be consistent with the prior year sales. Our net sales in the data and devices and the appliances end markets are expected to decrease relative to the fourth quarter of fiscal 2016. Excluding the impact of the additional week, we expect our net sales to increase in all end markets. The additional week in fiscal 2016 contributed $43 million in net sales.

We expect diluted earnings per share from continuing operations to be in the range of $1.07 to $1.09 per share in the fourth quarter of fiscal 2017.

        For fiscal 2017, we expect net sales to be between $12.85 billion and $12.95 billion, an increase from $12.2 billion in fiscal 2016 which included the additional week discussed above. This increase is attributable to sales growth in all segments. Additional information regarding expectations for our reportable segments for fiscal 2017 compared to fiscal 2016 is as follows:

  •
  Transportation Solutions—We expect our net sales growth in the automotive end market to exceed anticipated global automotive production growth of approximately 3% with the benefits of increased content per vehicle and market share gains being partially offset by the impact of the additional week in fiscal 2016. We continue to expect our net sales to increase in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to recent acquisitions and continued growth in the factory automation and controls and the medical markets.

  •
  Communications Solutions—We expect our net sales growth in the subsea communications and the appliances end markets to be partially offset by sales declines in the data and devices end market due primarily to the divestiture of our CPD business.

We expect diluted earnings per share from continuing operations to be in the range of $4.54 to $4.56 per share in fiscal 2017. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $124 million and $0.07 per share, respectively, in fiscal 2017 as compared to fiscal 2016.

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

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Nine Months Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
	($ in millions)
Transportation Solutions	$1,765	52%	$1,652	53%	$5,195	54%	$4,767	53%
Industrial Solutions	905	27	849	27	2,553	26	2,296	26
Communications Solutions	697	21	620	20	1,909	20	1,843	21

Total	$3,367	100%	$3,121	100%	$9,657	100%	$8,906	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 30, 2017 versus Net Sales for the Quarter Ended June 24, 2016						Change in Net Sales for the Nine Months Ended June 30, 2017 versus Net Sales for the Nine Months Ended June 24, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Transportation Solutions	$113	6.8%	$134	8.1%	$(30)	$9	$428	9.0%	$467	9.8%	$(69)	$30
Industrial Solutions	56	6.6	42	4.9	(14)	28	257	11.2	64	2.8	(34)	227
Communications Solutions	77	12.4	84	13.5	(7)	—	66	3.6	157	8.5	(21)	(70)

Total	$246	7.9%	$260	8.3%	$(51)	$37	$751	8.4%	$688	7.7%	$(124)	$187

        See discussion of net sales below under "Segment Results."

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

        Approximately 55% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2017.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Nine Months Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
	($ in millions)
Americas	$1,171	34%	$1,071	34%	$3,246	34%	$3,034	34%
EMEA	1,134	34	1,071	34	3,204	33	3,030	34
Asia–Pacific	1,062	32	979	32	3,207	33	2,842	32

Total	$3,367	100%	$3,121	100%	$9,657	100%	$8,906	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 30, 2017 versus Net Sales for the Quarter Ended June 24, 2016						Change in Net Sales for the Nine Months Ended June 30, 2017 versus Net Sales for the Nine Months Ended June 24, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Americas	$100	9.3%	$94	8.8%	$1	$5	$212	7.0%	$121	4.0%	$3	$88
EMEA	63	5.9	62	5.6	(30)	31	174	5.7	112	3.7	(80)	142
Asia–Pacific	83	8.5	104	10.6	(22)	1	365	12.8	455	16.0	(47)	(43)

Total	$246	7.9%	$260	8.3%	$(51)	$37	$751	8.4%	$688	7.7%	$(124)	$187

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase (Decrease)	June 30, 2017	June 24, 2016	Increase (Decrease)
	($ in millions)
Cost of sales	$2,229	$2,099	$130	$6,346	$5,977	$369
As a percentage of net sales	66.2%	67.3%	(1.1)%	65.7%	67.1%	(1.4)%
Gross margin	$1,138	$1,022	$116	$3,311	$2,929	$382
As a percentage of net sales	33.8%	32.7%	1.1%	34.3%	32.9%	1.4%

        Gross margin increased $116 million and $382 million in the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The increases were due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 190 million pounds of copper, 120,000 troy ounces of gold, and 2.5 million troy ounces of silver in fiscal 2017. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Copper	Lb.	$2.40	$2.36	$2.36	$2.56
Gold	Troy oz.	1,237	1,198	1,218	1,204
Silver	Troy oz.	17.12	15.75	16.62	15.92

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase (Decrease)	June 30, 2017	June 24, 2016	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$412	$367	$45	$1,196	$1,074	$122
As a percentage of net sales	12.2%	11.8%	0.4%	12.4%	12.1%	0.3%
Research, development, and engineering expenses	$170	$161	$9	$490	$479	$11
Acquisition and integration costs	$1	$11	$(10)	$5	$19	$(14)
Restructuring and other charges (credits), net	$19	$31	$(12)	$125	$(28)	$153

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $45 million and $122 million in the third quarter and first nine months of fiscal 2017, respectively, from the same periods in fiscal 2016. The increases resulted primarily from increased selling expenses to support higher sales levels, increased incentive compensation costs, increased costs associated with long-term expense reduction initiatives, and additional expenses associated with recent acquisitions.

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

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment.

        In connection with these initiatives, during the first nine months of fiscal 2017, we incurred net restructuring charges of $124 million. Annualized cost savings related to the fiscal 2017 actions are expected to be approximately $145 million and are generally expected to be realized by the end of fiscal 2019. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2017, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $90 million in fiscal 2017.

        During the first nine months of fiscal 2016, we recognized a pre-tax gain of $143 million on the sale of our CPD business.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges (credits).

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase	June 30, 2017	June 24, 2016	Increase (Decrease)
	($ in millions)
Operating income	$536	$452	$84	$1,495	$1,385	$110
Operating margin	15.9%	14.5%	1.4%	15.5%	15.6%	(0.1)%

        Operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$11	$5	$19
Charges associated with the amortization of acquisition related fair value adjustments	3	7	5	9

	4	18	10	28
Restructuring and other charges (credits), net	19	31	125	(28)

Total	$23	$49	$135	$—

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase (Decrease)	June 30, 2017	June 24, 2016	Increase (Decrease)
	($ in millions)
Interest expense	$32	$31	$1	$95	$93	$2
Other expense, net	$4	$651	$(647)	$6	$631	$(625)
Income tax expense (benefit)	$71	$(1,019)	$1,090	$164	$(831)	$995
Effective tax rate	14.1%	446.9%	(432.8)%	11.6%	(123.5)%	135.1%
Income from discontinued operations, net of income taxes	$3	$48	$(45)	$5	$68	$(63)

        Other Expense, Net.    During the third quarters and first nine months of fiscal 2017 and 2016, we recorded net other expense primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Notes 9 and 13 to the Condensed Consolidated Financial Statements for further information.

        Income Taxes.    See Note 12 to the Condensed Consolidated Financial Statements for information regarding items impacting income tax expense (benefit) for the third quarters and first nine months of fiscal 2017 and 2016.

        Discontinued Operations.    See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
	($ in millions)
Automotive	$1,294	73%	$1,245	75%	$3,878	75%	$3,601	75%
Commercial transportation	262	15	217	13	723	14	610	13
Sensors	209	12	190	12	594	11	556	12

Total	$1,765	100%	$1,652	100%	$5,195	100%	$4,767	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2017 versus Net Sales for the Quarter Ended June 24, 2016						Change in Net Sales for the Nine Months Ended June 30, 2017 versus Net Sales for the Nine Months Ended June 24, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$49	3.9%	$70	5.6%	$(21)	$—	$277	7.7%	$326	9.1%	$(49)	$—
Commercial transportation	45	20.7	50	23.1	(5)	—	113	18.5	123	20.1	(10)	—
Sensors	19	10.0	14	7.2	(4)	9	38	6.8	18	3.2	(10)	30

Total	$113	6.8%	$134	8.1%	$(30)	$9	$428	9.0%	$467	9.8%	$(69)	$30

        Net sales in the Transportation Solutions segment increased $113 million, or 6.8%, in the third quarter of fiscal 2017 from the same period of fiscal 2016 due primarily to organic net sales growth of 8.1%, partially offset by the negative impact of foreign currency translation of 1.8%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 5.6% in the third quarter of fiscal 2017 with growth of 6.1% in the Americas region, 5.7% in the Asia–Pacific region, and 5.3% in the EMEA region. Our growth in the Americas region was a result of content growth and increased sales in North America and continued market recovery in South America. Our growth in the Asia–Pacific region was a result of market growth and share gains, and increased electronification. In the EMEA region, our organic net sales growth was driven by electronification and new model launches.

  •
  Commercial transportation—Our organic net sales increased 23.1% in the third quarter of fiscal 2017 due primarily to growth in the heavy truck market in all regions and content gains in China.

  •
  Sensors—Our organic net sales increased 7.2% in the third quarter of fiscal 2017 primarily as a result of growth in the industrial equipment and commercial transportation markets.

        In the first nine months of fiscal 2017, net sales in the Transportation Solutions segment increased $428 million, or 9.0%, as compared to the first nine months of fiscal 2016 primarily as a result of organic net sales growth of 9.8%, partially offset by the negative impact of foreign currency translation of 1.4%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 9.1% in the first nine months of fiscal 2017. The increase resulted from growth of 15.2% in the Asia–Pacific region, 5.8% in the EMEA region, and 2.5% in the Americas region. Our growth in the Asia–Pacific region was driven by increased demand in China resulting from a tax incentive program, market share gains, and increased electronification. In the EMEA region, our organic net sales growth was driven by market growth, electronification, and new model launches. Our growth in the Americas region resulted from content growth and increased sales in North America and continued market recovery in South America.

  •
  Commercial transportation—Our organic net sales increased 20.1% in the first nine months of fiscal 2017 due primarily to growth in the heavy truck market in all regions and content gains in China.

  •
  Sensors—Our organic net sales increased 3.2% in the first nine months of fiscal 2017 primarily as a result of growth in the industrial equipment, commercial transportation, and automotive markets, partially offset by declines in the data and devices market.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase	June 30, 2017	June 24, 2016	Increase
	($ in millions)
Operating income	$328	$297	$31	$971	$847	$124
Operating margin	18.6%	18.0%	0.6%	18.7%	17.8%	0.9%

        Operating income in the Transportation Solutions segment increased $31 million and $124 million in the third quarter and first nine months of fiscal 2017, respectively, from the same periods of fiscal 2016. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Acquisition and integration costs	$1	$2	$2	$6
Restructuring and other charges, net	3	21	60	52

Total	$4	$23	$62	$58

        Excluding these items, operating income increased in the third quarter and first nine months of fiscal 2017. The increase in the third quarter of fiscal 2017 was due primarily to higher volume, partially offset by the negative impact of price erosion. The increase in the first nine months of fiscal 2017 was primarily a result of higher volume and lower material costs, partially offset by the negative impact of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
	($ in millions)
Industrial equipment	$456	50%	$395	47%	$1,257	49%	$992	43%
Aerospace, defense, oil, and gas	271	30	276	32	791	31	801	35
Energy	178	20	178	21	505	20	503	22

Total	$905	100%	$849	100%	$2,553	100%	$2,296	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2017 versus Net Sales for the Quarter Ended June 24, 2016						Change in Net Sales for the Nine Months Ended June 30, 2017 versus Net Sales for the Nine Months Ended June 24, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Industrial equipment	$61	15.4%	$40	10.2%	$(7)	$28	$265	26.7%	$56	5.7%	$(17)	$226
Aerospace, defense, oil, and gas	(5)	(1.8)	(2)	(0.6)	(3)	—	(10)	(1.2)	(1)	(0.1)	(10)	1
Energy	—	—	4	1.7	(4)	—	2	0.4	9	1.8	(7)	—

Total	$56	6.6%	$42	4.9%	$(14)	$28	$257	11.2%	$64	2.8%	$(34)	$227

        Net sales in the Industrial Solutions segment increased $56 million, or 6.6%, in the third quarter of fiscal 2017 from the same period of fiscal 2016 primarily as a result of organic net sales growth of 4.9% and sales contributions from acquisitions of 3.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 10.2% in the third quarter of fiscal 2017 due primarily to growth in the factory automation and controls and the medical markets.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 0.6% in the third quarter of fiscal 2017 due to declines in our sales into the commercial aerospace market and continued weakness in the oil and gas market, partially offset by growth in the defense market.

  •
  Energy—Our organic net sales increased 1.7% in the third quarter of fiscal 2017 as a result of growth in the Asia–Pacific and EMEA regions, partially offset by weakness in the Americas region.

        In the first nine months of fiscal 2017, net sales in the Industrial Solutions segment increased $257 million, or 11.2%, from the first nine months of fiscal 2016 due to sales contributions from acquisitions of 9.9% and organic net sales growth of 2.8%, partially offset by the negative impact of foreign currency translation of 1.5%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 5.7% in the first nine months of fiscal 2017 due primarily to growth in the factory automation and controls and the medical markets.

  •
  Aerospace, defense, oil, and gas—Our organic net sales were flat in the first nine months of fiscal 2017 due to continued weakness in the oil and gas market and declines in our sales into the commercial aerospace market, offset by growth in the defense market.

  •
  Energy—Our organic net sales increased 1.8% in the first nine months of fiscal 2017 due primarily to growth in the Asia–Pacific region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase (Decrease)	June 30, 2017	June 24, 2016	Increase
	($ in millions)
Operating income	$98	$95	$3	$251	$224	$27
Operating margin	10.8%	11.2%	(0.4)%	9.8%	9.8%	—%

        Operating income in the Industrial Solutions segment increased $3 million and $27 million in the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$—	$9	$3	$13
Charges associated with the amortization of acquisition related fair value adjustments	3	7	5	9

	3	16	8	22
Restructuring and other charges, net	14	1	54	28

Total	$17	$17	$62	$50

        Excluding these items, operating income increased in the third quarter and first nine months of fiscal 2017 due primarily to higher volume, partially offset by the negative impact of price erosion.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 30, 2017		June 24, 2016		June 30, 2017		June 24, 2016
	($ in millions)
Data and devices	$245	35%	$235	38%	$709	37%	$758	41%
Subsea communications	271	39	223	36	706	37	646	35
Appliances	181	26	162	26	494	26	439	24

Total	$697	100%	$620	100%	$1,909	100%	$1,843	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 30, 2017 versus Net Sales for the Quarter Ended June 24, 2016					Change in Net Sales for the Nine Months Ended June 30, 2017 versus Net Sales for the Nine Months Ended June 24, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture
	($ in millions)
Data and devices	$10	4.3%	$14	5.8%	$(4)	$(49)	(6.5)%	$34	4.1%	$(13)	$(70)
Subsea communications	48	21.5	48	21.5	—	60	9.3	60	9.3	—	—
Appliances	19	11.7	22	13.6	(3)	55	12.5	63	14.0	(8)	—

Total	$77	12.4%	$84	13.5%	$(7)	$66	3.6%	$157	8.5%	$(21)	$(70)

        In the third quarter of fiscal 2017, net sales in the Communications Solutions segment increased $77 million, or 12.4%, from the third quarter of fiscal 2016 due primarily to organic net sales growth of 13.5%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 5.8% in the third quarter of fiscal 2017 due primarily to increased sales to cloud infrastructure customers, partially offset by sales declines resulting from weakness in the wireless market.

  •
  Subsea communications—Our organic net sales increased 21.5% in the third quarter of fiscal 2017 resulting from increased project activity.

  •
  Appliances—Our organic net sales increased 13.6% in the third quarter of fiscal 2017 due to growth in all regions, particularly in the Asia–Pacific region as result of increased market demand and share gains.

        Net sales in the Communications Solutions segment increased $66 million, or 3.6%, in the first nine months of fiscal 2017 as compared to the same period of fiscal 2016 due to organic net sales growth of 8.5%, partially offset by sales declines resulting from a divestiture of 3.8% and the negative impact of foreign currency translation of 1.1%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 4.1% in the first nine months of fiscal 2017 primarily as a result of increased sales to cloud infrastructure customers, partially offset by sales declines resulting from weakness in the wireless market.

  •
  Subsea communications—Our organic net sales increased 9.3% in the first nine months of fiscal 2017 due to increased project activity.

  •
  Appliances—Our organic net sales increased 14.0% in the first nine months of fiscal 2017 due to growth in all regions, particularly in the Asia–Pacific region as a result of increased market demand and share gains.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 30, 2017	June 24, 2016	Increase	June 30, 2017	June 24, 2016	(Decrease)
	($ in millions)
Operating income	$110	$60	$50	$273	$314	$(41)
Operating margin	15.8%	9.7%	6.1%	14.3%	17.0%	(2.7)%

        Operating income in the Communications Solutions segment increased $50 million and decreased $41 million in the third quarter and first nine months of fiscal 2017, respectively, as compared to the same periods of fiscal 2016. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
	(in millions)
Restructuring and other charges (credits), net	$2	$9	$11	$(108	)(1)

(1)
Includes pre-tax gain of $143 million on the sale of our CPD business during the first nine months of fiscal 2016.

        Excluding these items, operating income increased in the third quarter and first nine months of fiscal 2017 due primarily to higher volume and improved manufacturing productivity, partially offset by the negative impact of price erosion.

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

Cash Flows from Operating Activities

        In the first nine months of fiscal 2017, net cash provided by continuing operating activities increased $187 million to $1,449 million from $1,262 million in the first nine months of fiscal 2016. The increase resulted primarily from higher income levels, excluding the net benefits associated with the effective settlement of pre-separation tax matters, and a decrease in tax payments, partially offset by the impact of increased sales on accounts receivable levels.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2017 and 2016 was $256 million and $742 million, respectively. Payments made in the first nine months of fiscal 2016 included $448 million for tax deficiencies related to pre-separation U.S. tax matters. Also, during the first nine months of fiscal 2016, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to indemnifications for pre-separation U.S. tax matters.

        See Note 9 to the Condensed Consolidated Financial Statements for information regarding the Tax Sharing Agreement associated with pre-separation tax matters and Notes 12 and 13 to the Condensed Consolidated Financial Statements for information regarding the effective settlement of tax matters for the years 1997 through 2000.

Cash Flows from Investing Activities

        Capital spending was $452 million and $420 million in the first nine months of fiscal 2017 and 2016, respectively. We expect fiscal 2017 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During the third quarter of fiscal 2017, we acquired MicroGroup, a manufacturer of specialized metal tubing for medical devices, for a cash purchase price of $77 million, net of cash acquired. This business will be reported as part of our Industrial Solutions segment.

        During the first nine months of fiscal 2016, we acquired three businesses, including the Creganna Medical group, for a combined cash purchase price of $994 million, net of cash acquired. See additional information in Note 4 to the Condensed Consolidated Financial Statements.

        During the first nine months of fiscal 2016, we received net cash proceeds of $326 million related to the sale of our CPD business. See additional information in Note 2 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

        Total debt at June 30, 2017 and September 30, 2016 was $3,991 million and $4,070 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility expires in December 2020. TEGSA had no borrowings under the Credit Facility at June 30, 2017 and September 30, 2016.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 30, 2017, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $405 million and $377 million in the first nine months of fiscal 2017 and 2016, respectively.

        In March 2017, our shareholders approved a dividend payment to shareholders of $1.60 (equivalent to CHF 1.62) per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2017 through the second quarter of fiscal 2018. We paid the first installment of the dividend at a rate of $0.40 per share in the third quarter of fiscal 2017.

        We repurchased approximately 5 million of our common shares for $386 million and approximately 41 million of our common shares for $2,514 million under our share repurchase authorization during the first nine months of fiscal 2017 and 2016, respectively. At June 30, 2017, we had $716 million of availability remaining under our share repurchase authorization.

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

        At June 30, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $285 million.

        In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not materially affect our results of operations, financial position, or cash flows.

Tax Sharing Agreement

        As previously reported, we are a party to a Tax Sharing Agreement that generally governs our, Tyco International's, and Covidien's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension benefits are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There were no significant changes to this information during the first nine months of fiscal 2017.

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

        Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2017. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. For additional information regarding legal proceedings, refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and "Part II. Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1–April 28, 2017	537,400	$73.71	534,600	$857,734,332
April 29–June 2, 2017	889,974	76.15	885,802	790,279,378
June 3–June 30, 2017	946,058	79.02	945,500	715,568,219

Total	2,373,432	$76.74	2,365,902

(1)
These columns include the following transactions which occurred during the quarter ended June 30, 2017:

(i)
the acquisition of 7,530 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,365,902 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 16, 2017)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 30, 2017, filed on July 26, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2017