Form 10-K
period 2017-09-29
TE Connectivity Ltd.
filed 2017-11-14
CIK 1385157

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (IRS Employer Identification No.)

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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

          The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $26.4 billion as of March 31, 2017, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

          The number of common shares outstanding as of November 9, 2017 was 351,637,204.

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2018 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TE CONNECTIVITY LTD.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Annual Report that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "should," or the negative of these terms or similar expressions.

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

ii

PART I

ITEM 1.    BUSINESS

General

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology and manufacturing leader creating a safer, sustainable, productive, and connected future. Our connectivity and sensor solutions, proven in the harshest environments, have enabled advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

        We became an independent, publicly traded company in 2007; however, through our predecessor companies, we trace our foundations in the connectivity business back to 1941. We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

        We have a 52- or 53-week fiscal year that ends on the last Friday of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal 2017, 2016, and 2015 ended on September 29, 2017, September 30, 2016, and September 25, 2015, respectively. Fiscal 2017 and 2015 were 52 weeks in length. Fiscal 2016 was a 53-week year.

Segments

        We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. We believe our segments serve a combined market of approximately $180 billion.

        Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2017	2016	2015
Transportation Solutions	53%	53%	52%
Industrial Solutions	27	26	26
Communications Solutions	20	21	22

Total	100%	100%	100%

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

  Transportation Solutions

        The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components; sensors; relays; application tooling; and wire and heat shrink tubing. The Transportation Solutions segment's products, which must withstand harsh conditions, are used in the following end markets:

  •
  Automotive (74% of segment's net sales).  We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.

  •
  Commercial transportation (14% of segment's net sales).  We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.

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

        The Transportation Solutions segment's major competitors include Yazaki, Delphi, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components; heat shrink tubing; relays; and wire and cable. The Industrial Solutions segment's products are used in the following markets:

  •
  Industrial equipment (50% of segment's net sales).  Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Also, our products are used by the solar industry. The medical industry uses our products in imaging, diagnostic, therapeutic, surgical, tubing, and minimally invasive interventional applications.

  •
  Aerospace, defense, oil, and gas (31% of segment's net sales).  We provide components and solutions for the commercial aerospace industry from the initial stages of aircraft design to aftermarket support. Our defense products include ruggedized electronic interconnects serving military aviation, marine, and ground vehicles including electronic warfare and space systems. Our oil and gas products include cables and electronics used for harsh subsea environments in the offshore oil and gas and civil marine industries and in shipboard, subsea, and sonar applications.

  •
  Energy (19% of segment's net sales).  Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

        The Industrial Solutions segment competes primarily against Amphenol, Belden, Hubbell, Carlisle Companies, 3M, Integer Holdings, Esterline, Molex, and Phoenix Contact.

  Communications Solutions

        The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems. The primary products sold by the Communications Solutions segment include terminals and connector systems and components; undersea telecommunication systems; relays; heat shrink tubing; and antennas. The Communications Solutions segment's products are used in the following markets:

  •
  Data and devices (38% of segment's net sales).  We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment,

    and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smart phones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

  •
  Subsea communications (36% of segment's net sales).  Our products are used in undersea fiber optic telecommunication systems. With vertically integrated undersea communications systems and services, we support the telecommunications and oil and gas industries and other customers seeking marine services.

  •
  Appliances (26% of segment's net sales).  We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

        The Communications Solutions segment's major competitors include Amphenol, Molex, JST, and Korea Electric Terminal (KET). Also, the Subsea Communications business competes against Nokia (Alcatel-Lucent Submarine Networks) and NEC.

Customers

        As an industry leader, we have established close working relationships with many of our customers. These relationships allow us to better anticipate and respond to customer needs when designing new products and new technical solutions. By working with our customers in developing new products and technologies, we believe we can identify and act on trends and leverage knowledge about next-generation technology across our products.

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

        No single customer accounted for a significant amount of our net sales in fiscal 2017, 2016, or 2015.

Sales and Distribution

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2017	2016	2015
Americas(2)	34%	34%	34%
Europe/Middle East/Africa ("EMEA")	34	34	33
Asia–Pacific	32	32	33

Total	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

(2)
The Americas region includes our Subsea Communications business.

        See Note 21 to the Consolidated Financial Statements for additional geographic information relating to our business.

        We sell our products into approximately 150 countries primarily through direct selling efforts to manufacturers. We also sell our products indirectly via third-party distributors. In fiscal 2017, our direct sales represented approximately 80% of total net sales.

        We maintain distribution centers around the world. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

        Products are generally delivered to distribution centers by our manufacturing facilities and then subsequently delivered to the customer. In some instances, however, products are delivered directly from our manufacturing facility to the customer. We contract with a wide range of transport providers to deliver our products via road, rail, sea, and air.

Seasonality and Backlog

        We experience a slight seasonal pattern to our business. Overall, the third and fourth fiscal quarters are typically the strongest quarters of our fiscal year, whereas the first fiscal quarter is negatively affected by holidays and the second fiscal quarter may be affected by adverse winter weather conditions in some of our markets.

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

        Customer orders typically fluctuate from quarter to quarter based upon business conditions and cancellation of unfilled orders prior to shipment of goods. Backlog by reportable segment was as follows:

	Fiscal Year End
	2017	2016
	(in millions)
Transportation Solutions	$1,681	$1,343
Industrial Solutions	1,032	875
Communications Solutions(1)	1,157	1,387

Total	$3,870	$3,605

(1)
Includes our Subsea Communications business' backlog of $739 million and $1,047 million at fiscal year end 2017 and 2016, respectively. Subsea Communications is a project-based business; its backlog may fluctuate as a result of program timing.

        We expect that the majority of our backlog at fiscal year end 2017 will be filled during fiscal 2018.

Competition

        The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. Our markets have generally been growing but with downward pressure on prices.

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

        Our research and development expense was as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Transportation Solutions	$344	$312	$262
Industrial Solutions	137	136	128
Communications Solutions	114	118	150

Total	$595	$566	$540

        Our capital spending and investment in product and process engineering and development enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. In fiscal 2017, we derived approximately 20% of our net sales from new products, including product extensions, introduced within the previous three fiscal years.

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

        TE Connectivity and TE Connectivity (logo) are trademarks. © 2017 TE Connectivity Ltd. All Rights Reserved.

Management Team and Employees

        We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and segment leaders average over 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry.

        Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company's success. We continue to emphasize employee development and training, and we embrace diversity and inclusion.

        We have employees located throughout the world. As of fiscal year end 2017, we employed approximately 78,000 people worldwide, of whom 24,000 were in the Americas region, 29,000 were in the EMEA region, and 25,000 were in the Asia–Pacific region. Of our total employees, approximately 49,000 were employed in manufacturing.

Government Regulation and Supervision

        The import and export of products are subject to regulation by the various jurisdictions where we conduct business. A small portion of our products, including defense-related products, may require governmental import and export licenses, whose issuance may be influenced by geopolitical and other events. We have a trade compliance organization and other systems in place to apply for licenses and otherwise comply with such regulations. Any failure to maintain compliance with domestic and foreign trade regulation could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction.

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

        Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2017, we concluded that it was probable that we would incur investigation and remediation costs at these sites in the range of $15 million to $43 million, and that the best estimate within this range was $19 million. We do not anticipate any material capital expenditures during fiscal 2018 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Available Information

        All periodic and current reports, registration filings, and other filings that we are required to file with the United States Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Investors should carefully consider the risks described below before investing in our securities. These risks are not the only ones facing us. Our business is also subject to general risks that affect many other companies. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

Risks Relating to the Macroeconomic Environment and Our Global Presence

         Conditions in global or regional economies, capital and money markets, and banking systems, and cyclical industry demand may adversely affect our results of operations, financial position, and cash flows.

        Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt and significant bank failures or defaults. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions could trigger the recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

         Foreign currency exchange rates may adversely affect our results.

        A significant portion of our business is conducted outside the United States ("U.S."), and changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

        We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 55% of our net sales for fiscal 2017 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net revenue. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

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

  •
  tax law and regulatory changes in the U.S. and EU among other jurisdictions, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations such as the Organisation for Economic Co-operation and Development ("OECD"), examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

  •
  employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;

  •
  difficulties protecting intellectual property;

  •
  instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, actual or anticipated military or political conflicts, and any impact as a result of the expected exit of the United Kingdom from the EU; and

  •
  the impact of each of the foregoing on our outsourcing and procurement arrangements.

        We have sizeable operations in China, including 14 manufacturing sites. In addition, approximately 18% of our net sales in fiscal 2017 were made to customers in China. Economic conditions in China have been and may continue to be volatile and uncertain. In addition, the legal and regulatory system in China is still developing and subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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

        We are dependent on end market dynamics to sell our products, and our operating results could be adversely affected by cyclical and reduced demand in these markets. Periodic downturns in our customers' industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

        Approximately 40% of our net sales for fiscal 2017 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2017, approximately 13% of our net sales were to customers in the industrial equipment end market; 8% of our net sales were to customers in the aerospace, defense, oil, and gas end market; and 8% of our net sales were to customers in the commercial transportation market. Demand for industrial equipment is dependent upon economic conditions, including customer investment in intelligent buildings, factory automation, and process control systems, as well as market conditions in the medical, rail transportation, solar and lighting, and other major industrial markets we serve. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Demand in the oil and gas market is impacted by oil price volatility. The commercial transportation industry can experience variability in demand depending on the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets.

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

        Substantially all markets in which we operate are impacted by technological change or change in consumer tastes and preferences, which are rapid in certain end markets. Our operating results depend substantially upon our ability to continually design, develop, introduce, and sell new and innovative products; to modify existing products; and to customize products to meet customer requirements driven by such change. There are numerous risks inherent in these processes, including the risk that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market profitable new products and applications in time to satisfy customer demands.

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

        We are a large buyer of resins, chemicals and additives, and metals, including copper, gold, silver, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, continues to fluctuate. If we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

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

         Our future success is significantly dependent on our ability to attract and retain executive management employees, and limitations affecting retention and hiring, including Swiss regulations, could have a negative impact on our business and increase our expenses.

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

        Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded to mitigate persistent and continuously evolving cyber security threats, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats have had a material impact on our business or operations.

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

        The indentures governing our outstanding senior notes contain covenants that may require us to offer to buy back the notes for a price equal to 101% of the principal amount, plus accrued and unpaid interest to the repurchase date, upon a change of control triggering event (as defined in the indentures). We cannot provide assurance that we will have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.

         The market price of our shares may fluctuate widely.

        The market price of our shares may fluctuate widely, depending upon many factors, including:

  •
  our quarterly or annual earnings;

  •
  quarterly or annual sales or earnings guidance that we may provide or changes thereto;

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

  •
  tax legislative and regulatory actions and proposals in Switzerland, the U.S., and other jurisdictions;

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

  •
  greenhouse gas emissions;

  •
  product hazardous material content; and

  •
  the health and safety of our employees.

        We may not have been, or we may not always be, in compliance with all environmental and health and safety laws and regulations. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance burdens.

        Certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal, and remediation of hazardous substances or materials at their properties or at properties at which they have disposed of hazardous substances. Liability for investigation, removal, and remediation costs under certain federal and state laws is retroactive, strict, and joint and several. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. We have received notifications from the U.S. Environmental Protection Agency, other environmental agencies, and third parties that conditions at a number of currently and formerly-owned or operated sites where we and others have disposed of hazardous substances require investigation, cleanup, and other possible remedial action and require that we reimburse the government or otherwise pay for the costs of investigation and remediation and for natural resource damage claims from such sites. We also have independently investigated various sites and determined that further investigation and/or remediation is necessary.

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

        The EU, China, and other jurisdictions in which our products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include but are not limited to the EU Restriction of Hazardous Substances, End of Life Vehicle, and Waste Electrical and Electronic Equipment Directives; the EU REACH Regulation; and the China law on Management Methods for Controlling Pollution by Electronic Information Products. These laws prohibit the use of certain substances in the manufacture of our products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. These laws continue to proliferate and expand in these and other jurisdictions to address other materials and other aspects of our product manufacturing and sale. These laws could make the manufacture or sale of our products more expensive or impossible, could limit our ability to sell our products in certain jurisdictions, and could result in liability for product recalls, penalties, or other claims.

Risks Relating to Our Swiss Jurisdiction of Incorporation

         As a Swiss corporation, we have less flexibility with respect to certain aspects of capital management involving the issuance of shares.

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 2, 2018, approved by our shareholders at our March 2, 2016 annual meeting of shareholders and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

         We might not be able to make distributions on our shares without subjecting shareholders to Swiss withholding tax.

        In order to make distributions on our shares to shareholders free of Swiss withholding tax, we anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax and statutory purposes). Various tax law and corporate law proposals in Switzerland, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to do so could make our stock less attractive to investors.

         Currency fluctuations between the U.S. dollar and the Swiss franc may limit the amount available for any future distributions on our shares without subjecting shareholders to Swiss withholding tax.

        Under Swiss law, the registered share capital in our unconsolidated Swiss statutory financial statements is required to be denominated in Swiss francs. Since distributions that are effected through a return of contributed surplus or registered share capital are expected to be paid in U.S. dollars, shareholder resolutions with respect to such distributions must take into account the Swiss francs denomination of the registered share capital. If the U.S. dollar were to increase in value relative to the Swiss franc, the U.S. dollar amount of registered share capital available for future distributions without Swiss withholding tax will decrease.

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

        Our articles of association contain a provision regarding voting rights that is required by Swiss law for Swiss companies like us that issue registered shares (as opposed to bearer shares). This provision provides that to be able to exercise voting rights, holders of our shares must be registered in our share register (Aktienbuch) as shareholders with voting rights. Only shareholders whose shares have been registered with voting rights on the record date may participate in and vote at our shareholders' meetings, but all shareholders will be entitled to dividends, distributions, preemptive rights, advance subscription rights, and liquidation proceeds. The board of directors may, in its discretion, refuse to register shares as shares with voting rights if a shareholder does not fulfill certain disclosure requirements in our articles of association. Additionally, various proposals in Switzerland for corporate law changes, if passed in the future, may require shareholder registration in order to exercise voting rights for shareholders who hold their shares in street name through brokerages and banks. Such a registration requirement could make our stock less attractive to investors.

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

        These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, until March 2, 2018 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange ("NYSE"), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

         Legislative and regulatory actions and proposals in Switzerland, the U.S., and other jurisdictions could cause a material change in our worldwide effective corporate tax rate.

        Various U.S. and non-U.S. legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

  •
  the OECD's initiative to develop agreed-upon best practices to prevent base erosion and profit shifting, which contemplate changes to numerous long-standing tax principles related to the distribution of profits between affiliated entities in different tax jurisdictions,

  •
  corporate tax reform in Switzerland, which is proposed in response to OECD and EU concerns,

  •
  EU and other country efforts to adopt certain OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and

  •
  tax policy in the U.S., such as federal tax reform and revisions to the Model Income Tax Treaty.

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

        Swiss law differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, and the scope of indemnification available to directors and officers. Thus, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

ITEM 2.    PROPERTIES

        Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2017, we owned approximately 20 million square feet and leased approximately 10 million square feet of manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

        We manufacture our products in approximately 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2017, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(number of manufacturing facilities)
Americas	11	23	6	40
EMEA	18	22	3	43
Asia–Pacific	7	7	7	21

Total	36	52	16	104

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are listed and traded on the NYSE under the symbol "TEL." The following table sets forth the high and low closing sales prices of our common shares as reported by the NYSE for the quarterly periods of fiscal 2017 and 2016:

	Market Price Range
	Fiscal
	2017		2016
	High	Low	High	Low
First Quarter	$71.60	$61.03	$67.61	$56.85
Second Quarter	76.53	67.31	65.75	52.27
Third Quarter	80.03	71.93	63.69	57.32
Fourth Quarter	83.22	77.61	64.54	54.83

        The number of registered holders of our common shares at November 9, 2017 was 21,658.

Dividends

        The following table sets forth the dividends paid on our common shares during the quarterly periods of fiscal 2017 and 2016:

	Fiscal
	2017	2016
First Quarter	$0.37	$0.33
Second Quarter	0.37	0.33
Third Quarter	0.40	0.37
Fourth Quarter	0.40	0.37

        Future dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit our ability to pay dividends.

Performance Graph

        The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2012 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal Year End
	2012(1)	2013	2014	2015	2016	2017
TE Connectivity Ltd.	$100.00	$156.17	$180.06	$182.33	$205.56	$270.74
S&P 500 Index	100.00	120.06	143.64	142.79	163.93	194.44
Dow Jones Electrical Components and Equipment Index	100.00	137.38	153.26	140.75	167.09	215.47

(1)
$100 invested on September 28, 2012 in TE Connectivity Ltd.'s common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 29, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1–July 28, 2017	798,930	$80.67	796,800	$651,293,669
July 29–September 1, 2017	1,396,676	79.06	1,396,371	540,894,749
September 2–September 29, 2017	760,955	81.11	745,037	480,479,256

Total	2,956,561	$80.02	2,938,208

(1)
These columns include the following transactions which occurred during the quarter ended September 29, 2017:

(i)
the acquisition of 18,353 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,938,208 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data. The data presented should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Our consolidated financial information may not be indicative of our future performance.

	As of or for Fiscal
	2017	2016(1)	2015	2014	2013
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,113	$12,238	$12,233	$11,973	$11,390
Acquisition and integration costs	6	22	55	31	14
Restructuring and other charges, net(2)	148	2	152	19	222
Other income (expense), net(3)	(9)	(632)	(55)	63	(183)
Income tax (expense) benefit(3)	(255)	779	(337)	(146)	75
Amounts attributable to TE Connectivity Ltd.:
Income from continuing operations	1,673	1,941	1,238	1,614	1,154
Income from discontinued operations, net of income taxes(4)	10	68	1,182	167	122
Net income	$1,683	$2,009	$2,420	$1,781	$1,276
Per Share Data
Basic earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.71	$5.30	$3.06	$3.94	$2.76
Net income	4.74	5.49	5.98	4.34	3.05
Diluted earnings per share attributable to TE Connectivity Ltd.:
Income from continuing operations	$4.67	$5.26	$3.01	$3.87	$2.73
Net income	4.70	5.44	5.89	4.27	3.02
Dividends and cash distributions paid per common share	$1.54	$1.40	$1.24	$1.08	$0.92
Balance Sheet Data
Total assets	$19,403	$17,608	$20,589	$20,132	$18,446
Long-term liabilities	5,805	6,057	7,429	7,128	6,000
Total shareholders' equity	$9,751	$8,485	$9,585	$9,007	$8,380

(1)
Fiscal 2016 was a 53-week year.

(2)
Fiscal 2016 included a pre-tax gain of $144 million on the sale of our Circuit Protection Devices business. See Note 3 to the Consolidated Financial Statements for additional information.

(3)
For fiscal 2017, 2016, and 2015, see Notes 15 and 16 to the Consolidated Financial Statements for additional information. Fiscal 2014 income tax (expense) benefit included a $282 million income tax benefit recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc. Fiscal 2013 income tax (expense) benefit and net other income (expense) included a $331 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 1997 through 2000 and the related impact of $231 million to other expense pursuant to the Tax Sharing Agreement with Tyco International plc and Covidien plc, respectively.

(4)
Fiscal 2015 included the gain on the sale of our Broadband Network Solutions business. See Note 4 to the Consolidated Financial Statements for additional information.

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

Overview

        We are a global technology and manufacturing leader creating a safer, sustainable, productive, and connected future. For more than 75 years, our connectivity and sensor solutions, proven in the harshest environments, have enabled advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

        Fiscal 2017 highlights included the following:

  •
  Our fiscal 2017 net sales increased 7.1% over fiscal 2016 levels due to growth in the Transportation Solutions and Industrial Solutions segments and, to a lesser degree, the Communications Solutions segment. On an organic basis, our net sales increased 6.0% in fiscal 2017 as compared to fiscal 2016.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 8.2% as a result of increased sales in the automotive and commercial transportation end markets and, to a lesser degree, the sensors end market.

  •
  Industrial Solutions—Our net sales increased 9.1% due to increased sales in the industrial equipment end market where we benefitted from sales contributions from recent acquisitions, partially offset by decreased sales in the aerospace, defense, oil, and gas and the energy end markets.

  •
  Communications Solutions—Our net sales increased 1.9% due primarily to sales increases in the appliances and subsea communications end markets, partially offset by sales declines in the data and devices end market resulting from the divestiture of our Circuit Protection Devices ("CPD") business in fiscal 2016.

  •
  During fiscal 2017, our shareholders approved a dividend payment to shareholders of $1.60 per share, payable in four equal quarterly installments of $0.40 beginning in the third quarter of fiscal 2017 and ending in the second quarter of fiscal 2018.

  •
  Net cash provided by continuing operating activities was $2,322 million in fiscal 2017.

Outlook

        In the first quarter of fiscal 2018, we expect our net sales to be between $3.35 billion and $3.45 billion as compared to $3,063 million in the first quarter of fiscal 2017. We expect our net sales to be between $13.7 billion and $14.1 billion in fiscal 2018 as compared to $13,113 million in fiscal 2017. These increases reflect sales growth in the Transportation Solutions and Industrial Solutions segments, and to a lesser degree, the Communications Solutions segment relative to the same periods of fiscal 2017.

        Additional information regarding expectations for our reportable segments for the first quarter of fiscal 2018 as compared to the same period of fiscal 2017 and for fiscal 2018 compared to fiscal 2017 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market due primarily to increased content per vehicle and sales contributions from a recent acquisition. We expect global automotive production to be flat in the first quarter of fiscal 2018 and to increase approximately 1% in fiscal 2018. We also expect continued growth in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to continued growth in the factory automation and controls market and the medical market.

  •
  Communications Solutions—We expect our net sales growth in the appliances and the data and devices end markets to be partially offset by sales declines in the subsea communications end market.

        In the first quarter of fiscal 2018, we expect diluted earnings per share from continuing operations to be in the range of $1.12 to $1.16 per share. We expect diluted earnings per share from continuing operations to be in the range of $4.78 to $4.98 per share in fiscal 2018.

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

Acquisitions

        During fiscal 2017, we acquired two businesses for a combined cash purchase price of $250 million, net of cash acquired.

        We acquired four businesses, including the Creganna Medical group ("Creganna"), for a combined cash purchase price of $1.3 billion, net of cash acquired, during fiscal 2016.

        During fiscal 2015, we acquired Measurement Specialties, Inc. ("Measurement Specialties"), a leading global designer and manufacturer of sensors and sensor-based systems. The total value paid was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Also during fiscal 2015, we acquired three additional businesses for $241 million in cash, net of cash acquired.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Divestiture

        During fiscal 2016, we sold our CPD business for net cash proceeds of $333 million. We recognized a pre-tax gain of $144 million on the transaction. The CPD business was reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2017		2016		2015
	($ in millions)
Transportation Solutions	$7,039	53%	$6,503	53%	$6,351	52%
Industrial Solutions	3,507	27	3,215	26	3,179	26
Communications Solutions	2,567	20	2,520	21	2,703	22

Total	$13,113	100%	$12,238	100%	$12,233	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2017						2016
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Transportation Solutions	$536	8.2%	$553	8.5%	$(47)	$30	$152	2.4%	$310	4.9%	$(174)	$16
Industrial Solutions	292	9.1	50	1.6	(20)	262	36	1.1	(89)	(2.8)	(63)	188
Communications Solutions	47	1.9	133	5.4	(16)	(70)	(183)	(6.8)	(43)	(1.6)	(17)	(123)

Total	$875	7.1%	$736	6.0%	$(83)	$222	$5	—%	$178	1.5%	$(254)	$81

        Net sales increased $875 million, or 7.1%, in fiscal 2017 as compared to fiscal 2016. The increase in net sales resulted from organic net sales growth of 6.0% and net sales contributions from acquisitions and a divestiture of 1.8%, partially offset by the negative impact of foreign currency translation of 0.7% due to the weakening of certain foreign currencies. Organic net sales were adversely affected by price erosion of $218 million in fiscal 2017. Fiscal 2016 included an additional week which contributed $238 million in net sales. The impact of the additional week was estimated using an average weekly sales figure for the last month of the fiscal year.

        Net sales were flat in fiscal 2016 as compared to fiscal 2015. Organic net sales growth of 1.5% and net sales contributions from acquisitions and a divestiture of 0.6% were offset by the negative impact of foreign currency translation of 2.1% due to the weakening of certain foreign currencies. Organic net sales were adversely affected by price erosion of $188 million in fiscal 2016. As discussed above, the additional week contributed $238 million in net sales in fiscal 2016.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—the Americas, EMEA, and Asia–Pacific—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 150 countries, and approximately 55% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2017. The percentage of net sales in fiscal 2017 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	45%
Euro	28
Chinese renminbi	12
Japanese yen	6
All others	9

Total	100%

        The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2017		2016		2015
	($ in millions)
Americas	$4,401	34%	$4,199	34%	$4,138	34%
EMEA	4,401	34	4,116	34	3,992	33
Asia–Pacific	4,311	32	3,923	32	4,103	33

Total	$13,113	100%	$12,238	100%	$12,233	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2017						2016
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Americas	$202	4.8%	$100	2.4%	$6	$96	$61	1.5%	$15	0.4%	$(58)	$104
EMEA	285	6.9	139	3.4	(23)	169	124	3.1	194	4.9	(141)	71
Asia–Pacific	388	9.9	497	12.7	(66)	(43)	(180)	(4.4)	(31)	(0.7)	(55)	(94)

Total	$875	7.1%	$736	6.0%	$(83)	$222	$5	—%	$178	1.5%	$(254)	$81

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Cost of sales	$8,663	$8,205	$8,146	$458	$59
As a percentage of net sales	66.1%	67.0%	66.6%	(0.9)%	0.4%
Gross margin	$4,450	$4,033 (1)	$4,087	$417	$(54)
As a percentage of net sales	33.9%	33.0%	33.4%	0.9%	(0.4)%

(1)
Fiscal 2016 included an additional week which contributed $89 million in gross margin.

        Gross margin increased $417 million in fiscal 2017 as compared to fiscal 2016 due primarily to higher volume and lower material costs, partially offset by price erosion. In fiscal 2016, gross margin decreased $54 million as compared to fiscal 2015. In fiscal 2016, gross margin included charges of $10 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Creganna. In fiscal 2015, gross margin included charges of $36 million from the amortization of acquisition-related fair value adjustments to acquired inventories and customer order backlog associated primarily with Measurement Specialties. Excluding these charges, gross margin decreased in fiscal 2016 due primarily to unfavorable product mix and price erosion, partially offset by lower material costs.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. In fiscal 2017, we purchased approximately 188 million pounds of copper, 122,000 troy ounces of gold, and 2.6 million troy ounces of silver. The following table presents the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2017	2016	2015
Copper	Lb.	$2.44	$2.49	$3.06
Gold	Troy oz.	1,229	1,212	1,267
Silver	Troy oz.	16.75	16.08	18.51

        In fiscal 2018, we expect to purchase approximately 200 million pounds of copper, 130,000 troy ounces of gold, and 2.6 million troy ounces of silver.

Operating Expenses

        The following table presents operating expense information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Selling, general, and administrative expenses	$1,591	$1,463	$1,504	$128	$(41)
As a percentage of net sales	12.1%	12.0%	12.3%	0.1%	(0.3)%
Research, development, and engineering expenses	$658	$644	$627	$14	$17
Acquisition and integration costs	6	22	55	(16)	(33)
Restructuring and other charges, net	148	2	152	146	(150)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $128 million in fiscal 2017 as compared to fiscal 2016 primarily as a result of increased incentive compensation costs, increased selling expenses to support higher sales levels, and increased costs associated with long-term expense reduction initiatives. In fiscal 2016, selling, general, and administrative expenses decreased $41 million as compared to fiscal 2015 due primarily to cost control measures and savings attributable to restructuring actions.

        Acquisition and Integration Costs.    We incurred acquisition and integration costs of $6 million, $22 million, and $55 million during fiscal 2017, 2016, and 2015, respectively. In fiscal 2016, acquisition and integration costs related primarily to the acquisitions of Creganna and Measurement Specialties. In fiscal 2015, acquisition and integration costs related primarily to the acquisitions of Measurement Specialties and the SEACON Group.

        Restructuring and Other Charges, Net.    We are committed to continuous productivity improvements, and we evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower-cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth.

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

        In connection with these initiatives, we recorded net restructuring charges of $147 million, $125 million, and $93 million in fiscal 2017, 2016, and 2015, respectively. Annualized cost savings related to actions initiated in fiscal 2017 are expected to be approximately $125 million and are expected to be realized by the end of fiscal 2019. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2018, we expect net restructuring charges to be similar to fiscal 2017 levels, and we expect total spending, which will be funded with cash from operations, to be approximately $130 million.

        During fiscal 2016, we recognized a pre-tax gain of $144 million on the sale of our CPD business.

        During fiscal 2017, 2016, and 2015, we incurred net other charges of $1 million, $21 million, and $59 million, respectively, primarily in connection with the divestiture of certain businesses.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	Fiscal				Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016		2015
	($ in millions)
Operating income	$2,047	$1,902	(1)	$1,749	$145	$153
Operating margin	15.6%	15.5%		14.3%	0.1%	1.2%

(1)
Fiscal 2016 included an additional week which contributed $55 million in operating income.

        Operating income included the following:

	Fiscal
	2017	2016	2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$6	$22	$55
Charges associated with the amortization of acquisition-related fair value adjustments	5	10	36
Restructuring charges related to acquisitions	—	—	3

	11	32	94
Restructuring and other charges, net	148	2	149

Total	$159	$34	$243

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Other expense, net	$9	$632	$55	$(623)	$577
Income tax expense (benefit)	255	(779)	337	1,034	(1,116)
Effective tax rate	13.2%	(67.0)%	21.4%	80.2%	(88.4)%
Income from discontinued operations, net of income taxes	$10	$68	$1,182	$(58)	$(1,114)

        Other Expense, Net.    In fiscal 2017, 2016, and 2015, we recorded net other expense primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 16 to the Consolidated Financial Statements for further information regarding net other expense.

        Income Taxes.    See Note 15 to the Consolidated Financial Statements for information regarding items impacting income tax expense (benefit) and the effective tax rate for fiscal 2017, 2016, and 2015.

        The valuation allowance for deferred tax assets was $3,627 million and $3,096 million at fiscal year end 2017 and 2016, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

        As of fiscal year end 2017, certain subsidiaries had approximately $22 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

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

        In fiscal 2006, the former shareholders of Com-Net initiated a lawsuit related to our fiscal 2001 acquisition of Com-Net. In connection with the Com-Net case, we recorded a reserve and pre-tax charges of $127 million during fiscal 2015. During fiscal 2016, we recorded pre-tax credits of $30 million, representing a release of excess reserves. These amounts were reflected in income from discontinued operations on the Consolidated Statements of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

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

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2017		2016		2015
	($ in millions)
Automotive	$5,228	74%	$4,912	75%	$4,780	75%
Commercial transportation	997	14	825	13	820	13
Sensors	814	12	766	12	751	12

Total	$7,039	100%	$6,503	100%	$6,351	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2017						2016
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$316	6.4%	$349	7.1%	$(33)	$—	$132	2.8%	$266	5.6%	$(134)	$—
Commercial transportation	172	20.8	181	21.9	(9)	—	5	0.6	21	2.6	(16)	—
Sensors	48	6.3	23	3.0	(5)	30	15	2.0	23	3.1	(24)	16

Total	$536	8.2%	$553	8.5%	$(47)	$30	$152	2.4%	$310	4.9%	$(174)	$16

        Net sales in the Transportation Solutions segment increased $536 million, or 8.2%, in fiscal 2017 from fiscal 2016 primarily as a result of organic net sales growth of 8.5%. Fiscal 2016 included an additional week which contributed $130 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 7.1% in fiscal 2017. The increase resulted from growth of 11.1% in the Asia–Pacific region, 5.6% in the EMEA region, and 1.4% in the Americas region. Our growth in the Asia–Pacific region was driven by increased demand in China resulting from a tax incentive program, market share gains, and increased electronification. In the EMEA region, our organic net sales growth was driven by market growth, electronification, and new model launches. Our growth in the Americas region resulted from continued market recovery in South America.

  •
  Commercial transportation—Our organic net sales increased 21.9% in fiscal 2017 primarily as a result of growth in the heavy truck market in all regions and content gains in China.

  •
  Sensors—Our organic net sales increased 3.0% in fiscal 2017 due primarily to growth in the industrial equipment and commercial transportation markets, partially offset by declines in the data and devices market.

        In fiscal 2016, net sales in the Transportation Solutions segment increased $152 million, or 2.4%, from fiscal 2015 due primarily to organic net sales growth of 4.9%, partially offset by the negative impact of foreign currency translation of 2.7%. As discussed above, the additional week contributed $130 million in net sales in fiscal 2016. Our organic net sales by primary industry end market were as follows:

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

  •
  Sensors—Our organic net sales increased 3.1% in fiscal 2016 primarily as a result of increased sales in the automotive, aerospace and defense, and industrial equipment markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Operating income	$1,299	$1,191	$1,193	$108	$(2)
Operating margin	18.5%	18.3%	18.8%	0.2%	(0.5)%

        In fiscal 2017, operating income in the Transportation Solutions segment increased $108 million from fiscal 2016. Operating income in the Transportation Solutions segment was flat in fiscal 2016 as compared to fiscal 2015. The Transportation Solutions segment's operating income included the following:

	Fiscal
	2017	2016	2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$9	$28
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	30
Restructuring charges related to acquisitions	—	—	3

	3	9	61
Restructuring and other charges, net	67	46	39

Total	$70	$55	$100

Excluding these items, operating income increased in fiscal 2017 primarily as a result of higher volume, partially offset by price erosion. In fiscal 2016, excluding these items, operating income decreased primarily as a result of price erosion and the negative impact of changes in foreign currency exchange rates, partially offset by lower material costs.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2017		2016		2015
	($ in millions)
Industrial equipment	$1,747	50%	$1,419	44%	$1,323	42%
Aerospace, defense, oil, and gas	1,075	31	1,100	34	1,151	36
Energy	685	19	696	22	705	22

Total	$3,507	100%	$3,215	100%	$3,179	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2017						2016
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Industrial equipment	$328	23.1%	$77	5.5%	$(10)	$261	$96	7.3%	$(69)	(5.2)%	$(14)	$179
Aerospace, defense, oil, and gas	(25)	(2.3)	(19)	(1.7)	(7)	1	(51)	(4.4)	(45)	(3.8)	(15)	9
Energy	(11)	(1.6)	(8)	(1.0)	(3)	—	(9)	(1.3)	25	3.6	(34)	—

Total	$292	9.1%	$50	1.6%	$(20)	$262	$36	1.1%	$(89)	(2.8)%	$(63)	$188

        In the Industrial Solutions segment, net sales increased $292 million, or 9.1%, in fiscal 2017 from fiscal 2016 due to sales contributions from acquisitions of 8.1% and organic net sales growth of 1.6%, partially offset by the negative impact of foreign currency translation of 0.6%. Fiscal 2016 included an additional week which contributed $65 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 5.5% in fiscal 2017 due primarily to growth in the factory automation and controls market and the medical market.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 1.7% in fiscal 2017 due to continued weakness in the oil and gas market and declines in our sales into the commercial aerospace market, partially offset by growth in the defense market.

  •
  Energy—Our organic net sales decreased 1.0% in fiscal 2017 due to declines in the EMEA and Americas regions, partially offset by growth in the Asia–Pacific region.

        Net sales in the Industrial Solutions segment increased $36 million, or 1.1%, in fiscal 2016 as compared to fiscal 2015 due to sales contributions from acquisitions of 5.9%, partially offset by organic net sales declines of 2.8% and the negative impact of foreign currency translation of 2.0%. As discussed above, the additional week contributed $65 million in net sales in fiscal 2016. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 5.2% in fiscal 2016 as a result of weakness in industrial markets, particularly in the Americas and Asia–Pacific regions.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 3.8% in fiscal 2016. The decrease was attributable to declines in the oil and gas market, partially offset by growth in the commercial aerospace market and, to a lesser degree, the defense market. In the oil and gas market, our organic net sales decrease was due to continued market weakness resulting from declines in oil prices. In the commercial aerospace market, our organic net sales increased due primarily to customer growth and market share gains.

  •
  Energy—Our organic net sales increased 3.6% in fiscal 2016 primarily as a result of growth in the Americas and EMEA regions.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Operating income	$364	$343	$352	$21	$(9)
Operating margin	10.4%	10.7%	11.1%	(0.3)%	(0.4)%

        Operating income in the Industrial Solutions segment increased $21 million in fiscal 2017 as compared to fiscal 2016 and decreased $9 million in fiscal 2016 as compared to fiscal 2015. The Industrial Solutions segment's operating income included the following:

	Fiscal
	2017	2016	2015
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$13	$27
Charges associated with the amortization of acquisition-related fair value adjustments	5	10	6

	8	23	33
Restructuring and other charges, net	73	31	44

Total	$81	$54	$77

Excluding these items, operating income increased in fiscal 2017 primarily as a result of higher volume, partially offset by price erosion. In fiscal 2016, excluding these items, operating income decreased due primarily to unfavorable product mix and price erosion, partially offset by lower material costs.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2017		2016		2015
	($ in millions)
Data and devices	$963	38%	$1,020	40%	$1,357	50%
Subsea communications	928	36	885	35	709	26
Appliances	676	26	615	25	637	24

Total	$2,567	100%	$2,520	100%	$2,703	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2017						2016
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture
	($ in millions)
Data and devices	$(57)	(5.6)%	$23	2.3%	$(10)	$(70)	$(337)	(24.8)%	$(208)	(17.8)%	$(6)	$(123)
Subsea communications	43	4.9	43	4.9	—	—	176	24.8	176	24.8	—	—
Appliances	61	9.9	67	10.8	(6)	—	(22)	(3.5)	(11)	(1.8)	(11)	—

Total	$47	1.9%	$133	5.4%	$(16)	$(70)	$(183)	(6.8)%	$(43)	(1.6)%	$(17)	$(123)

        Net sales in the Communications Solutions segment increased $47 million, or 1.9%, in fiscal 2017 as compared to fiscal 2016 as a result of organic net sales growth of 5.4%, partially offset by sales declines resulting from a divestiture of 2.8% and the negative impact of foreign currency translation of

0.7%. Fiscal 2016 included an additional week which contributed $43 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 2.3% in fiscal 2017 primarily as a result of increased sales to cloud infrastructure customers, partially offset by sales declines resulting from weakness in the wireless market.

  •
  Subsea communications—Our organic net sales increased 4.9% in fiscal 2017 as a result of increased project activity.

  •
  Appliances—Our organic net sales increased 10.8% in fiscal 2017 due primarily to growth in the Asia–Pacific region as a result of increased market demand and share gains.

        In fiscal 2016, net sales in the Communications Solutions segment decreased $183 million, or 6.8%, as compared to fiscal 2015 due to sales declines resulting from a divestiture of 4.6%, organic net sales declines of 1.6%, and the negative impact of foreign currency translation of 0.6%. As discussed above, the additional week contributed $43 million in net sales in fiscal 2016. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales decreased 17.8% in fiscal 2016 as a result of the strategic exit of certain low margin product lines and market weakness in all regions.

  •
  Subsea communications—Our organic net sales increased 24.8% in fiscal 2016 due to increased project activity.

  •
  Appliances—Our organic net sales decreased 1.8% in fiscal 2016 due primarily to high inventory levels at distributors in the first half of the year and lower demand in the Asia–Pacific and Americas regions, partially offset by growth in the EMEA region.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2017 versus 2016	Fiscal 2016 versus 2015
	2017	2016	2015
	($ in millions)
Operating income	$384	$368	$204	$16	$164
Operating margin	15.0%	14.6%	7.5%	0.4%	7.1%

        In the Communications Solutions segment, operating income increased $16 million in fiscal 2017 as compared to fiscal 2016 and increased $164 million in fiscal 2016 as compared to fiscal 2015. The Communications Solutions segment's operating income included the following:

	Fiscal
	2017	2016		2015
	(in millions)
Restructuring and other charges (credits), net	$8	$(75	)(1)	$66

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

Excluding these items, operating income increased in fiscal 2017 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion. In fiscal 2016, excluding these items, operating income increased as a result of lower material costs and savings attributable to restructuring actions, partially offset by the impact of unfavorable product mix, lower volume, and price erosion.

 Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. Payment of our $708 million of 6.55% senior notes due in October 2017 was made after fiscal year end 2017. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

        As of fiscal year end 2017, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2017, we had approximately $6.3 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that approximately $1.2 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities increased $278 million to $2,322 million in fiscal 2017 as compared to $2,044 million in fiscal 2016. The increase resulted primarily from higher pre-tax income levels, an increase in accrued and other current liabilities related to employee compensation, and a decrease in net payments related to pre-separation tax matters, partially offset by the impact of increased sales on accounts receivable levels.

        Net cash provided by continuing operating activities was $2,044 million in fiscal 2016 as compared to $1,636 million in fiscal 2015. The increase resulted primarily from the favorable effects of changes in accounts receivable and inventory levels, partially offset by an increase in net payments related to pre-separation tax matters.

        The amount of income taxes paid, net of refunds, during fiscal 2017, 2016, and 2015 was $323 million, $806 million, and $350 million, respectively. In fiscal 2017, 2016, and 2015, these amounts included refunds of $23 million, payments of $471 million, and payments of $47 million, respectively, related to pre-separation tax matters. During fiscal 2016 and 2015, we received net reimbursements of $321 million and $7 million, respectively, from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters.

        See Note 12 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement associated with pre-separation tax matters. For additional information regarding payments related to pre-separation tax matters, see Note 15 to the Consolidated Financial Statements.

        Pension contributions in fiscal 2017, 2016, and 2015 were $48 million, $67 million, and $66 million, respectively. We expect pension contributions to be $62 million in fiscal 2018, before consideration of any voluntary contributions. There were no voluntary pension contributions in fiscal 2017, 2016, or 2015.

Cash Flows from Investing Activities

        Capital expenditures were $702 million, $628 million, and $600 million in fiscal 2017, 2016, and 2015, respectively. We expect fiscal 2018 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        We acquired two businesses during fiscal 2017 for a combined cash purchase price of $250 million, net of cash acquired. During fiscal 2016, we acquired four businesses, including Creganna, for a combined cash purchase price of $1.3 billion, net of cash acquired. During fiscal 2015, we acquired Measurement Specialties. The total value paid for the transaction was approximately $1.7 billion, net of cash acquired, and included $225 million for the repayment of Measurement Specialties' debt and accrued interest. Also during fiscal 2015, we acquired three additional businesses for $241 million in cash, net of cash acquired. See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

        During fiscal 2016, we received net cash proceeds of $333 million related to the sale of our CPD business. See Note 3 to the Consolidated Financial Statements for further information. We received net cash proceeds of $3.0 billion related to the sale of our BNS business during fiscal 2015. See Note 4 to the Consolidated Financial Statements for further information.

Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2017 and 2016 was $4,344 million and $4,070 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        During August 2017, TEGSA, our 100%-owned subsidiary, issued $400 million aggregate principal amount of 3.125% senior notes due August 2027 and $100 million aggregate principal amount of 3.45% senior notes due August 2024. The 3.45% senior notes were issued under an existing indenture under which TEGSA had previously issued $250 million aggregate principal amount. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at fiscal year end 2017 or 2016.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2017, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends to shareholders were $546 million, $509 million, and $502 million in fiscal 2017, 2016, and 2015, respectively. See Note 18 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

        Future dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends be approved, our board of directors will consider our results of operations, cash requirements and surplus, financial condition, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant.

        During fiscal 2016 and 2015, our board of directors authorized increases of $1.0 billion and $3.0 billion, respectively, in the share repurchase program. We repurchased approximately 8 million of our common shares for $621 million, 43 million of our common shares for $2,610 million, and 18 million of our common shares for $1,163 million under the share repurchase program during fiscal 2017, 2016, and 2015, respectively. At fiscal year end 2017, we had $480 million of availability remaining under our share repurchase authorization.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2017:

		Payments Due by Fiscal Year
	Total	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Debt(1)	$4,356	$710	$580	$—	$250	$500	$2,316
Interest payments on debt(2)	1,239	146	119	109	103	88	674
Operating leases	454	110	85	62	51	42	104
Purchase obligations(3)	485	460	12	10	—	—	3

Total contractual cash obligations(4)(5)(6)	$6,534	$1,426	$796	$181	$404	$630	$3,097

(1)
Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

(2)
Interest payments exclude the impact of our interest rate swaps.

(3)
Purchase obligations consist primarily of commitments for purchases of goods and services.

(4)
The above table does not reflect unrecognized income tax benefits of $501 million and related accrued interest and penalties of $60 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(5)
The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $62 million to pension plans in fiscal 2018, before consideration of any voluntary contributions. See Note 14 to the

  Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.

(6)
Other long-term liabilities of $482 million are excluded from the above table as we are unable to estimate the timing of payment for these items.

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

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2018 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At fiscal year end 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $298 million.

Critical Accounting Policies and Estimates

        The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. We believe the following accounting policies are the most critical as they require significant judgments and assumptions that involve inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

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

        Contract revenues for construction related projects, which are generated in the Communications Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to unbilled receivables on construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

Goodwill and Other Intangible Assets

        Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with determinable lives primarily include intellectual property, consisting of patents, trademarks, and unpatented technology, and customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. Evaluations of the remaining useful lives of determinable-lived intangible assets are performed on a periodic basis and when events and circumstances warrant.

        We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment that constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2017, we had six reporting units, five of which contained goodwill. There were two reporting units in each of our three segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2017 and determined that no impairment existed.

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

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of taxable income. In estimating future taxable income, we develop assumptions including the amount of pre-tax operating income in various tax jurisdictions, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

        In addition, the calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, Income Taxes, we recognize liabilities for tax and related interest for issues in tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest. These tax liabilities and related interest are recorded in income taxes and accrued and other current liabilities on the Consolidated Balance Sheets.

Pension Liabilities

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

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2017, a 25-basis point decrease in the discount rate would have increased the present value of our pension obligations by $134 million; a 25-basis point increase would have decreased the present value of our pension obligations by $120 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50-basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2017 pension expense by $11 million.

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 105%. Based on the funded status of the plans as of fiscal year end 2017, our target asset allocation is 45% equity and 55% fixed income.

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

        Organic net sales growth provides useful information about our results and the trends of our business. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP financial measures in its decision-making processes related to the operations of our reportable segments and our overall company. It is also a significant component in our incentive compensation plans. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in "Results of Operations" and "Segment Results" provide reconciliations of organic net sales growth to net sales growth calculated in accordance with GAAP.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position is routinely subject to a variety of risks, including market risks associated with interest rate and foreign currency movements on outstanding debt and non-U.S. dollar denominated assets and liabilities and commodity price movements. We utilize established risk management policies and procedures in executing derivative financial instrument transactions to manage a portion of these risks.

        We do not execute transactions or hold derivative financial instruments for trading or speculative purposes. Substantially all counterparties to derivative financial instruments are limited to major financial institutions with at least an A/A2 credit rating. There is no significant concentration of exposures with any one counterparty.

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts, foreign currency forward contracts, and foreign currency swap contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts, foreign currency forward contracts, or foreign currency swap contracts from the fiscal year end 2017 market rates would have changed the unrealized value of our contracts by $122 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts, foreign currency forward contracts, or foreign currency swap contracts from the fiscal year end 2016 market rates would have changed the unrealized value of our contracts by $112 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

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

        Based on our floating rate debt balances at fiscal year end 2017 and 2016, an increase in the levels of the U.S. dollar interest rates by 0.5%, with all other variables held constant, would have resulted in an immaterial increase in interest expense in both fiscal 2017 and 2016.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2017, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $20 million and had a notional value of $314 million. At fiscal year end 2016, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $11 million and had a notional value of $232 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2017 prices would have changed the unrealized value of our forward contracts by $33 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2016 prices would have changed the unrealized value of our forward contracts by $24 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

    Consolidated Balance Sheets as of September 29, 2017 and September 30, 2016

    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2017.

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

Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 29, 2017.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 29, 2017, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 29, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers, and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders (the "2018 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2018 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Corporate Responsibility—Governance—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Officer Compensation," and "Compensation of Non-Employee Directors" in our 2018 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2018 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of fiscal year end 2017 with respect to common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan, amended and restated as of March 8, 2017(1)	9,031,547	$55.12	21,065,385
Equity compensation plans not approved by security holders:
Equity awards under the 2010 Stock and Incentive Plan, amended and restated as of March 9, 2017(2)	1,451,893	60.88	1,733,230

Total	10,483,440		22,798,615

(1)
The TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the "2017 Plan"), provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, "Awards") to board members, officers, and non-officer employees. The 2017 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2017 Plan.

(2)
In connection with the acquisition of ADC Telecommunications, Inc. ("ADC") in fiscal 2011, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8 and renamed the primary ADC plan the TE Connectivity Ltd. 2010 Stock and Incentive Plan, amended and restated as of March 9, 2017 (the "2010 Plan"). Grants under the 2010 Plan are settled in TE Connectivity common shares.

(3)
Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.

(4)
The 2017 Plan and the 2010 Plan apply weightings of 1.80 and 1.21, respectively, to outstanding nonvested restricted, performance, and deferred share units. The remaining shares issuable under both the 2017 Plan and the 2010 Plan are increased by forfeitures and cancellations, among other factors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2018 Proxy Statement under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2018 Proxy Statement under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

				Incorporated by Reference Herein
Exhibit Number
			Description	Form	Exhibit		Filing Date
2.1			Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	2.1		July 5, 2007

2.2		†	Stock and Asset Purchase Agreement, dated as of January 27, 2015, by and among TE Connectivity Ltd., CommScope Holding Company, Inc. and CommScope, Inc.	Current Report on Form 8-K	2.1		January 29, 2015

2.3		†	Share Purchase Agreement dated as of February 1, 2016 by and between TE Connectivity Ltd. and Cregstar Holdco Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2016	2.1		April 21, 2016

3.1			Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1		May 16, 2017

3.2			Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2		March 6, 2015

4.1(a	)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a	)	December 14, 2007

4.1(b	)		Second Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(c	)	December 14, 2007

4.1(c	)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d	)	December 14, 2007

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
4.1(d	)	Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010	Current Report on Form 8-K	4.1	December 20, 2010

4.1(e	)	Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012	Current Report on Form 8-K	4.2	February 3, 2012

4.1(f	)	Eighth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of November 25, 2013	Current Report on Form 8-K	4.1	November 25, 2013

4.1(g	)	Ninth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.1	July 31, 2014

4.1(h	)	Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014

4.1(i	)	Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015

4.1(j	)	Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016

4.1(k	)	Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017

10.1		Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	10.1	July 5, 2007

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.2		Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011	Current Report on Form 8-K	10.1	June 27, 2011

10.3		First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent	Current Report on Form 8-K	10.1	August 2, 2013

10.4		Second Amendment to the Five-Year Senior Credit Agreement dated as of December 9, 2015 by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto, and Deutsche Bank AG New York Branch, as existing administrative agent, and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	December 9, 2015

10.5	‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of March 8, 2017)	Current Report on Form 8-K	10.1	March 9, 2017

10.6	‡*	TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated)

10.7	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011

10.8	‡*	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017

10.9	‡	Form of Restricted Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.4	January 24, 2011

10.10	‡*	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2017

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.11	‡	Form of Performance Stock Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012	10.1	January 25, 2013

10.12	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in Fiscal Year 2016 and Fiscal Year 2017	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.11	November 15, 2016

10.13	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2018

10.14	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015

10.15	‡	TE Connectivity Severance Plan for U.S. Executives (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.11	November 10, 2015

10.16	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007

10.17	‡	Tyco Electronics Corporation Supplemental Savings and Retirement Plan	Annual Report on Form 10-K for the fiscal year ended September 25, 2009	10.13	November 18, 2009

10.18	‡	Tyco Electronics Ltd. UK Savings Related Share Plan	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.23	December 14, 2007

10.19		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016

10.20	‡*	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated March 9, 2017)

10.21	‡	Employment Agreement between Thomas J. Lynch and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.1	December 16, 2015

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.22	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015

10.23	‡	Employment Agreement between Joseph B. Donahue and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.4	December 16, 2015

10.24	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015

10.25	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016

21.1	*	Subsidiaries of TE Connectivity Ltd.

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 29, 2017, filed on November 14, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

†
The schedules to the Stock and Asset Purchase Agreement and Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any schedule so furnished.

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

        Date: November 14, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE R. CURTIN Terrence R. Curtin	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2017
/s/ HEATH A. MITTS Heath A. Mitts	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2017
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 14, 2017
* Pierre R. Brondeau	Director	November 14, 2017
* Carol A. Davidson	Director	November 14, 2017
* William A. Jeffrey	Director	November 14, 2017

Signature	Title	Date

* Thomas J. Lynch	Director	November 14, 2017
* Yong Nam	Director	November 14, 2017
* Daniel J. Phelan	Director	November 14, 2017
* Paula A. Sneed	Director	November 14, 2017
* Abhijit Y. Talwalkar	Director	November 14, 2017
* Mark C. Trudeau	Director	November 14, 2017
* John C. Van Scoter	Director	November 14, 2017
* Laura H. Wright	Director	November 14, 2017
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

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2017 and September 30, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TE Connectivity Ltd.:

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the fiscal year ended September 29, 2017, and our report dated November 14, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 14, 2017

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

	Fiscal
	2017	2016	2015
	(in millions, except per share data)
Net sales	$13,113	$12,238	$12,233
Cost of sales	8,663	8,205	8,146

Gross margin	4,450	4,033	4,087
Selling, general, and administrative expenses	1,591	1,463	1,504
Research, development, and engineering expenses	658	644	627
Acquisition and integration costs	6	22	55
Restructuring and other charges, net	148	2	152

Operating income	2,047	1,902	1,749
Interest income	20	19	17
Interest expense	(130)	(127)	(136)
Other expense, net	(9)	(632)	(55)

Income from continuing operations before income taxes	1,928	1,162	1,575
Income tax (expense) benefit	(255)	779	(337)

Income from continuing operations	1,673	1,941	1,238
Income from discontinued operations, net of income taxes	10	68	1,182

Net income	$1,683	$2,009	$2,420

Basic earnings per share:
Income from continuing operations	$4.71	$5.30	$3.06
Income from discontinued operations	0.03	0.19	2.92
Net income	4.74	5.49	5.98
Diluted earnings per share:
Income from continuing operations	$4.67	$5.26	$3.01
Income from discontinued operations	0.03	0.18	2.88
Net income	4.70	5.44	5.89
Dividends paid per common share	$1.54	$1.40	$1.24
Weighted-average number of shares outstanding:
Basic	355	366	405
Diluted	358	369	411

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

	Fiscal
	2017	2016	2015
	(in millions)
Net income	$1,683	$2,009	$2,420
Other comprehensive income (loss):
Currency translation	37	(92)	(312)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	330	(88)	(46)
Gains on cash flow hedges, net of income taxes	15	11	2

Other comprehensive income (loss)	382	(169)	(356)

Comprehensive income.	$2,065	$1,840	$2,064

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 29, 2017 and September 30, 2016

	Fiscal Year End
	2017	2016
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$1,218	$647
Accounts receivable, net of allowance for doubtful accounts of $21 and $17, respectively	2,290	2,046
Inventories	1,813	1,596
Prepaid expenses and other current assets	605	486

Total current assets	5,926	4,775
Property, plant, and equipment, net	3,400	3,052
Goodwill	5,651	5,492
Intangible assets, net	1,841	1,879
Deferred income taxes	2,141	2,111
Other assets	444	299

Total Assets	$19,403	$17,608

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$710	$331
Accounts payable	1,436	1,090
Accrued and other current liabilities	1,626	1,437
Deferred revenue	75	208

Total current liabilities	3,847	3,066
Long-term debt	3,634	3,739
Long-term pension and postretirement liabilities	1,160	1,502
Deferred income taxes	236	207
Income taxes	293	247
Other liabilities	482	362

Total Liabilities	9,652	9,123

Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued, and 382,835,381 shares authorized and issued, respectively	157	168
Contributed surplus	—	1,801
Accumulated earnings	10,175	8,682
Treasury shares, at cost, 5,356,369 and 27,554,005 shares, respectively	(421)	(1,624)
Accumulated other comprehensive loss	(160)	(542)

Total Shareholders' Equity	9,751	8,485

Total Liabilities and Shareholders' Equity	$19,403	$17,608

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

	Common Shares		Treasury Shares
							Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 26, 2014	419	$184	(11)	$(644)	$5,231	$4,253	$(17)	$9,007
Net income	—	—	—	—	—	2,420	—	2,420
Other comprehensive loss	—	—	—	—	—	—	(356)	(356)
Share-based compensation expense	—	—	—	—	95	—	—	95
Dividends approved	—	—	—	—	(526)	—	—	(526)
Exercise of share options	—	—	3	103	—	—	—	103
Restricted share award vestings and other activity	—	—	1	143	(138)	—	—	5
Repurchase of common shares	—	—	(18)	(1,163)	—	—	—	(1,163)
Cancellation of treasury shares	(5)	(2)	5	305	(303)	—	—	—

Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585

Net income	—	—	—	—	—	2,009	—	2,009
Other comprehensive loss	—	—	—	—	—	—	(169)	(169)
Share-based compensation expense	—	—	—	—	91	—	—	91
Dividends approved	—	—	—	—	(512)	—	—	(512)
Exercise of share options	—	—	2	90	—	—	—	90
Restricted share award vestings and other activity	—	—	2	146	(145)	—	—	1
Repurchase of common shares	—	—	(43)	(2,610)	—	—	—	(2,610)
Cancellation of treasury shares	(31)	(14)	31	2,006	(1,992)	—	—	—

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485

Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	1,683	—	1,683
Other comprehensive income	—	—	—	—	—	—	382	382
Share-based compensation expense	—	—	—	—	99	—	—	99
Dividends approved	—	—	—	—	(564)	—	—	(564)
Exercise of share options	—	—	3	117	—	—	—	117
Restricted share award vestings and other activity	—	—	2	195	(184)	(6)	—	5
Repurchase of common shares	—	—	(8)	(621)	—	—	—	(621)
Cancellation of treasury shares	(26)	(11)	26	1,512	(1,152)	(349)	—	—

Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

	Fiscal
	2017	2016	2015
	(in millions)
Cash Flows From Operating Activities:
Net income	$1,683	$2,009	$2,420
Income from discontinued operations, net of income taxes	(10)	(68)	(1,182)

Income from continuing operations	1,673	1,941	1,238
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	635	585	616
Deferred income taxes	(75)	178	40
Provision for losses on accounts receivable and inventories	19	17	36
Tax sharing expense	8	632	52
Share-based compensation expense	99	91	89
Gain on divestiture	—	(144)	—
Other	10	102	126
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(253)	116	(210)
Inventories	(211)	16	(220)
Prepaid expenses and other current assets	(72)	282	36
Accounts payable	308	(75)	(5)
Accrued and other current liabilities	225	(4)	(155)
Deferred revenue	(137)	26	12
Income taxes	7	(1,764)	(52)
Other	86	45	33

Net cash provided by continuing operating activities	2,322	2,044	1,636
Net cash provided by (used in) discontinued operating activities	(1)	(97)	294

Net cash provided by operating activities	2,321	1,947	1,930

Cash Flows From Investing Activities:
Capital expenditures	(702)	(628)	(600)
Proceeds from sale of property, plant, and equipment	19	8	17
Acquisition of businesses, net of cash acquired	(250)	(1,336)	(1,725)
Proceeds from divestiture of business, net of cash retained by sold business	4	333	—
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	(19)	2,957
Other	(3)	61	12

Net cash provided by (used in) continuing investing activities	(932)	(1,581)	661
Net cash used in discontinued investing activities	—	—	(25)

Net cash provided by (used in) investing activities	(932)	(1,581)	636

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	(330)	330	(328)
Proceeds from issuance of debt	589	352	617
Repayment of debt	—	(501)	(473)
Proceeds from exercise of share options	117	90	103
Repurchase of common shares	(614)	(2,787)	(1,023)
Payment of common share dividends to shareholders	(546)	(509)	(502)
Transfers (to) from discontinued operations	(1)	(97)	269
Other	(30)	(30)	(17)

Net cash used in continuing financing activities	(815)	(3,152)	(1,354)
Net cash provided by (used in) discontinued financing activities	1	97	(269)

Net cash used in financing activities	(814)	(3,055)	(1,623)

Effect of currency translation on cash	(4)	7	(71)
Net increase (decrease) in cash and cash equivalents	571	(2,682)	872
Cash and cash equivalents at beginning of fiscal year	647	3,329	2,457

Cash and cash equivalents at end of fiscal year	$1,218	$647	$3,329

Supplemental Cash Flow Information:
Interest paid	$128	$117	$128
Income taxes paid, net of refunds	323	806	350

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

  Description of the Business

        TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") is a global technology and manufacturing leader creating a safer, sustainable, productive, and connected future. For more than 75 years, our connectivity and sensor solutions, proven in the harshest environments, have enabled advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

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

  •
  Communications Solutions.  The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. We are also a leader in developing, manufacturing, installing, and maintaining some of the world's most advanced subsea fiber optic communications systems.

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

  Fiscal Year

        We have a 52- or 53-week fiscal year that ends on the last Friday of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal 2017, 2016, and 2015 ended on September 29, 2017, September 30, 2016, and September 25, 2015, respectively. Fiscal 2017 and 2015 were 52 weeks in length. Fiscal 2016 was a 53-week year.

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

        Contract revenues for construction related projects, which are generated in the Communications Solutions segment, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to unbilled receivables on construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

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

        We provide certain distributors with an inventory allowance for returns or scrap equal to a percentage of qualified purchases. A reserve for estimated returns and scrap allowances is established at the time of the sale based on an agreed-upon, fixed percentage of sales to distributors and is recorded as a reduction of sales.

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

  Goodwill and Other Intangible Assets

        Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with determinable lives primarily include intellectual property, consisting of patents, trademarks, and unpatented technology, and customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally amortized on a straight-line basis. Evaluations of the remaining useful lives of determinable-lived intangible assets are performed on a periodic basis and when events and circumstances warrant.

        At fiscal year end 2017, we had six reporting units, five of which contained goodwill. There were two reporting units in each of our three segments. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        When testing for goodwill impairment, we perform a step I goodwill impairment test to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, goodwill may be impaired and a step II

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

goodwill impairment test is performed to measure the amount of impairment, if any. In the step II goodwill impairment test, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is determined in a manner consistent with how goodwill is recognized in a business combination. We allocate the fair value of a reporting unit to the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

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

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2017, 2016, and 2015 were $595 million, $566 million, and $540 million, respectively.

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

        The calculation of our tax liabilities includes estimates for uncertainties in the application of complex tax regulations across multiple global jurisdictions where we conduct our operations. Under the uncertain tax position provisions of ASC 740, we recognize liabilities for tax and related interest for issues in tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and related interest will be due. These tax liabilities and related interest are reflected net of the impact of related tax loss carryforwards, as such tax loss carryforwards will be applied against these tax liabilities and will reduce the amount of cash tax payments due upon the eventual settlement with the tax authorities. These estimates may change due to changing facts and circumstances. Due to the complexity of these uncertainties, the ultimate resolution may result in a settlement that differs from our current estimate of the tax liabilities and related interest.

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

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2017, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

        Derivative financial instruments measured at fair value on a recurring basis are generally valued using level 2 inputs.

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

  Pension Liabilities

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

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2017, 2016, and 2015.

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

  Recently Issued Accounting Pronouncements

        In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, an update to ASC 740, Income Taxes. This new guidance requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory in the period in which the transfer occurs. The update, which we will adopt on a modified retrospective basis, is effective for us in the first quarter of fiscal 2019. Based on amounts recorded as of September 29, 2017, adoption would result in approximately a $120 million cumulative-effect adjustment to beginning accumulated earnings and a $120 million decrease in total assets, primarily in other assets. Future transactions prior to adoption of this update could significantly change the impact at adoption.

        In February 2016, the FASB issued ASU No. 2016-02 which codified ASC 842, Leases. This guidance, which requires lessees to recognize a lease liability and a right-of-use asset for most leases, is effective for us in the first quarter of fiscal 2020. We will adopt the new standard using a modified retrospective transition approach which requires application of the new guidance for all periods presented. We are currently assessing the impact that adoption will have on our financial position.

        In May 2014, the FASB issued ASU No. 2014-09 which codified ASC topic 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us in the first quarter of fiscal 2019 and allows for either a full retrospective or a modified retrospective approach at adoption. We are continuing to assess the impact of adopting ASC 606. Based on the initial evaluation of our current

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

contracts and revenue streams, we do not expect that adoption will have a material impact on our results of operations or financial position and plan to adopt the new standard using the modified retrospective approach. We are in the process of identifying necessary changes to accounting policies, processes, financial statement disclosures, internal controls, and systems to enable compliance with this new standard. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2019.

  Recently Adopted Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, an update to ASC 718, Compensation—Stock Compensation, to simplify various aspects of accounting for share-based payments to employees. We elected to early adopt this update in fiscal 2017. The provisions of the update addressing the accounting for excess tax benefits and deficiencies were adopted using a modified retrospective transition approach, with a cumulative-effect adjustment to beginning accumulated earnings and a corresponding increase in deferred tax assets of $165 million. The provision of the update addressing the presentation on the statement of cash flows of employee taxes paid via the withholding of shares was applied retrospectively and did not have a material impact on our Consolidated Financial Statements. Adoption of other provisions, which were applied prospectively, also did not have a material impact on our Consolidated Financial Statements.

3. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	Fiscal
	2017	2016	2015
	(in millions)
Restructuring charges, net	$147	$125	$93
Gain on divestiture	—	(144)	—
Other charges, net	1	21	59

	$148	$2	$152

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Transportation Solutions	$67	$39	$6
Industrial Solutions	72	28	29
Communications Solutions	8	58	58

Restructuring charges, net	$147	$125	$93

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves is summarized as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2017 Activity:
Fiscal 2017 Actions:
Employee severance	$—	$143	$(5)	$(40)	$—	$5	$103
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	154	(5)	(41)	(9)	5	104

Fiscal 2016 Actions:
Employee severance	54	8	(9)	(27)	—	—	26
Facility and other exit costs	—	3	—	(3)	—	—	—

Total	54	11	(9)	(30)	—	—	26

Fiscal 2015 Actions:
Employee severance	13	—	(2)	(4)	—	(1)	6

Pre-Fiscal 2015 Actions:
Employee severance	12	—	(3)	(3)	—	(2)	4
Facility and other exit costs	12	1	—	(4)	—	—	9

Total	24	1	(3)	(7)	—	(2)	13

Total fiscal 2017 activity	$91	$166	$(19)	$(82)	$(9)	$2	$149

Fiscal 2016 Activity:
Fiscal 2016 Actions:
Employee severance	$—	$86	$—	$(32)	$—	$—	$54
Facility and other exit costs	—	3	—	(3)	—	—	—
Property, plant, and equipment	—	41	—	—	(41)	—	—

Total	—	130	—	(35)	(41)	—	54

Fiscal 2015 Actions:
Employee severance	45	3	(4)	(31)	—	—	13
Facility and other exit costs	1	—	—	(1)	—	—	—

Total	46	3	(4)	(32)	—	—	13

Pre-Fiscal 2015 Actions:
Employee severance	24	—	(6)	(8)	—	2	12
Facility and other exit costs	14	2	—	(4)	—	—	12

Total	38	2	(6)	(12)	—	2	24

Total fiscal 2016 activity	$84	$135	$(10)	$(79)	$(41)	$2	$91

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation and Other	Balance at End of Fiscal Year
	(in millions)
Fiscal 2015 Activity:
Fiscal 2015 Actions:
Employee severance	$—	$68	$—	$(23)	$—	$—	$45
Facility and other exit costs	—	3	—	(2)	—	—	1
Property, plant, and equipment	—	21	—	—	(21)	—	—

Total	—	92	—	(25)	(21)	—	46

Pre-Fiscal 2015 Actions:
Employee severance	91	2	(4)	(54)	—	(11)	24
Facility and other exit costs	23	3	—	(13)	—	1	14

Total	114	5	(4)	(67)	—	(10)	38

Total fiscal 2015 activity	$114	$97	$(4)	$(92)	$(21)	$(10)	$84

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during fiscal 2017, we recorded net restructuring charges of $149 million. We expect to complete all restructuring actions commenced during fiscal 2017 by the end of fiscal 2019 and to incur total charges of approximately $160 million with remaining charges primarily related to employee severance.

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2017 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$75	$72	$3
Industrial Solutions	77	75	2
Communications Solutions	8	2	6

Total	$160	$149	$11

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during fiscal 2017 and 2016, we recorded net restructuring charges of $2 million and $130 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur total charges of approximately $155 million with remaining charges related primarily to employee severance.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        The following table summarizes expected, incurred, and remaining charges for the fiscal 2016 program by segment:

	Total Expected Charges	Cumulative Charges Incurred	Remaining Expected Charges
	(in millions)
Transportation Solutions	$38	$37	$1
Industrial Solutions	28	28	—
Communications Solutions	89	67	22

Total	$155	$132	$23

  Fiscal 2015 Actions

        During fiscal 2015, we initiated a restructuring program associated with headcount reductions and product line closures, primarily impacting the Communications Solutions and Industrial Solutions segments. In connection with this program, during fiscal 2017, 2016, and 2015, we recorded net restructuring credits of $2 million, credits of $1 million, and charges of $92 million, respectively. We do not expect to incur any additional charges related to restructuring programs commenced in fiscal 2015.

  Pre-Fiscal 2015 Actions

        During fiscal 2017, 2016, and 2015, we recorded net restructuring credits of $2 million, credits of $4 million, and charges of $1 million, respectively, related to pre-fiscal 2015 actions. We do not expect to incur any additional charges related to pre-fiscal 2015 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2017	2016
	(in millions)
Accrued and other current liabilities	$130	$64
Other liabilities	19	27

Restructuring reserves	$149	$91

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges, Net (Continued)

        During fiscal 2015, we incurred costs of $59 million, consisting primarily of $36 million of legal and professional fees and $18 million of charges associated with the exit of a facility. These costs were incurred in connection with the sale of our Broadband Network Solutions ("BNS") business but were not directly related to the business sold and accordingly were recorded in continuing operations. See Note 4 for additional information regarding the divestiture of BNS.

4. Discontinued Operations

        The following table presents certain components of income from discontinued operations, net of income taxes:

	Fiscal
	2017	2016	2015
	(in millions)
Net sales from discontinued operations	$—	$—	$1,595

Pre-tax income from discontinued operations	$3	$30	$118
Pre-tax gain on sale of discontinued operations	3	29	1,105
Income tax (expense) benefit	4	9	(41)

Income from discontinued operations, net of income taxes	$10	$68	$1,182

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

        In fiscal 2006, the former shareholders of Com-Net initiated a lawsuit related to our fiscal 2001 acquisition of Com-Net. In October 2015, the Court of Common Pleas in Allegheny County, Pennsylvania entered final judgment in favor of the sellers and against us for $127 million plus costs. Consequently, we recorded a reserve and pre-tax charges of $127 million during fiscal 2015. During fiscal 2016, we settled all matters in dispute and paid the sellers an aggregate amount of $96 million. In connection with the settlements, we recorded pre-tax credits of $30 million, representing a release of excess reserves, during fiscal 2016. These amounts were reflected in income from discontinued operations on the Consolidated Statements of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009.

        The BNS and Wireless Systems businesses met the discontinued operations criteria and were reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the BNS and Wireless Systems businesses were included in the former Network Solutions and Wireless Systems segments, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions

  Fiscal 2017 Acquisitions

        During fiscal 2017, we acquired two businesses for a combined cash purchase price of $250 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

  Fiscal 2016 Acquisitions

        In fiscal 2016, we acquired four businesses, including the Creganna Medical group, for a combined cash purchase price of $1.3 billion, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

(in millions)
Cash and cash equivalents	$77
Other current assets	97
Goodwill	802
Intangible assets	530
Other non-current assets	73

Total assets acquired	1,579

Current liabilities	46
Deferred income taxes	100
Other non-current liabilities	20

Total liabilities assumed	166

Net assets acquired	1,413
Cash and cash equivalents acquired	(77)

Net cash paid	$1,336

        The fair values assigned to intangible assets were determined using the income approach, specifically the relief from royalty and the multi-period excess earnings methods. Both valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

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

        Goodwill of $802 million was recognized in these transactions, representing the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed. This goodwill is attributable primarily to cost savings and other synergies related to operational efficiencies including the consolidation of manufacturing, marketing, and general and administrative functions. The goodwill has been allocated to the Industrial Solutions and Transportation Solutions segments and is not deductible for tax purposes. However, prior to being acquired by us, one of the fiscal 2016 acquisitions completed certain acquisitions that resulted in goodwill with an estimated value of $15 million that is deductible primarily for U.S. tax purposes, which we will deduct through 2025.

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

        The fair values assigned to intangible assets were determined using the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

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

  Pro Forma Financial Information

        The following unaudited pro forma financial information reflects our consolidated results of operations had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015 and the Measurement Specialties acquisition occurred at the beginning of fiscal 2014:

	Pro Forma for Fiscal
	2016	2015
	(in millions, except per share data)
Net sales	$12,471	$12,613
Net income	2,038	2,448
Diluted earnings per share	$5.52	$5.96

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2017	2016
	(in millions)
Raw materials	$306	$241
Work in progress	580	504
Finished goods	810	669
Inventoried costs on long-term contracts	117	182

Inventories	$1,813	$1,596

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2017	2016
	(in millions)
Land and improvements	$178	$159
Buildings and improvements	1,399	1,272
Machinery and equipment	7,306	6,890
Construction in process	697	567

Gross property, plant, and equipment	9,580	8,888
Accumulated depreciation	(6,180)	(5,836)

Property, plant, and equipment, net	$3,400	$3,052

        Depreciation expense was $466 million, $436 million, and $463 million in fiscal 2017, 2016, and 2015, respectively.

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
Fiscal year end 2015(1)	$1,863	$2,253	$708	$4,824
Acquisitions	60	776	—	836
Divestiture of business	—	—	(117)	(117)
Currency translation	(20)	(24)	(7)	(51)

Fiscal year end 2016(1)	1,903	3,005	584	5,492
Acquisitions	82	14	—	96
Currency translation	26	28	9	63

Fiscal year end 2017(1)	$2,011	$3,047	$593	$5,651

(1)
At fiscal year end 2017, 2016, and 2015, accumulated impairment losses for the Transportation Solutions and Industrial Solutions segments were $2,191 million and $669 million, respectively. Accumulated impairment

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill (Continued)

  losses for the Communications Solutions segment were $1,514 million at fiscal year end 2017 and 2016 and $1,626 million at fiscal year end 2015.

        During fiscal 2017, we acquired two businesses and recognized goodwill of $130 million, which benefitted the Transportation Solutions and Industrial Solutions segments. During fiscal 2016, we acquired four businesses and recognized goodwill of $836 million, which benefited the Industrial Solutions and Transportation Solutions segments. In fiscal 2017, we finalized the purchase price allocation of our fiscal 2016 acquisitions, and the associated goodwill was reduced to $802 million. This reduction, which was primarily within the Industrial Solutions segment, is reflected in fiscal 2017 acquisitions in the above table. See Note 5 for additional information regarding acquisitions.

        During fiscal 2016, net goodwill of $117 million was written-off in connection with the sale of our CPD business. See Note 3 for additional information regarding the divestiture of CPD.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2017 and determined that no impairment existed.

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,433	$(300)	$1,133	$1,332	$(212)	$1,120
Intellectual property	1,263	(575)	688	1,300	(563)	737
Other	36	(16)	20	36	(14)	22

Total	$2,732	$(891)	$1,841	$2,668	$(789)	$1,879

        Intangible asset amortization expense was $169 million, $149 million, and $153 million for fiscal 2017, 2016, and 2015, respectively. The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2018	$184
Fiscal 2019	181
Fiscal 2020	174
Fiscal 2021	171
Fiscal 2022	170
Thereafter	961

Total	$1,841

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2017	2016
	(in millions)
Accrued payroll and employee benefits	$596	$431
Dividends payable to shareholders	281	263
Income taxes payable	121	149
Restructuring reserves	130	64
Interest payable	58	56
Other	440	474

Accrued and other current liabilities	$1,626	$1,437

11. Debt

        Debt was as follows:

	Fiscal Year End
	2017	2016
	(in millions)
Commercial paper, at a weighted-average interest rate of 0.69% at fiscal year end 2016	$—	$330
6.55% senior notes due 2017	708	708
2.375% senior notes due 2018	325	325
2.35% senior notes due 2019	250	250
4.875% senior notes due 2021	250	250
3.50% senior notes due 2022	500	500
1.10% euro-denominated senior notes due 2023	650	618
3.45% senior notes due 2024	350	250
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	—
7.125% senior notes due 2037	477	477
Other	96	3

Total principal debt	4,356	4,061
Unamortized discounts and debt issuance costs	(26)	(26)
Effects of fair value hedge-designated interest rate swaps	14	35

Total debt	$4,344	$4,070

        During August 2017, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $400 million aggregate principal amount of 3.125% senior notes due August 2027 and $100 million aggregate principal amount of 3.45% senior notes due August 2024. The 3.45% senior notes were issued under an existing indenture under which TEGSA had previously issued $250 million aggregate principal amount. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at fiscal year end 2017 or 2016.

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

        Principal payments required for debt are as follows:

(in millions)
Fiscal 2018	$710
Fiscal 2019	580
Fiscal 2020	—
Fiscal 2021	250
Fiscal 2022	500
Thereafter	2,316

Total	$4,356

        The fair value of our debt, based on indicative valuations, was approximately $4,622 million and $4,424 million at fiscal year end 2017 and 2016, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2017, we concluded that it was probable that we would incur investigation and remediation costs at these sites in the range of $15 million to $43 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

  Leases

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these operating leases was $153 million, $143 million, and $141 million for fiscal 2017, 2016, and 2015, respectively. At fiscal year end 2017, future minimum lease payments under non-cancelable operating lease obligations were as follows:

(in millions)
Fiscal 2018	$110
Fiscal 2019	85
Fiscal 2020	62
Fiscal 2021	51
Fiscal 2022	42
Thereafter	104

Total	$454

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        At fiscal year end 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $298 million.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $50 million and $48 million at fiscal year end 2017 and 2016, respectively.

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

        The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2017, 2016, and 2015.

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

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,110 million and $3,480 million at fiscal year end 2017 and 2016, respectively. The impacts of our hedging program were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Foreign exchange gains (losses)	$(74)	$(45)	$353

These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive income (loss), offsetting foreign exchange losses and gains attributable to the translation of the net investment. See Note 19 for additional information.

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

        At fiscal year end 2017 and 2016, our commodity hedges had notional values of $314 million and $232 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at fiscal year end 2017 and 2016.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our U.S. and non-U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans			Non-U.S. Plans
	Fiscal			Fiscal
	2017	2016	2015	2017	2016	2015
	($ in millions)
Service cost	$12	$9	$9	$50	$48	$45
Interest cost	43	50	48	35	52	58
Expected return on plan assets	(53)	(59)	(67)	(68)	(68)	(72)
Amortization of net actuarial loss	40	40	25	41	36	33
Other	—	—	—	(4)	(6)	(5)

Net periodic pension benefit cost	$42	$40	$15	$54	$62	$59

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	3.58%	4.38%	4.34%	1.44%	2.50%	2.77%
Expected return on plan assets	5.93%	6.97%	7.20%	5.21%	5.98%	6.46%
Rate of compensation increase	—%	—%	—%	2.52%	2.81%	2.86%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2017	2016	2017	2016
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$1,250	$1,170	$2,535	$2,188
Service cost	12	9	50	48
Interest cost	43	50	35	52
Actuarial loss	(34)	102	(301)	368
Benefits and administrative expenses paid	(82)	(81)	(69)	(85)
Currency translation	—	—	29	(63)
Other	2	—	13	27

Benefit obligation at end of fiscal year	1,191	1,250	2,292	2,535

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	929	879	1,371	1,167
Actual return on plan assets	115	130	49	261
Employer contributions	1	1	47	66
Benefits and administrative expenses paid	(82)	(81)	(69)	(85)
Currency translation	—	—	(2)	(59)
Other	—	—	6	21

Fair value of plan assets at end of fiscal year	963	929	1,402	1,371

Funded status	$(228)	$(321)	$(890)	$(1,164)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$—	$50	$—
Accrued and other current liabilities	(5)	(5)	(22)	(20)
Long-term pension and postretirement liabilities	(223)	(316)	(918)	(1,144)

Net amount recognized	$(228)	$(321)	$(890)	$(1,164)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	3.77%	3.58%	1.87%	1.44%
Rate of compensation increase	—%	—%	2.53%	2.52%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all U.S. and non-U.S. defined benefit pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
	Fiscal		Fiscal
	2017	2016	2017	2016
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$428	$436	$839	$711
Current year change recorded in accumulated other comprehensive income (loss)	(96)	32	(285)	164
Amortization reclassified to earnings	(40)	(40)	(41)	(36)

Unrecognized net loss at end of fiscal year	$292	$428	$513	$839

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$—	$—	$(70)	$(66)
Current year change recorded in accumulated other comprehensive income (loss)	2	—	5	(10)
Amortization reclassified to earnings(1)	—	—	6	6

Unrecognized prior service credit at end of fiscal year	$2	$—	$(59)	$(70)

(1)
Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        In fiscal 2017, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates and favorable asset performance for both U.S. and non-U.S. defined benefit pension plans as compared to fiscal 2016. In fiscal 2016, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates partially offset by favorable asset performance for both U.S. and non-U.S. defined benefit pension plans as compared to fiscal 2015.

        The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for U.S. and non-U.S. defined benefit pension plans in fiscal 2018 is expected to be $22 million and $24 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2018 is expected to be $6 million.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The long-term target asset allocation in our U.S. plans' master trust is 10% equity and 90% fixed income. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 105%. Based on the funded status of the plans as of fiscal year end 2017, our target asset allocation is 45% equity and 55% fixed income.

        Target weighted-average asset allocation and weighted-average asset allocation for U.S. and non-U.S. pension plans were as follows:

	U.S. Plans			Non-U.S. Plans
	Target	Fiscal Year End 2017	Fiscal Year End 2016	Target	Fiscal Year End 2017	Fiscal Year End 2016
Asset category:
Equity securities	45%	50%	45%	27%	30%	41%
Fixed income	55	50	55	52	49	33
Insurance contracts and other investments	—	—	—	19	19	24
Real estate investments	—	—	—	2	2	2

Total	100%	100%	100%	100%	100%	100%

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $6 million and $56 million to our U.S. and non-U.S. pension plans, respectively, in fiscal 2018. We may also make voluntary contributions at our discretion.

        Benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
Fiscal 2018	$75	$71
Fiscal 2019	71	76
Fiscal 2020	72	77
Fiscal 2021	73	79
Fiscal 2022	74	85
Fiscal 2023-2027	371	485

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Presented below is the accumulated benefit obligation for all U.S. and non-U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	U.S. Plans		Non-U.S. Plans
	Fiscal Year End		Fiscal Year End
	2017	2016	2017	2016
	(in millions)
Accumulated benefit obligation	$1,191	$1,250	$2,167	$2,389
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,191	1,250	1,402	2,380
Fair value of plan assets	963	929	581	1,361
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,191	1,250	1,524	2,534
Fair value of plan assets	963	929	583	1,371

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2017
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
U.S. equity securities(1)	$250	$—	$—	$250	$—	$—	$—	$—
Non-U.S. equity securities(1)	227	—	—	227	—	—	—	—
Commingled equity funds(2)	—	—	—	—	—	418	—	418
Fixed income:
Government bonds(3)	—	59	—	59	—	219	—	219
Corporate bonds(4)	—	351	—	351	—	8	—	8
Commingled bond funds(5)	—	48	—	48	—	455	—	455
Other(6)	—	16	—	16	—	180	117	297

Subtotal	$477	$474	$—	951	$—	$1,280	$117	1,397

Items to reconcile to fair value of plan assets(7)				12				5

Fair value of plan assets				$963				$1,402

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Changes in Level 3 assets in non-U.S. plans were primarily the result of purchases in fiscal 2017 and 2016.

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $68 million, $59 million, and $60 million for fiscal 2017, 2016, and 2015, respectively.

  Deferred Compensation Plans

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. Total deferred compensation liabilities were $157 million and $132 million at fiscal year end 2017 and 2016, respectively. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65. The accumulated postretirement benefit obligation was $20 million and $45 million at fiscal year end 2017 and 2016, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. The decrease in the accumulated postretirement benefit obligation during fiscal 2017 was primarily attributable to a plan curtailment that was recognized on the Consolidated Statement of Operations; activity during fiscal 2016 and 2015 was not significant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

Income Tax Expense (Benefit)

        Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Current income tax expense (benefit):
U.S.:
Federal	$(2)	$(1,115)	$(67)
State	9	(163)	12
Non-U.S.	323	321	352

	330	(957)	297

Deferred income tax expense (benefit):
U.S.:
Federal	(58)	173	87
State	(9)	20	5
Non-U.S.	(8)	(15)	(52)

	(75)	178	40

Income tax expense (benefit)	$255	$(779)	$337

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
U.S.	$(75)	$(115)	$(31)
Non-U.S.	2,003	1,277	1,606

Income from continuing operations before income taxes	$1,928	$1,162	$1,575

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Notional U.S. federal income tax expense at the statutory rate	$675	$407	$551
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax expense (benefit), net	—	(93)	11
Other expense—Tax Sharing Agreement(1)	3	221	18
Tax law changes	7	(3)	10
Tax credits	(9)	(10)	(9)
Non-U.S. net earnings(2)	(355)	(342)	(275)
Change in accrued income tax liabilities	24	(1,056)	(183)
Valuation allowance	(1)	97	(3)
Legal entity restructuring and intercompany transactions	(40)	39	211
Divestitures	—	(31)	—
Excess tax benefits from share-based payments	(40)	—	—
Other	(9)	(8)	6

Income tax expense (benefit)	$255	$(779)	$337

(1)
Net other expense pursuant to the Tax Sharing Agreement with Tyco International and Covidien is not taxable or deductible.

(2)
Excludes items which are separately presented.

        The income tax expense for fiscal 2017 included a $52 million income tax benefit associated with the tax impacts of certain intercompany transactions and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards, a $40 million income tax benefit related to share-based payments and the adoption of ASU No. 2016-09, and a $14 million income tax benefit associated with pre-separation tax matters. See Note 2 for additional information regarding recently adopted accounting pronouncements.

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

        In fiscal 2016, the increase to the valuation allowance for deferred tax assets primarily related to certain U.S. federal and state tax loss and credit carryforwards. Based on our forecast of taxable income for certain U.S. tax reporting groups, U.S. tax loss and credit carryforwards finalized as a result of settlement of the disputed debt matter with the IRS, and certain tax planning actions and strategies, we believed it was more likely than not that a portion of our deferred tax assets would not be realized.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The income tax expense for fiscal 2015 included a $264 million income tax benefit related to the effective settlement of all undisputed tax matters for the years 2001 through 2010, partially offset by a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties. Also, income tax expense for fiscal 2015 included an income tax charge of $29 million associated with the tax impacts of certain intercompany dividends related to the restructuring and sale of our BNS business.

        See "IRS Audits" below for additional information regarding settlements with the IRS.

Deferred Tax Assets and Liabilities

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2017	2016
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$356	$286
Tax loss and credit carryforwards	5,265	4,656
Inventories	48	46
Pension and postretirement benefits	231	349
Deferred revenue	8	11
Interest	366	470
Unrecognized income tax benefits	10	10
Other	22	32

	6,306	5,860

Deferred tax liabilities:
Intangible assets	(653)	(761)
Property, plant, and equipment	(22)	(15)
Other	(99)	(84)

	(774)	(860)

Net deferred tax asset before valuation allowance	5,532	5,000
Valuation allowance	(3,627)	(3,096)

Net deferred tax asset	$1,905	$1,904

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        Our tax loss and credit carryforwards (tax effected) at fiscal year end 2017 were as follows:

	Expiration Period
	Through Fiscal 2022	Fiscal 2023 Through Fiscal 2037	No Expiration	Total
	(in millions)
U.S. Federal:
Net operating loss carryforwards	$143	$1,171	$—	$1,314
Tax credit carryforwards	24	119	57	200
Capital loss carryforwards	10	—	—	10
U.S. State:
Net operating loss carryforwards.	52	49	—	101
Tax credit carryforwards	9	15	7	31
Non-U.S.:
Net operating loss carryforwards	11	998	2,568	3,577
Tax credit carryforwards	—	1	2	3
Capital loss carryforwards	—	—	29	29

Total tax loss and credit carryforwards	$249	$2,353	$2,663	$5,265

        The valuation allowance for deferred tax assets of $3,627 million and $3,096 million at fiscal year end 2017 and 2016, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. During fiscal 2017, tax loss and credit carryforwards increased due primarily to tax losses of $709 million (tax effected) generated in connection with the net write-down of investments in subsidiaries in certain jurisdictions, offset by the impacts of a statutory rate reduction in the same jurisdictions. The valuation allowance was increased by a corresponding amount due to the uncertainty of future realization of these tax losses. Additionally, the valuation allowance decreased by $165 million in connection with the adoption of ASU No. 2016-09 related to share-based payments. See Note 2 for additional information regarding recently adopted accounting pronouncements. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2017, certain subsidiaries had approximately $22 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

investments in subsidiaries. As of fiscal year end 2017, we had approximately $6.3 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that approximately $1.2 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

        As of fiscal year end 2017, we had total unrecognized income tax benefits of $501 million. If recognized in future years, $431 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. As of fiscal year end 2016, we had total unrecognized income tax benefits of $490 million. If recognized in future years, $370 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2017	2016	2015
	(in millions)
Balance at beginning of fiscal year	$490	$1,368	$1,595
Additions related to prior years tax positions	40	75	24
Reductions related to prior years tax positions	(9)	(817)	(291)
Additions related to current year tax positions	70	124	97
Acquisitions	—	4	—
Settlements	(4)	(205)	(29)
Reductions due to lapse of applicable statute of limitations	(86)	(59)	(28)

Balance at end of fiscal year	$501	$490	$1,368

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2017 and 2016, we had $60 million and $54 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2017, 2016, and 2015, we recognized income tax benefits of $5 million, benefits of $765 million, and expense of $7 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        As of fiscal year end 2017, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
China	2007 through 2017
Czech Republic	2014 through 2017
Germany	2013 through 2017
Hong Kong	2011 through 2017
Ireland	2012 through 2017
Italy	2013 through 2017
Japan	2011 through 2017
Korea	2012 through 2017
Luxembourg	2012 through 2017
Netherlands	2012 through 2017
Singapore	2012 through 2017
Spain	2013 through 2017
Switzerland	2012 through 2017
United Kingdom	2015 through 2017
U.S.—federal	2014 through 2017

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $40 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2017.

IRS Audits

  1997-2000 Audit Years

        As previously disclosed, in fiscal 2013, the IRS effectively settled its audit of all tax matters for the years 1997 through 2000, excluding one issue involving the tax treatment of certain intercompany debt transactions. In fiscal 2016, the U.S. Tax Court resolved all aspects of the disputed debt matter for the 1997 to 2000 audit cycle and the Appeals Division of the IRS effectively settled the intercompany debt issues on appeal for subsequent audit cycles (years 2001 to 2007). In connection with these developments, in fiscal 2016, we recognized an income tax benefit of $1,135 million, representing a reduction in tax reserves, and other expense of $604 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien. See Note 12 for further information regarding the Tax Sharing Agreement.

        During fiscal 2016, in connection with the disputed debt matter, we made a payment to the IRS of $443 million for tax deficiencies for which we were the primary obligor. Concurrent with remitting this

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

payment, we received net reimbursements of $303 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters.

  2001-2007 Audit Years

        In fiscal 2015, the IRS effectively settled its audit of tax matters for the years 2001 through 2007, excluding the disputed debt matter which was subsequently resolved during fiscal 2016 as discussed above. Consequently, in fiscal 2015, we recognized an income tax benefit of $201 million, representing a reduction in tax reserves for the matters that were effectively settled, and other expense of $84 million, representing a reduction of associated indemnification receivables, pursuant to the Tax Sharing Agreement with Tyco International and Covidien.

  2008-2010 Audit Years

        In fiscal 2015, the IRS effectively settled its audit of tax matters for the years 2008 through 2010, excluding the disputed debt matter which was subsequently resolved consistent with the terms of the disputed debt settlement discussed above. Consequently, in fiscal 2015, we recognized an income tax benefit of $63 million, representing a reduction in tax reserves for the matters that were effectively settled.

16. Other Expense, Net

        In fiscal 2017, 2016, and 2015, we recorded net other expense of $9 million, $632 million, and $55 million, respectively, primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien. The net other expense in fiscal 2016 included $604 million related to the effective settlement of tax matters for the years 1997 through 2000 which resolved all aspects of the disputed debt matter with the IRS through the year 2007 and $46 million related to a tax settlement in another tax jurisdiction. The net other expense in fiscal 2015 included $84 million related to the effective settlement of undisputed tax matters for the years 2001 through 2007. See Notes 12 and 15 for further information regarding the Tax Sharing Agreement and settlements, respectively.

17. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Basic	355	366	405
Dilutive impact of share-based compensation arrangements	3	3	6

Diluted	358	369	411

        There were one million, three million, and one million share options that were not included in the computation of diluted earnings per share for fiscal 2017, 2016, and 2015, respectively, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Shareholders' Equity

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

  Common Shares Held in Treasury

        At fiscal year end 2017, approximately 5 million common shares were held in treasury and owned by one of our subsidiaries. At fiscal year end 2016, approximately 28 million common shares were held in treasury, of which 2 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

        In fiscal 2017, 2016, and 2015, our shareholders approved the cancellation of 26 million, 31 million, and 5 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

  Contributed Surplus

        During fiscal 2017, cumulative equity transactions, including dividend activity and treasury share cancellations, reduced our contributed surplus balance to zero with residual activity recorded against accumulated earnings as reflected on the Consolidated Statement of Shareholders' Equity. To the extent that the contributed surplus balance continues to be zero, the impact of future transactions that normally would have been recorded as a reduction of contributed surplus will be recorded in accumulated earnings. Contributed surplus established for Swiss tax and statutory purposes ("Swiss Contributed Surplus"), is not impacted by our GAAP treatment.

        Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2017 and 2016, Swiss Contributed Surplus was CHF 7,300 million and CHF 7,878 million, respectively (equivalent to $6,420 million and $6,992 million, respectively).

  Dividends

        Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Shareholders' Equity (Continued)

        Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Dates
March 2014	CHF 1.04 (equivalent to $1.16), payable in four quarterly installments of $0.29	Third quarter of fiscal 2014 Fourth quarter of fiscal 2014 First quarter of fiscal 2015 Second quarter of fiscal 2015
March 2015	$1.32 (equivalent to CHF 1.27), payable in four quarterly installments of $0.33	Third quarter of fiscal 2015 Fourth quarter of fiscal 2015 First quarter of fiscal 2016 Second quarter of fiscal 2016
March 2016	$1.48 (equivalent to CHF 1.48), payable in four quarterly installments of $0.37	Third quarter of fiscal 2016 Fourth quarter of fiscal 2016 First quarter of fiscal 2017 Second quarter of fiscal 2017
March 2017	$1.60 (equivalent to CHF 1.62), payable in four quarterly installments of $0.40	Third quarter of fiscal 2017 Fourth quarter of fiscal 2017 First quarter of fiscal 2018 Second quarter of fiscal 2018

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At fiscal year end 2017 and 2016, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $281 million and $263 million, respectively.

  Share Repurchase Program

        During fiscal 2016 and 2015, our board of directors authorized increases of $1.0 billion and $3.0 billion, respectively, in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Number of common shares repurchased	8	43	18
Repurchase value	$621	$2,610	$1,163

        At fiscal year end 2017, we had $480 million of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Accumulated Other Comprehensive Income (Loss)

        The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at fiscal year end 2014	$720	$(692)	$(45)	$(17)

Other comprehensive loss before reclassifications	(536)	(147)	(44)	(727)
Amounts reclassified from accumulated other comprehensive income (loss)	224 (2)	75	45	344
Income tax benefit	—	26	1	27

Net other comprehensive income (loss), net of tax	(312)	(46)	2	(356)

Balance at fiscal year end 2015	408	(738)	(43)	(373)

Other comprehensive loss before reclassifications	(69)	(190)	(14)	(273)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	70	32	79
Income tax (expense) benefit	—	32	(7)	25

Net other comprehensive income (loss), net of tax	(92)	(88)	11	(169)

Balance at fiscal year end 2016	316	(826)	(32)	(542)

Other comprehensive income before reclassifications	38	378	32	448
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	74	(14)	59
Income tax expense	—	(122)	(3)	(125)

Net other comprehensive income, net of tax	37	330	15	382

Balance at fiscal year end 2017	$353	$(496)	$(17)	$(160)

(1)
Includes hedges of net investment foreign exchange gains or losses which offset foreign exchange losses or gains attributable to the translation of the net investments.

(2)
Represents net currency translation reclassified as a result of the sale of our BNS business. This net loss is included in income from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of BNS.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans

        Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the "2017 Plan"), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. In March 2017, our shareholders approved an increase of 10 million shares in the number of shares available for awards under the 2017 Plan. As of fiscal year end 2017, our plans provided for a maximum of 77 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 23 million shares remained available for issuance under our plans as of fiscal year end 2017.

  Share-Based Compensation Expense

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2017	2016	2015
	(in millions)
Share-based compensation expense	$99	$91	$89

        We recognized a related tax benefit associated with our share-based compensation arrangements of $32 million, $29 million, and $29 million in fiscal 2017, 2016, and 2015, respectively.

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

        Restricted share award activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at fiscal year end 2016	2,287,004	$58.47
Granted	821,016	67.72
Vested	(937,917)	52.89
Forfeited	(179,319)	63.12

Nonvested at fiscal year end 2017	1,990,784	$64.40

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2017, 2016, and 2015 was $67.72, $64.88, and $62.45, respectively.

        The total fair value of restricted share awards that vested during fiscal 2017, 2016, and 2015 was $50 million, $51 million, and $58 million, respectively.

        As of fiscal year end 2017, there was $74 million of unrecognized compensation cost related to nonvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

        Performance share award activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at fiscal year end 2016	626,625	$60.56
Granted	376,380	62.88
Vested	(281,417)	51.61
Forfeited	(18,181)	65.12

Outstanding at fiscal year end 2017	703,407	$65.13

        The weighted-average grant-date fair value of performance share awards granted during fiscal 2017, 2016, and 2015 was $62.88, $55.15, and $61.65, respectively.

        The total fair value of performance share awards that vested during both fiscal 2017 and 2016 was $15 million. The total fair value of performance share awards that vested in fiscal 2015 was insignificant.

        As of fiscal year end 2017, there was $28 million of unrecognized compensation cost related to nonvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.2 years.

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

        Share option award activity was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at fiscal year end 2016	9,104,380	$45.79
Granted	2,076,300	66.76
Exercised	(3,313,145)	34.96
Expired	(2,307)	45.08
Forfeited	(180,135)	63.24

Outstanding at fiscal year end 2017	7,685,093	$55.70	7.0	$210

Vested and expected to vest at fiscal year end 2017	7,228,213	$55.14	7.0	$202
Exercisable at fiscal year end 2017	3,482,445	$44.91	5.4	$133

        The weighted-average exercise price of share option awards granted during fiscal 2017, 2016, and 2015 was $66.76, $65.70, and $61.70, respectively.

        The total intrinsic value of options exercised during fiscal 2017, 2016, and 2015 was $130 million, $67 million, and $107 million, respectively. We received cash related to the exercise of options of $117 million, $90 million, and $103 million in fiscal 2017, 2016, and 2015, respectively.

        As of fiscal year end 2017, there was $37 million of unrecognized compensation cost related to nonvested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2017	2016	2015
Weighted-average grant-date fair value	$12.80	$14.26	$18.77
Assumptions:
Expected share price volatility	24%	26%	36%
Risk free interest rate	1.9%	2.0%	2.0%
Expected annual dividend per share	$1.48	$1.32	$1.16
Expected life of options (in years)	5.6	5.7	6.0

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

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2017	2016	2015	2017	2016		2015
	(in millions)
Transportation Solutions	$7,039	$6,503	$6,351	$1,299	$1,191		$1,193
Industrial Solutions	3,507	3,215	3,179	364	343		352
Communications Solutions	2,567	2,520	2,703	384	368	(1)	204

Total	$13,113	$12,238	$12,233	$2,047	$1,902		$1,749

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

        No single customer accounted for a significant amount of our net sales in fiscal 2017, 2016, or 2015.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2017	2016	2015	2017	2016	2015
	(in millions)
Transportation Solutions	$359	$337	$347	$471	$429	$400
Industrial Solutions	165	131	123	122	107	104
Communications Solutions	111	117	146	109	92	96

Total	$635	$585	$616	$702	$628	$600

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2017	2016	2015
	(in millions)
Transportation Solutions	$4,072	$3,501	$3,310
Industrial Solutions	1,905	1,720	1,720
Communications Solutions	1,526	1,473	1,625

Total segment assets(1)	7,503	6,694	6,655
Other current assets	1,823	1,133	4,150
Other non-current assets	10,077	9,781	9,784

Total assets	$19,403	$17,608	$20,589

(1)
Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2017	2016	2015	2017	2016	2015
	(in millions)
Americas:
U.S.	$4,063	$3,901	$3,817	$980	$922	$887
Other Americas	338	298	321	100	93	87

Total Americas	4,401	4,199	4,138	1,080	1,015	974

Europe/Middle East/Africa:
Switzerland	3,016	2,979	2,992	80	62	55
Germany	235	127	117	412	334	313
Other Europe/Middle East/Africa	1,150	1,010	883	742	630	588

Total Europe/Middle East/Africa	4,401	4,116	3,992	1,234	1,026	956

Asia–Pacific:
China	2,414	2,165	2,367	555	491	529
Other Asia–Pacific	1,897	1,758	1,736	531	520	461

Total Asia–Pacific	4,311	3,923	4,103	1,086	1,011	990

Total	$13,113	$12,238	$12,233	$3,400	$3,052	$2,920

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(in millions, except per share data)
Net sales	$3,063	$3,227	$3,367	$3,456	$2,833	$2,952	$3,121	$3,332
Gross margin	1,065	1,108	1,138	1,139	945	962	1,022	1,104
Acquisition and integration costs	2	2	1	1	5	3	11	3
Restructuring and other charges (credits), net	47	59	19	23	40	(99)	31	30
Income from continuing operations	406	406	432	429	324	389	791	437
Income (loss) from discontinued operations, net of income taxes	3	(1)	3	5	29	(9)	48	—
Net income	$409	$405	$435	$434	$353	$380	$839	$437
Basic earnings per share:
Income from continuing operations	$1.14	$1.14	$1.22	$1.22	$0.84	$1.07	$2.22	$1.23
Net income	1.15	1.14	1.23	1.23	0.92	1.04	2.35	1.23
Diluted earnings per share:
Income from continuing operations	$1.13	$1.13	$1.21	$1.21	$0.83	$1.06	$2.19	$1.22
Net income	1.14	1.13	1.22	1.22	0.91	1.03	2.32	1.22

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

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,113	$—	$13,113
Cost of sales	—	—	8,663	—	8,663

Gross margin	—	—	4,450	—	4,450
Selling, general, and administrative expenses, net(1)	184	1,911	(504)	—	1,591
Research, development, and engineering expenses	—	—	658	—	658
Acquisition and integration costs	—	—	6	—	6
Restructuring and other charges, net	—	—	148	—	148

Operating income (loss)	(184)	(1,911)	4,142	—	2,047
Interest income	—	—	20	—	20
Interest expense	—	(129)	(1)	—	(130)
Other expense, net	—	—	(9)	—	(9)
Equity in net income of subsidiaries	1,889	3,819	—	(5,708)	—
Equity in net income of subsidiaries of discontinued operations	10	23	—	(33)	—
Intercompany interest income (expense), net	(32)	110	(78)	—	—

Income from continuing operations before income taxes	1,683	1,912	4,074	(5,741)	1,928
Income tax expense	—	—	(255)	—	(255)

Income from continuing operations	1,683	1,912	3,819	(5,741)	1,673
Income (loss) from discontinued operations, net of income taxes(2)	—	(13)	23	—	10

Net income	1,683	1,899	3,842	(5,741)	1,683
Other comprehensive income	382	382	375	(757)	382

Comprehensive income	$2,065	$2,281	$4,217	$(6,498)	$2,065

(1)
TEGSA selling, general and administrative expenses include losses of $1,965 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,218	$—	$1,218
Accounts receivable, net	—	—	2,290	—	2,290
Inventories	—	—	1,813	—	1,813
Intercompany receivables	49	1,914	60	(2,023)	—
Prepaid expenses and other current assets	4	96	505	—	605

Total current assets	53	2,010	5,886	(2,023)	5,926
Property, plant, and equipment, net	—	—	3,400	—	3,400
Goodwill	—	—	5,651	—	5,651
Intangible assets, net	—	—	1,841	—	1,841
Deferred income taxes	—	—	2,141	—	2,141
Investment in subsidiaries	11,960	20,109	—	(32,069)	—
Intercompany loans receivable	—	4,027	9,700	(13,727)	—
Other assets	—	6	438	—	444

Total Assets	$12,013	$26,152	$29,057	$(47,819)	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$708	$2	$—	$710
Accounts payable	2	—	1,434	—	1,436
Accrued and other current liabilities	286	59	1,281	—	1,626
Deferred revenue	—	—	75	—	75
Intercompany payables	1,974	—	49	(2,023)	—

Total current liabilities	2,262	767	2,841	(2,023)	3,847
Long-term debt	—	3,629	5	—	3,634
Intercompany loans payable	—	9,700	4,027	(13,727)	—
Long-term pension and postretirement liabilities	—	—	1,160	—	1,160
Deferred income taxes	—	—	236	—	236
Income taxes	—	—	293	—	293
Other liabilities	—	96	386	—	482

Total Liabilities	2,262	14,192	8,948	(15,750)	9,652

Total Shareholders' Equity	9,751	11,960	20,109	(32,069)	9,751

Total Liabilities and Shareholders' Equity	$12,013	$26,152	$29,057	$(47,819)	$19,403

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(180)	$102	$2,630	$(230)	$2,322
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(180)	102	2,629	(230)	2,321

Cash Flows From Investing Activities:
Capital expenditures	—	—	(702)	—	(702)
Proceeds from sale of property, plant, and equipment	—	—	19	—	19
Acquisition of businesses, net of cash acquired	—	—	(250)	—	(250)
Proceeds from divestiture of business, net of cash retained by sold business	—	—	4	—	4
Intercompany distribution receipts(1)	—	516	—	(516)	—
Change in intercompany loans	—	(1,369)	—	1,369	—
Other	—	(12)	9	—	(3)

Net cash used in investing activities	—	(865)	(920)	853	(932)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	97	559	(656)	—	—
Net decrease in commercial paper	—	(330)	—	—	(330)
Proceeds from issuance of debt	—	589	—	—	589
Proceeds from exercise of share options	—	—	117	—	117
Repurchase of common shares	—	—	(614)	—	(614)
Payment of common share dividends to shareholders	(550)	—	4	—	(546)
Intercompany distributions(1)	—	(50)	(696)	746	—
Loan activity with parent	633	—	736	(1,369)	—
Transfers to discontinued operations	—	—	(1)	—	(1)
Other	—	(5)	(25)	—	(30)

Net cash provided by (used in) continuing financing activities	180	763	(1,135)	(623)	(815)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	180	763	(1,134)	(623)	(814)

Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	—	—	571	—	571
Cash and cash equivalents at beginning of fiscal year	—	—	647	—	647

Cash and cash equivalents at end of fiscal year	$—	$—	$1,218	$—	$1,218

(1)
During fiscal 2017, other subsidiaries made distributions to TEGSA in the amount of $696 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $50 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(37)	$211	$2,206	$(336)	$2,044
Net cash used in discontinued operating activities	—	—	(97)	—	(97)

Net cash provided by (used in) operating activities	(37)	211	2,109	(336)	1,947

Cash Flows From Investing Activities:
Capital expenditures	—	—	(628)	—	(628)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Acquisition of businesses, net of cash acquired	—	—	(1,336)	—	(1,336)
Proceeds from divestiture of business, net of cash retained by sold business	—	199	134	—	333
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations(2)	—	(120)	101	—	(19)
Intercompany distribution receipts(1)	1,082	1,729	—	(2,811)	—
Change in intercompany loans	—	(1,244)	—	1,244	—
Other	—	—	61	—	61

Net cash provided by (used in) investing activities	1,082	564	(1,660)	(1,567)	(1,581)

Cash Flows From Financing Activities:
Changes in parent company equity(3)	410	300	(710)	—	—
Net increase in commercial paper	—	330	—	—	330
Proceeds from issuance of debt	—	349	3	—	352
Repayment of debt	—	(500)	(1)	—	(501)
Proceeds from exercise of share options	—	—	90	—	90
Repurchase of common shares	(2,780)	—	(7)	—	(2,787)
Payment of common share dividends to shareholders	(513)	—	4	—	(509)
Intercompany distributions(1)	—	(1,250)	(1,897)	3,147	—
Loan activity with parent	1,838	—	(594)	(1,244)	—
Transfers to discontinued operations	—	—	(97)	—	(97)
Other	—	(4)	(26)	—	(30)

Net cash used in continuing financing activities	(1,045)	(775)	(3,235)	1,903	(3,152)
Net cash provided by discontinued financing activities	—	—	97	—	97

Net cash used in financing activities	(1,045)	(775)	(3,138)	1,903	(3,055)

Effect of currency translation on cash	—	—	7	—	7
Net decrease in cash and cash equivalents	—	—	(2,682)	—	(2,682)
Cash and cash equivalents at beginning of fiscal year	—	—	3,329	—	3,329

Cash and cash equivalents at end of fiscal year	$—	$—	$647	$—	$647

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 25, 2015

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$1,186	$1,270	$1,841	$(2,661)	$1,636
Net cash provided by discontinued operating activities	—	—	294	—	294

Net cash provided by operating activities	1,186	1,270	2,135	(2,661)	1,930

Cash Flows From Investing Activities:
Capital expenditures	—	—	(600)	—	(600)
Proceeds from sale of property, plant, and equipment	—	—	17	—	17
Acquisition of businesses, net of cash acquired	—	—	(1,725)	—	(1,725)
Proceeds from divestiture of discontinued operations, net of cash retained by sold operations	—	709	2,248	—	2,957
Change in intercompany loans	—	(1,304)	—	1,304	—
Other	—	—	12	—	12

Net cash provided by (used in) continuing investing activities	—	(595)	(48)	1,304	661
Net cash used in discontinued investing activities	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	—	(595)	(73)	1,304	636

Cash Flows From Financing Activities:
Changes in parent company equity(2)	80	624	(704)	—	—
Net decrease in commercial paper	—	(328)	—	—	(328)
Proceeds from issuance of debt	—	617	—	—	617
Repayment of debt	—	(250)	(223)	—	(473)
Proceeds from exercise of share options	—	—	103	—	103
Repurchase of common shares	(916)	—	(107)	—	(1,023)
Payment of common share dividends to shareholders	(515)	—	13	—	(502)
Intercompany distributions(1)	—	(1,335)	(1,326)	2,661	—
Loan activity with parent	165	—	1,139	(1,304)	—
Transfers from discontinued operations	—	—	269	—	269
Other	—	(4)	(13)	—	(17)

Net cash used in continuing financing activities	(1,186)	(676)	(849)	1,357	(1,354)
Net cash used in discontinued financing activities	—	—	(269)	—	(269)

Net cash used in financing activities	(1,186)	(676)	(1,118)	1,357	(1,623)

Effect of currency translation on cash	—	—	(71)	—	(71)
Net increase (decrease) in cash and cash equivalents	—	(1)	873	—	872
Cash and cash equivalents at beginning of fiscal year	—	1	2,456	—	2,457

Cash and cash equivalents at end of fiscal year	$—	$—	$3,329	$—	$3,329

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

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 29, 2017, September 30, 2016, and September 25, 2015

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Fiscal Year
	(in millions)
Fiscal 2017:
Allowance for doubtful accounts receivable	$17	$8	$—	$(4)	$21
Valuation allowance on deferred tax assets	3,096	1,072	—	(541)	3,627
Fiscal 2016:
Allowance for doubtful accounts receivable	$18	$—	$1	$(2)	$17
Valuation allowance on deferred tax assets	3,237	283	1	(425)	3,096
Fiscal 2015:
Allowance for doubtful accounts receivable	$14	$2	$3	$(1)	$18
Valuation allowance on deferred tax assets	1,706	1,627	1	(97)	3,237