Form 10-Q
period 2017-12-29
TE Connectivity Ltd.
filed 2018-01-24
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2017
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

        The number of common shares outstanding as of January 19, 2018 was 351,206,368.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions, except per share data)
Net sales	$3,480	$3,063
Cost of sales	2,303	1,996

Gross margin	1,177	1,067
Selling, general, and administrative expenses	383	367
Research, development, and engineering expenses	176	156
Acquisition and integration costs	2	2
Restructuring and other charges, net	35	47

Operating income	581	495
Interest income	4	5
Interest expense	(26)	(31)
Other income (expense), net	2	(9)

Income from continuing operations before income taxes	561	460
Income tax expense	(600)	(54)

Income (loss) from continuing operations	(39)	406
Income (loss) from discontinued operations, net of income taxes	(1)	3

Net income (loss)	$(40)	$409

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$1.14
Income (loss) from discontinued operations	—	0.01
Net income (loss)	(0.11)	1.15
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.11)	$1.13
Income (loss) from discontinued operations	—	0.01
Net income (loss)	(0.11)	1.14
Dividends paid per common share	$0.40	$0.37
Weighted-average number of shares outstanding:
Basic	352	356
Diluted	352	359

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Net income (loss).	$(40)	$409
Other comprehensive income (loss):
Currency translation	67	(185)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	13
Gains on cash flow hedges, net of income taxes	2	16

Other comprehensive income (loss)	76	(156)

Comprehensive income.	$36	$253

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 29, 2017	September 29, 2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$704	$1,218
Accounts receivable, net of allowance for doubtful accounts of $21	2,378	2,290
Inventories	1,984	1,813
Prepaid expenses and other current assets	667	605

Total current assets	5,733	5,926
Property, plant, and equipment, net	3,527	3,400
Goodwill	5,672	5,651
Intangible assets, net	1,806	1,841
Deferred income taxes	1,615	2,141
Other assets	458	444

Total Assets	$18,811	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$688	$710
Accounts payable	1,556	1,436
Accrued and other current liabilities	1,264	1,626
Deferred revenue	127	75

Total current liabilities	3,635	3,847
Long-term debt	3,317	3,634
Long-term pension and postretirement liabilities	1,150	1,160
Deferred income taxes	238	236
Income taxes	303	293
Other liabilities	537	482

Total Liabilities	9,180	9,652

Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	10,047	10,175
Treasury shares, at cost, 5,679,926 and 5,356,369 shares, respectively	(489)	(421)
Accumulated other comprehensive loss	(84)	(160)

Total Shareholders' Equity	9,631	9,751

Total Liabilities and Shareholders' Equity	$18,811	$19,403

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Sharedholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Net loss	—	—	—	—	—	(40)	—	(40)
Other comprehensive income	—	—	—	—	—	—	76	76
Share-based compensation expense	—	—	—	—	29	—	—	29
Exercise of share options	—	—	1	54	—	—	—	54
Restricted share award vestings and other activity	—	—	—	92	(29)	(88)	—	(25)
Repurchase of common shares	—	—	(2)	(214)	—	—	—	(214)

Balance at December 29, 2017	357	$157	(6)	$(489)	$—	$10,047	$(84)	$9,631

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	409	—	409
Other comprehensive loss	—	—	—	—	—	—	(156)	(156)
Share-based compensation expense	—	—	—	—	24	—	—	24
Exercise of share options	—	—	1	26	—	—	—	26
Restricted share award vestings and other activity	—	—	2	82	(96)	—	—	(14)
Repurchase of common shares	—	—	(2)	(102)	—	—	—	(102)

Balance at December 30, 2016	383	$168	(27)	$(1,618)	$1,729	$9,256	$(698)	$8,837

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$(40)	$409
(Income) loss from discontinued operations, net of income taxes	1	(3)

Income (loss) from continuing operations	(39)	406
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	168	160
Deferred income taxes	511	(69)
Provision for losses on accounts receivable and inventories	15	4
Share-based compensation expense	29	24
Other	(6)	4
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(89)	(30)
Inventories	(185)	(59)
Prepaid expenses and other current assets	(43)	31
Accounts payable	149	64
Accrued and other current liabilities	(250)	(70)
Deferred revenue	52	(59)
Income taxes	7	28
Other	31	(30)

Net cash provided by operating activities	350	404

Cash Flows From Investing Activities:
Capital expenditures	(241)	(130)
Other	—	(24)

Net cash used in investing activities	(241)	(154)

Cash Flows From Financing Activities:
Net increase in commercial paper	241	10
Proceeds from issuance of debt	119	—
Repayment of debt	(708)	—
Proceeds from exercise of share options	54	25
Repurchase of common shares	(167)	(93)
Payment of common share dividends to shareholders	(141)	(132)
Other	(32)	(19)

Net cash used in financing activities	(634)	(209)

Effect of currency translation on cash	11	(23)
Net increase (decrease) in cash and cash equivalents	(514)	18
Cash and cash equivalents at beginning of period	1,218	647

Cash and cash equivalents at end of period	$704	$665

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

        The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2018 and fiscal 2017 are to our fiscal years ending September 28, 2018 and ended September 29, 2017, respectively.

  Recently Issued Accounting Pronouncement

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which codified Accounting Standards Codification ("ASC") topic 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us beginning in fiscal 2019, and we intend to adopt the new standard using the modified retrospective approach applied to contracts that are not completed as of that date. We are continuing to assess the impact of adopting ASC 606. Based on the ongoing evaluation of our current contracts and revenue streams, we do not expect that adoption will have a material impact on our results of operations or financial position. We are in the process of identifying necessary changes to accounting policies, processes, financial statement disclosures, internal controls, and systems to enable compliance with this new standard. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2019.

  Recently Adopted Accounting Pronouncement

        In March 2017, the FASB issued ASU No. 2017-07, an update to ASC 715, Compensation—Retirement Benefits, which changes the income statement presentation of net periodic pension benefit cost and net periodic postretirement benefit cost. The ASU requires that service costs be presented with other employee compensation costs within operating income and that other cost components be presented outside of operating income. We elected to early adopt this update in the quarter ended December 29, 2017. The update was applied retrospectively and did not have a material impact on our Condensed Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Restructuring charges, net	$35	$46
Other charges	—	1

	$35	$47

        Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Transportation Solutions	$4	$24
Industrial Solutions	23	20
Communications Solutions	8	2

Restructuring charges, net	$35	$46

        Activity in our restructuring reserves was as follows:

	Balance at September 29, 2017	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 29, 2017
	(in millions)
Fiscal 2018 Actions:
Employee severance	$—	$18	$—	$(4)	$—	$1	$15
Facility and other exit costs	—	4	—	—	—	—	4

Total	—	22	—	(4)	—	1	19

Fiscal 2017 Actions:
Employee severance	103	4	—	(19)	—	—	88
Facility and other exit costs	1	1	—	(1)	—	—	1

Total	104	5	—	(20)	—	—	89

Pre-Fiscal 2017 Actions:
Employee severance	36	6	(1)	(7)	—	1	35
Facility and other exit costs	9	2	—	(2)	—	—	9
Property, plant, and equipment	—	1	—	—	(1)	—	—

Total	45	9	(1)	(9)	(1)	1	44

Total Activity	$149	$36	$(1)	$(33)	$(1)	$2	$152

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

  Fiscal 2018 Actions

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions segment. In connection with this program, during the quarter ended December 29, 2017, we recorded restructuring charges of $22 million. We expect to complete significantly all restructuring actions commenced during the quarter ended December 29, 2017 by the end of fiscal 2019 and to incur total charges of approximately $30 million with the remaining charges primarily in the Industrial Solutions segment.

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during the quarters ended December 29, 2017 and December 30, 2016, we recorded restructuring charges of $5 million and $46 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2017 by the end of fiscal 2019 and to incur total charges of approximately $160 million with the remaining charges primarily in the Communications Solutions segment.

  Pre-Fiscal 2017 Actions

        Prior to fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the quarter ended December 29, 2017, we recorded net restructuring charges of $8 million related to pre-fiscal 2017 actions. We expect to incur additional charges of approximately $15 million related to pre-fiscal 2017 actions with the remaining charges primarily in the Communications Solutions segment.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 29, 2017	September 29, 2017
	(in millions)
Accrued and other current liabilities	$139	$130
Other liabilities	13	19

Restructuring reserves	$152	$149

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Inventories

        Inventories consisted of the following:

	December 29, 2017	September 29, 2017
	(in millions)
Raw materials	$345	$306
Work in progress	637	580
Finished goods	882	810
Inventoried costs on long-term contracts	120	117

Inventories	$1,984	$1,813

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 29, 2017(1)	$2,011	$3,047	$593	$5,651
Currency translation and other	4	15	2	21

December 29, 2017(1)	$2,015	$3,062	$595	$5,672

(1)
At December 29, 2017 and September 29, 2017, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	December 29, 2017			September 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,441	$(325)	$1,116	$1,433	$(300)	$1,133
Intellectual property	1,266	(597)	669	1,263	(575)	688
Other	37	(16)	21	36	(16)	20

Total	$2,744	$(938)	$1,806	$2,732	$(891)	$1,841

        Intangible asset amortization expense was $45 million and $42 million for the quarters ended December 29, 2017 and December 30, 2016, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net (Continued)

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2018	$139
Fiscal 2019	182
Fiscal 2020	175
Fiscal 2021	172
Fiscal 2022	171
Fiscal 2023	170
Thereafter	797

Total	$1,806

6. Debt

        During October 2017, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million 6.55% senior notes due 2017.

        During the quarter ended December 29, 2017, we reclassified $325 million of 2.375% senior notes due 2018 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

        During December 2017, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million, at a 0% interest rate with repayment due at maturity in December 2018.

        As of December 29, 2017, TEGSA had $241 million of commercial paper outstanding at a weighted-average interest rate of 1.96%. TEGSA had no commercial paper outstanding at September 29, 2017.

        The fair value of our debt, based on indicative valuations, was approximately $4,298 million and $4,622 million at December 29, 2017 and September 29, 2017, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Commitments and Contingencies (Continued)

the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 29, 2017, we concluded that it was probable that we would incur investigation and remediation costs at these sites in the range of $15 million to $44 million, and that the best estimate within this range was $19 million. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At December 29, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $291 million.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $49 million and $50 million at December 29, 2017 and September 29, 2017, respectively.

  Tax Sharing Agreement

        As previously reported, under a Tax Sharing Agreement, we, Tyco International plc ("Tyco International"), and Covidien plc ("Covidien") share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to the collective income tax returns for certain of our, Tyco International's, and Covidien's income tax liabilities for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all U.S. federal income tax matters with the Internal Revenue Service for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Financial Instruments

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these hedges was $3,343 million and $3,110 million at December 29, 2017 and September 29, 2017, respectively. The impacts of our hedging program were as follows:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Foreign exchange gains (losses)	$(66)	$222

These foreign exchange gains and losses were recorded as currency translation, a component of accumulated other comprehensive loss, offsetting changes attributable to the translation of the net investment.

9. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Service cost	$3	$3	$12	$13
Interest cost	11	11	10	9
Expected return on plan assets	(15)	(13)	(17)	(18)
Amortization of net actuarial loss	6	10	6	11
Amortization of prior service credit	—	—	(2)	(2)

Net periodic pension benefit cost	$5	$11	$9	$13

        The components of net periodic pension benefit cost other than service cost are included in other income (expense), net on the Condensed Consolidated Statements of Operations.

        During the quarter ended December 29, 2017, we contributed $13 million to our non-U.S. pension plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Income Taxes

        We recorded income tax expense of $600 million and $54 million for the quarters ended December 29, 2017 and December 30, 2016, respectively. The income tax expense for the quarter ended December 29, 2017 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the "Act") and a $61 million net income tax benefit related to certain legal entity restructurings. See "Tax Cuts and Jobs Act" below for additional information. The income tax expense for the quarter ended December 30, 2016 included a $30 million income tax benefit associated with the tax impacts of certain intercompany restructurings and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards.

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 29, 2017 and September 29, 2017, we had $62 million and $60 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the quarter ended December 29, 2017, we recognized $2 million of income tax expense related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $40 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 29, 2017.

  Tax Cuts and Jobs Act

        On December 22, 2017, the President of the U.S. signed the Act into law. The Act includes numerous significant changes to existing tax law, including a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax, and imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. While some of the new provisions of the Act will impact us in fiscal 2019 and beyond, the change in the corporate income tax rate was effective January 1, 2018. During the quarter ended December 29, 2017, we were required to revalue our U.S. federal deferred tax assets and liabilities at the new federal corporate income tax rate in the period of enactment; accordingly, we recorded additional income tax expense of $567 million primarily to write-down our net U.S. federal deferred tax asset to the lower statutory tax rate. Most of this charge related to the revaluation of our U.S. federal net operating loss and interest carryforwards to the lower tax rate. Included in the $567 million charge was a $34 million benefit related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards. The limitations on interest expense deductions contained in the Act are expected to increase prospective taxable income and thereby allow the utilization of more tax credits in future years. As a Swiss corporation, the one-time repatriation tax imposed by the Act will not be significant to us. Also, we do not expect a change in our fiscal 2018 cash taxes because of the new law.

        The Act makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued. The

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Income Taxes (Continued)

ultimate impact of the Act may differ from our estimates due to changes in the interpretations and assumptions we made as well as any forthcoming regulatory guidance. One area requiring guidance is a transition rule regarding limitations on interest expense deductions. The Act does not address the treatment of the carryforward of disallowed interest expense generated under the prior law. Our interpretation is that the carryforward of interest should survive and is deductible in future periods subject to the new interest limitations. Accordingly, during the quarter ended December 29, 2017, we revalued our beginning deferred tax asset related to our interest carryforwards to $223 million to reflect the lower statutory rate. It is possible additional regulatory guidance could be issued contrary to this interpretation at which point we may be required to record a charge to income tax expense to revalue or eliminate the related deferred tax asset.

11. Earnings (Loss) Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Basic	352	356
Dilutive impact of share-based compensation arrangements	—	3

Diluted	352	359

        There were one million and two million share options that were not included in the computation of diluted earnings (loss) per share for the quarters ended December 29, 2017 and December 30, 2016, respectively, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

        For the quarter ended December 29, 2017, there were three million nonvested share awards and options outstanding with underlying exercise prices less than the average market prices of our common shares; however, these were excluded from the calculation of diluted loss per share as inclusion would be antidilutive as a result of our loss during the period.

12. Shareholders' Equity

  Dividends

        We paid a cash dividend of $0.40 per share during the quarter ended December 29, 2017.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At December 29, 2017 and September 29, 2017, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $140 million and $281 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Shareholders' Equity (Continued)

  Share Repurchase Program

        During the quarter ended December 29, 2017, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Number of common shares repurchased	2	2
Repurchase value	$214	$102

        At December 29, 2017, we had $1,766 million of availability remaining under our share repurchase authorization.

13. Share Plans

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Share-based compensation expense	$29	$24

        As of December 29, 2017, there was $204 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.3 years.

        During the quarter ended December 29, 2017, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	1.4	$16.47
Restricted share awards	0.5	93.36
Performance share awards	0.2	93.36

        As of December 29, 2017, we had 20 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Share Plans (Continued)

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	20%
Risk free interest rate	2.2%
Expected annual dividend per share	$1.60
Expected life of options (in years)	5.3

14. Segment Data

        Net sales and operating income by segment were as follows:

	Net Sales(1)		Operating Income
	For the Quarters Ended		For the Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Transportation Solutions	$2,032	$1,675	$420	$348
Industrial Solutions	882	795	102	70
Communications Solutions	566	593	59	77

Total	$3,480	$3,063	$581	$495

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,480	$—	$3,480
Cost of sales	—	—	2,303	—	2,303

Gross margin	—	—	1,177	—	1,177
Selling, general, and administrative expenses, net	47	(3)	339	—	383
Research, development, and engineering expenses	—	—	176	—	176
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	35	—	35

Operating income (loss)	(47)	3	625	—	581
Interest income	—	—	4	—	4
Interest expense	—	(26)	—	—	(26)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	21	16	—	(37)	—
Equity in net loss of subsidiaries of discontinued operations	(1)	(1)	—	2	—
Intercompany interest income (expense), net	(13)	28	(15)	—	—

Income (loss) from continuing operations before income taxes	(40)	20	616	(35)	561
Income tax expense	—	—	(600)	—	(600)

Income (loss) from continuing operations	(40)	20	16	(35)	(39)
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)

Net income (loss)	(40)	20	15	(35)	(40)
Other comprehensive income	76	76	87	(163)	76

Comprehensive income	$36	$96	$102	$(198)	$36

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended December 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,063	$—	$3,063
Cost of sales	—	—	1,996	—	1,996

Gross margin	—	—	1,067	—	1,067
Selling, general, and administrative expenses, net	28	(88)	427	—	367
Research, development, and engineering expenses	—	—	156	—	156
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	47	—	47

Operating income (loss)	(28)	88	435	—	495
Interest income	—	—	5	—	5
Interest expense	—	(31)	—	—	(31)
Other expense, net	—	—	(9)	—	(9)
Equity in net income of subsidiaries	440	356	—	(796)	—
Equity in net income of subsidiaries of discontinued operations	3	4	—	(7)	—
Intercompany interest income (expense), net	(6)	27	(21)	—	—

Income from continuing operations before income taxes	409	444	410	(803)	460
Income tax expense	—	—	(54)	—	(54)

Income from continuing operations	409	444	356	(803)	406
Income (loss) from discontinued operations, net of income taxes	—	(1)	4	—	3

Net income	409	443	360	(803)	409
Other comprehensive loss	(156)	(156)	(175)	331	(156)

Comprehensive income	$253	$287	$185	$(472)	$253

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of December 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$704	$—	$704
Accounts receivable, net	—	—	2,378	—	2,378
Inventories	—	—	1,984	—	1,984
Intercompany receivables	35	2,188	52	(2,275)	—
Prepaid expenses and other current assets	2	117	548	—	667

Total current assets	37	2,305	5,666	(2,275)	5,733
Property, plant, and equipment, net	—	—	3,527	—	3,527
Goodwill	—	—	5,672	—	5,672
Intangible assets, net	—	—	1,806	—	1,806
Deferred income taxes	—	—	1,615	—	1,615
Investment in subsidiaries	12,033	20,157	—	(32,190)	—
Intercompany loans receivable	2	4,050	10,312	(14,364)	—
Other assets	—	2	456	—	458

Total Assets	$12,072	$26,514	$29,054	$(48,829)	$18,811

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$686	$2	$—	$688
Accounts payable	3	—	1,553	—	1,556
Accrued and other current liabilities	199	45	1,020	—	1,264
Deferred revenue	—	—	127	—	127
Intercompany payables	2,239	—	36	(2,275)	—

Total current liabilities	2,441	731	2,738	(2,275)	3,635
Long-term debt	—	3,312	5	—	3,317
Intercompany loans payable	—	10,313	4,051	(14,364)	—
Long-term pension and postretirement liabilities	—	—	1,150	—	1,150
Deferred income taxes	—	—	238	—	238
Income taxes	—	—	303	—	303
Other liabilities	—	125	412	—	537

Total Liabilities	2,441	14,481	8,897	(16,639)	9,180

Total Shareholders' Equity	9,631	12,033	20,157	(32,190)	9,631

Total Liabilities and Shareholders' Equity	$12,072	$26,514	$29,054	$(48,829)	$18,811

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities(1)	$(51)	$(10)	$418	$(7)	$350

Cash Flows From Investing Activities:
Capital expenditures	—	—	(241)	—	(241)
Change in intercompany loans	—	335	—	(335)	—
Intercompany distribution receipts(1)	—	23	—	(23)	—

Net cash provided by (used in) investing activities	—	358	(241)	(358)	(241)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	30	—	(30)	—	—
Net increase in commercial paper	—	241	—	—	241
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	54	—	54
Repurchase of common shares	(108)	—	(59)	—	(167)
Payment of common share dividends to shareholders	(143)	—	2	—	(141)
Intercompany distribution payments(1)	—	—	(30)	30	—
Loan activity with parent	272	—	(607)	335	—
Other	—	—	(32)	—	(32)

Net cash provided by (used in) financing activities	51	(348)	(702)	365	(634)

Effect of currency translation on cash	—	—	11	—	11
Net decrease in cash and cash equivalents	—	—	(514)	—	(514)
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$704	$—	$704

(1)
During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $30 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Quarter Ended December 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(30)	$22	$412	$—	$404

Cash Flows From Investing Activities:
Capital expenditures	—	—	(130)	—	(130)
Change in intercompany loans	—	(141)	—	141	—
Other	—	4	(28)	—	(24)

Net cash used in investing activities	—	(137)	(158)	141	(154)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	22	105	(127)	—	—
Net increase in commercial paper	—	10	—	—	10
Proceeds from exercise of share options	—	—	25	—	25
Repurchase of common shares	—	—	(93)	—	(93)
Payment of common share dividends to shareholders	(132)	—	—	—	(132)
Loan activity with parent	140	—	1	(141)	—
Other	—	—	(19)	—	(19)

Net cash provided by (used in) financing activities	30	115	(213)	(141)	(209)

Effect of currency translation on cash	—	—	(23)	—	(23)
Net increase in cash and cash equivalents	—	—	18	—	18
Cash and cash equivalents at beginning of period	—	—	647	—	647

Cash and cash equivalents at end of period	$—	$—	$665	$—	$665

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

        Highlights for the first quarter of fiscal 2018 include the following:

  •
  Our net sales increased 13.6% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 with sales growth in the Transportation Solutions and Industrial Solutions segments, partially offset by declines in the Communications Solutions segment. Foreign currency exchange rates positively impacted net sales by $115 million in the first quarter of fiscal 2018 as compared to the same period of fiscal 2017. On an organic basis, our net sales increased 7.9% during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 21.3% in the first quarter of fiscal 2018 as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 10.9% during the first quarter of fiscal 2018 due primarily to increased sales in the industrial equipment end market.

  •
  Communications Solutions—Our net sales decreased 4.6% in the first quarter of fiscal 2018 with sales declines in the subsea communications end market, partially offset by sales increases in the appliances and, to a lesser degree, the data and devices end markets.

  •
  Net cash provided by operating activities was $350 million in the first quarter of fiscal 2018.

Outlook

        In the second quarter of fiscal 2018, we expect our net sales to be between $3.55 billion and $3.65 billion as compared to $3.2 billion in the second quarter of fiscal 2017. This increase reflects sales growth in the Transportation Solutions and Industrial Solutions segments, and to a lesser degree, the

Communications Solutions segment relative to the second quarter of fiscal 2017. Additional information regarding expectations for our reportable segments for the second quarter of fiscal 2018 as compared to the same period of fiscal 2017 is as follows:

  •
  Transportation Solutions—We expect our net sales increase in the automotive end market to exceed anticipated global automotive production growth of approximately 2% due primarily to increased content per vehicle, market share gains, and sales contributions from a recent acquisition. We also expect continued growth in the commercial transportation and sensors end markets.

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

We expect diluted earnings per share from continuing operations to be in the range of $1.18 to $1.22 per share in the second quarter of fiscal 2018. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $123 million and $0.06 per share, respectively, in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017.

        For fiscal 2018, we expect our net sales to be between $14.1 billion and $14.3 billion as compared to $13.1 billion in fiscal 2017. This increase reflects sales growth in the Transportation Solutions and Industrial Solutions segments relative to fiscal 2017. Additional information regarding expectations for our reportable segments for fiscal 2018 compared to fiscal 2017 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market due primarily to increased content per vehicle, market share gains, and sales contributions from a recent acquisition. We expect global automotive production to increase approximately 2% in fiscal 2018. We also expect continued growth in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market primarily as a result of growth in the factory automation and controls market and the medical market.

  •
  Communications Solutions—We expect our net sales growth in the appliances and the data and devices end markets to be offset by sales declines in the subsea communications end market. We expect our sales in the subsea communications end market to be approximately $800 million in fiscal 2018.

We expect diluted earnings per share from continuing operations to be in the range of $3.61 to $3.71 per share in fiscal 2018. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $228 million and $0.11 per share, respectively, in fiscal 2018 as compared to fiscal 2017.

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

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended
	December 29, 2017		December 30, 2016
	($ in millions)
Transportation Solutions	$2,032	59%	$1,675	55%
Industrial Solutions	882	25	795	26
Communications Solutions	566	16	593	19

Total	$3,480	100%	$3,063	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 29, 2017 versus Net Sales for the Quarter Ended December 30, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$357	21.3%	$224	13.4%	$79	$54
Industrial Solutions	87	10.9	50	6.3	29	8
Communications Solutions	(27)	(4.6)	(34)	(5.7)	7	—

Total	$417	13.6%	$240	7.9%	$115	$62

        Net sales increased $417 million, or 13.6%, in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The increase in net sales resulted from organic net sales growth of 7.9%, the positive impact of foreign currency translation of 3.7% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 2.0%. Price erosion adversely affected organic net sales by $44 million in the first quarter of fiscal 2018.

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

        Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2018.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended
	December 29, 2017		December 30, 2016
	($ in millions)
Americas	$1,041	30%	$1,005	33%
EMEA	1,219	35	971	32
Asia–Pacific	1,220	35	1,087	35

Total	$3,480	100%	$3,063	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 29, 2017 versus Net Sales for the Quarter Ended December 30, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Americas	$36	3.6%	$19	1.9%	$5	$12
EMEA	248	25.5	112	11.6	89	47
Asia–Pacific	133	12.2	109	10.0	21	3

Total	$417	13.6%	$240	7.9%	$115	$62

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Cost of sales	$2,303	$1,996	$307
As a percentage of net sales	66.2%	65.2%	1.0%
Gross margin	$1,177	$1,067	$110
As a percentage of net sales	33.8%	34.8%	(1.0)%

        Gross margin increased $110 million in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The increase in gross margin was due primarily to higher volume and improved manufacturing productivity, partially offset by the negative impact of price erosion. Gross margin as a percentage of net sales decreased to 33.8% in the first quarter of 2018 from 34.8% in the first quarter of fiscal 2017.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 200 million pounds of copper, 140,000 troy ounces of gold, and 2.7 million troy ounces of silver in fiscal 2018. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended
	Measure	December 29, 2017	December 30, 2016
Copper	Lb.	$2.80	$2.35
Gold	Troy oz.	1,265	1,206
Silver	Troy oz.	17.09	16.33

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Selling, general, and administrative expenses	$383	$367	$16
As a percentage of net sales	11.0%	12.0%	(1.0)%
Research, development, and engineering expenses	$176	$156	$20
Acquisition and integration costs	2	2	—
Restructuring and other charges, net	35	47	(12)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $16 million in the first quarter of fiscal 2018 from the first quarter of fiscal 2017. The increase resulted primarily from increased selling expenses to support higher sales levels. Selling, general, and administrative expenses as a percentage of net sales decreased to 11.0% in the first quarter of 2018 from 12.0% in the first quarter of fiscal 2017.

        Research, Development, and Engineering Expenses.    In the first quarter of fiscal 2018, research, development, and engineering expenses increased $20 million as compared to the same period of fiscal 2017 due to costs related to growth initiatives, primarily in the Transportation Solutions segment.

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

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions segment. During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments.

        In connection with these initiatives, we incurred net restructuring charges of $35 million during the first quarter of fiscal 2018, of which $22 million related to the fiscal 2018 restructuring program. Annualized cost savings related to fiscal 2018 actions commenced during the first quarter of fiscal 2018 are expected to be approximately $20 million and are expected to be realized by the end of fiscal 2019. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2018, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $130 million in fiscal 2018.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Operating income	$581	$495	$86
Operating margin	16.7%	16.2%	0.5%

        Operating income included the following:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$2
Charges associated with the amortization of acquisition related fair value adjustments	5	1

	7	3
Restructuring and other charges, net	35	47

Total	$42	$50

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Interest expense	$26	$31	$(5)
Other (income) expense, net	$(2)	$9	$(11)
Income tax expense	$600	$54	$546
Effective tax rate	107.0%	11.7%	95.3%
Income (loss) from discontinued operations, net of income taxes	$(1)	$3	$(4)

        Income Taxes.    See Note 10 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense for the first quarters of fiscal 2018 and 2017 and information regarding the Tax Cuts and Jobs Act.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 29, 2017		December 30, 2016
	($ in millions)
Automotive	$1,517	74%	$1,275	76%
Commercial transportation	300	15	213	13
Sensors	215	11	187	11

Total	$2,032	100%	$1,675	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2017 versus Net Sales for the Quarter Ended December 30, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$242	19.0%	$131	10.2%	$57	$54
Commercial transportation	87	40.8	73	34.2	14	—
Sensors	28	15.0	20	10.6	8	—

Total	$357	21.3%	$224	13.4%	$79	$54

        Net sales in the Transportation Solutions segment increased $357 million, or 21.3%, in the first quarter of fiscal 2018 from the first quarter of fiscal 2017 due to organic net sales growth of 13.4%, the positive impact of foreign currency translation of 4.7%, and sales contributions from an acquisition of 3.2%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 10.2% in the first quarter of fiscal 2018 with growth of 14.5% in the Americas region, 13.3% in the EMEA region, and 6.2% in the Asia–Pacific region. In the Americas region, our organic net sales increased due to content growth in North America and continued market recovery in South America. Our growth in the EMEA region was driven by market growth, electronification, and new model launches. Our growth in the Asia–Pacific region resulted from market share gains and electronification.

  •
  Commercial transportation—Our organic net sales increased 34.2% in the first quarter of fiscal 2018, with growth in the heavy truck, construction, and agriculture markets and sales increases across all regions.

  •
  Sensors—Our organic net sales increased 10.6% in the first quarter of fiscal 2018 due primarily to growth in the commercial transportation, industrial equipment, and automotive markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Operating income	$420	$348	$72
Operating margin	20.7%	20.8%	(0.1)%

        In the first quarter of fiscal 2018, operating income in the Transportation Solutions segment increased $72 million as compared to the first quarter of fiscal 2017. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	($ in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$1
Charges associated with the amortization of acquisition related fair value adjustments	4	—

	5	1
Restructuring and other charges, net	4	24

Total	$9	$25

Excluding these items, operating income increased in the first quarter of fiscal 2018 due primarily to higher volume, partially offset by the negative impact of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 29, 2017		December 30, 2016
	($ in millions)
Industrial equipment	$471	53%	$383	48%
Aerospace, defense, oil, and gas	254	29	252	32
Energy	157	18	160	20

Total	$882	100%	$795	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2017 versus Net Sales for the Quarter Ended December 30, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$88	23.0%	$66	16.9%	$14	$8
Aerospace, defense, oil, and gas	2	0.8	(6)	(2.2)	8	—
Energy	(3)	(1.9)	(10)	(6.1)	7	—

Total	$87	10.9%	$50	6.3%	$29	$8

        In the first quarter of fiscal 2018, net sales in the Industrial Solutions segment increased $87 million, or 10.9%, from the first quarter of fiscal 2017 primarily as a result of organic net sales growth of 6.3% and the positive impact of foreign currency translation of 3.6%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 16.9% in the first quarter of fiscal 2018 due primarily to growth in the factory automation and controls market and the medical market.

  •
  Aerospace, defense, oil, and gas—Our organic net sales decreased 2.2% in the first quarter of fiscal 2018 primarily as a result of declines in our sales into the commercial aerospace market.

  •
  Energy—Our organic net sales decreased 6.1% in the first quarter of fiscal 2018 due to weakness in the power market and declines in all regions.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Operating income	$102	$70	$32
Operating margin	11.6%	8.8%	2.8%

        Operating income in the Industrial Solutions segment increased $32 million in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$1
Charges associated with the amortization of acquisition related fair value adjustments	1	1

	2	2
Restructuring and other charges, net	23	21

Total	$25	$23

Excluding these items, operating income increased in the first quarter of fiscal 2018 primarily as a result of higher volume and improved manufacturing productivity, partially offset by the negative impact of price erosion.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 29, 2017		December 30, 2016
	($ in millions)
Data and devices	$239	42%	$231	39%
Subsea communications	143	25	214	36
Appliances	184	33	148	25

Total	$566	100%	$593	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 29, 2017 versus Net Sales for the Quarter Ended December 30, 2016
	Net Sales Growth		Organic Net Sales Growth		Translation
	($ in millions)
Data and devices	$8	3.5%	$4	1.9%	$4
Subsea communications	(71)	(33.2)	(71)	(33.2)	—
Appliances	36	24.3	33	21.7	3

Total	$(27)	(4.6)%	$(34)	(5.7)%	$7

        Net sales in the Communications Solutions segment decreased $27 million, or 4.6%, from the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 due primarily to organic net sales declines of 5.7%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 1.9% in the first quarter of fiscal 2018 primarily as a result of market strength in the Asia–Pacific region and continued growth in high speed connectivity in data center applications.

  •
  Subsea communications—Our organic net sales decreased 33.2% in the first quarter of fiscal 2018 as a result of lower levels of project activity and production delays on a program.

  •
  Appliances—Our organic net sales increased 21.7% in the first quarter of fiscal 2018 due to market share gains and growth in all regions.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 29, 2017	December 30, 2016	Increase (Decrease)
	($ in millions)
Operating income	$59	$77	$(18)
Operating margin	10.4%	13.0%	(2.6)%

        Operating income in the Communications Solutions segment decreased $18 million in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended
	December 29, 2017	December 30, 2016
	(in millions)
Restructuring and other charges, net	$8	$2

Excluding these items, operating income decreased in the first quarter of fiscal 2018 due primarily to declines in our Subsea Communications business related to production delays.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $325 million of 2.375% senior notes due in 2018. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first quarter of fiscal 2018, net cash provided by operating activities decreased $54 million to $350 million from $404 million in the first quarter of fiscal 2017. The decrease resulted primarily from an increase in employee-compensation related payments, partially offset by higher pre-tax income levels.

        The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2018 and 2017 was $82 million and $96 million, respectively.

Cash Flows from Investing Activities

        Capital expenditures were $241 million and $130 million in the first quarters of fiscal 2018 and 2017, respectively. We expect fiscal 2018 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at December 29, 2017 and September 29, 2017 was $4,005 million and $4,344 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During October 2017, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million 6.55% senior notes due 2017.

        During December 2017, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million, at a 0% interest rate with repayment due at maturity in December 2018.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at December 29, 2017 or September 29, 2017. Borrowings under our commercial paper program are backed by the Credit Facility and reduce the availability of funds from the Credit Facility.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 29, 2017, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $141 million and $132 million in the first quarters of fiscal 2018 and 2017, respectively.

        During the first quarter of fiscal 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 2 million of our common shares for $214 million and approximately 2 million of our common shares for $102 million under our share repurchase program during the first quarters of fiscal 2018 and 2017, respectively. At December 29, 2017, we had $1,766 million of availability remaining under our share repurchase authorization.

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

        At December 29, 2017, we had outstanding letters of credit, letters of guarantee, and surety bonds of $291 million.

Tax Sharing Agreement

        As previously reported, we are a party to a Tax Sharing Agreement that generally governs our, Tyco International plc's, and Covidien plc's respective rights, responsibilities, and obligations with respect to taxes for periods prior to and including June 29, 2007. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding the Tax Sharing Agreement.

Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. There were no significant changes to this information during the first quarter of fiscal 2018.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, could cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  the effects of the U.S. Tax Cuts and Jobs Act;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2018. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2017.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 29, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. Refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 for additional information regarding legal proceedings.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 29, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30–October 27, 2017	506,437	$87.38	506,433	$436,225,272
October 28–December 1, 2017	1,022,087	93.82	837,800	357,513,984
December 2–December 29, 2017	1,110,784	95.20	958,800	1,766,284,720

Total	2,639,308	$93.16	2,303,033

(1)
These columns include the following transactions which occurred during the quarter ended December 29, 2017:

(i)
the acquisition of 336,275 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,303,033 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
During the quarter ended December 29, 2017, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
10.1	‡*	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015

10.2	‡*	Letter Agreement between Joseph B. Donahue and TE Connectivity dated January 18, 2018

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 29, 2017, filed on January 24, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

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

Date: January 24, 2018