Form 10-Q
period 2018-03-30
TE Connectivity Ltd.
filed 2018-04-25
CIK 1385157

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2018
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

        The number of common shares outstanding as of April 20, 2018 was 350,139,019.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions, except per share data)
Net sales	$3,745	$3,227	$7,225	$6,290
Cost of sales	2,502	2,117	4,805	4,113

Gross margin	1,243	1,110	2,420	2,177
Selling, general, and administrative expenses	428	407	811	774
Research, development, and engineering expenses	182	161	358	317
Acquisition and integration costs	3	2	5	4
Restructuring and other charges, net	6	59	41	106

Operating income	624	481	1,205	976
Interest income	4	6	8	11
Interest expense	(29)	(32)	(55)	(63)
Other income (expense), net	1	(10)	3	(19)

Income from continuing operations before income taxes	600	445	1,161	905
Income tax expense	(108)	(39)	(708)	(93)

Income from continuing operations	492	406	453	812
Income (loss) from discontinued operations, net of income taxes	(2)	(1)	(3)	2

Net income	$490	$405	$450	$814

Basic earnings per share:
Income from continuing operations	$1.40	$1.14	$1.29	$2.28
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income	1.40	1.14	1.28	2.29
Diluted earnings per share:
Income from continuing operations	$1.39	$1.13	$1.28	$2.26
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
Net income	1.38	1.13	1.27	2.27
Dividends paid per common share	$0.40	$0.37	$0.80	$0.74
Weighted-average number of shares outstanding:
Basic	351	356	351	356
Diluted	354	359	355	359

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Net income.	$490	$405	$450	$814
Other comprehensive income (loss):
Currency translation	114	83	181	(102)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	8	12	15	25
Gains (losses) on cash flow hedges, net of income taxes	(49)	19	(47)	35

Other comprehensive income (loss)	73	114	149	(42)

Comprehensive income.	$563	$519	$599	$772

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 30, 2018	September 29, 2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$559	$1,218
Accounts receivable, net of allowance for doubtful accounts of $22 and $21, respectively	2,643	2,290
Inventories	2,045	1,813
Prepaid expenses and other current assets	713	605

Total current assets	5,960	5,926
Property, plant, and equipment, net	3,676	3,400
Goodwill	5,730	5,651
Intangible assets, net	1,786	1,841
Deferred income taxes	1,631	2,141
Other assets	464	444

Total Assets	$19,247	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$675	$710
Accounts payable	1,613	1,436
Accrued and other current liabilities	1,729	1,626
Deferred revenue	147	75

Total current liabilities	4,164	3,847
Long-term debt	3,335	3,634
Long-term pension and postretirement liabilities	1,149	1,160
Deferred income taxes	238	236
Income taxes	302	293
Other liabilities	579	482

Total Liabilities	9,767	9,652

Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	9,957	10,175
Treasury shares, at cost, 6,444,345 and 5,356,369 shares, respectively	(585)	(421)
Accumulated other comprehensive loss	(49)	(160)

Total Shareholders' Equity	9,480	9,751

Total Liabilities and Shareholders' Equity	$19,247	$19,403

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares				Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	450	—	450
Other comprehensive income	—	—	—	—	—	—	149	149
Share-based compensation expense	—	—	—	—	52	—	—	52
Dividends approved	—	—	—	—	—	(617)	—	(617)
Exercise of share options	—	—	2	94	—	—	—	94
Restricted share award vestings and other activity	—	—	1	125	(52)	(89)	—	(16)
Repurchase of common shares	—	—	(4)	(383)	—	—	—	(383)

Balance at March 30, 2018	357	$157	(6)	$(585)	$—	$9,957	$(49)	$9,480

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	814	—	814
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Share-based compensation expense	—	—	—	—	47	—	—	47
Dividends approved	—	—	—	—	(569)	—	—	(569)
Exercise of share options	—	—	2	64	—	—	—	64
Restricted share award vestings and other activity	—	—	1	126	(132)	—	—	(6)
Repurchase of common shares	—	—	(3)	(205)	—	—	—	(205)

Balance at March 31, 2017	383	$168	(28)	$(1,639)	$1,147	$9,661	$(584)	$8,753

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Cash Flows From Operating Activities:
Net income	$450	$814
(Income) loss from discontinued operations, net of income taxes	3	(2)

Income from continuing operations	453	812
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	341	312
Deferred income taxes	499	(118)
Provision for losses on accounts receivable and inventories	23	9
Share-based compensation expense	52	47
Other	(17)	12
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(337)	(215)
Inventories	(244)	(69)
Prepaid expenses and other current assets	(107)	32
Accounts payable	187	148
Accrued and other current liabilities	(224)	13
Deferred revenue	72	(83)
Income taxes	2	33
Other	27	(8)

Net cash provided by operating activities	727	925

Cash Flows From Investing Activities:
Capital expenditures	(447)	(289)
Proceeds from sale of property, plant, and equipment	7	8
Other	(2)	(16)

Net cash used in investing activities	(442)	(297)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	225	(162)
Proceeds from issuance of debt	119	89
Repayment of debt	(708)	—
Proceeds from exercise of share options	94	64
Repurchase of common shares	(381)	(198)
Payment of common share dividends to shareholders	(281)	(263)
Other	(32)	(22)

Net cash used in financing activities	(964)	(492)

Effect of currency translation on cash	20	(10)
Net increase (decrease) in cash and cash equivalents	(659)	126
Cash and cash equivalents at beginning of period	1,218	647

Cash and cash equivalents at end of period	$559	$773

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

  Recently Issued Accounting Pronouncement

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which codified Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us beginning in fiscal 2019, and we intend to adopt the new standard using the modified retrospective approach applied to contracts that are not completed as of that date. We are continuing to assess the impact of adopting ASC 606. Based on the ongoing evaluation of our current contracts and revenue streams, we do not expect that adoption will have a material impact on our results of operations or financial position. We are in the process of identifying necessary changes to accounting policies, processes, financial statement disclosures, internal controls, and systems to enable compliance with this new standard. We believe we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of revenue upon adoption of ASC 606 at the beginning of fiscal 2019.

  Recently Adopted Accounting Pronouncement

        In February 2018, the FASB issued ASU No. 2018-02, an update to ASC 220, Income Statement—Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income (loss) for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act"). See Note 10 for additional information regarding the Act. We elected to early adopt this update in the quarter ended March 30, 2018 and reclassify the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate. This change in accounting principle resulted in a reclassification of $38 million, primarily associated with our pension plans, during the period of adoption. The reclassification increased both accumulated other comprehensive loss and accumulated earnings with no impact to total shareholders' equity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Basis of Presentation and Accounting Pronouncements (Continued)

        In March 2017, the FASB issued ASU No. 2017-07, an update to ASC 715, Compensation—Retirement Benefits, which changes the income statement presentation of net periodic pension and postretirement benefit costs. The ASU requires that service costs be presented with other employee compensation costs within operating income and that other cost components be presented outside of operating income. We elected to early adopt this update in the quarter ended December 29, 2017. The update was applied retrospectively and did not have a material impact on our Condensed Consolidated Statements of Operations.

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Restructuring charges, net	$10	$59	$45	$105
Other charges (credits), net	(4)	—	(4)	1

	$6	$59	$41	$106

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Transportation Solutions	$1	$33	$5	$57
Industrial Solutions	7	19	30	39
Communications Solutions	2	7	10	9

Restructuring charges, net	$10	$59	$45	$105

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves was as follows:

	Balance at September 29, 2017	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at March 30, 2018
	(in millions)
Fiscal 2018 Actions:
Employee severance	$—	$30	$—	$(8)	$—	$1	$23
Facility and other exit costs	—	6	—	—	—	—	6

Total	—	36	—	(8)	—	1	29

Fiscal 2017 Actions:
Employee severance	103	4	(2)	(42)	—	2	65
Facility and other exit costs	1	1	—	(2)	—	—	—

Total	104	5	(2)	(44)	—	2	65

Pre-Fiscal 2017 Actions:
Employee severance	36	6	(2)	(14)	—	1	27
Facility and other exit costs	9	4	—	(5)	—	—	8
Property, plant, and equipment	—	1	(3)	3	(1)	—	—

Total	45	11	(5)	(16)	(1)	1	35

Total Activity	$149	$52	$(7)	$(68)	$(1)	$4	$129

  Fiscal 2018 Actions

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions segment. In connection with this program, during the six months ended March 30, 2018, we recorded restructuring charges of $36 million. We expect to complete significantly all restructuring actions commenced during the six months ended March 30, 2018 by the end of fiscal 2019 and to incur total charges of approximately $40 million.

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during the six months ended March 30, 2018 and March 31, 2017, we recorded net restructuring charges of $3 million and $100 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2017 by the end of fiscal 2019 and anticipate that any additional charges will be insignificant.

  Pre-Fiscal 2017 Actions

        Prior to fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the six months ended March 30, 2018 and March 31, 2017, we recorded net restructuring charges of

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

$6 million and $5 million, respectively, related to pre-fiscal 2017 actions. We expect to incur additional charges of approximately $15 million related to pre-fiscal 2017 actions with the remaining charges related to employee severance primarily in the Communications Solutions segment.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 30, 2018	September 29, 2017
	(in millions)
Accrued and other current liabilities	$116	$130
Other liabilities	13	19

Restructuring reserves	$129	$149

3. Inventories

        Inventories consisted of the following:

	March 30, 2018	September 29, 2017
	(in millions)
Raw materials	$342	$306
Work in progress	662	580
Finished goods	910	810
Inventoried costs on long-term contracts	131	117

Inventories	$2,045	$1,813

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 29, 2017(1)	$2,011	$3,047	$593	$5,651
Currency translation and other	25	46	8	79

March 30, 2018(1)	$2,036	$3,093	$601	$5,730

(1)
At March 30, 2018 and September 29, 2017, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	March 30, 2018			September 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,461	$(351)	$1,110	$1,433	$(300)	$1,133
Intellectual property	1,276	(620)	656	1,263	(575)	688
Other	37	(17)	20	36	(16)	20

Total	$2,774	$(988)	$1,786	$2,732	$(891)	$1,841

        Intangible asset amortization expense was $45 million and $41 million for the quarters ended March 30, 2018 and March 31, 2017, respectively, and $90 million and $83 million for the six months ended March 30, 2018 and March 31, 2017, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2018	$94
Fiscal 2019	185
Fiscal 2020	177
Fiscal 2021	174
Fiscal 2022	173
Fiscal 2023	173
Thereafter	810

Total	$1,786

6. Debt

        During the six months ended March 30, 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million of 6.55% senior notes due October 2017.

        We reclassified $325 million of 2.375% senior notes due December 2018 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet during the six months ended March 30, 2018.

        During the six months ended March 30, 2018, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million at a 0% interest rate with repayment due at maturity in December 2018.

        As of March 30, 2018, TEGSA had $225 million of commercial paper outstanding at a weighted-average interest rate of 2.26%. TEGSA had no commercial paper outstanding at September 29, 2017.

        The fair value of our debt, based on indicative valuations, was approximately $4,223 million and $4,622 million at March 30, 2018 and September 29, 2017, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 30, 2018, we concluded that it was probable that we would incur investigation and remediation costs at these sites in the range of $15 million to $45 million, and we accrued $19 million which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At March 30, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $285 million.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $46 million and $50 million at March 30, 2018 and September 29, 2017, respectively.

  Tax Sharing Agreement

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

8. Financial Instruments

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturities of these contracts in fiscal 2022, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swaps, we are required to post cash collateral with our counterparties.

        At March 30, 2018 and September 29, 2017, our cross-currency swap contracts were in a liability position of $178 million and $96 million, respectively, and were recorded in other liabilities on the Condensed Consolidated Balance Sheets. At March 30, 2018 and September 29, 2017, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impacts of our cross-currency swap contracts were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$(22)	$8	$(32)	$(8)
Gains (losses) excluded from the hedging relationship(1)	(31)	(16)	(50)	54

(1)
Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain non-U.S. dollar-denominated intercompany non-derivative financial instruments to the U.S. dollar.

        We hedge our net investment in certain foreign operations using intercompany non-derivative financial instruments denominated in the same currencies. The aggregate notional value of these

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Financial Instruments (Continued)

hedges was $3,111 million and $3,110 million at March 30, 2018 and September 29, 2017, respectively. The impacts of our hedging program were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Foreign currency exchange gains (losses)(1)	$(79)	$(78)	$(145)	$144

(1)
Foreign currency exchange gains and losses are recorded as currency translation, a component of accumulated other comprehensive loss, and are offset by changes attributable to the translation of the net investment.

9. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Service cost	$4	$3	$11	$13
Interest cost	11	11	11	9
Expected return on plan assets	(15)	(14)	(17)	(17)
Amortization of net actuarial loss	5	10	5	10
Amortization of prior service credit	—	—	(1)	(1)

Net periodic pension benefit cost	$5	$10	$9	$14

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Service cost	$7	$6	$23	$26
Interest cost	22	22	21	18
Expected return on plan assets	(30)	(27)	(34)	(35)
Amortization of net actuarial loss	11	20	11	21
Amortization of prior service credit	—	—	(3)	(3)

Net periodic pension benefit cost	$10	$21	$18	$27

        The components of net periodic pension benefit cost other than service cost are included in other income (expense), net on the Condensed Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Retirement Plans (Continued)

        During the six months ended March 30, 2018, we contributed $26 million to our non-U.S. pension plans.

10. Income Taxes

        We recorded income tax expense of $108 million and $39 million for the quarters ended March 30, 2018 and March 31, 2017, respectively. The income tax expense for the quarter ended March 30, 2018 included a $17 million income tax benefit resulting from lapses of statutes of limitations in certain non-U.S. jurisdictions. The income tax expense for the quarter ended March 31, 2017 included a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions, and a $22 million income tax benefit associated with the tax impacts of certain intercompany transactions.

        We recorded income tax expense of $708 million and $93 million for the six months ended March 30, 2018 and March 31, 2017, respectively. The tax expense for the six months ended March 30, 2018 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act and a $61 million net income tax benefit related to certain legal entity restructurings. See "Tax Cuts and Jobs Act" below for additional information. The tax expense for the six months ended March 31, 2017 included a $52 million income tax benefit associated with the tax impacts of certain intercompany transactions and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards, as well as a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions.

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of March 30, 2018 and September 29, 2017, we had $59 million and $60 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the six months ended March 30, 2018, we recognized $1 million of income tax benefits related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 30, 2018.

  Tax Cuts and Jobs Act

        On December 22, 2017, the President of the U.S. signed the Tax Cuts and Jobs Act (the "Act") into law. The Act includes numerous significant changes to existing tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax, and imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. While some of the new provisions of the Act will impact us in fiscal 2019 and beyond, the change in the tax rate was effective January 1, 2018. In the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. Income Taxes (Continued)

period of enactment, we were required to revalue our U.S. federal deferred tax assets and liabilities at the new tax rate. Accordingly, during the quarter ended December 29, 2017, we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards to the lower tax rate. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards. The limitations on interest expense deductions contained in the Act are expected to increase prospective taxable income and thereby allow the utilization of more tax credits in future years. As a Swiss corporation, the one-time repatriation tax imposed by the Act will not be significant to us.

        The Act makes broad and complex changes to the U.S. Internal Revenue Code, and in certain instances, lacks clarity and is subject to interpretation until additional IRS guidance is issued. The ultimate impact of the Act may differ from our estimates due to changes in the interpretations and assumptions we made as well as any forthcoming regulatory guidance. One area requiring guidance is a transition rule regarding limitations on interest expense deductions. The Act does not address the treatment of the carryforward of disallowed interest expense generated under the prior law. Our interpretation is that the carryforward of interest should survive and will be deductible in future periods subject to the new interest limitations. Accordingly, during the quarter ended December 29, 2017, we revalued our beginning deferred tax asset related to our interest carryforwards to $223 million to reflect the lower tax rate. It is possible additional regulatory guidance could be issued contrary to this interpretation at which point we may be required to record a charge to income tax expense to revalue or eliminate the related deferred tax asset. On April 2, 2018, the Treasury Department and the IRS issued Notice 2018-28 stating their intention to issue regulations consistent with our position related to the carryforward of the disallowed interest expense.

11. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Basic	351	356	351	356
Dilutive impact of share-based compensation arrangements	3	3	4	3

Diluted	354	359	355	359

        There were one million share options that were not included in the computation of diluted earnings per share for the six months ended March 30, 2018 and March 31, 2017 because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Shareholders' Equity

  Common Shares

        In March 2018, our shareholders reapproved and extended through March 14, 2020, our board of directors' authorization to issue additional new shares, subject to certain conditions specified in our articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

  Dividends

        In March 2018, our shareholders approved a dividend payment to shareholders of $1.76 per share, payable in four equal quarterly installments of $0.44 per share beginning in the third quarter of fiscal 2018 and ending in the second quarter of fiscal 2019.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At March 30, 2018 and September 29, 2017, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $617 million and $281 million, respectively.

  Share Repurchase Program

        During the six months ended March 30, 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Six Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Number of common shares repurchased	4	3
Repurchase value	$383	$205

        At March 30, 2018, we had $1.6 billion of availability remaining under our share repurchase authorization.

13. Share Plans

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Share-based compensation expense	$23	$23	$52	$47

        As of March 30, 2018, there was $180 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

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

        As of March 30, 2018, we had 20 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	20%
Risk free interest rate	2.2%
Expected annual dividend per share	$1.60
Expected life of options (in years)	5.3

14. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Transportation Solutions	$2,134	$1,755	$4,166	$3,430
Industrial Solutions	972	853	1,854	1,648
Communications Solutions	639	619	1,205	1,212

Total(1)	$3,745	$3,227	$7,225	$6,290

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Segment Data (Continued)

        Operating income by segment was as follows:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Transportation Solutions	$428	$305	$848	$653
Industrial Solutions	126	88	228	158
Communications Solutions	70	88	129	165

Total	$624	$481	$1,205	$976

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 30, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,745	$—	$3,745
Cost of sales	—	—	2,502	—	2,502

Gross margin	—	—	1,243	—	1,243
Selling, general, and administrative expenses, net	41	9	378	—	428
Research, development, and engineering expenses	—	—	182	—	182
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	6	—	6

Operating income (loss)	(41)	(9)	674	—	624
Interest income	—	1	3	—	4
Interest expense	—	(29)	—	—	(29)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	550	557	—	(1,107)	—
Equity in net loss of subsidiaries of discontinued operations	(2)	(2)	—	4	—
Intercompany interest income (expense), net	(17)	30	(13)	—	—

Income from continuing operations before income taxes	490	548	665	(1,103)	600
Income tax expense	—	—	(108)	—	(108)

Income from continuing operations	490	548	557	(1,103)	492
Loss from discontinued operations, net of income taxes	—	—	(2)	—	(2)

Net income	490	548	555	(1,103)	490
Other comprehensive income	73	73	94	(167)	73

Comprehensive income	$563	$621	$649	$(1,270)	$563

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,227	$—	$3,227
Cost of sales	—	—	2,117	—	2,117

Gross margin	—	—	1,110	—	1,110
Selling, general, and administrative expenses, net	48	18	341	—	407
Research, development, and engineering expenses	—	—	161	—	161
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	59	—	59

Operating income (loss)	(48)	(18)	547	—	481
Interest income	—	—	6	—	6
Interest expense	—	(32)	—	—	(32)
Other expense, net	—	—	(10)	—	(10)
Equity in net income of subsidiaries	462	483	—	(945)	—
Equity in net income (loss) of subsidiaries of discontinued operations	(1)	10	—	(9)	—
Intercompany interest income (expense), net	(8)	29	(21)	—	—

Income from continuing operations before income taxes	405	472	522	(954)	445
Income tax expense	—	—	(39)	—	(39)

Income from continuing operations	405	472	483	(954)	406
Income (loss) from discontinued operations, net of income taxes(1)	—	(11)	10	—	(1)

Net income	405	461	493	(954)	405
Other comprehensive income	114	114	106	(220)	114

Comprehensive income	$519	$575	$599	$(1,174)	$519

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our Broadband Network Solutions ("BNS") business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 30, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$7,225	$—	$7,225
Cost of sales	—	—	4,805	—	4,805

Gross margin	—	—	2,420	—	2,420
Selling, general, and administrative expenses, net	88	6	717	—	811
Research, development, and engineering expenses	—	—	358	—	358
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	41	—	41

Operating income (loss)	(88)	(6)	1,299	—	1,205
Interest income	—	1	7	—	8
Interest expense	—	(55)	—	—	(55)
Other income, net	—	—	3	—	3
Equity in net income of subsidiaries	571	573	—	(1,144)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest income (expense), net	(30)	58	(28)	—	—

Income from continuing operations before income taxes	450	568	1,281	(1,138)	1,161
Income tax expense	—	—	(708)	—	(708)

Income from continuing operations	450	568	573	(1,138)	453
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	450	568	570	(1,138)	450
Other comprehensive income	149	149	181	(330)	149

Comprehensive income	$599	$717	$751	$(1,468)	$599

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Six Months Ended March 31, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,290	$—	$6,290
Cost of sales	—	—	4,113	—	4,113

Gross margin	—	—	2,177	—	2,177
Selling, general, and administrative expenses, net	76	(70)	768	—	774
Research, development, and engineering expenses	—	—	317	—	317
Acquisition and integration costs	—	—	4	—	4
Restructuring and other charges, net	—	—	106	—	106

Operating income (loss)	(76)	70	982	—	976
Interest income	—	—	11	—	11
Interest expense	—	(63)	—	—	(63)
Other expense, net	—	—	(19)	—	(19)
Equity in net income of subsidiaries	902	839	—	(1,741)	—
Equity in net income of subsidiaries of discontinued operations	2	14	—	(16)	—
Intercompany interest income (expense), net	(14)	56	(42)	—	—

Income from continuing operations before income taxes	814	916	932	(1,757)	905
Income tax expense	—	—	(93)	—	(93)

Income from continuing operations	814	916	839	(1,757)	812
Income (loss) from discontinued operations, net of income taxes(1)	—	(12)	14	—	2

Net income	814	904	853	(1,757)	814
Other comprehensive loss	(42)	(42)	(69)	111	(42)

Comprehensive income	$772	$862	$784	$(1,646)	$772

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of March 30, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$559	$—	$559
Accounts receivable, net	—	—	2,643	—	2,643
Inventories	—	—	2,045	—	2,045
Intercompany receivables	40	2,473	55	(2,568)	—
Prepaid expenses and other current assets	7	176	530	—	713

Total current assets	47	2,649	5,832	(2,568)	5,960
Property, plant, and equipment, net	—	—	3,676	—	3,676
Goodwill	—	—	5,730	—	5,730
Intangible assets, net	—	—	1,786	—	1,786
Deferred income taxes	—	—	1,631	—	1,631
Investment in subsidiaries	12,587	20,672	—	(33,259)	—
Intercompany loans receivable	2	6,561	13,077	(19,640)	—
Other assets	—	—	464	—	464

Total Assets	$12,636	$29,882	$32,196	$(55,467)	$19,247

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$673	$2	$—	$675
Accounts payable	3	—	1,610	—	1,613
Accrued and other current liabilities	625	33	1,071	—	1,729
Deferred revenue	—	—	147	—	147
Intercompany payables	2,528	—	40	(2,568)	—

Total current liabilities	3,156	706	2,870	(2,568)	4,164
Long-term debt	—	3,330	5	—	3,335
Intercompany loans payable	—	13,078	6,562	(19,640)	—
Long-term pension and postretirement liabilities	—	—	1,149	—	1,149
Deferred income taxes	—	—	238	—	238
Income taxes	—	—	302	—	302
Other liabilities	—	181	398	—	579

Total Liabilities	3,156	17,295	11,524	(22,208)	9,767

Total Shareholders' Equity	9,480	12,587	20,672	(33,259)	9,480

Total Liabilities and Shareholders' Equity	$12,636	$29,882	$32,196	$(55,467)	$19,247

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Six Months Ended March 30, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities(1)	$(116)	$(67)	$917	$(7)	$727

Cash Flows From Investing Activities:
Capital expenditures	—	—	(447)	—	(447)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Intercompany distribution receipts(1)	—	64	—	(64)	—
Change in intercompany loans	—	335	—	(335)	—
Other	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	—	399	(442)	(399)	(442)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	62	32	(94)	—	—
Net increase in commercial paper	—	225	—	—	225
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	94	—	94
Repurchase of common shares	(218)	—	(163)	—	(381)
Payment of common share dividends to shareholders	(285)	—	4	—	(281)
Intercompany distributions(1)	—	—	(71)	71	—
Loan activity with parent	557	—	(892)	335	—
Other	—	—	(32)	—	(32)

Net cash provided by (used in) financing activities	116	(332)	(1,154)	406	(964)

Effect of currency translation on cash	—	—	20	—	20
Net decrease in cash and cash equivalents	—	—	(659)	—	(659)
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$559	$—	$559

(1)
During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $71 million. Cash flows are presented based upon the nature of the distributions.

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

        Highlights for the second quarter and first six months of fiscal 2018 include the following:

  •
  Our net sales increased 16.1% and 14.9% in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017 primarily as a result of growth in the Transportation Solutions and Industrial Solutions segments. Foreign currency exchange rates positively impacted net sales by $235 million and $350 million in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. On an organic basis, our net sales increased 6.9% and 7.4% during the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 21.6% and 21.5% in the second quarter and first six months of fiscal 2018, respectively, as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 14.0% and 12.5% during the second quarter and first six months of fiscal 2018, respectively, due primarily to increased sales in the industrial equipment end market.

  •
  Communications Solutions—Our net sales increased 3.2% in the second quarter of fiscal 2018 and decreased 0.6% in the first six months of fiscal 2018 with sales increases in the appliances and the data and devices end markets and sales declines in the subsea communications end market.

  •
  Net cash provided by operating activities was $727 million in the first six months of fiscal 2018.

Outlook

        In the third quarter of fiscal 2018, we expect our net sales to be between $3.65 billion and $3.7 billion as compared to $3.4 billion in the third quarter of fiscal 2017. We expect our net sales to be between $14.5 billion and $14.7 billion in fiscal 2018 as compared to $13.1 billion in fiscal 2017. These increases are due primarily to sales growth in the Transportation Solutions and Industrial Solutions segments. Additional information regarding expectations for our reportable segments for the third quarter of fiscal 2018 as compared to the same period of fiscal 2017 and for fiscal 2018 compared to fiscal 2017 is as follows:

  •
  Transportation Solutions—We expect our net sales to increase in the automotive end market as a result of increased content per vehicle, market share gains, and sales contributions from a recent acquisition. We expect global automotive production growth of approximately 2% in fiscal 2018. We also expect continued growth in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to continued strength in factory automation and controls applications. Also, we expect net sales growth in the aerospace, defense, oil, and gas end market to be driven by growth in the defense and commercial aerospace markets.

  •
  Communications Solutions—We expect our net sales growth in the appliances and the data and devices end markets to be more than offset by sales declines in the subsea communications end market. We expect our net sales in the subsea communications end market to be in the range of $700 million to $750 million in fiscal 2018.

We expect diluted earnings per share from continuing operations to be in the range of $1.13 to $1.15 per share in the third quarter of fiscal 2018. For fiscal 2018, we expect diluted earnings per share from continuing operations to be in the range of $3.70 to $3.76 per share. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $120 million and $0.05 per share, respectively, in the third quarter of fiscal 2018 as compared to the same period of fiscal 2017 and approximately $500 million and $0.20 per share, respectively, in fiscal 2018 as compared to fiscal 2017.

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

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Six Months Ended
	March 30, 2018		March 31, 2017		March 30, 2018		March 31, 2017
	($ in millions)
Transportation Solutions	$2,134	57%	$1,755	55%	$4,166	57%	$3,430	55%
Industrial Solutions	972	26	853	26	1,854	26	1,648	26
Communications Solutions	639	17	619	19	1,205	17	1,212	19

Total	$3,745	100%	$3,227	100%	$7,225	100%	$6,290	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 30, 2018 versus Net Sales for the Quarter Ended March 31, 2017						Change in Net Sales for the Six Months Ended March 30, 2018 versus Net Sales for the Six Months Ended March 31, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$379	21.6%	$167	9.5%	$159	$53	$736	21.5%	$390	11.4%	$239	$107
Industrial Solutions	119	14.0	50	5.9	60	9	206	12.5	101	6.1	88	17
Communications Solutions	20	3.2	4	0.6	16	—	(7)	(0.6)	(30)	(2.5)	23	—

Total	$518	16.1%	$221	6.9%	$235	$62	$935	14.9%	$461	7.4%	$350	$124

        Net sales increased $518 million, or 16.1%, in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. The increase in net sales resulted from the positive impact of foreign currency translation of 7.3% due to the strengthening of certain foreign currencies, organic net sales growth of 6.9%, and sales contributions from acquisitions of 1.9%. Price erosion adversely affected organic net sales by $49 million in the second quarter of fiscal 2018.

        In the first six months of fiscal 2018, net sales increased $935 million, or 14.9%, as compared to the first six months of fiscal 2017 as a result of organic net sales growth of 7.4%, the positive impact of foreign currency translation of 5.5% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 2.0%. Price erosion adversely affected organic net sales by $93 million in the first six months of fiscal 2018.

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

        Approximately 59% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2018.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Six Months Ended
	March 30, 2018		March 31, 2017		March 30, 2018		March 31, 2017
	($ in millions)
Americas	$1,138	30%	$1,070	33%	$2,179	30%	$2,075	33%
EMEA	1,425	38	1,099	34	2,644	37	2,070	33
Asia–Pacific	1,182	32	1,058	33	2,402	33	2,145	34

Total	$3,745	100%	$3,227	100%	$7,225	100%	$6,290	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 30, 2018 versus Net Sales for the Quarter Ended March 31, 2017						Change in Net Sales for the Six Months Ended March 30, 2018 versus Net Sales for the Six Months Ended March 31, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Americas	$68	6.4%	$54	5.0%	$1	$13	$104	5.0%	$73	3.5%	$6	$25
EMEA	326	29.7	109	9.9	172	45	574	27.7	222	10.7	260	92
Asia–Pacific	124	11.7	58	5.5	62	4	257	12.0	166	7.7	84	7

Total	$518	16.1%	$221	6.9%	$235	$62	$935	14.9%	$461	7.4%	$350	$124

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Cost of sales	$2,502	$2,117	$385	$4,805	$4,113	$692
As a percentage of net sales	66.8%	65.6%		66.5%	65.4%
Gross margin	$1,243	$1,110	$133	$2,420	$2,177	$243
As a percentage of net sales	33.2%	34.4%		33.5%	34.6%

        Gross margin increased $133 million and $243 million in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The increases were due primarily to higher volume, the positive impact of changes in foreign currency exchange rates, and lower material costs, partially offset by the negative impact of price erosion and declines in our Subsea Communications business related to production delays. Gross margin as a percentage of net sales decreased to 33.2% in the second quarter of fiscal 2018 from 34.4% in the second quarter of fiscal 2017 and decreased to 33.5% in the first six months of fiscal 2018 from 34.6% in the same period of fiscal 2017.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 200 million pounds of copper, 150,000 troy ounces of gold, and 2.8 million troy ounces of silver in fiscal 2018. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Six Months Ended
	Measure	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Copper	Lb.	$2.78	$2.35	$2.79	$2.35
Gold	Troy oz.	1,293	1,220	1,279	1,213
Silver	Troy oz.	17.51	16.74	17.30	16.53

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Selling, general, and administrative expenses	$428	$407	$21	$811	$774	$37
As a percentage of net sales	11.4%	12.6%		11.2%	12.3%
Research, development, and engineering expenses	$182	$161	$21	$358	$317	$41
Acquisition and integration costs	$3	$2	$1	$5	$4	$1
Restructuring and other charges, net	$6	$59	$(53)	$41	$106	$(65)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $21 million and $37 million in the second quarter and first six months of fiscal 2018, respectively, from the same periods in fiscal 2017. The increases resulted primarily from increased selling expenses to support higher sales levels. Selling, general, and administrative expenses as a percentage of net sales decreased to 11.4% in the second quarter of fiscal 2018 from 12.6% in the second quarter of fiscal 2017 and decreased to 11.2% in the first six months of fiscal 2018 from 12.3% in the same period of fiscal 2017.

        Research, Development, and Engineering Expenses.    In the second quarter and first six months of fiscal 2018, research, development, and engineering expenses increased $21 million and $41 million, respectively, as compared to the same periods of fiscal 2017 due to costs related to growth initiatives, primarily in the Transportation Solutions segment.

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

        In connection with these initiatives, we incurred net restructuring charges of $45 million during the first six months of fiscal 2018, of which $36 million related to the fiscal 2018 restructuring program. Annualized cost savings related to the fiscal 2018 actions commenced during the first six months of fiscal 2018 are expected to be approximately $30 million and are expected to be realized by the end of fiscal 2019. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2018, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $130 million in fiscal 2018.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Operating income	$624	$481	$143	$1,205	$976	$229
Operating margin	16.7%	14.9%		16.7%	15.5%

        Operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$2	$5	$4
Charges associated with the amortization of acquisition related fair value adjustments	2	1	7	2

	5	3	12	6
Restructuring and other charges, net	6	59	41	106

Total	$11	$62	$53	$112

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Interest expense	$29	$32	$(3)	$55	$63	$(8)
Other (income) expense, net	$(1)	$10	$(11)	$(3)	$19	$(22)
Income tax expense	$108	$39	$69	$708	$93	$615
Effective tax rate	18.0%	8.8%		61.0%	10.3%

        Income Taxes.    See Note 10 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense for the second quarters and first six months of fiscal 2018 and 2017 and information regarding the Tax Cuts and Jobs Act (the "Act"). We do not expect a significant change in our effective tax rate on future results of operations as a result of the Act.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 30, 2018		March 31, 2017		March 30, 2018		March 31, 2017
	($ in millions)
Automotive	$1,571	74%	$1,309	75%	$3,088	74%	$2,584	76%
Commercial transportation	333	15	248	14	633	15	461	13
Sensors	230	11	198	11	445	11	385	11

Total	$2,134	100%	$1,755	100%	$4,166	100%	$3,430	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2018 versus Net Sales for the Quarter Ended March 31, 2017						Change in Net Sales for the Six Months Ended March 30, 2018 versus Net Sales for the Six Months Ended March 31, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$262	20.0%	$91	7.0%	$118	$53	$504	19.5%	$222	8.6%	$175	$107
Commercial transportation	85	34.3	61	24.4	24	—	172	37.3	133	28.9	39	—
Sensors	32	16.2	15	7.6	17	—	60	15.6	35	9.0	25	—

Total	$379	21.6%	$167	9.5%	$159	$53	$736	21.5%	$390	11.4%	$239	$107

        Net sales in the Transportation Solutions segment increased $379 million, or 21.6%, in the second quarter of fiscal 2018 from the second quarter of fiscal 2017 due to organic net sales growth of 9.5%, the positive impact of foreign currency translation of 9.1%, and sales contributions from an acquisition of 3.0%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 7.0% in the second quarter of fiscal 2018 with growth of 10.9% in the Americas region, 10.7% in the EMEA region, and 1.7% in the Asia–Pacific region. Our growth in the Americas region was driven by content growth and market share gains in North America and market growth in South America. In the EMEA region, our organic net sales increased due to market growth, electronification, and new model launches. Our growth in the Asia–Pacific region resulted from market share gains and electronification.

  •
  Commercial transportation—Our organic net sales increased 24.4% in the second quarter of fiscal 2018 with growth in all regions, primarily as a result of strength in the heavy truck and construction markets.

  •
  Sensors—Our organic net sales increased 7.6% in the second quarter of fiscal 2018 due primarily to growth in the commercial transportation and automotive markets.

        In the first six months of fiscal 2018, net sales in the Transportation Solutions segment increased $736 million, or 21.5%, as compared to the first six months of fiscal 2017 as a result of organic net sales growth of 11.4%, the positive impact of foreign currency translation of 7.0%, and sales contributions from an acquisition of 3.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 8.6% in the first six months of fiscal 2018 with growth of 12.6% in the Americas region, 11.9% in the EMEA region, and 4.0% in the Asia–Pacific region. Our growth in the Americas region resulted from content growth and market share gains in North America and market growth in South America. Our growth in the EMEA region was driven by market growth, electronification, and new model launches. In the Asia–Pacific region, our growth was attributable to market share gains and electronification.

  •
  Commercial transportation—Our organic net sales increased 28.9% in the first six months of fiscal 2018 with strength in all regions, due primarily to growth in the heavy truck and construction markets.

  •
  Sensors—Our organic net sales increased 9.0% in the first six months of fiscal 2018 primarily as a result of growth in the commercial transportation, industrial equipment, and automotive markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Operating income	$428	$305	$123	$848	$653	$195
Operating margin	20.1%	17.4%		20.4%	19.0%

        Operating income in the Transportation Solutions segment increased $123 million and $195 million in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$—	$3	$1
Charges associated with the amortization of acquisition related fair value adjustments	—	—	4	—

	2	—	7	1
Restructuring and other charges, net	(2)	33	2	57

Total	$—	$33	$9	$58

Excluding these items, operating income increased in the second quarter and first six months of fiscal 2018 due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 30, 2018		March 31, 2017		March 30, 2018		March 31, 2017
	($ in millions)
Industrial equipment	$496	51%	$418	49%	$967	52%	$801	48%
Aerospace, defense, oil, and gas	298	31	268	31	552	30	520	32
Energy	178	18	167	20	335	18	327	20

Total	$972	100%	$853	100%	$1,854	100%	$1,648	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2018 versus Net Sales for the Quarter Ended March 31, 2017						Change in Net Sales for the Six Months Ended March 30, 2018 versus Net Sales for the Six Months Ended March 31, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$78	18.7%	$38	9.1%	$31	$9	$166	20.7%	$105	12.8%	$44	$17
Aerospace, defense, oil, and gas	30	11.2	14	5.1	16	—	32	6.2	8	1.6	24	—
Energy	11	6.6	(2)	(1.2)	13	—	8	2.4	(12)	(3.6)	20	—

Total	$119	14.0%	$50	5.9%	$60	$9	$206	12.5%	$101	6.1%	$88	$17

        Net sales in the Industrial Solutions segment increased $119 million, or 14.0%, in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 primarily as a result of the positive impact of foreign currency translation of 7.0% and organic net sales growth of 5.9%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 9.1% in the second quarter of fiscal 2018 with growth in all regions, due primarily to growth in factory automation and controls applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 5.1% in the second quarter of fiscal 2018 primarily as a result of growth in the commercial aerospace and defense markets.

  •
  Energy—Our organic net sales decreased 1.2% in the second quarter of fiscal 2018 due to weakness in the Asia–Pacific and EMEA regions, partially offset by strength in the Americas region.

        In the first six months of fiscal 2018, net sales in the Industrial Solutions segment increased $206 million, or 12.5%, from the first six months of fiscal 2017 due primarily to organic net sales growth of 6.1% and the positive impact of foreign currency translation of 5.3%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 12.8% in the first six months of fiscal 2018 with growth in all regions, primarily as a result of growth in factory automation and controls applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 1.6% in the first six months of fiscal 2018 due primarily to growth in the oil and gas market and the defense market.

  •
  Energy—Our organic net sales decreased 3.6% in the first six months of fiscal 2018 due primarily to weakness in the Asia–Pacific and EMEA regions.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Operating income	$126	$88	$38	$228	$158	$70
Operating margin	13.0%	10.3%		12.3%	9.6%

        Operating income in the Industrial Solutions segment increased $38 million and $70 million in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$1	$2	$2	$3
Charges associated with the amortization of acquisition related fair value adjustments	2	1	3	2

	3	3	5	5
Restructuring and other charges, net	6	19	29	40

Total	$9	$22	$34	$45

Excluding these items, operating income increased in the second quarter and first six months of fiscal 2018 primarily as a result of higher volume.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Six Months Ended
	March 30, 2018		March 31, 2017		March 30, 2018		March 31, 2017
	($ in millions)
Data and devices	$258	40%	$233	38%	$497	41%	$464	38%
Subsea communications	183	29	221	36	326	27	435	36
Appliances	198	31	165	26	382	32	313	26

Total	$639	100%	$619	100%	$1,205	100%	$1,212	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended March 30, 2018 versus Net Sales for the Quarter Ended March 31, 2017					Change in Net Sales for the Six Months Ended March 30, 2018 versus Net Sales for the Six Months Ended March 31, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Net Sales Growth		Organic Net Sales Growth		Translation
	($ in millions)
Data and devices	$25	10.7%	$17	7.4%	$8	$33	7.1%	$22	4.7%	$11
Subsea communications	(38)	(17.2)	(38)	(17.2)	—	(109)	(25.1)	(109)	(25.1)	—
Appliances	33	20.0	25	14.4	8	69	22.0	57	17.9	12

Total	$20	3.2%	$4	0.6%	$16	$(7)	(0.6)%	$(30)	(2.5)%	$23

        In the second quarter of fiscal 2018, net sales in the Communications Solutions segment increased $20 million, or 3.2%, from the second quarter of fiscal 2017 due to the positive impact of foreign currency translation of 2.6% and organic net sales growth of 0.6%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 7.4% in the second quarter of fiscal 2018 with growth in all regions, primarily attributable to growth in high speed connectivity in data center applications.

  •
  Subsea communications—Our organic net sales decreased 17.2% in the second quarter of fiscal 2018 primarily as a result of production delays on a program.

  •
  Appliances—Our organic net sales increased 14.4% in the second quarter of fiscal 2018 due to market share gains and growth in all regions.

        Net sales in the Communications Solutions segment decreased $7 million, or 0.6%, in the first six months of fiscal 2018 as compared to the same period of fiscal 2017 due to organic net sales declines of 2.5%, partially offset by the positive impact of foreign currency translation of 1.9%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 4.7% in the first six months of fiscal 2018 with growth in all regions, primarily as a result of continued growth in high speed connectivity in data center applications.

  •
  Subsea communications—Our organic net sales decreased 25.1% in the first six months of fiscal 2018 due primarily to production delays on a program.

  •
  Appliances—Our organic net sales increased 17.9% in the first six months of fiscal 2018 as a result of market share gains and growth in all regions.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
	($ in millions)
Operating income	$70	$88	$(18)	$129	$165	$(36)
Operating margin	11.0%	14.2%		10.7%	13.6%

        Operating income in the Communications Solutions segment decreased $18 million and $36 million in the second quarter and first six months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended		For the Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Restructuring and other charges, net	$2	$7	$10	$9

Excluding these items, operating income decreased in the second quarter and first six months of fiscal 2018 due primarily to declines in our Subsea Communications business related to production delays.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $325 million of 2.375% senior notes and €100 million borrowed under the uncommitted revolving credit facility, both of which are due in December 2018. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt, including through the possible repurchase of our debt in accordance with applicable law. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first six months of fiscal 2018, net cash provided by operating activities decreased $198 million to $727 million from $925 million in the first six months of fiscal 2017. The decrease resulted primarily from an increase in employee-compensation related payments and the unfavorable effects of changes in accounts receivable and inventory levels, partially offset by higher pre-tax income levels.

        The amount of income taxes paid, net of refunds, during the first six months of fiscal 2018 and 2017 was $208 million and $177 million, respectively. We do not expect a significant change in our income tax payments as a result of the Tax Cuts and Jobs Act.

Cash Flows from Investing Activities

        Capital expenditures were $447 million and $289 million in the first six months of fiscal 2018 and 2017, respectively. We expect fiscal 2018 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at March 30, 2018 and September 29, 2017 was $4,010 million and $4,344 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During the first six months of fiscal 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million of 6.55% senior notes due October 2017.

        During the first six months of fiscal 2018, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million at a 0% interest rate with repayment due at maturity in December 2018.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at March 30, 2018 or September 29, 2017. Borrowings under our commercial paper program are backed by the Credit Facility and reduce the availability of funds from the Credit Facility.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 30, 2018, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $281 million and $263 million in the first six months of fiscal 2018 and 2017, respectively.

        In March 2018, our shareholders approved a dividend payment to shareholders of $1.76 per share, payable in four equal quarterly installments of $0.44 per share beginning in the third quarter of fiscal 2018 and ending in the second quarter of fiscal 2019.

        During the first six months of fiscal 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 4 million of our common shares for $383 million and approximately 3 million of our common shares for $205 million under our share repurchase program during the first six months of fiscal 2018 and 2017, respectively. At March 30, 2018, we had $1.6 billion of availability remaining under our share repurchase authorization.

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

        At March 30, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $285 million.

Tax Sharing Agreement

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. There were no significant changes to this information during the first six months of fiscal 2018.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the six months ended March 30, 2018. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2018.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 except as described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

         Changes in United States federal tax laws could result in adverse consequences to United States persons treated as owning 10% or more of our shares.

        Although we are a Swiss corporation, recent U.S. tax law changes have expanded application of certain ownership attribution rules and cause certain of our non-U.S. subsidiaries to be treated as Controlled Foreign Corporations ("CFCs") for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult its own tax advisers regarding any potential implications to it of these changes in U.S. federal income tax law. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that now are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended March 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 30, 2017–January 26, 2018	428,476	$100.07	427,100	$1,723,550,156
January 27–March 2, 2018	693,557	100.67	689,200	1,654,180,167
March 3–March 30, 2018	564,897	100.84	564,470	1,597,258,621

Total	1,686,930	$100.58	1,680,770

(1)
These columns include the following transactions which occurred during the quarter ended March 30, 2018:

(i)
the acquisition of 6,160 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 1,680,770 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed March 19, 2018)

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended March 30, 2018, filed on April 25, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2018