Form 10-Q
period 2018-06-29
TE Connectivity Ltd.
filed 2018-07-26
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2018
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

        The number of common shares outstanding as of July 20, 2018 was 348,458,740.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share data)
Net sales	$3,764	$3,367	$10,989	$9,657
Cost of sales	2,547	2,227	7,352	6,340

Gross margin	1,217	1,140	3,637	3,317
Selling, general, and administrative expenses	409	408	1,220	1,182
Research, development, and engineering expenses	181	168	539	485
Acquisition and integration costs	4	1	9	5
Restructuring and other charges, net	65	19	106	125

Operating income	558	544	1,763	1,520
Interest income	3	3	11	14
Interest expense	(25)	(32)	(80)	(95)
Other income (expense), net	(1)	(12)	2	(31)

Income from continuing operations before income taxes	535	503	1,696	1,408
Income tax expense	(81)	(71)	(789)	(164)

Income from continuing operations	454	432	907	1,244
Income (loss) from discontinued operations, net of income taxes	—	3	(3)	5

Net income	$454	$435	$904	$1,249

Basic earnings per share:
Income from continuing operations	$1.30	$1.22	$2.58	$3.50
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01
Net income	1.30	1.23	2.58	3.52
Diluted earnings per share:
Income from continuing operations	$1.29	$1.21	$2.56	$3.47
Income (loss) from discontinued operations	—	0.01	(0.01)	0.01
Net income	1.29	1.22	2.55	3.48
Dividends paid per common share	$0.44	$0.40	$1.24	$1.14
Weighted-average number of shares outstanding:
Basic	349	355	351	355
Diluted	352	358	354	359

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net income.	$454	$435	$904	$1,249
Other comprehensive income (loss):
Currency translation	(244)	77	(63)	(25)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	8	13	23	38
Gains (losses) on cash flow hedges, net of income taxes	(14)	(12)	(61)	23

Other comprehensive income (loss)	(250)	78	(101)	36

Comprehensive income.	$204	$513	$803	$1,285

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 29, 2018	September 29, 2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$770	$1,218
Accounts receivable, net of allowance for doubtful accounts of $21	2,591	2,290
Inventories	1,961	1,813
Prepaid expenses and other current assets	619	605

Total current assets	5,941	5,926
Property, plant, and equipment, net	3,633	3,400
Goodwill	5,616	5,651
Intangible assets, net	1,698	1,841
Deferred income taxes	1,672	2,141
Other assets	453	444

Total Assets	$19,013	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$714	$710
Accounts payable	1,583	1,436
Accrued and other current liabilities	1,625	1,626
Deferred revenue	124	75

Total current liabilities	4,046	3,847
Long-term debt	3,294	3,634
Long-term pension and postretirement liabilities	1,119	1,160
Deferred income taxes	227	236
Income taxes	311	293
Other liabilities	524	482

Total Liabilities	9,521	9,652

Commitments and contingencies (Note 7)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	10,432	10,175
Treasury shares, at cost, 8,658,869 and 5,356,369 shares, respectively	(798)	(421)
Accumulated other comprehensive loss	(299)	(160)

Total Shareholders' Equity	9,492	9,751

Total Liabilities and Shareholders' Equity	$19,013	$19,403

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares
							Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	904	—	904
Other comprehensive loss	—	—	—	—	—	—	(101)	(101)
Share-based compensation expense	—	—	—	—	74	—	—	74
Dividends approved	—	—	—	—	—	(613)	—	(613)
Exercise of share options	—	—	2	96	—	—	—	96
Restricted share award vestings and other activity	—	—	—	139	(74)	(72)	—	(7)
Repurchase of common shares	—	—	(6)	(612)	—	—	—	(612)

Balance at June 29, 2018	357	$157	(9)	$(798)	$—	$10,432	$(299)	$9,492

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	1,249	—	1,249
Other comprehensive income	—	—	—	—	—	—	36	36
Share-based compensation expense	—	—	—	—	73	—	—	73
Dividends approved	—	—	—	—	(566)	—	—	(566)
Exercise of share options	—	—	3	86	—	—	—	86
Restricted share award vestings and other activity	—	—	1	155	(156)	—	—	(1)
Repurchase of common shares	—	—	(5)	(386)	—	—	—	(386)
Cancellation of treasury shares	(26)	(11)	26	1,512	(1,152)	(349)	—	—

Balance at June 30, 2017	357	$157	(3)	$(257)	$—	$9,747	$(506)	$9,141

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 29, 2018	June 30, 2017
	(in millions)
Cash Flows From Operating Activities:
Net income	$904	$1,249
(Income) loss from discontinued operations, net of income taxes	3	(5)

Income from continuing operations	907	1,244
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	514	469
Deferred income taxes	447	(146)
Provision for losses on accounts receivable and inventories	28	15
Share-based compensation expense	74	73
Other	(12)	23
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(317)	(260)
Inventories	(184)	(195)
Prepaid expenses and other current assets	(52)	(6)
Accounts payable	180	217
Accrued and other current liabilities	(154)	56
Deferred revenue	49	(150)
Income taxes	24	54
Other	23	55

Net cash provided by continuing operating activities	1,527	1,449
Net cash used in discontinued operating activities	—	(1)

Net cash provided by operating activities	1,527	1,448

Cash Flows From Investing Activities:
Capital expenditures	(686)	(452)
Proceeds from sale of property, plant, and equipment	19	12
Acquisition of business, net of cash acquired	—	(77)
Other	(8)	(21)

Net cash used in investing activities	(675)	(538)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	271	(162)
Proceeds from issuance of debt	119	89
Repayment of debt	(708)	—
Proceeds from exercise of share options	96	86
Repurchase of common shares	(611)	(376)
Payment of common share dividends to shareholders	(435)	(405)
Other	(34)	(24)

Net cash used in continuing financing activities	(1,302)	(792)
Net cash provided by discontinued financing activities	—	1

Net cash used in financing activities	(1,302)	(791)

Effect of currency translation on cash	2	(11)
Net increase (decrease) in cash and cash equivalents	(448)	108
Cash and cash equivalents at beginning of period	1,218	647

Cash and cash equivalents at end of period	$770	$755

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Accounting Pronouncements

  Basis of Presentation

        The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. ("TE Connectivity" or the "Company," which may be referred to as "we," "us," or "our") have been prepared in United States ("U.S.") dollars, in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the instructions to Form 10-Q under the Securities Exchange Act of 1934. In management's opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

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

  Recently Issued Accounting Pronouncement

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 which codified Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us beginning in fiscal 2019. Significantly all our revenues are generated from the sale of products and construction related projects. Our review of these existing contracts, which is substantially complete, affirms that product revenue will continue to be recognized at a point in time in a manner consistent with current practice. In addition, construction related projects, which are accounted for primarily using the percentage-of-completion method, will continue to qualify for revenue recognition over time. In the quarter ended June 29, 2018, we continued the process of updating policies, internal controls, financial statement disclosures, and systems to incorporate the impact of the new standard in our financial reporting processes. We intend to adopt the new standard using the modified retrospective approach and have begun quantifying the impact of the cumulative effect of applying this new standard on existing, uncompleted contracts at the adoption date, which will result in an adjustment to the opening balance of accumulated earnings as of September 29, 2018. We do not expect that the cumulative impact of adoption will be material to our results of operations or financial position.

  Recently Adopted Accounting Pronouncement

        In February 2018, the FASB issued ASU No. 2018-02, an update to ASC 220, Income Statement–Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income (loss) for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act"). See Note 10 for additional information regarding the Act. We elected to early adopt this update in the quarter ended March 30, 2018 and reclassify the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate. This change in accounting principle resulted in a

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Basis of Presentation and Accounting Pronouncements (Continued)

reclassification of $38 million, primarily associated with our pension plans, during the period of adoption. The reclassification increased both accumulated other comprehensive loss and accumulated earnings with no impact to total shareholders' equity.

        In March 2017, the FASB issued ASU No. 2017-07, an update to ASC 715, Compensation–Retirement Benefits, which changes the income statement presentation of net periodic pension and postretirement benefit costs. The ASU requires that service costs be presented with other employee compensation costs within operating income and that other cost components be presented outside of operating income. We elected to early adopt this update in the quarter ended December 29, 2017. The update was applied retrospectively and did not have a material impact on our Condensed Consolidated Statements of Operations.

2. Restructuring and Other Charges, Net

        Net restructuring and other charges consisted of the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Restructuring charges, net	$75	$19	$120	$124
Other charges (credits), net	(10)	—	(14)	1

	$65	$19	$106	$125

        Net restructuring charges by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Transportation Solutions	$17	$3	$22	$60
Industrial Solutions	48	14	78	53
Communications Solutions	10	2	20	11

Restructuring charges, net	$75	$19	$120	$124

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

        Activity in our restructuring reserves was as follows:

	Balance at September 29, 2017	Charges	Changes in Estimates	Cash Payments	Non-Cash Items	Currency Translation	Balance at June 29, 2018
	(in millions)
Fiscal 2018 Actions:
Employee severance	$—	$102	$—	$(11)	$—	$—	$91
Facility and other exit costs	—	6	—	(1)	—	—	5
Property, plant, and equipment	—	3	—	—	(3)	—	—

Total	—	111	—	(12)	(3)	—	96

Fiscal 2017 Actions:
Employee severance	103	4	(2)	(54)	—	(1)	50
Facility and other exit costs	1	2	—	(2)	—	—	1

Total	104	6	(2)	(56)	—	(1)	51

Pre-Fiscal 2017 Actions:
Employee severance	36	6	(4)	(18)	—	(1)	19
Facility and other exit costs	9	5	—	(6)	—	—	8
Property, plant, and equipment	—	1	(3)	3	(1)	—	—

Total	45	12	(7)	(21)	(1)	(1)	27

Total Activity	$149	$129	$(9)	$(89)	$(4)	$(2)	$174

  Fiscal 2018 Actions

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions segment. In connection with this program, during the nine months ended June 29, 2018, we recorded restructuring charges of $111 million. We expect to complete significantly all restructuring actions commenced during the nine months ended June 29, 2018 by the end of fiscal 2020 and to incur total charges of approximately $130 million. Remaining charges primarily relate to employee severance.

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during the nine months ended June 29, 2018 and June 30, 2017, we recorded net restructuring charges of $4 million and $119 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2017 by the end of fiscal 2019 and anticipate that any additional charges will be insignificant.

  Pre-Fiscal 2017 Actions

        Prior to fiscal 2017, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

each of the nine months ended June 29, 2018 and June 30, 2017, we recorded net restructuring charges of $5 million related to pre-fiscal 2017 actions. We expect to incur additional charges of approximately $15 million related to pre-fiscal 2017 actions with the remaining charges related to employee severance primarily in the Communications Solutions segment.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 29, 2018	September 29, 2017
	(in millions)
Accrued and other current liabilities	$137	$130
Other liabilities	37	19

Restructuring reserves	$174	$149

3. Inventories

        Inventories consisted of the following:

	June 29, 2018	September 29, 2017
	(in millions)
Raw materials	$337	$306
Work in progress	668	580
Finished goods	877	810
Inventoried costs on long-term contracts	79	117

Inventories	$1,961	$1,813

4. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 29, 2017(1)	$2,011	$3,047	$593	$5,651
Currency translation and other	(16)	(15)	(4)	(35)

June 29, 2018(1)	$1,995	$3,032	$589	$5,616

(1)
At June 29, 2018 and September 29, 2017, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $1,514 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Intangible Assets, Net

        Intangible assets consisted of the following:

	June 29, 2018			September 29, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,424	$(367)	$1,057	$1,433	$(300)	$1,133
Intellectual property	1,259	(637)	622	1,263	(575)	688
Other	35	(16)	19	36	(16)	20

Total	$2,718	$(1,020)	$1,698	$2,732	$(891)	$1,841

        Intangible asset amortization expense was $45 million and $43 million for the quarters ended June 29, 2018 and June 30, 2017, respectively, and $135 million and $126 million for the nine months ended June 29, 2018 and June 30, 2017, respectively.

        The aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2018	$46
Fiscal 2019	181
Fiscal 2020	173
Fiscal 2021	170
Fiscal 2022	169
Fiscal 2023	169
Thereafter	790

Total	$1,698

6. Debt

        During the nine months ended June 29, 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million of 6.55% senior notes due October 2017.

        We reclassified $325 million of 2.375% senior notes due December 2018 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet during the nine months ended June 29, 2018.

        During the nine months ended June 29, 2018, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million at a 0% interest rate with repayment due at maturity in December 2018.

        As of June 29, 2018, TEGSA had $271 million of commercial paper outstanding at a weighted-average interest rate of 2.33%. TEGSA had no commercial paper outstanding at September 29, 2017.

        The fair value of our debt, based on indicative valuations, was approximately $4,188 million and $4,622 million at June 29, 2018 and September 29, 2017, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 29, 2018, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $43 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At June 29, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $283 million.

        We generally record estimated product warranty costs when contract revenues are recognized under the percentage-of-completion method for construction related contracts; other warranty reserves are not significant. The estimation is based primarily on historical experience and actual warranty claims. Amounts accrued for warranty claims were $46 million and $50 million at June 29, 2018 and September 29, 2017, respectively.

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

8. Financial Instruments

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturities of these contracts in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, we are required to post cash collateral with our counterparties.

        At June 29, 2018 and September 29, 2017, our cross-currency swap contracts were in a liability position of $107 million and $96 million, respectively, and were recorded in other liabilities on the Condensed Consolidated Balance Sheets. At June 29, 2018 and September 29, 2017, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impacts of our cross-currency swap contracts were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$7	$2	$(25)	$(6)
Gains (losses) excluded from the hedging relationship(1)	64	(71)	14	(17)

(1)
Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Financial Instruments (Continued)

        We hedge our net investment in certain foreign operations using intercompany loans denominated in the same currencies. The aggregate notional value of these hedges was $2,986 million and $3,110 million at June 29, 2018 and September 29, 2017, respectively. The impacts of our hedging program were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Foreign currency exchange gains (losses)(1)	$153	$(129)	$8	$15

(1)
Foreign currency exchange gains and losses are recorded as currency translation, a component of accumulated other comprehensive loss, and are offset by changes attributable to the translation of the net investment.

9. Retirement Plans

        The net periodic pension benefit cost for all U.S. and non-U.S. defined benefit pension plans was as follows:

	U.S. Plans		Non-U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Service cost	$3	$3	$12	$13
Interest cost	11	11	10	9
Expected return on plan assets	(15)	(13)	(18)	(18)
Amortization of net actuarial loss	6	10	7	11
Amortization of prior service credit	—	—	(2)	(2)

Net periodic pension benefit cost	$5	$11	$9	$13

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Service cost	$10	$9	$35	$39
Interest cost	33	33	31	27
Expected return on plan assets	(45)	(40)	(52)	(53)
Amortization of net actuarial loss	17	30	18	32
Amortization of prior service credit	—	—	(5)	(5)

Net periodic pension benefit cost	$15	$32	$27	$40

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Retirement Plans (Continued)

        The components of net periodic pension benefit cost other than service cost are included in net other income (expense) on the Condensed Consolidated Statements of Operations.

        During the nine months ended June 29, 2018, we contributed $36 million to our non-U.S. pension plans.

10. Income Taxes

        We recorded income tax expense of $81 million and $71 million for the quarters ended June 29, 2018 and June 30, 2017, respectively. The income tax expense for the quarter ended June 29, 2018 included a $17 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions. The income tax expense for the quarter ended June 30, 2017 included a $14 million income tax benefit associated with pre-separation tax matters.

        We recorded income tax expense of $789 million and $164 million for the nine months ended June 29, 2018 and June 30, 2017, respectively. The tax expense for the nine months ended June 29, 2018 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act, a $61 million net income tax benefit related to certain legal entity restructurings, and a $34 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions. See "Tax Cuts and Jobs Act" below for additional information. The tax expense for the nine months ended June 30, 2017 included a $52 million income tax benefit associated with the tax impacts of certain intercompany transactions and the corresponding reduction in the valuation allowance for U.S. tax loss carryforwards, a $24 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions, and a $14 million income tax benefit associated with pre-separation tax matters.

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of June 29, 2018 and September 29, 2017, we had $60 million of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the nine months ended June 29, 2018, we recognized $2 million of income tax expense related to interest and penalties on the Condensed Consolidated Statement of Operations.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $30 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 29, 2018.

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

deemed repatriated earnings of foreign subsidiaries. While some of the new provisions of the Act will impact us in fiscal 2019 and beyond, the change in the tax rate was effective January 1, 2018. In the period of enactment, we were required to revalue our U.S. federal deferred tax assets and liabilities at the new tax rate. Accordingly, during the quarter ended December 29, 2017, we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards to the lower tax rate. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards. The limitations on interest expense deductions contained in the Act are expected to increase prospective taxable income and thereby allow the utilization of more tax credits in future years. As a Swiss corporation, the one-time repatriation tax imposed by the Act will not be significant to us.

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

11. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Basic	349	355	351	355
Dilutive impact of share-based compensation arrangements	3	3	3	4

Diluted	352	358	354	359

        There were one million share options that were not included in the computation of diluted earnings per share for the nine months ended June 30, 2017 because the instruments' underlying exercise price were greater than the average market prices of our common shares and inclusion would be antidilutive.

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

  Dividends

        We paid a cash dividend of $0.40 per share to shareholders in each of the quarters ended December 29, 2017 and March 30, 2018.

        In March 2018, our shareholders approved a dividend payment to shareholders of $1.76 per share, payable in four equal quarterly installments beginning in the third quarter of fiscal 2018 and ending in the second quarter of fiscal 2019. We paid the first installment of the dividend at a rate of $0.44 per share in the quarter ended June 29, 2018.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At June 29, 2018 and September 29, 2017, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $459 million and $281 million, respectively.

  Share Repurchase Program

        During the nine months ended June 29, 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Nine Months Ended
	June 29, 2018	June 30, 2017
	(in millions)
Number of common shares repurchased	6	5
Repurchase value	$612	$386

        At June 29, 2018, we had $1.4 billion of availability remaining under our share repurchase authorization.

13. Share Plans

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Share-based compensation expense	$22	$26	$74	$73

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Share Plans (Continued)

        As of June 29, 2018, there was $153 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

        During the quarter ended December 29, 2017, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Share options	1.4	$16.47
Restricted share awards	0.5	93.36
Performance share awards	0.2	93.36

        As of June 29, 2018, we had 20 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

  Share-Based Compensation Assumptions

        The weighted-average assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	20%
Risk free interest rate	2.2%
Expected annual dividend per share	$1.60
Expected life of options (in years)	5.3

14. Segment Data

        Net sales by segment were as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Transportation Solutions	$2,112	$1,765	$6,278	$5,195
Industrial Solutions	988	905	2,842	2,553
Communications Solutions	664	697	1,869	1,909

Total(1)	$3,764	$3,367	$10,989	$9,657

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Segment Data (Continued)

        Operating income by segment was as follows:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Transportation Solutions	$394	$333	$1,242	$986
Industrial Solutions	93	100	321	258
Communications Solutions	71	111	200	276

Total	$558	$544	$1,763	$1,520

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

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 29, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,764	$—	$3,764
Cost of sales	—	—	2,547	—	2,547

Gross margin	—	—	1,217	—	1,217
Selling, general, and administrative expenses, net	19	—	390	—	409
Research, development, and engineering expenses	—	—	181	—	181
Acquisition and integration costs	—	—	4	—	4
Restructuring and other charges, net	—	—	65	—	65

Operating income (loss)	(19)	—	577	—	558
Interest income	—	—	3	—	3
Interest expense	—	(24)	(1)	—	(25)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	491	499	—	(990)	—
Intercompany interest income (expense), net	(18)	16	2	—	—

Income from continuing operations before income taxes	454	491	580	(990)	535
Income tax expense	—	—	(81)	—	(81)

Net income	454	491	499	(990)	454
Other comprehensive loss	(250)	(250)	(255)	505	(250)

Comprehensive income	$204	$241	$244	$(485)	$204

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Quarter Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,367	$—	$3,367
Cost of sales	—	—	2,227	—	2,227

Gross margin	—	—	1,140	—	1,140
Selling, general, and administrative expenses, net	68	18	322	—	408
Research, development, and engineering expenses	—	—	168	—	168
Acquisition and integration costs	—	—	1	—	1
Restructuring and other charges, net	—	—	19	—	19

Operating income (loss)	(68)	(18)	630	—	544
Interest income	—	—	3	—	3
Interest expense	—	(32)	—	—	(32)
Other expense, net	—	—	(12)	—	(12)
Equity in net income of subsidiaries	507	530	—	(1,037)	—
Equity in net income of subsidiaries of discontinued operations	3	4	—	(7)	—
Intercompany interest income (expense), net	(7)	27	(20)	—	—

Income from continuing operations before income taxes	435	511	601	(1,044)	503
Income tax expense	—	—	(71)	—	(71)

Income from continuing operations	435	511	530	(1,044)	432
Income (loss) from discontinued operations, net of income taxes	—	(1)	4	—	3

Net income	435	510	534	(1,044)	435
Other comprehensive income	78	78	83	(161)	78

Comprehensive income	$513	$588	$617	$(1,205)	$513

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 29, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,989	$—	$10,989
Cost of sales	—	—	7,352	—	7,352

Gross margin	—	—	3,637	—	3,637
Selling, general, and administrative expenses, net	107	6	1,107	—	1,220
Research, development, and engineering expenses	—	—	539	—	539
Acquisition and integration costs	—	—	9	—	9
Restructuring and other charges, net	—	—	106	—	106

Operating income (loss)	(107)	(6)	1,876	—	1,763
Interest income	—	1	10	—	11
Interest expense	—	(79)	(1)	—	(80)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	1,062	1,072	—	(2,134)	—
Equity in net loss of subsidiaries of discontinued operations	(3)	(3)	—	6	—
Intercompany interest income (expense), net	(48)	74	(26)	—	—

Income from continuing operations before income taxes	904	1,059	1,861	(2,128)	1,696
Income tax expense	—	—	(789)	—	(789)

Income from continuing operations	904	1,059	1,072	(2,128)	907
Loss from discontinued operations, net of income taxes	—	—	(3)	—	(3)

Net income	904	1,059	1,069	(2,128)	904
Other comprehensive loss	(101)	(101)	(74)	175	(101)

Comprehensive income	$803	$958	$995	$(1,953)	$803

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (UNAUDITED)
For the Nine Months Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$9,657	$—	$9,657
Cost of sales	—	—	6,340	—	6,340

Gross margin	—	—	3,317	—	3,317
Selling, general, and administrative expenses, net	144	(52)	1,090	—	1,182
Research, development, and engineering expenses	—	—	485	—	485
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	125	—	125

Operating income (loss)	(144)	52	1,612	—	1,520
Interest income	—	—	14	—	14
Interest expense	—	(95)	—	—	(95)
Other expense, net	—	—	(31)	—	(31)
Equity in net income of subsidiaries	1,409	1,369	—	(2,778)	—
Equity in net income of subsidiaries of discontinued operations	5	18	—	(23)	—
Intercompany interest income (expense), net	(21)	83	(62)	—	—

Income from continuing operations before income taxes	1,249	1,427	1,533	(2,801)	1,408
Income tax expense	—	—	(164)	—	(164)

Income from continuing operations	1,249	1,427	1,369	(2,801)	1,244
Income (loss) from discontinued operations, net of income taxes(1)	—	(13)	18	—	5

Net income	1,249	1,414	1,387	(2,801)	1,249
Other comprehensive income	36	36	14	(50)	36

Comprehensive income	$1,285	$1,450	$1,401	$(2,851)	$1,285

(1)
Includes the internal allocation of gains and losses associated with the divestiture of our Broadband Network Solutions business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (UNAUDITED)
As of June 29, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$770	$—	$770
Accounts receivable, net	—	—	2,591	—	2,591
Inventories	—	—	1,961	—	1,961
Intercompany receivables	39	2,644	49	(2,732)	—
Prepaid expenses and other current assets	6	108	505	—	619

Total current assets	45	2,752	5,876	(2,732)	5,941
Property, plant, and equipment, net	—	—	3,633	—	3,633
Goodwill	—	—	5,616	—	5,616
Intangible assets, net	—	—	1,698	—	1,698
Deferred income taxes	—	—	1,672	—	1,672
Investment in subsidiaries	12,615	25,097	—	(37,712)	—
Intercompany loans receivable	2	6,562	17,639	(24,203)	—
Other assets	—	—	453	—	453

Total Assets	$12,662	$34,411	$36,587	$(64,647)	$19,013

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$712	$2	$—	$714
Accounts payable	2	—	1,581	—	1,583
Accrued and other current liabilities	475	43	1,107	—	1,625
Deferred revenue	—	—	124	—	124
Intercompany payables	2,693	—	39	(2,732)	—

Total current liabilities	3,170	755	2,853	(2,732)	4,046
Long-term debt	—	3,289	5	—	3,294
Intercompany loans payable	—	17,640	6,563	(24,203)	—
Long-term pension and postretirement liabilities	—	—	1,119	—	1,119
Deferred income taxes	—	—	227	—	227
Income taxes	—	—	311	—	311
Other liabilities	—	112	412	—	524

Total Liabilities	3,170	21,796	11,490	(26,935)	9,521

Total Shareholders' Equity	9,492	12,615	25,097	(37,712)	9,492

Total Liabilities and Shareholders' Equity	$12,662	$34,411	$36,587	$(64,647)	$19,013

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 29, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities(1)	$(152)	$(34)	$1,728	$(15)	$1,527

Cash Flows From Investing Activities:
Capital expenditures	—	—	(686)	—	(686)
Proceeds from sale of property, plant, and equipment	—	—	19	—	19
Intercompany distribution receipts(1)	—	61	—	(61)	—
Change in intercompany loans	—	261	—	(261)	—
Other	—	—	(8)	—	(8)

Net cash provided by (used in) investing activities	—	322	(675)	(322)	(675)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	83	30	(113)	—	—
Net increase in commercial paper	—	271	—	—	271
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	96	—	96
Repurchase of common shares	(218)	—	(393)	—	(611)
Payment of common share dividends to shareholders	(441)	—	6	—	(435)
Intercompany distributions(1)	—	—	(76)	76	—
Loan activity with parent	728	—	(989)	261	—
Other	—	—	(34)	—	(34)

Net cash provided by (used in) financing activities	152	(288)	(1,503)	337	(1,302)

Effect of currency translation on cash	—	—	2	—	2
Net decrease in cash and cash equivalents	—	—	(448)	—	(448)
Cash and cash equivalents at beginning of period	—	—	1,218	—	1,218

Cash and cash equivalents at end of period	$—	$—	$770	$—	$770

(1)
During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $76 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (UNAUDITED)
For the Nine Months Ended June 30, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(159)	$(58)	$1,666	$—	$1,449
Net cash used in discontinued operating activities	—	—	(1)	—	(1)

Net cash provided by (used in) operating activities	(159)	(58)	1,665	—	1,448

Cash Flows From Investing Activities:
Capital expenditures	—	—	(452)	—	(452)
Proceeds from sale of property, plant, and equipment	—	—	12	—	12
Acquisition of business, net of cash acquired	—	—	(77)	—	(77)
Change in intercompany loans	—	16	—	(16)	—
Other	—	(8)	(9)	(4)	(21)

Net cash provided by (used in) investing activities	—	8	(526)	(20)	(538)

Cash Flows From Financing Activities:
Changes in parent company equity(1)	67	123	(190)	—	—
Net decrease in commercial paper	—	(162)	—	—	(162)
Proceeds from issuance of debt	—	89	—	—	89
Proceeds from exercise of share options	—	—	86	—	86
Repurchase of common shares	—	—	(376)	—	(376)
Payment of common share dividends to shareholders	(407)	—	2	—	(405)
Loan activity with parent	499	—	(515)	16	—
Other	—	—	(28)	4	(24)

Net cash provided by (used in) continuing financing activities	159	50	(1,021)	20	(792)
Net cash provided by discontinued financing activities	—	—	1	—	1

Net cash provided by (used in) financing activities	159	50	(1,020)	20	(791)

Effect of currency translation on cash	—	—	(11)	—	(11)
Net increase in cash and cash equivalents	—	—	108	—	108
Cash and cash equivalents at beginning of period	—	—	647	—	647

Cash and cash equivalents at end of period	$—	$—	$755	$—	$755

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

        Highlights for the third quarter and first nine months of fiscal 2018 include the following:

  •
  Our net sales increased 11.8% and 13.8% in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017 primarily as a result of growth in the Transportation Solutions and Industrial Solutions segments. Foreign currency exchange rates positively impacted net sales by $131 million and $481 million in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. On an organic basis, our net sales increased 6.2% and 7.0% during the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 19.7% and 20.8% in the third quarter and first nine months of fiscal 2018, respectively, as a result of sales increases in all end markets.

  •
  Industrial Solutions—Our net sales increased 9.2% and 11.3% during the third quarter and first nine months of fiscal 2018, respectively, due primarily to increased sales in the industrial equipment and the aerospace, defense, oil, and gas end markets.

  •
  Communications Solutions—Our net sales decreased 4.7% and 2.1% in the third quarter and first nine months of fiscal 2018, respectively, due to sales declines in the subsea communications end market, partially offset by sales increases in the appliances and the data and devices end markets.

  •
  Net cash provided by operating activities was $1,527 million in the first nine months of fiscal 2018.

Outlook

        In the fourth quarter of fiscal 2018, we expect our net sales to be between $3.59 billion and $3.69 billion as compared to $3.5 billion in the fourth quarter of fiscal 2017. We expect our net sales to be between $14.58 billion and $14.68 billion in fiscal 2018 as compared to $13.1 billion in fiscal 2017.

These increases are due to sales growth in the Transportation Solutions and, to a lesser extent, the Industrial Solutions segments, partially offset by sales declines in the Communications Solutions segment. Additional information regarding expectations for our reportable segments for the fourth quarter of fiscal 2018 as compared to the same period of fiscal 2017 and for fiscal 2018 compared to fiscal 2017 is as follows:

  •
  Transportation Solutions—We expect our net sales growth in the automotive end market to exceed anticipated global automotive production growth as a result of increased content per vehicle and sales contributions from a recent acquisition. In fiscal 2018, we expect global automotive production growth of approximately 2%. We also expect continued growth in the commercial transportation and sensors end markets.

  •
  Industrial Solutions—In the fourth quarter of fiscal 2018, we expect our net sales to increase in all end markets. In fiscal 2018, we expect our net sales growth to be driven by strength in the industrial equipment, defense, and commercial aerospace markets.

  •
  Communications Solutions—We expect net sales declines in our subsea communications end market to be partially offset by sales growth in the appliances and the data and devices end markets. We expect our net sales in the subsea communications end market in the fourth quarter of fiscal 2018 to be consistent with sales levels in the third quarter of fiscal 2018.

We expect diluted earnings per share from continuing operations to be in the range of $1.23 to $1.25 per share in the fourth quarter of fiscal 2018. For fiscal 2018, we expect diluted earnings per share from continuing operations to be in the range of $3.79 to $3.81 per share. The outlook for the fourth quarter of fiscal 2018 reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $49 million and $0.02 per share, respectively, in the fourth quarter of fiscal 2018 as compared to the same period of fiscal 2017. The fiscal 2018 outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $423 million and $0.19 per share, respectively, as compared to fiscal 2017.

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

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
	($ in millions)
Transportation Solutions	$2,112	56%	$1,765	52%	$6,278	57%	$5,195	54%
Industrial Solutions	988	26	905	27	2,842	26	2,553	26
Communications Solutions	664	18	697	21	1,869	17	1,909	20

Total	$3,764	100%	$3,367	100%	$10,989	100%	$9,657	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 29, 2018 versus Net Sales for the Quarter Ended June 30, 2017						Change in Net Sales for the Nine Months Ended June 29, 2018 versus Net Sales for the Nine Months Ended June 30, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$347	19.7%	$204	11.6%	$89	$54	$1,083	20.8%	$595	11.5%	$327	$161
Industrial Solutions	83	9.2	47	5.3	31	5	289	11.3	147	5.8	120	22
Communications Solutions	(33)	(4.7)	(44)	(6.3)	11	—	(40)	(2.1)	(74)	(3.9)	34	—

Total	$397	11.8%	$207	6.2%	$131	$59	$1,332	13.8%	$668	7.0%	$481	$183

        Net sales increased $397 million, or 11.8%, in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017. The increase in net sales resulted from organic net sales growth of 6.2%, the positive impact of foreign currency translation of 3.9% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 1.7%. Price erosion adversely affected organic net sales by $55 million in the third quarter of fiscal 2018.

        In the first nine months of fiscal 2018, net sales increased $1,332 million, or 13.8%, as compared to the first nine months of fiscal 2017 as a result of organic net sales growth of 7.0%, the positive impact of foreign currency translation of 4.9% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 1.9%. Price erosion adversely affected organic net sales by $148 million in the first nine months of fiscal 2018.

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

        Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2018.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
	($ in millions)
Americas	$1,214	32%	$1,171	34%	$3,393	31%	$3,246	34%
EMEA	1,351	36	1,134	34	3,995	36	3,204	33
Asia–Pacific	1,199	32	1,062	32	3,601	33	3,207	33

Total	$3,764	100%	$3,367	100%	$10,989	100%	$9,657	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 29, 2018 versus Net Sales for the Quarter Ended June 30, 2017						Change in Net Sales for the Nine Months Ended June 29, 2018 versus Net Sales for the Nine Months Ended June 30, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Americas	$43	3.7%	$39	3.3%	$(5)	$9	$147	4.5%	$111	3.4%	$2	$34
EMEA	217	19.1	80	7.2	91	46	791	24.7	303	9.5	350	138
Asia–Pacific	137	12.9	88	8.3	45	4	394	12.3	254	7.9	129	11

Total	$397	11.8%	$207	6.2%	$131	$59	$1,332	13.8%	$668	7.0%	$481	$183

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Cost of sales	$2,547	$2,227	$320	$7,352	$6,340	$1,012
As a percentage of net sales	67.7%	66.1%		66.9%	65.7%
Gross margin	$1,217	$1,140	$77	$3,637	$3,317	$320
As a percentage of net sales	32.3%	33.9%		33.1%	34.3%

        Gross margin increased $77 million and $320 million in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The increases were due primarily to higher volume and the positive impact of foreign currency translation, partially offset by the negative impact of price erosion. Gross margin as a percentage of net sales decreased to 32.3% in the third quarter of fiscal 2018 from 33.9% in the third quarter of fiscal 2017 and decreased to 33.1% in the first nine months of fiscal 2018 from 34.3% in the same period of fiscal 2017.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 200 million pounds of copper, 140,000 troy ounces of gold, and 2.8 million troy ounces of silver in fiscal 2018. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended		For the Nine Months Ended
	Measure	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Copper	Lb.	$2.96	$2.40	$2.85	$2.36
Gold	Troy oz.	1,291	1,237	1,283	1,218
Silver	Troy oz.	17.30	17.12	17.30	16.62

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Selling, general, and administrative expenses	$409	$408	$1	$1,220	$1,182	$38
As a percentage of net sales	10.9%	12.1%		11.1%	12.2%
Research, development, and engineering expenses	$181	$168	$13	$539	$485	$54
Acquisition and integration costs	$4	$1	$3	$9	$5	$4
Restructuring and other charges, net	$65	$19	$46	$106	$125	$(19)

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses were $409 million in the third quarter of fiscal 2018 as compared to $408 million in the same period of fiscal 2017. Increased selling expenses to support higher sales levels were offset by lower incentive compensation costs. In the first nine months of fiscal 2018, selling, general, and administrative expenses increased $38 million from the same period in fiscal 2017. The increase resulted primarily from increased selling expenses to support higher sales levels and incremental expenses attributable to recently acquired businesses, partially offset by lower incentive compensation costs and a gain on the sale of certain assets. Selling, general, and administrative expenses as a percentage of net sales decreased to 10.9% in the third quarter of fiscal 2018 from 12.1% in the third quarter of fiscal 2017 and decreased to 11.1% in the first nine months of fiscal 2018 from 12.2% in the same period of fiscal 2017.

        Research, Development, and Engineering Expenses.    In the third quarter and first nine months of fiscal 2018, research, development, and engineering expenses increased $13 million and $54 million, respectively, as compared to the same periods of fiscal 2017 due to costs related to growth initiatives, primarily in the Transportation Solutions segment.

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

        In connection with these initiatives, we incurred net restructuring charges of $120 million during the first nine months of fiscal 2018, of which $111 million related to the fiscal 2018 restructuring program. Annualized cost savings related to the fiscal 2018 actions commenced during the first nine months of fiscal 2018 are expected to be approximately $90 million and are expected to be realized by the end of fiscal 2020. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2018, we expect to incur net restructuring charges of approximately $150 million. We expect total spending, which will be funded with cash from operations, to be approximately $130 million in fiscal 2018.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Operating income	$558	$544	$14	$1,763	$1,520	$243
Operating margin	14.8%	16.2%		16.0%	15.7%

        Operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$4	$1	$9	$5
Charges associated with the amortization of acquisition related fair value adjustments	1	3	8	5

	5	4	17	10
Restructuring and other charges, net	65	19	106	125

Total	$70	$23	$123	$135

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Interest expense	$25	$32	$(7)	$80	$95	$(15)
Other (income) expense, net	$1	$12	$(11)	$(2)	$31	$(33)
Income tax expense	$81	$71	$10	$789	$164	$625
Effective tax rate	15.1%	14.1%		46.5%	11.6%

        Income Taxes.    See Note 10 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense for the third quarters and first nine months of fiscal 2018 and 2017 and information regarding the Tax Cuts and Jobs Act (the "Act"). We do not expect a significant change in our effective tax rate on future results of operations as a result of the Act.

 Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
	($ in millions)
Automotive	$1,541	73%	$1,294	73%	$4,629	74%	$3,878	75%
Commercial transportation	335	16	262	15	968	15	723	14
Sensors	236	11	209	12	681	11	594	11

Total	$2,112	100%	$1,765	100%	$6,278	100%	$5,195	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2018 versus Net Sales for the Quarter Ended June 30, 2017						Change in Net Sales for the Nine Months Ended June 29, 2018 versus Net Sales for the Nine Months Ended June 30, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$247	19.1%	$130	10.0%	$63	$54	$751	19.4%	$352	9.0%	$238	$161
Commercial transportation	73	27.9	57	21.9	16	—	245	33.9	192	26.4	53	—
Sensors	27	12.9	17	8.0	10	—	87	14.6	51	8.7	36	—

Total	$347	19.7%	$204	11.6%	$89	$54	$1,083	20.8%	$595	11.5%	$327	$161

        Net sales in the Transportation Solutions segment increased $347 million, or 19.7%, in the third quarter of fiscal 2018 from the third quarter of fiscal 2017 due to organic net sales growth of 11.6%, the positive impact of foreign currency translation of 5.0%, and sales contributions from an acquisition of 3.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 10.0% in the third quarter of fiscal 2018 with growth of 16.4% in the Americas region, 9.2% in the EMEA region, and 8.0% in the Asia–Pacific region. Our growth in the Americas region was driven by content growth in North America and market growth in South America. In the EMEA region, our organic net sales increased due to market growth and electronification. Our growth in the Asia–Pacific region resulted from market growth, share gains, and electronification.

  •
  Commercial transportation—Our organic net sales increased 21.9% in the third quarter of fiscal 2018 with growth in all regions due primarily to strength in the heavy truck, construction, and agriculture markets.

  •
  Sensors—Our organic net sales increased 8.0% in the third quarter of fiscal 2018 due primarily to growth in the commercial transportation and industrial equipment markets.

        In the first nine months of fiscal 2018, net sales in the Transportation Solutions segment increased $1,083 million, or 20.8%, as compared to the first nine months of fiscal 2017 as a result of organic net sales growth of 11.5%, the positive impact of foreign currency translation of 6.3%, and sales contributions from an acquisition of 3.0%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 9.0% in the first nine months of fiscal 2018 with growth of 13.9% in the Americas region, 11.0% in the EMEA region, and 5.3% in the Asia–Pacific region. Our growth in the Americas region resulted from content growth in North America and market growth in South America. Our growth in the EMEA region was driven by market growth, electronification, and new model launches. In the Asia–Pacific region, our growth was attributable to market share gains and electronification.

  •
  Commercial transportation—Our organic net sales increased 26.4% in the first nine months of fiscal 2018 with growth in all regions due primarily to strength in the heavy truck, construction, and agriculture markets.

  •
  Sensors—Our organic net sales increased 8.7% in the first nine months of fiscal 2018 primarily as a result of growth in the commercial transportation, industrial equipment, and automotive markets.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Operating income	$394	$333	$61	$1,242	$986	$256
Operating margin	18.7%	18.9%		19.8%	19.0%

        Operating income in the Transportation Solutions segment increased $61 million and $256 million in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$1	$5	$2
Charges associated with the amortization of acquisition related fair value adjustments	—	—	4	—

	2	1	9	2
Restructuring and other charges, net	11	3	13	60

Total	$13	$4	$22	$62

Excluding these items, operating income increased in the third quarter and first nine months of fiscal 2018 due primarily to higher volume and lower material costs, partially offset by the negative impact of price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
	($ in millions)
Industrial equipment	$506	51%	$456	50%	$1,473	52%	$1,257	49%
Aerospace, defense, oil, and gas	295	30	271	30	847	30	791	31
Energy	187	19	178	20	522	18	505	20

Total	$988	100%	$905	100%	$2,842	100%	$2,553	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2018 versus Net Sales for the Quarter Ended June 30, 2017						Change in Net Sales for the Nine Months Ended June 29, 2018 versus Net Sales for the Nine Months Ended June 30, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$50	11.0%	$27	6.0%	$18	$5	$216	17.2%	$130	10.4%	$64	$22
Aerospace, defense, oil, and gas	24	8.9	16	6.0	8	—	56	7.1	25	3.1	31	—
Energy	9	5.1	4	2.2	5	—	17	3.4	(8)	(1.6)	25	—

Total	$83	9.2%	$47	5.3%	$31	$5	$289	11.3%	$147	5.8%	$120	$22

        Net sales in the Industrial Solutions segment increased $83 million, or 9.2%, in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 primarily as a result of organic net sales growth of 5.3% and the positive impact of foreign currency translation of 3.4%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 6.0% in the third quarter of fiscal 2018 with growth in all regions due primarily to growth in factory automation and controls and medical applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 6.0% in the third quarter of fiscal 2018 primarily as a result of growth in the defense and commercial aerospace markets.

  •
  Energy—Our organic net sales increased 2.2% in the third quarter of fiscal 2018 due to strength in the Americas region, partially offset by weakness in the Asia–Pacific and EMEA regions.

        In the first nine months of fiscal 2018, net sales in the Industrial Solutions segment increased $289 million, or 11.3%, from the first nine months of fiscal 2017 due primarily to organic net sales growth of 5.8% and the positive impact of foreign currency translation of 4.7%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 10.4% in the first nine months of fiscal 2018 with growth in all regions due primarily to growth in factory automation and controls applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 3.1% in the first nine months of fiscal 2018 due to growth in the defense, commercial aerospace, and oil and gas markets.

  •
  Energy—Our organic net sales decreased 1.6% in the first nine months of fiscal 2018 due to weakness in the Asia–Pacific and EMEA regions, partially offset by strength in the Americas region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Operating income	$93	$100	$(7)	$321	$258	$63
Operating margin	9.4%	11.0%		11.3%	10.1%

        Operating income in the Industrial Solutions segment decreased $7 million and increased $63 million in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$—	$4	$3
Charges associated with the amortization of acquisition related fair value adjustments	1	3	4	5

	3	3	8	8
Restructuring and other charges, net	46	14	75	54

Total	$49	$17	$83	$62

Excluding these items, operating income increased in the third quarter and first nine months of fiscal 2018 primarily as a result of higher volume.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended				For the Nine Months Ended
	June 29, 2018		June 30, 2017		June 29, 2018		June 30, 2017
	($ in millions)
Data and devices	$277	42%	$245	35%	$774	42%	$709	37%
Subsea communications	184	28	271	39	510	27	706	37
Appliances	203	30	181	26	585	31	494	26

Total	$664	100%	$697	100%	$1,869	100%	$1,909	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended June 29, 2018 versus Net Sales for the Quarter Ended June 30, 2017					Change in Net Sales for the Nine Months Ended June 29, 2018 versus Net Sales for the Nine Months Ended June 30, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Net Sales Growth		Organic Net Sales Growth		Translation
	($ in millions)
Data and devices	$32	13.1%	$27	10.8%	$5	$65	9.2%	$49	6.8%	$16
Subsea communications	(87)	(32.1)	(87)	(32.1)	—	(196)	(27.8)	(196)	(27.8)	—
Appliances	22	12.2	16	8.8	6	91	18.4	73	14.5	18

Total	$(33)	(4.7)%	$(44)	(6.3)%	$11	$(40)	(2.1)%	$(74)	(3.9)%	$34

        In the third quarter of fiscal 2018, net sales in the Communications Solutions segment decreased $33 million, or 4.7%, from the third quarter of fiscal 2017 due to organic net sales declines of 6.3%, partially offset by the positive impact of foreign currency translation of 1.6%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 10.8% in the third quarter of fiscal 2018 with growth in all regions, primarily attributable to growth in high speed connectivity in data center applications and content growth from electronification trends.

  •
  Subsea communications—Our organic net sales decreased 32.1% in the third quarter of fiscal 2018 primarily as a result of production delays on a program.

  •
  Appliances—Our organic net sales increased 8.8% in the third quarter of fiscal 2018 due to growth in all regions and market share gains.

        Net sales in the Communications Solutions segment decreased $40 million, or 2.1%, in the first nine months of fiscal 2018 as compared to the same period of fiscal 2017 due to organic net sales declines of 3.9%, partially offset by the positive impact of foreign currency translation of 1.8%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 6.8% in the first nine months of fiscal 2018 with growth in all regions, primarily as a result of continued growth in high speed connectivity in data center applications.

  •
  Subsea communications—Our organic net sales decreased 27.8% in the first nine months of fiscal 2018 due primarily to production delays on a program.

  •
  Appliances—Our organic net sales increased 14.5% in the first nine months of fiscal 2018 as a result of growth in all regions and market share gains.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended			For the Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
	($ in millions)
Operating income	$71	$111	$(40)	$200	$276	$(76)
Operating margin	10.7%	15.9%		10.7%	14.5%

        Operating income in the Communications Solutions segment decreased $40 million and $76 million in the third quarter and first nine months of fiscal 2018, respectively, as compared to the same periods of fiscal 2017. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended		For the Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Restructuring and other charges, net	$8	$2	$18	$11

Excluding these items, operating income decreased in the third quarter and first nine months of fiscal 2018 due primarily to declines in our Subsea Communications business related to production delays.

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

Cash Flows from Operating Activities

        In the first nine months of fiscal 2018, net cash provided by continuing operating activities increased $78 million to $1,527 million from $1,449 million in the first nine months of fiscal 2017. The increase resulted primarily from higher pre-tax income levels, partially offset by an increase in employee-compensation related payments.

        The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2018 and 2017 was $317 million and $256 million, respectively. We do not expect a significant change in our income tax payments as a result of the Tax Cuts and Jobs Act.

Cash Flows from Investing Activities

        Capital expenditures were $686 million and $452 million in the first nine months of fiscal 2018 and 2017, respectively. We expect fiscal 2018 capital spending levels to be approximately 6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

Cash Flows from Financing Activities and Capitalization

        Total debt at June 29, 2018 and September 29, 2017 was $4,008 million and $4,344 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During the first nine months of fiscal 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, repaid, at maturity, $708 million of 6.55% senior notes due October 2017.

        During the first nine months of fiscal 2018, TEGSA entered into an uncommitted revolving credit facility under which it borrowed €100 million at a 0% interest rate with repayment due at maturity in December 2018.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at June 29, 2018 or September 29, 2017. Borrowings under our commercial paper program are backed by the Credit Facility and reduce the availability of funds from the Credit Facility.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 29, 2018, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends to shareholders were $435 million and $405 million in the first nine months of fiscal 2018 and 2017, respectively.

        During the first nine months of fiscal 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 6 million of our common shares for $612 million and approximately 5 million of our common shares for $386 million under our share repurchase program during the first nine months of fiscal 2018 and 2017, respectively. At June 29, 2018, we had $1.4 billion of availability remaining under our share repurchase authorization.

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

        At June 29, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $283 million.

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

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017. There were no significant changes to this information during the first nine months of fiscal 2018.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our exposures to market risk during the nine months ended June 29, 2018. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2018.

Changes in Internal Control Over Financial Reporting

        During the quarter ended June 29, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017, other than as set forth in "Part II. Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2018. The risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended June 29, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31–April 27, 2018	761,743	$98.07	749,703	$1,523,695,670
April 28–June 1, 2018	1,074,659	93.62	1,073,128	1,423,230,992
June 2–June 29, 2018	575,457	94.58	575,301	1,368,819,073

Total	2,411,859	$95.25	2,398,132

(1)
These columns include the following transactions which occurred during the quarter ended June 29, 2018:

(i)
the acquisition of 13,727 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 2,398,132 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended June 29, 2018, filed on July 26, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.
By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2018