Form 10-K
period 2018-09-28
TE Connectivity Ltd.
filed 2018-11-13
CIK 1385157

Use these links to rapidly review the document
TE CONNECTIVITY LTD. TABLE OF CONTENTS
TE CONNECTIVITY LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common shares held by non-affiliates of the registrant was $36.3 billion as of March 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

          The number of common shares outstanding as of November 8, 2018 was 343,034,000.

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement to be filed in connection with the registrant's 2019 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

        The risk factors discussed in "Risk Factors" and other risks described in this Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ii

PART I

        "TE Connectivity" and "TE Connectivity (logo)" are trademarks. This report further contains other trademarks of ours and additional trade names and trademarks of other companies that are not owned by TE Connectivity. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

        © 2018 TE Connectivity Ltd. All Rights Reserved.

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

        We have a 52- or 53-week fiscal year that ends on the last Friday of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal 2018, 2017, and 2016 ended on September 28, 2018, September 29, 2017, and September 30, 2016, respectively. Fiscal 2018 and 2017 were 52 weeks in length. Fiscal 2016 was a 53-week year.

Segments

        We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. We believe our segments serve a combined market of approximately $190 billion. In fiscal 2018, our Subsea Communications business met the held for sale and discontinued operations criteria. As a result, we reclassified amounts previously reported to reflect this business as a discontinued operation in all periods presented. Prior to reclassification to discontinued operations, this business was included in our Communications Solutions segment.

        Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2018	2017	2016
Transportation Solutions	59%	58%	58%
Industrial Solutions	28	29	28
Communications Solutions	13	13	14

Total	100%	100%	100%

        Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

  Transportation Solutions

        The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components; sensors; antennas; relays; application tooling; and wire and heat shrink tubing. The Transportation Solutions segment's products, which must withstand harsh conditions, are used in the following end markets:

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

  •
  Commercial transportation (15% of segment's net sales).  We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.

  •
  Sensors (11% of segment's net sales).  We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

        The Transportation Solutions segment's major competitors include Yazaki, Aptiv, Delphi, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

  Industrial Solutions

        The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components; heat shrink tubing; relays; and wire and cable. The Industrial Solutions segment's products are used in the following end markets:

  •
  Industrial equipment (52% of segment's net sales).  Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Also, our products are used by the solar industry. The medical industry uses our products in imaging, diagnostic, surgical, and minimally invasive interventional applications.

  •
  Aerospace, defense, oil, and gas (30% of segment's net sales).  We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.

  •
  Energy (18% of segment's net sales).  Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

        The Industrial Solutions segment competes primarily against Amphenol, Belden, Hubbell, Carlisle Companies, 3M, Integer Holdings, Esterline, Molex, and Phoenix Contact.

  Communications Solutions

        The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components; relays; heat shrink tubing; and antennas. The Communications Solutions segment's products are used in the following end markets:

  •
  Data and devices (58% of segment's net sales).  We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

  •
  Appliances (42% of segment's net sales).  We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

        We manufacture and sell a broad portfolio of products to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that our diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduce our exposure to individual end markets, thereby reducing the variability of our financial performance. Additionally, we believe that the diversity of our customer base reduces the level of cyclicality in our results and distinguishes us from our competitors.

        No single customer accounted for a significant amount of our net sales in fiscal 2018, 2017, or 2016.

Sales and Distribution

        We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2018	2017	2016
Europe/Middle East/Africa ("EMEA")	38%	36%	36%
Asia–Pacific	34	35	35
Americas	28	29	29

Total	100%	100%	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        We sell our products into approximately 140 countries primarily through direct selling efforts to manufacturers. In fiscal 2018, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

        We maintain distribution centers around the world. Products are generally delivered to the distribution centers by our manufacturing facilities and then subsequently delivered to the customer. In some instances, however, products are delivered directly from our manufacturing facility to the customer. Our global coverage positions us near our customers' locations and allows us to assist them in consolidating their supply base and lowering their production costs. We contract with a wide range of transport providers to deliver our products globally via road, rail, sea, and air. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

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

        Customer orders typically fluctuate from quarter to quarter based upon business and market conditions. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods. Backlog by reportable segment was as follows:

	Fiscal Year End
	2018	2017
	(in millions)
Transportation Solutions	$1,779	$1,681
Industrial Solutions	1,245	1,032
Communications Solutions	441	418

Total	$3,465	$3,131

        We expect that the majority of our backlog at fiscal year end 2018 will be filled during fiscal 2019.

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

        We have employees located throughout the world. As of fiscal year end 2018, we employed approximately 80,000 people worldwide, of whom 30,000 were in the EMEA region, 25,000 were in the Asia–Pacific region, and 25,000 were in the Americas region. Of our total employees, approximately 51,000 were employed in manufacturing.

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

        Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2018, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $42 million, and we accrued $17 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2019 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

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

        Our Consolidated Financial Statements are prepared in United States ("U.S.") dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

        We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2018 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

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

        Our workforce; manufacturing, research, administrative, and sales facilities; markets; customers; and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

  •
  changes in global trade policies, including sanctions, tariffs, trade barriers, and trade disputes;

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

        We have sizeable operations in China, including 16 manufacturing sites. In addition, approximately 20% of our net sales in fiscal 2018 were made to customers in China. Economic conditions in China have been and may continue to be volatile and uncertain. In addition, the legal and regulatory system in China is still developing and subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

        In addition, any downgrade by rating agencies of long-term U.S. sovereign debt or downgrades or defaults of sovereign debt of other nations may negatively affect global financial markets and economic conditions, which could negatively affect our business, financial condition, and liquidity.

         Changes in U.S. federal tax laws could result in adverse consequences to U.S. persons treated as owning 10% or more of our shares.

        Although we are a Swiss corporation, recent U.S. tax law changes have expanded application of certain ownership attribution rules and cause certain of our non-U.S. subsidiaries to be treated as Controlled Foreign Corporations ("CFCs") for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications to it of these changes in U.S. federal income tax law. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that now are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

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

        Approximately 44% of our net sales for fiscal 2018 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic and credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

        During fiscal 2018, approximately 14% of our net sales were to customers in the industrial equipment end market, 9% of our net sales were to customers in the commercial transportation market, and 8% of our net sales were to customers in the aerospace, defense, oil, and gas end market. Demand for industrial equipment is dependent upon economic conditions, including customer investment in factory automation, intelligent buildings, and process control systems, as well as market conditions in the medical, rail transportation, solar and lighting, and other major industrial markets we serve. The commercial transportation industry can experience variability in demand depending on the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Demand in the oil and gas market is impacted by oil price volatility.

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

        We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the price of many of these raw materials, including gold and copper, continues to fluctuate. If we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold ("conflict minerals" or "3TG") mined from the Democratic Republic of the Congo ("DRC") and adjoining countries (together with the DRC, the "Covered Countries") in their products. These requirements could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries, and we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

         Our future success is significantly dependent on our ability to attract and retain management and executive management employees.

        Our success depends to a significant extent upon our continued ability to retain our management and executive management employees and hire new management and executive management employees to replace, succeed, or add to members of our management team. Our management team has significant industry experience and would be difficult to replace. Competition for management talent is intense, and any difficulties we may have to retain or hire members of mangagement to achieve our objectives may have an adverse effect on our results of operations, financial position, and cash flows.

         Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

        Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded to mitigate persistent and continuously evolving cybersecurity threats, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats have had a material impact on our business or operations.

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

  •
  greenhouse gas emissions;

  •
  product hazardous material content; and

  •
  the health and safety of our employees.

        We may not have been, or we may not always be, in compliance with all environmental and health and safety laws and regulations. If we violate these laws, we could be fined, criminally charged, or otherwise sanctioned by regulators. In addition, environmental and health and safety laws are becoming more stringent, resulting in increased costs and compliance requirements.

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

        As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 14, 2020, approved by our shareholders at our March 14, 2018 annual general meeting of shareholders and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

        These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, until March 14, 2020 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders' preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange ("NYSE"), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

         Legislative and regulatory actions and proposals in Switzerland, the U.S., and other jurisdictions could cause a material change in our worldwide effective corporate tax rate.

        Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

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

        As we are organized under the laws of Switzerland, it may not be possible to enforce court judgments obtained in the U.S. against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to Switzerland's public policy.

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

ITEM 2.    PROPERTIES

        Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2018, we owned approximately 20 million square feet and leased approximately 9 million square feet of manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

        We manufacture our products in approximately 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2018, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(number of manufacturing facilities)
EMEA	19	22	3	44
Asia–Pacific	7	7	8	22
Americas	11	23	4	38

Total	37	52	15	104

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

        During the fourth quarter of fiscal 2018, one of our manufacturing sites in China was found to have failed to complete the environmental impact assessment inspection for certain of its production lines and assets within the mandatory timeframe as defined within applicable environmental regulation. At the request of the Shanghai Xuhui Environmental Protection Bureau, we are taking remedial action to cure the deficiencies, and we expect to pay an administrative penalty in the amount of 700,000 Chinese renminbi (approximately $0.1 million using an exchange rate of $0.15 per renminbi). We do not anticipate that any monetary sanctions or remedial actions we take will have a material adverse effect on our results of operations, financial position, or cash flows.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common shares are listed and traded on the NYSE under the symbol "TEL." The number of registered holders of our common shares at November 8, 2018 was 20,236.

Performance Graph

        The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2013 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX

	Fiscal Year End
	2013(1)	2014	2015	2016	2017	2018
TE Connectivity Ltd.	$100.00	$115.30	$116.76	$131.63	$173.37	$186.80
S&P 500 Index	100.00	119.64	118.93	136.54	161.95	190.95
Dow Jones Electrical Components and Equipment Index	100.00	111.56	102.46	121.63	156.84	174.41

(1)
$100 invested on September 27, 2013 in TE Connectivity Ltd.'s common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended September 28, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30–July 27, 2018	1,465	$93.28	—	$1,368,819,073
July 28–August 31, 2018	2,217,725	92.90	2,213,500	1,163,190,015
September 1–September 28, 2018	1,655,395	90.63	1,635,400	1,014,947,770

Total	3,874,585	$91.93	3,848,900

(1)
These columns include the following transactions which occurred during the quarter ended September 28, 2018:

(i)
the acquisition of 25,685 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 3,848,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

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

	As of or for Fiscal
	2018	2017(1)	2016(1)(2)	2015(1)	2014(1)
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,988	$12,185	$11,352	$11,524	$11,690
Acquisition and integration costs	14	6	22	55	31
Restructuring and other charges (credits), net(3)	126	147	(2)	152	15
Other income (expense), net(4)	1	(42)	(677)	(55)	63
Income tax (expense) benefit(4)	344	(180)	826	(306)	(160)
Income from continuing operations	2,584	1,540	1,847	1,180	1,634
Income (loss) from discontinued operations, net of income taxes(5)	(19)	143	162	1,240	147
Net income	$2,565	$1,683	$2,009	$2,420	$1,781
Per Share Data
Basic earnings per share:
Income from continuing operations	$7.38	$4.34	$5.05	$2.91	$3.99
Net income	7.33	4.74	5.49	5.98	4.34
Diluted earnings per share:
Income from continuing operations	$7.32	$4.30	$5.01	$2.87	$3.92
Net income	7.27	4.70	5.44	5.89	4.27
Dividends paid per common share	$1.68	$1.54	$1.40	$1.24	$1.08
Balance Sheet Data
Total assets	$20,386	$19,403	$17,608	$20,589	$20,132
Long-term liabilities	5,145	5,805	6,057	7,429	7,128
Total shareholders' equity	$10,831	$9,751	$8,485	$9,585	$9,007

(1)
In fiscal 2018, our Subsea Communications business met the held for sale and discontinued operations criteria. As a result, we reclassified amounts previously reported to reflect this business as a discontinued operation in all periods presented. For additional information regarding discontinued operations, see Notes 4 and 23 to the Consolidated Financial Statements.

(2)
Fiscal 2016 was a 53-week year.

(3)
Fiscal 2016 included a pre-tax gain of $144 million on the sale of our Circuit Protection Devices business. See Note 3 to the Consolidated Financial Statements for additional information.

(4)
For fiscal 2018, 2017, and 2016, see Notes 15 and 16 to the Consolidated Financial Statements for additional information. Fiscal 2015 income tax (expense) benefit included a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties, Inc; a $201 million income tax benefit related to the effective settlement of all undisputed tax matters for the years 2001 through 2007 and the related impact of $84 million to other expense pursuant to the Tax Sharing Agreement with Tyco International plc and Covidien plc; and a $63 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010. Fiscal 2014 income tax (expense) benefit included a $282 million income tax benefit recognized in connection with a reduction in the valuation allowance associated with certain tax loss carryforwards relating to ADC Telecommunications, Inc.

(5)
Fiscal 2015 included a pre-tax gain of $1.1 billion on the sale of our Broadband Network Solutions business.

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

        Fiscal 2018 highlights included the following:

  •
  Our fiscal 2018 net sales increased 14.8% over fiscal 2017 levels due to growth in all segments. On an organic basis, our net sales increased 9.2% in fiscal 2018 as compared to fiscal 2017.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales increased 17.8% as a result of increased sales in all end markets. Also, our net sales in the automotive end market benefited from sales contributions from a recent acquisition.

  •
  Industrial Solutions—Our net sales increased 10.0% due to increased sales in the industrial equipment end market and, to a lesser degree, the aerospace, defense, oil, and gas and the energy end markets.

  •
  Communications Solutions—Our net sales increased 12.4% due to sales increases in the appliances and the data and devices end markets.

  •
  During fiscal 2018, our shareholders approved a dividend payment to shareholders of $1.76 per share, payable in four equal quarterly installments of $0.44 beginning in the third quarter of fiscal 2018 and ending in the second quarter of fiscal 2019.

  •
  Net cash provided by continuing operating activities was $2,301 million in fiscal 2018.

Outlook

        In the first quarter of fiscal 2019, we expect our net sales to be between $3.33 billion and $3.43 billion as compared to $3.34 billion in the first quarter of fiscal 2018, with sales increases in the Industrial Solutions and Communications Solutions segments. Additional information regarding expectations for our reportable segments for the first quarter of fiscal 2019 as compared to the same period of fiscal 2018 is as follows:

  •
  Transportation Solutions—We expect our net sales increase in the sensors end market to be offset by sales declines in the automotive end market. Our net sales in the automotive end market are expected to benefit from content gains; however, this growth will be more than offset by the negative impact of foreign currency exchange rates. We expect global automotive production to decline approximately 2% in the first quarter of fiscal 2019.

  •
  Industrial Solutions—We expect our net sales growth to be driven primarily by increased sales in the aerospace, defense, oil, and gas and the industrial equipment end markets.

  •
  Communications Solutions—We expect net sales growth primarily as a result of increased sales in the data and devices end market.

In the first quarter of fiscal 2019, we expect diluted earnings per share from continuing operations to be in the range of $1.09 to $1.13 per share. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $75 million and $0.04 per share, respectively, in the first quarter of fiscal 2019 as compared to the same period of fiscal 2018.

        We expect our net sales to be between $13.9 billion and $14.3 billion in fiscal 2019 as compared to $14.0 billion in fiscal 2018, with moderate growth in all segments. Additional information regarding expectations for our reportable segments for fiscal 2019 as compared to fiscal 2018 is as follows:

  •
  Transportation Solutions—We expect our net sales increases in the sensors end market to be largely offset by sales declines in the commercial transportation end market. Fiscal 2019 global automotive production is expected to be consistent with fiscal 2018 levels.

  •
  Industrial Solutions—We expect our net sales to increase in the industrial equipment end market due primarily to continued growth in medical applications and a recent acquisition.

  •
  Communications Solutions—We expect net sales growth due primarily to sales increases in the data and devices end market.

We expect diluted earnings per share from continuing operations to be in the range of $5.20 to $5.40 per share in fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $400 million and $0.16 per share, respectively, in fiscal 2019 as compared to fiscal 2018.

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

Acquisitions

        During fiscal 2018, we acquired two businesses for a combined cash purchase price of $153 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

        We acquired two businesses during fiscal 2017 for a combined cash purchase price of $250 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

        In fiscal 2016, we acquired four businesses, including the Creganna Medical group ("Creganna"), for a combined cash purchase price of $1.3 billion, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions and Transportation Solutions segments from the date of acquisition.

        See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Discontinued Operations

        On September 16, 2018, we entered into a definitive agreement to sell our Subsea Communications ("SubCom") business for $325 million, subject to a final working capital adjustment. The SubCom business met the held for sale and discontinued operations criteria and has been reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

        See Notes 4 and 23 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Divestiture

        During fiscal 2016, we sold our Circuit Protection Devices ("CPD") business for net cash proceeds of $333 million. We recognized a pre-tax gain of $144 million on the transaction. The CPD business was reported as part of the Data and Devices business within our Communications Solutions segment.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2018		2017		2016
	($ in millions)
Transportation Solutions	$8,290	59%	$7,039	58%	$6,503	58%
Industrial Solutions	3,856	28	3,507	29	3,215	28
Communications Solutions	1,842	13	1,639	13	1,634	14

Total	$13,988	100%	$12,185	100%	$11,352	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by segment:

	Fiscal
	2018						2017
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
Transportation Solutions	$1,251	17.8%	$739	10.5%	$295	$217	$536	8.2%	$553	8.5%	$(47)	$30
Industrial Solutions	349	10.0	207	5.9	110	32	292	9.1	50	1.6	(20)	262
Communications Solutions	203	12.4	172	10.5	31	—	5	0.3	91	5.7	(16)	(70)

Total	$1,803	14.8%	$1,118	9.2%	$436	$249	$833	7.3%	$694	6.1%	$(83)	$222

        Net sales increased $1,803 million, or 14.8%, in fiscal 2018 as compared to fiscal 2017. The increase in net sales resulted from organic net sales growth of 9.2%, the positive impact of foreign currency translation of 3.6% due to the strengthening of certain foreign currencies, and sales contributions from acquisitions of 2.0%. Organic net sales were adversely affected by price erosion of $180 million in fiscal 2018.

        Net sales increased $833 million, or 7.3%, in fiscal 2017 as compared to fiscal 2016. The increase in net sales resulted from organic net sales growth of 6.1% and net sales contributions from acquisitions and a divestiture of 1.9%, partially offset by the negative impact of foreign currency translation of 0.7% due to the weakening of certain foreign currencies. Organic net sales were adversely affected by price erosion of $218 million in fiscal 2017. Fiscal 2016 included an additional week which contributed $227 million in net sales. The impact of the additional week was estimated using an average weekly sales figure for the last month of the fiscal year.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—EMEA, Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 140 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2018. The percentage of net sales in fiscal 2018 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	40%
Euro	32
Chinese renminbi	14
Japanese yen	6
All others	8

Total	100%

        The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2018		2017		2016
	($ in millions)
EMEA	$5,255	38%	$4,399	36%	$4,114	36%
Asia–Pacific	4,762	34	4,312	35	3,923	35
Americas	3,971	28	3,474	29	3,315	29

Total	$13,988	100%	$12,185	100%	$11,352	100%

        The following table provides an analysis of the change in our net sales compared to the prior fiscal year by geographic region:

	Fiscal
	2018						2017
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions (Divestiture)
	($ in millions)
EMEA	$856	19.5%	$330	7.5%	$332	$194	$285	6.9%	$140	3.4%	$(24)	$169
Asia–Pacific	450	10.4	318	7.4	117	15	389	9.9	498	12.7	(66)	(43)
Americas	497	14.3	470	13.6	(13)	40	159	4.8	56	1.7	7	96

Total	$1,803	14.8%	$1,118	9.2%	$436	$249	$833	7.3%	$694	6.1%	$(83)	$222

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Cost of sales	$9,243	$8,002	$7,525	$1,241	$477
As a percentage of net sales	66.1%	65.7%	66.3%
Gross margin	$4,745	$4,183	$3,827 (1)	$562	$356
As a percentage of net sales	33.9%	34.3%	33.7%

(1)
Fiscal 2016 included an additional week which contributed $86 million in gross margin.

        In fiscal 2018, gross margin increased $562 million as compared to fiscal 2017, primarily as a result of higher volume and the positive impact of foreign currency translation, partially offset by price erosion. Gross margin as a percentage of net sales decreased to 33.9% in fiscal 2018 from 34.3% in fiscal 2017. Gross margin increased $356 million in fiscal 2017 as compared to fiscal 2016 due primarily to higher volume and lower material costs, partially offset by price erosion. Gross margin as a percentage of net sales increased to 34.3% in fiscal 2017 from 33.7% in fiscal 2016.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. In fiscal 2018, we purchased approximately 195 million pounds of copper, 139,000 troy ounces of gold, and 2.8 million troy ounces of silver. The following table presents the average prices incurred related to copper, gold, and silver.

		Fiscal
	Measure	2018	2017	2016
Copper	Lb.	$2.86	$2.48	$2.49
Gold	Troy oz.	1,281	1,229	1,212
Silver	Troy oz.	17.15	16.75	16.08

        In fiscal 2019, we expect to purchase approximately 210 million pounds of copper, 140,000 troy ounces of gold, and 2.8 million troy ounces of silver.

Operating Expenses

        The following table presents operating expense information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Selling, general, and administrative expenses	$1,594	$1,543	$1,396	$51	$147
As a percentage of net sales	11.4%	12.7%	12.3%
Research, development, and engineering expenses	$680	$611	$603	$69	$8
Restructuring and other charges (credits), net	126	147	(2)	(21)	149

        Selling, General, and Administrative Expenses.    In fiscal 2018, selling, general, and administrative expenses increased $51 million as compared to fiscal 2017 due primarily to increased selling expenses to support higher sales levels and incremental expenses attributable to recently acquired businesses, partially offset by lower incentive compensation costs and a gain on the sale of certain assets. Selling, general, and administrative expenses increased $147 million in fiscal 2017 as compared to fiscal 2016 primarily as a result of increased incentive compensation costs, increased selling expenses to support higher sales levels, and increased costs associated with long-term expense reduction initiatives.

        Research, Development, and Engineering Expenses.    In fiscal 2018, research, development, and engineering expenses increased $69 million as compared to fiscal 2017 due to costs related to growth initiatives, primarily in the Transportation Solutions segment.

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

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment.

        In connection with these initiatives, we recorded net restructuring charges of $140 million, $146 million, and $121 million in fiscal 2018, 2017, and 2016, respectively. Annualized cost savings related to actions initiated in fiscal 2018 are expected to be approximately $125 million and are expected to be realized by the end of fiscal 2020. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. During fiscal 2019, we expect net restructuring charges to be similar to fiscal 2018 levels and we expect total spending, which will be funded with cash from operations, to be approximately $140 million.

        During fiscal 2016, we recognized a pre-tax gain of $144 million on the sale of our CPD business.

        See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges (credits).

Operating Income

        The following table presents operating income and operating margin information:

	Fiscal				Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Operating income	$2,331	$1,876	$1,808	(1)	$455	$68
Operating margin	16.7%	15.4%	15.9%

(1)
Fiscal 2016 included an additional week which contributed $53 million in operating income.

        Operating income included the following:

	Fiscal
	2018	2017	2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$14	$6	$22
Charges associated with the amortization of acquisition-related fair value adjustments	8	5	10

	22	11	32
Restructuring and other charges (credits), net	126	147	(2)

Total	$148	$158	$30

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Other income (expense), net	$1	$(42)	$(677)	$43	$635
Income tax expense (benefit)	(344)	180	(826)	(524)	1,006
Effective tax rate	(15.4)%	10.5%	(80.9)%
Income (loss) from discontinued operations, net of income taxes	$(19)	$143	$162	$(162)	$(19)

        Other Income (Expense), Net.    In fiscal 2016, we recorded net other expense primarily pursuant to the Tax Sharing Agreement with Tyco International plc ("Tyco International") and Covidien plc ("Covidien"). See Note 16 to the Consolidated Financial Statements for further information regarding net other income (expense).

        Income Taxes.    See Note 15 to the Consolidated Financial Statements for information regarding items impacting income tax expense (benefit) and the effective tax rate for fiscal 2018, 2017, and 2016 and information regarding the Tax Cuts and Jobs Act (the "Act"). We do not expect a significant change in our effective tax rate on future results of operations as a result of the Act.

        The valuation allowance for deferred tax assets was $2,191 million and $3,627 million at fiscal year end 2018 and 2017, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

        As of fiscal year end 2018, certain subsidiaries had approximately $23 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

        Income (Loss) from Discontinued Operations, Net of Income Taxes.    On September 16, 2018, we entered into a definitive agreement to sell our SubCom business. The net sales of the business were $702 million, $928 million, $886 million in fiscal 2018, 2017, and 2016, respectively. In fiscal 2018, net sales and operating income were negatively impacted by production delays on a program. In fiscal 2017, net sales increased as a result of higher project activity and operating income was positively impacted by lower material costs and improved manufacturing productivity as compared to fiscal 2016.

        In connection with the sale of the SubCom business, in fiscal 2018, we recorded a pre-tax impairment charge of $19 million, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell. We expect to incur a pre-tax loss on sale of approximately $90 million, related primarily to the recognition of cumulative translation adjustment losses and certain guarantee liabilities, which will be presented in income (loss) from discontinued operations on the Consolidated Statement of Operations. In November 2018, we completed the sale of the SubCom business for $325 million. The proceeds received are subject to a final working capital adjustment.

        During fiscal 2016, we settled a lawsuit with the former shareholders of Com-Net, which we acquired in fiscal 2001, and recorded pre-tax credits of $30 million representing a release of excess reserves. This amount was reflected in income (loss) from discontinued operations on the Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009. Also during fiscal 2016, we recognized an additional pre-tax gain of $29 million on the fiscal 2015 divestiture of our Broadband Network Solutions ("BNS") business, related primarily to pension and net working capital adjustments.

        See Notes 4 and 23 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2018		2017		2016
	($ in millions)
Automotive	$6,092	74%	$5,228	74%	$4,912	75%
Commercial transportation	1,280	15	997	14	825	13
Sensors	918	11	814	12	766	12

Total	$8,290	100%	$7,039	100%	$6,503	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2018						2017
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Automotive	$864	16.5%	$434	8.2%	$213	$217	$316	6.4%	$349	7.1%	$(33)	$—
Commercial transportation	283	28.4	233	23.2	50	—	172	20.8	181	21.9	(9)	—
Sensors	104	12.8	72	8.9	32	—	48	6.3	23	3.0	(5)	30

Total	$1,251	17.8%	$739	10.5%	$295	$217	$536	8.2%	$553	8.5%	$(47)	$30

        In fiscal 2018, net sales in the Transportation Solutions segment increased $1,251 million, or 17.8%, from fiscal 2017 due to organic net sales growth of 10.5%, the positive impact of foreign currency translation of 4.2%, and sales contributions from an acquisition of 3.1%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales increased 8.2% in fiscal 2018 with growth of 16.0% in the Americas region, 8.3% in the EMEA region, and 5.0% in the Asia–Pacific region. Our growth in the Americas region resulted from electronification and market share gains in North America and market growth in South America. In the EMEA region, our growth was driven by market growth, electronification, and market share gains. Our growth in the Asia–Pacific region was driven by market share gains and electronification.

  •
  Commercial transportation—Our organic net sales increased 23.2% in fiscal 2018 with growth in all regions due primarily to strength in the heavy truck, construction, and agriculture markets.

  •
  Sensors—Our organic net sales increased 8.9% in fiscal 2018 primarily as a result of growth in the commercial transportation, industrial equipment, and automotive markets.

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

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Operating income	$1,578	$1,294	$1,209	$284	$85
Operating margin	19.0%	18.4%	18.6%

        Operating income in the Transportation Solutions segment increased $284 million in fiscal 2018 as compared to fiscal 2017. In fiscal 2017, operating income in the Transportation Solutions segment increased $85 million from fiscal 2016. The Transportation Solutions segment's operating income included the following:

	Fiscal
	2018	2017	2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$8	$3	$9
Charges associated with the amortization of acquisition-related fair value adjustments	4	—	—

	12	3	9
Restructuring and other charges, net	33	69	47

Total	$45	$72	$56

Excluding these items, operating income increased in fiscal 2018 primarily as a result of higher volume and, to a lesser degree, lower material costs, partially offset by price erosion. Excluding these items, operating income increased in fiscal 2017 primarily as a result of higher volume, partially offset by price erosion.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2018		2017		2016
	($ in millions)
Industrial equipment	$1,987	52%	$1,747	50%	$1,419	44%
Aerospace, defense, oil, and gas	1,157	30	1,075	31	1,100	34
Energy	712	18	685	19	696	22

Total	$3,856	100%	$3,507	100%	$3,215	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2018						2017
	Change in Net Sales versus Prior Fiscal Year						Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisitions
	($ in millions)
Industrial equipment	$240	13.7%	$150	8.6%	$58	$32	$328	23.1%	$77	5.5%	$(10)	$261
Aerospace, defense, oil, and gas	82	7.6	51	4.7	31	—	(25)	(2.3)	(19)	(1.7)	(7)	1
Energy	27	3.9	6	0.9	21	—	(11)	(1.6)	(8)	(1.0)	(3)	—

Total	$349	10.0%	$207	5.9%	$110	$32	$292	9.1%	$50	1.6%	$(20)	$262

        Net sales in the Industrial Solutions segment increased $349 million, or 10.0%, in fiscal 2018 as compared to fiscal 2017 due to organic net sales growth of 5.9%, the positive impact of foreign currency translation of 3.2%, and sales contributions from acquisitions of 0.9%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 8.6% in fiscal 2018 primarily as a result of strength in factory automation and controls and medical applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 4.7% in fiscal 2018 due to growth in the commercial aerospace, defense, and oil and gas markets.

  •
  Energy—Our organic net sales increased 0.9% in fiscal 2018 as a result of growth in the Americas region, partially offset by declines in the EMEA and Asia–Pacific regions.

        In the Industrial Solutions segment, net sales increased $292 million, or 9.1%, in fiscal 2017 from fiscal 2016 due to sales contributions from acquisitions of 8.1% and organic net sales growth of 1.6%, partially offset by the negative impact of foreign currency translation of 0.6%. Fiscal 2016 included an additional week which contributed $65 million in net sales. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales increased 5.5% in fiscal 2017 due primarily to growth in factory automation and controls and medical applications.

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

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Operating income	$465	$364	$353	$101	$11
Operating margin	12.1%	10.4%	11.0%

        Operating income in the Industrial Solutions segment increased $101 million in fiscal 2018 as compared to fiscal 2017 and increased $11 million in fiscal 2017 as compared to fiscal 2016. The Industrial Solutions segment's operating income included the following:

	Fiscal
	2018	2017	2016
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$6	$3	$13
Charges associated with the amortization of acquisition-related fair value adjustments	4	5	10

	10	8	23
Restructuring and other charges, net	80	74	31

Total	$90	$82	$54

Excluding these items, operating income increased in fiscal 2018 due primarily to higher volume. Excluding these items, operating income increased in fiscal 2017 primarily as a result of higher volume, partially offset by price erosion.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	Fiscal
	2018		2017		2016
	($ in millions)
Data and devices	$1,068	58%	$963	59%	$1,019	62%
Appliances	774	42	676	41	615	38

Total	$1,842	100%	$1,639	100%	$1,634	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales compared to the prior fiscal year by primary industry end market:

	Fiscal
	2018					2017
	Change in Net Sales versus Prior Fiscal Year					Change in Net Sales versus Prior Fiscal Year
	Net Sales Growth		Organic Net Sales Growth		Translation	Net Sales Growth		Organic Net Sales Growth		Translation	Divestiture
	($ in millions)
Data and devices	$105	10.9%	$91	9.5%	$14	$(56)	(5.5)%	$24	2.3%	$(10)	$(70)
Appliances	98	14.5	81	12.0	17	61	9.9	67	10.8	(6)	—

Total	$203	12.4%	$172	10.5%	$31	$5	0.3%	$91	5.7%	$(16)	$(70)

        In fiscal 2018, net sales in the Communications Solutions segment increased $203 million, or 12.4%, as compared to fiscal 2017 due to organic net sales growth of 10.5% and the positive impact of foreign currency translation of 1.9%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 9.5% in fiscal 2018 as a result of growth in all regions, primarily attributable to growth in high speed connectivity in data center applications.

  •
  Appliances—Our organic net sales increased 12.0% in fiscal 2018 as a result of growth in all regions and market share gains.

        Net sales in the Communications Solutions segment increased $5 million in fiscal 2017 as compared to fiscal 2016. Organic net sales growth of 5.7% was largely offset by sales declines resulting from a divestiture of 4.3% and the negative impact of foreign currency translation of 1.1%. Fiscal 2016 included an additional week which contributed $32 million in net sales. Our organic net sales by primary industry end market were as follows:

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

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	Fiscal			Fiscal 2018 versus 2017	Fiscal 2017 versus 2016
	2018	2017	2016
	($ in millions)
Operating income	$288	$218	$246	$70	$(28)
Operating margin	15.6%	13.3%	15.1%

        In the Communications Solutions segment, operating income increased $70 million in fiscal 2018 as compared to fiscal 2017 and decreased $28 million in fiscal 2017 as compared to fiscal 2016. The Communications Solutions segment's operating income included the following:

	Fiscal
	2018	2017	2016
	(in millions)
Restructuring and other charges (credits), net	$13	$4	$(80	)(1)

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

Excluding these items, operating income increased in both fiscal 2018 and 2017 due primarily to higher volume and improved manufacturing productivity, partially offset by price erosion.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $325 million of 2.375% senior notes and $250 million of 2.35% senior notes due in fiscal 2019. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

        As of fiscal year end 2018, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. ("TEGSA"), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2018, we had approximately $11.6 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that up to $0.9 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

        Net cash provided by continuing operating activities increased $28 million to $2,301 million in fiscal 2018 as compared to $2,273 million in fiscal 2017. The increase resulted primarily from higher pre-tax income levels, substantially offset by the impact of higher working capital to support increased business levels and increased incentive compensation payments.

        Net cash provided by continuing operating activities increased $340 million to $2,273 million in fiscal 2017 as compared to $1,933 million in fiscal 2016. The increase resulted primarily from higher pre-tax income levels, an increase in accrued and other current liabilities related primarily to incentive compensation, and a decrease in net payments related to pre-separation tax matters, partially offset by the impact of increased sales on accounts receivable levels.

        The amount of income taxes paid, net of refunds, during fiscal 2018, 2017, and 2016 was $393 million, $323 million, and $806 million, respectively. In fiscal 2017 and 2016, these amounts included refunds of $23 million and payments of $471 million, respectively, related to pre-separation tax matters. During fiscal 2016, we received net reimbursements of $321 million from Tyco International and Covidien pursuant to their indemnifications for pre-separation tax matters. We do not expect a significant change in our income tax payments as a result of the Tax Cuts and Jobs Act.

        See Note 15 to the Consolidated Financial Statements for further information regarding the Tax Sharing Agreement and payments related to pre-separation tax matters.

        Pension contributions in fiscal 2018, 2017, and 2016 were $54 million, $48 million, and $67 million, respectively. We expect pension contributions to be $47 million in fiscal 2019, before consideration of any voluntary contributions.

Cash Flows from Investing Activities

        Capital expenditures were $935 million, $679 million, and $603 million in fiscal 2018, 2017, and 2016, respectively. Capital spending increased in fiscal 2018 as a result of increased investments in growth initiatives, primarily in the Transportation Solutions segment. We expect fiscal 2019 capital spending levels to be approximately 5-6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During fiscal 2018, we acquired two businesses for a combined cash purchase price of $153 million, net of cash acquired. We acquired two businesses during fiscal 2017 for a combined cash purchase price of $250 million, net of cash acquired. In fiscal 2016, we acquired four businesses, including Creganna, for a combined cash purchase price of $1.3 billion, net of cash acquired. See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

        During fiscal 2016, we received net cash proceeds of $333 million related to the sale of our CPD business. See Note 3 to the Consolidated Financial Statements for further information.

Cash Flows from Financing Activities and Capitalization

        Total debt at fiscal year end 2018 and 2017 was $4,000 million and $4,344 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

        TEGSA, our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at fiscal year end 2018 or 2017.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit

Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2018, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

        Payments of common share dividends to shareholders were $588 million, $546 million, and $509 million in fiscal 2018, 2017, and 2016, respectively. See Note 18 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

        During fiscal 2018 and 2016, our board of directors authorized increases of $1.5 billion and $1.0 billion, respectively, in the share repurchase program. We repurchased approximately 10 million of our common shares for $966 million, 8 million of our common shares for $621 million, and 43 million of our common shares for $2,610 million under the share repurchase program during fiscal 2018, 2017, and 2016, respectively. At fiscal year end 2018, we had $1.0 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

        The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2018:

		Payments Due by Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Debt(1)	$4,021	$963	$—	$252	$501	$639	$1,666
Interest payments on debt(2)	1,092	119	109	103	88	79	594
Operating leases	403	97	76	62	48	38	82
Purchase obligations(3)	820	798	17	2	—	—	3

Total contractual cash obligations(4)(5)(6)	$6,336	$1,977	$202	$419	$637	$756	$2,345

(1)
Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

(2)
Interest payments exclude the impact of our interest rate swap contracts.

(3)
Purchase obligations consist primarily of commitments for purchases of goods and services.

(4)
The above table does not reflect unrecognized income tax benefits of $566 million and related accrued interest and penalties of $60 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(5)
The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $47 million to pension plans in fiscal 2019, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.

(6)
Other long-term liabilities of $487 million are excluded from the above table as we are unable to estimate the timing of payment for these items.

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

Off-Balance Sheet Arrangements

        In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2019 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

        At fiscal year end 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $275 million.

        As discussed above, in September 2018, we entered into a definitive agreement to sell our SubCom business. Following the divestiture, we will continue to honor performance guarantees and letters of credit related to the SubCom business' existing projects. These existing guarantees have a combined value of approximately $1.7 billion and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. We have contractual recourse against the SubCom business if we are required to perform on these guarantees; however, based on historical experience, we do not anticipate having to perform. See Notes 4 and 23 to the Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

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

        Contract revenues for construction related projects, which are generated in the SubCom business which is reported in discontinued operations, are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to unbilled receivables on construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

        See Notes 4 and 23 to the Consolidated Financial Statements for additional information regarding the SubCom business. See Note 2 to the Consolidated Financial Statements for information regarding our adoption of ASC 606, Revenue from Contracts with Customers, in fiscal 2019.

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

        We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2018, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

        Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by guideline analyses (a market approach). These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2018 and determined that no impairment existed.

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

        Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2018, a 25 basis point decrease in the discount rate would have increased the present value of our pension obligations by $124 million; a 25 basis point increase would have decreased the present value of our pension obligations by $111 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50 basis point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2018 pension expense by $12 million.

        At fiscal year end 2018, the long-term target asset allocation in our U.S. plans' master trust is 10% return-seeking assets and 90% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 105%. Based on the funded status of the plans as of fiscal year end 2018, our target asset allocation is 45% return-seeking and 55% liability-hedging.

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

  •
  the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;

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

Foreign Currency Exposures

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2018 market rates would have changed the unrealized value of our contracts by $101 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2017 market rates would have changed the unrealized value of our contracts by $122 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed-rate debt into variable-rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

        Based on our floating rate debt balances at fiscal year end 2018 and 2017, a 50 basis point increase in the levels of the U.S. dollar interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense in both fiscal 2018 and 2017.

Commodity Exposures

        Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2018, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $34 million and had a notional value of $401 million. At fiscal year end 2017, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $20 million and had a notional value of $314 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2018 prices would have changed the unrealized value of our forward contracts by $37 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2017 prices would have changed the unrealized value of our forward contracts by $33 million.

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

        Financial Statements:

    Reports of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

    Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

    Consolidated Balance Sheets as of September 28, 2018 and September 29, 2017

    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

    Consolidated Statements of Cash Flows for the Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2018.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 28, 2018.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 28, 2018, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 28, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning directors, executive officers, and corporate governance may be found under the captions "Agenda Item No. 1—Election of Directors," "Nominees for Election," "Corporate Governance," "The Board of Directors and Board Committees," and "Executive Officers" in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders (the "2019 Proxy Statement"), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2019 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Code of Ethics

        We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading "Corporate Responsibility—Governance and Environment—Guide to Ethical Conduct." We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation may be found under the captions "Compensation Discussion and Analysis," "Management Development and Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Officer Compensation," and "Compensation of Non-Employee Directors" in our 2019 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in our 2019 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of fiscal year end 2018 with respect to common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plans approved by security holders:
2007 Stock and Incentive Plan, amended and restated as of March 8, 2017(1)	7,705,831	$65.20	19,087,257
Equity compensation plans not approved by security holders:
Equity awards under the 2010 Stock and Incentive Plan, amended and restated as of March 9, 2017(2)	1,374,677	70.67	1,375,652

Total	9,080,508		20,462,909

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information in our 2019 Proxy Statement under the captions "Corporate Governance," "The Board of Directors and Board Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information in our 2019 Proxy Statement under the caption "Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1" is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.     Financial Statements. See Item 8.

2.
Financial Statement Schedule. See Item 8.

3.
Exhibit Index:

				Incorporated by Reference Herein
Exhibit Number
			Description	Form	Exhibit		Filing Date
2.1			Separation and Distribution Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	2.1		July 5, 2007

2.2		†	Share Purchase Agreement dated as of February 1, 2016 by and between TE Connectivity Ltd. and Cregstar Holdco Limited	Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2016	2.1		April 21, 2016

2.3		†	Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC	Current Report on Form 8-K	2.1		September 17, 2018

3.1			Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1		March 19, 2018

3.2			Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2		March 6, 2015

4.1(a	)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a	)	December 14, 2007

4.1(b	)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d	)	December 14, 2007

4.1(c	)		Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010	Current Report on Form 8-K	4.1		December 20, 2010

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
4.1(d	)	Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012	Current Report on Form 8-K	4.2	February 3, 2012

4.1(e	)	Eighth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of November 25, 2013	Current Report on Form 8-K	4.1	November 25, 2013

4.1(f	)	Ninth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.1	July 31, 2014

4.1(g	)	Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014

4.1(h	)	Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015

4.1(i	)	Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016

4.1(j	)	Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017

10.1		Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	10.1	July 5, 2007

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.2		Five-Year Senior Credit Agreement among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent, dated as of June 24, 2011	Current Report on Form 8-K	10.1	June 27, 2011

10.3		First Amendment to the Five-Year Senior Credit Agreement dated as of August 2, 2013 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto and Deutsche Bank AG New York Branch, as administrative agent	Current Report on Form 8-K	10.1	August 2, 2013

10.4		Second Amendment to the Five-Year Senior Credit Agreement dated as of December 9, 2015 by and among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders parties thereto, and Deutsche Bank AG New York Branch, as existing administrative agent, and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	December 9, 2015

10.5	‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of March 8, 2017)	Current Report on Form 8-K	10.1	March 9, 2017

10.6	‡	TE Connectivity Ltd. Employee Stock Purchase Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.6	November 14, 2017

10.7	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011

10.8	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017

10.9	‡	Form of Restricted Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.4	January 24, 2011

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.10	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.10	November 14, 2017

10.11	‡	Form of Performance Stock Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012	10.1	January 25, 2013

10.12	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in Fiscal Year 2016 and Fiscal Year 2017	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.11	November 15, 2016

10.13	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2018	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.13	November 14, 2017

10.14	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015

10.15	‡*	TE Connectivity Severance Plan for U.S. Executives (as amended and restated)

10.16	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007

10.17	‡	Tyco Electronics Corporation Supplemental Savings and Retirement Plan	Annual Report on Form 10-K for the fiscal year ended September 25, 2009	10.13	November 18, 2009

10.18	‡	TE Connectivity Ltd. Savings Related Share Plan (as amended and restated)	Current Report on Form 8-K	10.1	March 14, 2018

10.19		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016

10.20	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017

10.21	‡	Employment Agreement between Thomas J. Lynch and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.1	December 16, 2015

			Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
10.22	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015

10.23	‡	Employment Agreement between Joseph B. Donahue and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.4	December 16, 2015

10.24	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015

10.25	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016

10.26	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.1	January 24, 2018

10.27	‡	Letter Agreement between Joseph B. Donahue and TE Connectivity dated January 18, 2018	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.2	January 24, 2018

10.28		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Current Report on Form 8-K	10.1	November 5, 2018

10.29	‡*	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)

21.1	*	Subsidiaries of TE Connectivity Ltd.

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference Herein
Exhibit Number
		Description	Form	Exhibit	Filing Date
101	*	Financial statements from the Annual Report on Form 10-K of TE Connectivity Ltd. for the fiscal year ended September 28, 2018, filed on November 13, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

†
The schedules to the Share Purchase Agreement and Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

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

        Date: November 13, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE R. CURTIN Terrence R. Curtin	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2018
/s/ HEATH A. MITTS Heath A. Mitts	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2018
/s/ ROBERT J. OTT Robert J. Ott	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 13, 2018
* Pierre R. Brondeau	Director	November 13, 2018
* Carol A. Davidson	Director	November 13, 2018
* William A. Jeffrey	Director	November 13, 2018

Signature	Title	Date

* Thomas J. Lynch	Director	November 13, 2018
* Yong Nam	Director	November 13, 2018
* Daniel J. Phelan	Director	November 13, 2018
* Paula A. Sneed	Director	November 13, 2018
* Abhijit Y. Talwalkar	Director	November 13, 2018
* Mark C. Trudeau	Director	November 13, 2018
* John C. Van Scoter	Director	November 13, 2018
* Laura H. Wright	Director	November 13, 2018
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

TE CONNECTIVITY LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.:

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 28, 2018 and September 29, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three fiscal years in the period ended September 28, 2018, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2018 and September 29, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 13, 2018

We have served as the Company's auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.:

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the fiscal year ended September 28, 2018 of the Company and our report dated November 13, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 13, 2018

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

	Fiscal
	2018	2017	2016
	(in millions, except per share data)
Net sales	$13,988	$12,185	$11,352
Cost of sales	9,243	8,002	7,525

Gross margin	4,745	4,183	3,827
Selling, general, and administrative expenses	1,594	1,543	1,396
Research, development, and engineering expenses	680	611	603
Acquisition and integration costs	14	6	22
Restructuring and other charges (credits), net	126	147	(2)

Operating income	2,331	1,876	1,808
Interest income	15	16	17
Interest expense	(107)	(130)	(127)
Other income (expense), net	1	(42)	(677)

Income from continuing operations before income taxes	2,240	1,720	1,021
Income tax (expense) benefit	344	(180)	826

Income from continuing operations	2,584	1,540	1,847
Income (loss) from discontinued operations, net of income taxes	(19)	143	162

Net income	$2,565	$1,683	$2,009

Basic earnings per share:
Income from continuing operations	$7.38	$4.34	$5.05
Income (loss) from discontinued operations	(0.05)	0.40	0.44
Net income	7.33	4.74	5.49
Diluted earnings per share:
Income from continuing operations	$7.32	$4.30	$5.01
Income (loss) from discontinued operations	(0.05)	0.40	0.44
Net income	7.27	4.70	5.44
Weighted-average number of shares outstanding:
Basic	350	355	366
Diluted	353	358	369

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

	Fiscal
	2018	2017	2016
	(in millions)
Net income	$2,565	$1,683	$2,009
Other comprehensive income (loss):
Currency translation	(117)	37	(92)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	83	330	(88)
Gains (losses) on cash flow hedges, net of income taxes	(74)	15	11

Other comprehensive income (loss)	(108)	382	(169)

Comprehensive income.	$2,457	$2,065	$1,840

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 28, 2018 and September 29, 2017

	Fiscal Year End
	2018	2017
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$848	$1,218
Accounts receivable, net of allowance for doubtful accounts of $22 and $18, respectively	2,361	2,138
Inventories	1,857	1,647
Prepaid expenses and other current assets	661	578
Current assets held for sale	472	345

Total current assets	6,199	5,926
Property, plant, and equipment, net	3,497	3,159
Goodwill	5,684	5,651
Intangible assets, net	1,704	1,841
Deferred income taxes	2,144	2,141
Noncurrent assets held for sale	—	257
Other assets	1,158	428

Total Assets	$20,386	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$963	$710
Accounts payable	1,548	1,387
Accrued and other current liabilities	1,711	1,613
Current liabilities held for sale	188	137

Total current liabilities	4,410	3,847
Long-term debt	3,037	3,634
Long-term pension and postretirement liabilities	1,102	1,158
Deferred income taxes	207	236
Income taxes	312	293
Noncurrent liabilities held for sale	—	43
Other liabilities	487	441

Total Liabilities	9,555	9,652

Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	12,114	10,175
Treasury shares, at cost, 12,279,603 and 5,356,369 shares, respectively	(1,134)	(421)
Accumulated other comprehensive loss	(306)	(160)

Total Shareholders' Equity	10,831	9,751

Total Liabilities and Shareholders' Equity	$20,386	$19,403

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

	Common Shares		Treasury Shares
							Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 25, 2015	414	$182	(20)	$(1,256)	$4,359	$6,673	$(373)	$9,585
Net income	—	—	—	—	—	2,009	—	2,009
Other comprehensive loss	—	—	—	—	—	—	(169)	(169)
Share-based compensation expense	—	—	—	—	91	—	—	91
Dividends approved	—	—	—	—	(512)	—	—	(512)
Exercise of share options	—	—	2	90	—	—	—	90
Restricted share award vestings and other activity	—	—	2	146	(145)	—	—	1
Repurchase of common shares	—	—	(43)	(2,610)	—	—	—	(2,610)
Cancellation of treasury shares	(31)	(14)	31	2,006	(1,992)	—	—	—

Balance at September 30, 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485

Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	1,683	—	1,683
Other comprehensive income	—	—	—	—	—	—	382	382
Share-based compensation expense	—	—	—	—	99	—	—	99
Dividends approved	—	—	—	—	(564)	—	—	(564)
Exercise of share options	—	—	3	117	—	—	—	117
Restricted share award vestings and other activity	—	—	2	195	(184)	(6)	—	5
Repurchase of common shares	—	—	(8)	(621)	—	—	—	(621)
Cancellation of treasury shares	(26)	(11)	26	1,512	(1,152)	(349)	—	—

Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751

Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	2,565	—	2,565
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
Share-based compensation expense	—	—	—	—	98	—	—	98
Dividends approved	—	—	—	—	—	(610)	—	(610)
Exercise of share options	—	—	1	100	—	—	—	100
Restricted share award vestings and other activity	—	—	2	153	(98)	(54)	—	1
Repurchase of common shares	—	—	(10)	(966)	—	—	—	(966)

Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

	Fiscal
	2018	2017	2016
	(in millions)
Cash Flows From Operating Activities:
Net income	$2,565	$1,683	$2,009
(Income) loss from discontinued operations, net of income taxes	19	(143)	(162)

Income from continuing operations	2,584	1,540	1,847
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	667	611	560
Deferred income taxes	(791)	(142)	136
Provision for losses on accounts receivable and inventories	30	20	13
Tax sharing expense	—	8	632
Share-based compensation expense	95	95	87
Gain on divestiture	(2)	—	(144)
Other	7	17	99
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(269)	(204)	95
Inventories	(247)	(270)	154
Prepaid expenses and other current assets	(63)	(62)	281
Accounts payable	201	314	(87)
Accrued and other current liabilities	5	224	(4)
Income taxes	54	(1)	(1,769)
Other	30	123	33

Net cash provided by continuing operating activities	2,301	2,273	1,933
Net cash provided by discontinued operating activities	150	48	14

Net cash provided by operating activities	2,451	2,321	1,947

Cash Flows From Investing Activities:
Capital expenditures	(935)	(679)	(603)
Proceeds from sale of property, plant, and equipment	23	19	8
Acquisition of businesses, net of cash acquired	(153)	(250)	(1,336)
Proceeds from divestiture of business, net of cash retained by sold business	—	4	333
Other	(8)	(3)	42

Net cash used in continuing investing activities	(1,073)	(909)	(1,556)
Net cash used in discontinued investing activities	(21)	(23)	(25)

Net cash used in investing activities	(1,094)	(932)	(1,581)

Cash Flows From Financing Activities:
Net increase (decrease) in commercial paper	270	(330)	330
Proceeds from issuance of debt	119	589	352
Repayment of debt	(708)	—	(501)
Proceeds from exercise of share options	100	117	90
Repurchase of common shares	(879)	(614)	(2,787)
Payment of common share dividends to shareholders	(588)	(546)	(509)
Transfers (to) from discontinued operations	129	25	(11)
Other	(36)	(30)	(30)

Net cash used in continuing financing activities	(1,593)	(789)	(3,066)
Net cash provided by (used in) discontinued financing activities	(129)	(25)	11

Net cash used in financing activities	(1,722)	(814)	(3,055)

Effect of currency translation on cash	(5)	(4)	7
Net increase (decrease) in cash and cash equivalents	(370)	571	(2,682)
Cash and cash equivalents at beginning of fiscal year	1,218	647	3,329

Cash and cash equivalents at end of fiscal year	$848	$1,218	$647

Supplemental Cash Flow Information:
Interest paid	$127	$128	$117
Income taxes paid, net of refunds	393	323	806

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

  Fiscal Year

        We have a 52- or 53-week fiscal year that ends on the last Friday of September. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks. Fiscal 2018, 2017, and 2016 ended on September 28, 2018, September 29, 2017, and September 30, 2016, respectively. Fiscal 2018 and 2017 were 52 weeks in length. Fiscal 2016 was a 53-week year.

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

        See "Recently Issued Accounting Pronouncements" below for information regarding our adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, in fiscal 2019.

  Inventories

        Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out cost method.

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

        At fiscal year end 2018, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

        Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by guideline analyses (a market approach). These approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates, and market activity in

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

  Research and Development

        Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2018, 2017, and 2016 were $606 million, $548 million, and $525 million, respectively.

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

        Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor's, Moody's, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2018, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

        Gains and losses resulting from foreign currency transactions, which are included in earnings, were immaterial in fiscal 2018, 2017, and 2016.

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

  Recently Issued Accounting Pronouncements

        In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-16, an update to ASC 740, Income Taxes. This new guidance requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory in the period in which the transfer occurs. The update, which we will adopt on a modified

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

retrospective basis, is effective for us in the first quarter of fiscal 2019. Adoption is expected to result in a $443 million cumulative-effect adjustment to beginning accumulated earnings, which represents the net reversal of all balances associated with deferred tax impacts of intra-entity transfers of assets other than inventory. This will result in a decrease in other assets of $798 million, an increase in deferred tax assets of $418 million, and a decrease in prepaid expenses and other current assets of $63 million on the Consolidated Balance Sheet.

        In February 2016, the FASB issued ASU No. 2016-02 which codified ASC 842, Leases. This guidance, as subsequently amended, requires lessees to recognize a lease liability and a right-of-use asset for most leases and is effective for us in the first quarter of fiscal 2020. We are currently in the process of updating policies, internal controls, financial statement disclosures, and systems to incorporate the impact of the new standard in our financial reporting processes. We intend to adopt the standard using the modified retrospective approach in the period of adoption, as permitted by ASU No. 2018-11. We expect that adoption will likely have a material impact to our Consolidated Balance Sheet; however, we currently do not expect adoption to have a material impact to our results of operations or cash flows. We believe that we are following an appropriate timeline to adopt the new standard in the first quarter of fiscal 2020.

        In May 2014, the FASB issued ASU No. 2014-09 which codified ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. ASC 606, as amended, is effective for us beginning in fiscal 2019. Significantly all our revenues are generated from the sale of products. Our Subsea Communications ("SubCom") business, which is reported in discontinued operations, generates contract revenues for construction related projects which are recorded primarily using the percentage-of-completion method. Our review of existing contracts, which is complete, affirms that product revenue and contract revenue will continue to be recognized at a point in time and over-time, respectively, in a manner consistent with current practice. See Notes 4 and 23 for additional information regarding our SubCom business. In fiscal 2018, we completed the process of updating policies, internal controls, financial statement disclosures, and systems to incorporate the impact of the new standard in our financial reporting processes. We will adopt the new standard using the modified retrospective approach and have determined that transition impacts, which relate primarily to incentive compensation arrangements, are not material to our results of operations or financial position.

  Recently Adopted Accounting Pronouncements

        In February 2018, the FASB issued ASU No. 2018-02, an update to ASC 220, Income Statement—Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income (loss) for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act"). See Note 15 for additional information regarding the Act. We elected to early adopt this update in fiscal 2018 and reclassify the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate. This change in accounting principle resulted in a reclassification of $38 million, primarily associated with our pension plans, during the period of adoption. The reclassification increased both accumulated other comprehensive loss and accumulated earnings on the Consolidated Balance Sheet with no impact to total shareholders' equity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In March 2017, the FASB issued ASU No. 2017-07, an update to ASC 715, Compensation—Retirement Benefits, which changes the income statement presentation of net periodic pension and postretirement benefit costs. The ASU requires that service costs be presented with other employee compensation costs within operating income and that other cost components be presented outside of operating income. We elected to early adopt this update in fiscal 2018. The update was applied retrospectively and did not have a material impact on our Consolidated Statements of Operations.

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

3. Restructuring and Other Charges (Credits), Net

        Net restructuring and other charges (credits) consisted of the following:

	Fiscal
	2018	2017	2016
	(in millions)
Restructuring charges, net	$140	$146	$121
Gain on divestiture	(2)	—	(144)
Other charges (credits), net	(12)	1	21

	$126	$147	$(2)

Restructuring Charges, Net

        Net restructuring charges by segment were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Transportation Solutions	$42	$69	$39
Industrial Solutions	83	73	28
Communications Solutions	15	4	54

Restructuring charges, net	$140	$146	$121

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

        Activity in our restructuring reserves was as follows:

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at End of Fiscal Year
	(in millions)
Fiscal 2018 Activity:
Fiscal 2018 Actions:
Employee severance	$—	$130	$—	$(16)	$—	$—	$114
Facility and other exit costs	—	6	—	(2)	—	—	4
Property, plant, and equipment	—	6	—	—	(6)	—	—

Total	—	142	—	(18)	(6)	—	118

Fiscal 2017 Actions:
Employee severance	102	5	(10)	(60)	—	(1)	36
Facility and other exit costs	1	2	—	(3)	—	—	—
Property, plant, and equipment	—	1	(2)	2	(1)	—	—

Total	103	8	(12)	(61)	(1)	(1)	36

Fiscal 2016 Actions:
Employee severance	26	7	(7)	(14)	—	—	12
Facility and other exit costs	—	4	—	(4)	—	—	—
Property, plant, and equipment	—	1	(3)	3	(1)	—	—

Total	26	12	(10)	(15)	(1)	—	12

Pre-Fiscal 2016 Actions:
Employee severance	9	—	(2)	(5)	—	(1)	1
Facility and other exit costs	—	2	—	(1)	—	(1)	—

Total	9	2	(2)	(6)	—	(2)	1

Total fiscal 2018 activity	$138	$164	$(24)	$(100)	$(8)	$(3)	$167

Fiscal 2017 Activity:
Fiscal 2017 Actions:
Employee severance	$—	$141	$(5)	$(39)	$—	$5	$102
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	9	—	—	(9)	—	—

Total	—	152	(5)	(40)	(9)	5	103

Fiscal 2016 Actions:
Employee severance	53	8	(9)	(26)	—	—	26
Facility and other exit costs	—	3	—	(3)	—	—	—

Total	53	11	(9)	(29)	—	—	26

Pre-Fiscal 2016 Actions:
Employee severance	23	—	(4)	(7)	—	(3)	9
Facility and other exit costs	1	1	—	(2)	—	—	—

Total	24	1	(4)	(9)	—	(3)	9

Total fiscal 2017 activity	$77	$164	$(18)	$(78)	$(9)	$2	$138

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

	Balance at Beginning of Fiscal Year	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at End of Fiscal Year
	(in millions)
Fiscal 2016 Activity:
Fiscal 2016 Actions:
Employee severance	$—	$84	$—	$(32)	$—	$1	$53
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	41	—	—	(41)	—	—

Total	—	127	—	(34)	(41)	1	53

Pre-Fiscal 2016 Actions:
Employee severance	68	2	(10)	(39)	—	2	23
Facility and other exit costs	1	2	—	(2)	—	—	1

Total	69	4	(10)	(41)	—	2	24

Total fiscal 2016 activity	$69	$131	$(10)	$(75)	$(41)	$3	$77

  Fiscal 2018 Actions

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with this program, during fiscal 2018, we recorded restructuring charges of $142 million. We expect to complete all restructuring actions commenced during fiscal 2018 by the end of fiscal 2020 and to incur additional charges of approximately $15 million primarily in the Industrial Solutions segment.

  Fiscal 2017 Actions

        During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during fiscal 2018 and 2017, we recorded net restructuring credits of $4 million and charges of $147 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2017 by the end of fiscal 2019 and anticipate that any additional charges will be insignificant.

  Fiscal 2016 Actions

        During fiscal 2016, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. In connection with this program, during fiscal 2018, 2017, and 2016, we recorded net restructuring charges of $2 million, $2 million, and $127 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2016 by the end of fiscal 2019 and to incur additional employee severance charges of approximately $10 million primarily in the Communications Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Charges (Credits), Net (Continued)

  Pre-Fiscal 2016 Actions

        During fiscal 2017 and 2016, we recorded net restructuring credits of $3 million and $6 million, respectively, related to pre-fiscal 2016 actions. We do not expect to incur any additional charges related to pre-fiscal 2016 actions.

  Total Restructuring Reserves

        Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2018	2017
	(in millions)
Accrued and other current liabilities	$141	$127
Other liabilities	26	11

Restructuring reserves	$167	$138

Gain on Divestiture

        During fiscal 2016, we sold our Circuit Protection Devices ("CPD") business for net cash proceeds of $333 million. We recognized a pre-tax gain of $144 million on the transaction. The CPD business was reported in our Communications Solutions segment.

4. Discontinued Operations

        On September 16, 2018, we entered into a definitive agreement to sell our Subsea Communications ("SubCom") business for $325 million, subject to a final working capital adjustment. The agreement provides that, if the purchaser sells the business within two years of the closing date, we will be entitled to 20% of the net proceeds of that future sale, as defined in the agreement, in excess of $325 million. The sale of the SubCom business, which was previously included in our Communications Solutions segment, represents our exit from the telecommunications market and is significant to our sales and profitability, both to the Communications Solutions segment and to the consolidated company. We have concluded that the divestiture is a strategic shift that will have a major effect on our operations and financial results. As a result, the SubCom business met the held for sale and discontinued operations criteria and was reported as a discontinued operation on our Consolidated Financial Statements for all periods presented.

        Upon entering into the definitive agreement, which we consider a level 2 observable input in the fair value hierarchy, we assessed the carrying value of the SubCom business and determined that it was in excess of its fair value. In fiscal 2018, we recorded a pre-tax impairment charge of $19 million, which is included in income (loss) from discontinued operations on the Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell. We expect to incur a pre-tax loss on sale of approximately $90 million, related primarily to the recognition of cumulative translation adjustment losses and the guarantee liabilities discussed below, which will be presented in income (loss) from discontinued operations on the Consolidated Statement of Operations. See Note 23 for additional information regarding the divestiture.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

        Following the divestiture, we will continue to honor performance guarantees and letters of credit related to the SubCom business' existing projects. These existing guarantees have a combined value of approximately $1.7 billion and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. We have contractual recourse against the SubCom business if we are required to perform on these guarantees; however, based on historical experience, we do not anticipate having to perform.

        The SubCom business generates contract revenues for construction related projects which are recorded primarily using the percentage-of-completion method. Profits recognized on contracts in process are based upon estimated contract revenue and related cost to complete. Percentage-of-completion is measured based on the ratio of actual costs incurred to total estimated costs. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. In addition, provisions for credit losses related to unbilled receivables on construction related projects are recorded as reductions of revenue in the period in which they first become determinable.

        The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	Fiscal
	2018	2017	2016
	(in millions)
Net sales	$702	$928	$886
Cost of sales	602	653	666

Gross margin	100	275	220
Selling, general, and administrative expenses(1)	48	50	13
Research, development, and engineering expenses	39	40	34
Restructuring and other charges (credits), net(2)	30	(3)	3

Operating income (loss)	(17)	188	170
Non-operating income, net(3)	—	22	—

Pre-tax income (loss) from discontinued operations	(17)	210	170
Pre-tax gain (loss) on sale of discontinued operations(4)	(2)	3	29
Income tax (expense) benefit	—	(70)	(37)

Income (loss) from discontinued operations, net of income taxes	$(19)	$143	$162

(1)
Fiscal 2016 included $30 million of credits related to the settlement of the Com-Net case as discussed below.

(2)
Fiscal 2018 included a $19 million impairment charge recorded in connection with the sale of our SubCom business.

(3)
Fiscal 2017 included a $19 million credit related to the SubCom business' curtailment of a postretirement benefit plan.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

(4)
Fiscal 2016 included a gain of $29 million on the fiscal 2015 divestiture of our Broadband Network Solutions ("BNS") business as discussed below.

        The following table presents balance sheet information for assets and liabilities held for sale:

	Fiscal Year End
	2018	2017
	(in millions)
Accounts receivable, net	$72	$152
Inventories	130	166
Other current assets	32	27
Property, plant, and equipment, net(1)	221	241
Other assets	17	16

Total assets held for sale(2)	$472	$602

Accounts payable	$63	$50
Accrued and other current liabilities	26	39
Deferred revenue	60	48
Other liabilities	39	43

Total liabilities held for sale(2)	$188	$180

(1)
Fiscal year end 2018 included a reduction of $19 million related to the impairment charge recorded in connection with the sale of our SubCom business.

(2)
Assets and liabilities held for sale at fiscal year end 2017 were classified as both current and noncurrent on the Consolidated Balance Sheet.

        During fiscal 2016, we settled a lawsuit with the former shareholders of Com-Net, which we acquired in fiscal 2001, and paid an aggregate amount of $96 million. In connection with the settlement, we recorded pre-tax credits of $30 million, representing a release of excess reserves, during fiscal 2016. This amount was reflected in income (loss) from discontinued operations on the Consolidated Statement of Operations as the Com-Net case was associated with our former Wireless Systems business which was sold in fiscal 2009. Also during fiscal 2016, we recognized an additional pre-tax gain of $29 million on the fiscal 2015 divestiture of our BNS business, related primarily to pension and net working capital adjustments.

        The Wireless Systems and BNS businesses met the held for sale and discontinued operations criteria and were reported as such in all periods presented on the Consolidated Financial Statements. Prior to reclassification to discontinued operations, the Wireless Systems and BNS businesses were included in the former Wireless Systems and Network Solutions segments, respectively.

5. Acquisitions

  Fiscal 2018 Acquisitions

        During fiscal 2018, we acquired two businesses for a combined cash purchase price of $153 million, net of cash acquired. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

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

        The following unaudited pro forma financial information reflects our consolidated results of operations had the fiscal 2016 acquisitions occurred at the beginning of fiscal 2015:

Fiscal
2016
(in millions, except per share data)
Net sales	$11,585
Net income	2,038
Diluted earnings per share	$5.52

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

6. Inventories

        Inventories consisted of the following:

	Fiscal Year End
	2018	2017
	(in millions)
Raw materials	$276	$271
Work in progress	656	570
Finished goods	925	806

Inventories	$1,857	$1,647

7. Property, Plant, and Equipment, Net

        Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2018	2017
	(in millions)
Land and improvements	$171	$174
Buildings and improvements	1,379	1,324
Machinery and equipment	7,124	6,757
Construction in process	724	683

Gross property, plant, and equipment	9,398	8,938
Accumulated depreciation	(5,901)	(5,779)

Property, plant, and equipment, net	$3,497	$3,159

        Depreciation expense was $487 million, $442 million, and $411 million in fiscal 2018, 2017, and 2016, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
Fiscal year end 2016(1)	$1,903	$3,005	$584	$5,492
Acquisitions	82	14	—	96
Currency translation	26	28	9	63

Fiscal year end 2017(1)	2,011	3,047	593	5,651
Acquisitions	—	78	—	78
Currency translation	(18)	(21)	(6)	(45)

Fiscal year end 2018(1)	$1,993	$3,104	$587	$5,684

(1)
At fiscal year end 2018, 2017, and 2016, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

        During fiscal 2018, we recognized goodwill of $78 million in the Industrial Solutions segment due primarily to recent acquisitions. During fiscal 2017, we acquired two businesses and recognized goodwill of $130 million, which benefitted the Transportation Solutions and Industrial Solutions segments. Also in fiscal 2017, we finalized the purchase price allocation of our fiscal 2016 acquisitions, and the associated goodwill was reduced by $34 million. This reduction, which was primarily within the Industrial Solutions segment, is reflected in fiscal 2017 acquisitions in the above table. See Note 5 for additional information regarding acquisitions.

        We completed our annual goodwill impairment test in the fourth quarter of fiscal 2018 and determined that no impairment existed.

9. Intangible Assets, Net

        Intangible assets consisted of the following:

	Fiscal Year End
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,468	$(389)	$1,079	$1,433	$(300)	$1,133
Intellectual property	1,261	(653)	608	1,262	(574)	688
Other	33	(16)	17	36	(16)	20

Total	$2,762	$(1,058)	$1,704	$2,731	$(890)	$1,841

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets, Net (Continued)

        Intangible asset amortization expense was $180 million, $169 million, and $149 million for fiscal 2018, 2017, and 2016, respectively. At fiscal year end 2018, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2019	$184
Fiscal 2020	176
Fiscal 2021	173
Fiscal 2022	173
Fiscal 2023	172
Thereafter	826

Total	$1,704

10. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2018	2017
	(in millions)
Accrued payroll and employee benefits	$565	$577
Dividends payable to shareholders	303	281
Income taxes payable	109	121
Restructuring reserves	141	127
Share repurchase program payable	94	7
Interest payable	34	58
Deferred revenue	27	27
Other	438	415

Accrued and other current liabilities	$1,711	$1,613

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Debt was as follows:

	Fiscal Year End
	2018	2017
	(in millions)
Commercial paper, at a weighted-average interest rate of 2.35% at fiscal year end 2018	$270	$—
6.55% senior notes due 2017	—	708
2.375% senior notes due 2018	325	325
2.35% senior notes due 2019	250	250
4.875% senior notes due 2021	250	250
3.50% senior notes due 2022	500	500
1.10% euro-denominated senior notes due 2023	639	650
3.45% senior notes due 2024	350	350
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
7.125% senior notes due 2037	477	477
Other	210	96

Total principal debt	4,021	4,356
Unamortized discounts and debt issuance costs	(21)	(26)
Effects of fair value hedge-designated interest rate swap contracts	—	14

Total debt	$4,000	$4,344

        Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, has a five-year unsecured senior revolving credit facility ("Credit Facility") with a maturity date of December 2020 and total commitments of $1,500 million. TEGSA had no borrowings under the Credit Facility at fiscal year end 2018 or 2017.

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

        At fiscal year end 2018, principal payments required for debt are as follows:

(in millions)
Fiscal 2019	$963
Fiscal 2020	—
Fiscal 2021	252
Fiscal 2022	501
Fiscal 2023	639
Thereafter	1,666

Total	$4,021

        The fair value of our debt, based on indicative valuations, was approximately $4,149 million and $4,622 million at fiscal year end 2018 and 2017, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2018, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $42 million, and we accrued $17 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

  Leases

        We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these operating leases was $141 million, $147 million, and $137 million for fiscal 2018, 2017, and

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

2016, respectively. At fiscal year end 2018, future minimum lease payments under non-cancelable operating lease obligations were as follows:

(in millions)
Fiscal 2019	$97
Fiscal 2020	76
Fiscal 2021	62
Fiscal 2022	48
Fiscal 2023	38
Thereafter	82

Total	$403

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

        At fiscal year end 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $275 million.

13. Financial Instruments and Fair Value Measurements

        We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

        The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2018, 2017, and 2016.

  Foreign Exchange Risks and Hedges of Net Investment

        As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the cash flow hedge-designated instruments addressing foreign exchange risks will be reclassified into the Consolidated Statement of Operations within the next twelve months.

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make quarterly interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon maturity of these contracts in fiscal 2022,

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments and Fair Value Measurements (Continued)

we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, we are required to post cash collateral with our counterparties.

        At fiscal year end 2018 and 2017, our cross-currency swap contracts were in liability positions of $100 million and $96 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. At fiscal year end 2018 and 2017, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. The impacts of our cross-currency swap contracts were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Losses recorded in other comprehensive income (loss)	$(25)	$(20)	$(26)
Gains (losses) excluded from the hedging relationship(1)	21	(58)	(7)

(1)
Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

        We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $4,064 million and $3,110 million at fiscal year end 2018 and 2017, respectively. The impacts of our hedging program were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Foreign currency exchange gains (losses)(1)	$36	$(74)	$(45)

(1)
Foreign currency exchange gains and losses are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.

  Interest Rate and Investment Risk Management

        We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed-rate debt into variable-rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed-rate debt. We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments and Fair Value Measurements (Continued)

        At fiscal year end 2018 and 2017, our commodity hedges had notional values of $401 million and $314 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

  Fair Value Measurements

        Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at fiscal year end 2018 and 2017.

14. Retirement Plans

  Defined Benefit Pension Plans

        We have a number of contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

        The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2018	2017	2016	2018	2017	2016
	($ in millions)
Service cost	$46	$50	$48	$14	$12	$9
Interest cost	42	35	52	43	43	50
Expected return on plan assets	(69)	(68)	(68)	(59)	(53)	(59)
Amortization of net actuarial loss	24	41	36	22	40	40
Other	(6)	(4)	(6)	—	—	—

Net periodic pension benefit cost	$37	$54	$62	$20	$42	$40

Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	1.87%	1.44%	2.50%	3.77%	3.58%	4.38%
Expected return on plan assets	4.92%	5.21%	5.98%	6.45%	5.93%	6.97%
Rate of compensation increase	2.53%	2.52%	2.81%	—%	—%	—%

        The components of net periodic pension benefit cost other than service cost are included in net other income (expense) on the Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2018	2017	2018	2017
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,292	$2,535	$1,191	$1,250
Service cost	46	50	14	12
Interest cost	42	35	43	43
Actuarial gain	(22)	(301)	(69)	(34)
Benefits and administrative expenses paid	(77)	(69)	(86)	(82)
Currency translation	(43)	29	—	—
Other	(18)	13	—	2

Benefit obligation at end of fiscal year	2,220	2,292	1,093	1,191

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,402	1,371	963	929
Actual return on plan assets	51	49	37	115
Employer contributions	51	47	3	1
Benefits and administrative expenses paid	(77)	(69)	(86)	(82)
Currency translation	(30)	(2)	—	—
Other	(7)	6	—	—

Fair value of plan assets at end of fiscal year	1,390	1,402	917	963

Funded status	$(830)	$(890)	$(176)	$(228)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$107	$50	$—	$—
Accrued and other current liabilities	(23)	(22)	(5)	(5)
Long-term pension and postretirement liabilities	(914)	(918)	(171)	(223)

Net amount recognized	$(830)	$(890)	$(176)	$(228)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	1.94%	1.87%	4.35%	3.77%
Rate of compensation increase	2.57%	2.53%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2018	2017	2018	2017
	(in millions)
Change in net loss:
Unrecognized net loss at beginning of fiscal year	$513	$839	$292	$428
Current year change recorded in accumulated other comprehensive income (loss)	(13)	(285)	(46)	(96)
Amortization reclassified to earnings	(24)	(41)	(22)	(40)

Unrecognized net loss at end of fiscal year	$476	$513	$224	$292

Change in prior service credit:
Unrecognized prior service credit at beginning of fiscal year	$(59)	$(70)	$2	$—
Current year change recorded in accumulated other comprehensive income (loss)	(5)	5	—	2
Amortization reclassified to earnings(1)	6	6	—	—

Unrecognized prior service credit at end of fiscal year	$(58)	$(59)	$2	$2

(1)
Amortization of prior service credit is included in other in the above table summarizing the components of net periodic pension benefit cost.

        In fiscal 2018 and 2017, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates and favorable asset performance for both non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2017 and 2016, respectively.

        The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. and U.S. defined benefit pension plans in fiscal 2019 is expected to be $24 million and $17 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2019 is expected to be $7 million.

        In determining the expected return on plan assets, we consider the relative weighting of plan assets by class and individual asset class performance expectations.

        The investment strategies for non-U.S. and U.S. pension plans are governed locally. Our investment strategy for our pension plans is to manage the plans on a going concern basis. Current investment policy is to achieve a reasonable return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. Projected returns are based primarily on pro forma asset allocation, expected long-term returns, and forward-looking estimates of active portfolio and investment management.

        At fiscal year end 2018, the long-term target asset allocation in our U.S. plans' master trust is 10% return-seeking assets and 90% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 105%. Based on the funded status of the plans as of fiscal year end 2018, our target asset allocation is 45% return-seeking and 55% liability-hedging.

        Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
	Target	Fiscal Year End 2018	Fiscal Year End 2017	Target	Fiscal Year End 2018	Fiscal Year End 2017
Asset category:
Equity securities	27%	29%	30%	45%	53%	50%
Fixed income	51	49	49	55	47	50
Insurance contracts and other investments	20	20	19	—	—	—
Real estate investments	2	2	2	—	—	—

Total	100%	100%	100%	100%	100%	100%

        Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

        Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $42 million and $5 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2019. We may also make voluntary contributions at our discretion.

        At fiscal year end 2018, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans
	(in millions)
Fiscal 2019	$74	$76
Fiscal 2020	78	73
Fiscal 2021	82	73
Fiscal 2022	83	74
Fiscal 2023	88	74
Fiscal 2024–2028	487	368

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2018	2017	2018	2017
	(in millions)
Accumulated benefit obligation	$2,099	$2,167	$1,093	$1,191
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,400	1,402	1,093	1,191
Fair value of plan assets	580	581	917	963
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,560	1,524	1,093	1,191
Fair value of plan assets	623	583	917	963

        We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans' asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2018
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Non-U.S. equity securities(1)	$—	$—	$—	$—	$220	$—	$—	$220
U.S. equity securities(1)	—	—	—	—	265	—	—	265
Commingled equity funds(2)	—	397	—	397	—	—	—	—
Fixed income:
Government bonds(3)	—	213	—	213	—	45	—	45
Corporate bonds(4)	—	6	—	6	—	283	—	283
Commingled bond funds(5)	—	464	—	464	—	87	—	87
Other(6)	—	184	120	304	—	11	—	11

Subtotal	$—	$1,264	$120	1,384	$485	$426	$—	911

Items to reconcile to fair value of plan assets(7)				6				6

Fair value of plan assets				$1,390				$917

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

	Fiscal Year End 2017
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Non-U.S. equity securities(1)	$—	$—	$—	$—	$227	$—	$—	$227
U.S. equity securities(1)	—	—	—	—	250	—	—	250
Commingled equity funds(2)	—	418	—	418	—	—	—	—
Fixed income:
Government bonds(3)	—	219	—	219	—	59	—	59
Corporate bonds(4)	—	8	—	8	—	351	—	351
Commingled bond funds(5)	—	455	—	455	—	48	—	48
Other(6)	—	180	117	297	—	16	—	16

Subtotal	$—	$1,280	$117	1,397	$477	$474	$—	951

Items to reconcile to fair value of plan assets(7)				5				12

Fair value of plan assets				$1,402				$963

(1)
Non-U.S. and U.S. equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Plans (Continued)

        Changes in Level 3 assets in non-U.S. plans were primarily the result of purchases in fiscal 2018 and 2017.

  Defined Contribution Retirement Plans

        We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $62 million, $60 million, and $52 million for fiscal 2018, 2017, and 2016, respectively.

  Deferred Compensation Plans

        We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2018 and 2017, total deferred compensation liabilities were $189 million and $157 million, respectively, and were recorded primarily in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

  Postretirement Benefit Plans

        In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65. The accumulated postretirement benefit obligation was $18 million and $19 million at fiscal year end 2018 and 2017, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2018, 2017, and 2016 was not significant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

Income Tax Expense (Benefit)

        Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Current income tax expense (benefit):
U.S.:
Federal	$20	$(9)	$(1,120)
State	21	9	(163)
Non-U.S.	406	322	321

	447	322	(962)

Deferred income tax expense (benefit):
U.S.:
Federal	499	(119)	133
State	(30)	(15)	18
Non-U.S.	(1,260)	(8)	(15)

	(791)	(142)	136

Income tax expense (benefit)	$(344)	$180	$(826)

        The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
U.S.	$(245)	$(273)	$(244)
Non-U.S.	2,485	1,993	1,265

Income from continuing operations before income taxes	$2,240	$1,720	$1,021

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$551	$602	$357
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax benefit, net	(7)	(4)	(94)
Other expense—Tax Sharing Agreement(2)	—	3	221
Tax law changes	638	7	(3)
Tax credits	(8)	(8)	(10)
Non-U.S. net earnings(3)	(213)	(355)	(341)
Change in accrued income tax liabilities	13	24	(1,056)
Valuation allowance	33	(1)	97
Legal entity restructuring and intercompany transactions	(1,329)	(40)	39
Divestitures	(1)	—	(31)
Excess tax benefits from share-based payments	(24)	(40)	—
Other	3	(8)	(5)

Income tax expense (benefit)	$(344)	$180	$(826)

(1)
The U.S. federal statutory rate was 24.58% for fiscal 2018 and 35% for both fiscal 2017 and 2016.

(2)
Net other expense pursuant to the Tax Sharing Agreement with Tyco International plc and Covidien plc is not taxable or deductible.

(3)
Excludes items which are separately presented.

        The income tax benefit for fiscal 2018 included a $1,222 million net income tax benefit associated with the tax impacts of certain legal entity restructurings and intercompany transactions that occurred in the quarter ended September 28, 2018. The net income tax benefit of $1,222 million related primarily to the recognition of certain non-U.S. loss carryforwards and basis differences in subsidiaries expected to be utilized against future taxable income, partially offset by a $46 million increase in the valuation allowance for certain U.S. federal tax credit carryforwards. The income tax benefit for fiscal 2018 also included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the "Act") and a $61 million net income tax benefit related to the tax impacts of certain legal entity restructurings that occurred in the quarter ended December 29, 2017. See "Tax Cuts and Jobs Act" below for additional information regarding the Act.

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

        The income tax benefit for fiscal 2016 included a $1,135 million income tax benefit related to the effective settlement of tax matters for the years 1997 through 2000, partially offset by a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets. Additionally, the tax benefit for fiscal 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings. See "Internal Revenue Service Audits" below for additional information regarding settlements with the Internal Revenue Service ("IRS").

        In fiscal 2016, the increase to the valuation allowance for deferred tax assets related primarily to certain U.S. federal and state tax loss and credit carryforwards. Based on our forecast of taxable income for certain U.S. tax reporting groups, U.S. tax loss and credit carryforwards finalized as a result of settlement of the disputed debt matter with the IRS, and certain tax planning actions and strategies, we believed it was more likely than not that a portion of our deferred tax assets would not be realized.

Deferred Tax Assets and Liabilities

        Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2018	2017
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$255	$357
Tax loss and credit carryforwards	3,237	5,264
Inventories	58	48
Pension and postretirement benefits	179	231
Deferred revenue	5	8
Interest	30	366
Unrecognized income tax benefits	8	10
Basis difference in subsidiaries	946	—
Other	13	22

	4,731	6,306

Deferred tax liabilities:
Intangible assets	(552)	(653)
Property, plant, and equipment	(13)	(22)
Other	(38)	(99)

	(603)	(774)

Net deferred tax asset before valuation allowance	4,128	5,532
Valuation allowance	(2,191)	(3,627)

Net deferred tax asset	$1,937	$1,905

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        Our tax loss and credit carryforwards (tax effected) at fiscal year end 2018 were as follows:

	Expiration Period
	Through Fiscal 2023	Fiscal 2024 Through Fiscal 2038	No Expiration	Total
	(in millions)
U.S. Federal:
Net operating loss carryforwards	$119	$385	$—	$504
Tax credit carryforwards	32	115	52	199
U.S. State:
Net operating loss carryforwards	45	52	—	97
Tax credit carryforwards	9	16	8	33
Non-U.S.:
Net operating loss carryforwards	12	863	1,496	2,371
Tax credit carryforwards	—	1	1	2
Capital loss carryforwards	—	3	28	31

Total tax loss and credit carryforwards	$217	$1,435	$1,585	$3,237

        The valuation allowance for deferred tax assets of $2,191 million and $3,627 million at fiscal year end 2018 and 2017, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. During fiscal 2018, tax loss and credit carryforwards decreased primarily as a result of a $1,675 million (tax effected) recovery of prior years' net write-downs of investments in subsidiaries in certain jurisdictions, offset by a corresponding decrease to the valuation allowance. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

        We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries' earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2018, certain subsidiaries had approximately $23 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2018, we had approximately $11.6 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to $0.9 billion of tax expense would be recognized on the Consolidated Financial

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

        As of fiscal year end 2018, we had total unrecognized income tax benefits of $566 million. If recognized in future years, $467 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. As of fiscal year end 2017, we had total unrecognized income tax benefits of $501 million. If recognized in future years, $431 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2018	2017	2016
	(in millions)
Balance at beginning of fiscal year	$501	$490	$1,368
Additions related to prior years tax positions	14	40	75
Reductions related to prior years tax positions	(11)	(9)	(817)
Additions related to current year tax positions	105	70	124
Acquisitions	—	—	4
Settlements	(7)	(4)	(205)
Reductions due to lapse of applicable statute of limitations	(36)	(86)	(59)

Balance at end of fiscal year	$566	$501	$490

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2018 and 2017, we had $60 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2018, 2017, and 2016, we recognized income tax expense of $5 million, benefits of $5 million, and benefits of $765 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        As of fiscal year end 2018, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
China	2008 through 2018
Czech Republic	2015 through 2018
Germany	2013 through 2018
Hong Kong	2012 through 2018
Ireland	2013 through 2018
Italy	2013 through 2018
Japan	2012 through 2018
Korea	2012 through 2018
Luxembourg	2013 through 2018
Netherlands	2012 through 2018
Singapore	2013 through 2018
Spain	2014 through 2018
Switzerland	2013 through 2018
United Kingdom	2016 through 2018
U.S.—federal	2015 through 2018

        In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $130 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2018.

Other Income Tax Matters

  Tax Cuts and Jobs Act

        On December 22, 2017, the President of the U.S. signed the Tax Cuts and Jobs Act (the "Act") into law. The Act includes numerous significant changes to existing tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax, and imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. While some of the new provisions of the Act will impact us in fiscal 2019 and beyond, the change in the tax rate was effective January 1, 2018. In the period of enactment, we were required to revalue our U.S. federal deferred tax assets and liabilities at the new tax rate. Accordingly, during fiscal 2018, we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards to the lower tax rate. Included in the expense of $567 million was an income

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards. The limitations on interest expense deductions contained in the Act are expected to increase prospective taxable income and thereby allow the utilization of more tax credits in future years. As a Swiss corporation, the one-time repatriation tax imposed by the Act will not be significant to us.

        The Act makes broad and complex changes to the U.S. Internal Revenue Code, and in certain instances, lacks clarity and is subject to interpretation until additional IRS guidance is issued. The ultimate impact of the Act may differ from our estimates due to changes in the interpretations and assumptions we made as well as any forthcoming regulatory guidance.

  Intra-Entity Transfers of Assets

        In fiscal 2018, there were certain sales of assets other than inventory between affiliated companies that are consolidated for financial statement purposes but file separate tax returns. In accordance with U.S. GAAP, the tax impact of these intra-entity transfers of assets was deferred and not recognized. Such transactions resulted in a $674 million increase to other assets and a $48 million increase to prepaid expenses and other current assets on the Consolidated Balance Sheet during fiscal 2018. See Note 2 for information regarding our adoption of ASU No. 2016-16 in fiscal 2019 and the net reversal of all balances associated with deferred tax impacts of intra-entity transfers of assets other than inventory.

  Tax Sharing Agreement

        Under a Tax Sharing Agreement entered into upon our separation from Tyco International plc ("Tyco International") in fiscal 2007, we, Tyco International, and Covidien plc ("Covidien") share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to the collective income tax returns for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all U.S. federal income tax matters with the IRS for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows. As a result of subsequent transactions, Tyco International plc ("Tyco International") and Covidien plc ("Covidien") now operate as part of Johnson Controls International plc and Medtronic plc, respectively.

  Internal Revenue Service Audits

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

16. Other Income (Expense), Net

        In fiscal 2018, 2017, and 2016, we recorded net other income of $1 million, net other expense of $42 million, and net other expense of $677 million, respectively. In fiscal 2016, net other expense was primarily pursuant to the Tax Sharing Agreement with Tyco International and Covidien and included $604 million related to the effective settlement of tax matters for the years 1997 through 2000 and $46 million related to a tax settlement in another tax jurisdiction. See Note 15 for further information regarding the Tax Sharing Agreement and settlements.

17. Earnings Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Basic	350	355	366
Dilutive impact of share-based compensation arrangements	3	3	3

Diluted	353	358	369

        There were one million, one million, and three million share options that were not included in the computation of diluted earnings per share for fiscal 2018, 2017, and 2016, respectively, because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Shareholders' Equity (Continued)

  Common Shares Held in Treasury

        At fiscal year end 2018, approximately 12 million common shares were held in treasury, of which 6 million were owned by one of our subsidiaries. At fiscal year end 2017, approximately 5 million common shares were held in treasury and owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

        In fiscal 2017 and 2016, our shareholders approved the cancellation of 26 million and 31 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

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

        Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2018 and 2017, Swiss Contributed Surplus was CHF 6,724 million and CHF 7,300 million, respectively (equivalent to $5,809 million and $6,420 million, respectively).

  Dividends

        We paid cash dividends to shareholders of $1.68, $1.54, and $1.40 per share in fiscal 2018, 2017, and 2016, respectively.

        Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Shareholders' Equity (Continued)

        Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Dates
March 2015	$1.32, payable in four quarterly installments of $0.33	Third quarter of fiscal 2015 Fourth quarter of fiscal 2015 First quarter of fiscal 2016 Second quarter of fiscal 2016
March 2016	$1.48, payable in four quarterly installments of $0.37	Third quarter of fiscal 2016 Fourth quarter of fiscal 2016 First quarter of fiscal 2017 Second quarter of fiscal 2017
March 2017	$1.60, payable in four quarterly installments of $0.40	Third quarter of fiscal 2017 Fourth quarter of fiscal 2017 First quarter of fiscal 2018 Second quarter of fiscal 2018
March 2018	$1.76, payable in four quarterly installments of $0.44	Third quarter of fiscal 2018 Fourth quarter of fiscal 2018 First quarter of fiscal 2019 Second quarter of fiscal 2019

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At fiscal year end 2018 and 2017, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $303 million and $281 million, respectively.

  Share Repurchase Program

        During fiscal 2018 and 2016, our board of directors authorized increases of $1.5 billion and $1.0 billion, respectively, in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Number of common shares repurchased	10	8	43
Repurchase value	$966	$621	$2,610

        At fiscal year end 2018, we had $1.0 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Accumulated Other Comprehensive Income (Loss)

        The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Currency Translation(1)	Unrecognized Pension and Postretirement Benefit Costs	Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at fiscal year end 2015	$408	$(738)	$(43)	$(373)

Other comprehensive income (loss), net of tax:
Other comprehensive loss before reclassifications	(69)	(190)	(14)	(273)
Amounts reclassified from accumulated other comprehensive income (loss)	(23)	70	32	79
Income tax (expense) benefit	—	32	(7)	25

Other comprehensive income (loss), net of tax	(92)	(88)	11	(169)

Balance at fiscal year end 2016	316	(826)	(32)	(542)

Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	38	378	32	448
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	74	(14)	59
Income tax expense	—	(122)	(3)	(125)

Other comprehensive income, net of tax	37	330	15	382

Balance at fiscal year end 2017	353	(496)	(17)	(160)

Adoption of ASU No. 2018–02	—	(39)	1	(38)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(117)	64	(60)	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	(23)	17
Income tax (expense) benefit	—	(21)	9	(12)

Other comprehensive income (loss), net of tax	(117)	83	(74)	(108)

Balance at fiscal year end 2018	$236	$(452)	$(90)	$(306)

(1)
Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans

        Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the "2017 Plan"), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, "Awards") and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2018, our plans provided for a maximum of 77 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 20 million shares remained available for issuance under our plans as of fiscal year end 2018.

  Share-Based Compensation Expense

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2018	2017	2016
	(in millions)
Share-based compensation expense	$95	$95	$87

        We recognized a related tax benefit associated with our share-based compensation arrangements of $20 million, $31 million, and $28 million in fiscal 2018, 2017, and 2016, respectively.

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

        Restricted share award activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at fiscal year end 2017	1,990,784	$64.40
Granted	592,852	93.45
Vested	(799,724)	62.06
Forfeited	(152,442)	70.88

Nonvested at fiscal year end 2018	1,631,470	$75.39

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        The weighted-average grant-date fair value of restricted share awards granted during fiscal 2018, 2017, and 2016 was $93.45, $67.72, and $64.88, respectively.

        The total fair value of restricted share awards that vested during fiscal 2018, 2017, and 2016 was $50 million, $50 million, and $51 million, respectively.

        As of fiscal year end 2018, there was $66 million of unrecognized compensation cost related to nonvested restricted share awards. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

        Performance share award activity was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at fiscal year end 2017	703,407	$65.13
Granted	301,483	92.96
Vested	(300,174)	61.99
Forfeited	(15,813)	71.26

Outstanding at fiscal year end 2018	688,903	$73.38

        The weighted-average grant-date fair value of performance share awards granted during fiscal 2018, 2017, and 2016 was $92.96, $62.88, and $55.15, respectively.

        The total fair value of performance share awards that vested during fiscal 2018, 2017, and 2016 was $19 million, $15 million, and $15 million, respectively.

        As of fiscal year end 2018, there was $24 million of unrecognized compensation cost related to nonvested performance share awards. The cost is expected to be recognized over a weighted-average period of 1.0 years.

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

        Share option award activity was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at fiscal year end 2017	7,685,093	$55.70
Granted	1,386,850	93.44
Exercised	(2,103,141)	46.50
Expired	(8,565)	60.44
Forfeited	(201,160)	70.98

Outstanding at fiscal year end 2018	6,759,077	$65.85	7.0	$157

Vested and expected to vest at fiscal year end 2018	6,376,801	$65.27	7.0	$151
Exercisable at fiscal year end 2018	2,908,893	$53.08	5.5	$101

        The weighted-average exercise price of share option awards granted during fiscal 2018, 2017, and 2016 was $93.44, $66.76, and $65.70, respectively.

        The total intrinsic value of options exercised during fiscal 2018, 2017, and 2016 was $106 million, $130 million, and $67 million, respectively. We received cash related to the exercise of options of $100 million, $117 million, and $90 million in fiscal 2018, 2017, and 2016, respectively.

        As of fiscal year end 2018, there was $34 million of unrecognized compensation cost related to nonvested share options granted under our share option plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Share Plans (Continued)

        The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2018	2017	2016
Weighted-average grant-date fair value	$16.49	$12.80	$14.26
Assumptions:
Expected share price volatility	20%	24%	26%
Risk free interest rate	2.2%	1.9%	2.0%
Expected annual dividend per share	$1.60	$1.48	$1.32
Expected life of options (in years)	5.3	5.6	5.7

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

        Net sales and operating income by segment were as follows:

	Net Sales			Operating Income
	Fiscal			Fiscal
	2018	2017	2016	2018	2017	2016
	(in millions)
Transportation Solutions	$8,290	$7,039	$6,503	$1,578	$1,294	$1,209
Industrial Solutions	3,856	3,507	3,215	465	364	353
Communications Solutions	1,842	1,639	1,634	288	218	246	(1)

Total	$13,988	$12,185	$11,352	$2,331	$1,876	$1,808

(1)
Includes pre-tax gain of $144 million on the sale of our CPD business during fiscal 2016.

        No single customer accounted for a significant amount of our net sales in fiscal 2018, 2017, or 2016.

        As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Depreciation and amortization and capital expenditures were as follows:

	Depreciation and Amortization			Capital Expenditures
	Fiscal			Fiscal
	2018	2017	2016	2018	2017	2016
	(in millions)
Transportation Solutions	$416	$362	$341	$711	$473	$432
Industrial Solutions	178	165	134	145	123	108
Communications Solutions	73	84	85	79	83	63

Total	$667	$611	$560	$935	$679	$603

        Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2018	2017	2016
	(in millions)
Transportation Solutions	$4,707	$4,084	$3,510
Industrial Solutions	2,049	1,909	1,725
Communications Solutions	959	951	889

Total segment assets(1)	7,715	6,944	6,124
Other current assets	1,981	2,141	1,460
Other non-current assets	10,690	10,318	10,024

Total assets	$20,386	$19,403	$17,608

(1)
Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Segment and Geographic Data (Continued)

        Net sales and net property, plant, and equipment by geographic region were as follows:

	Net Sales(1)			Property, Plant, and Equipment, Net
	Fiscal			Fiscal Year End
	2018	2017	2016	2018	2017	2016
	(in millions)
Europe/Middle East/Africa:
Switzerland	$3,478	$3,016	$2,979	$94	$80	$62
Germany	443	235	127	448	413	334
Other Europe/Middle East/Africa	1,334	1,148	1,008	829	741	628

Total Europe/Middle East/Africa	5,255	4,399	4,114	1,371	1,234	1,024

Asia–Pacific:
China	2,739	2,414	2,165	627	555	491
Other Asia–Pacific	2,023	1,898	1,758	436	390	371

Total Asia–Pacific	4,762	4,312	3,923	1,063	945	862

Americas:
U.S.	3,583	3,136	3,018	964	880	830
Other Americas	388	338	297	99	100	93

Total Americas	3,971	3,474	3,315	1,063	980	923

Total	$13,988	$12,185	$11,352	$3,497	$3,159	$2,809

(1)
Net sales to external customers is attributed to individual countries based on the legal entity that records the sale.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data was as follows:

	Fiscal
	2018				2017
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
Net sales	$3,336	$3,562	$3,581	$3,509	$2,848	$3,007	$3,095	$3,235
Gross margin	1,164	1,212	1,187	1,182	1,015	1,041	1,060	1,067
Acquisition and integration costs	2	3	4	5	2	2	1	1
Restructuring and other charges, net	34	6	64	22	46	59	20	22
Income (loss) from continuing operations	(33)	490	453	1,674	387	374	390	389
Income (loss) from discontinued operations, net of income taxes	(7)	—	1	(13)	22	31	45	45
Net income (loss)	$(40)	$490	$454	$1,661	$409	$405	$435	$434
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$1.40	$1.30	$4.82	$1.09	$1.05	$1.10	$1.10
Net income (loss)	(0.11)	1.40	1.30	4.79	1.15	1.14	1.23	1.23
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$1.38	$1.29	$4.78	$1.08	$1.04	$1.09	$1.09
Net income (loss)	(0.11)	1.38	1.29	4.75	1.14	1.13	1.22	1.22

(1)
Results for the quarter ended December 29, 2017 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act. See Note 15 for additional information regarding income taxes.

(2)
Results for the quarter ended September 28, 2018 included a $1,222 million net income tax benefit associated with the tax impacts of certain legal entity restructurings and intercompany transactions. See Note 15 for additional information regarding income taxes.

23. Subsequent Event

        In November 2018, we completed the sale of the Subsea Communications business for $325 million. The proceeds received are subject to a final working capital adjustment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A.

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

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,988	$—	$13,988
Cost of sales	—	—	9,243	—	9,243

Gross margin	—	—	4,745	—	4,745
Selling, general, and administrative expenses, net	154	6	1,434	—	1,594
Research, development, and engineering expenses	—	—	680	—	680
Acquisition and integration costs	—	—	14	—	14
Restructuring and other charges, net	—	—	126	—	126

Operating income (loss)	(154)	(6)	2,491	—	2,331
Interest income	—	2	13	—	15
Interest expense	—	(105)	(2)	—	(107)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	2,808	2,841	—	(5,649)	—
Equity in net loss of subsidiaries of discontinued operations	(19)	(19)	—	38	—
Intercompany interest income (expense), net	(70)	76	(6)	—	—

Income from continuing operations before income taxes	2,565	2,789	2,497	(5,611)	2,240
Income tax benefit	—	—	344	—	344

Income from continuing operations	2,565	2,789	2,841	(5,611)	2,584
Loss from discontinued operations, net of income taxes	—	—	(19)	—	(19)

Net income	2,565	2,789	2,822	(5,611)	2,565
Other comprehensive loss	(108)	(108)	(82)	190	(108)

Comprehensive income	$2,457	$2,681	$2,740	$(5,421)	$2,457

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$12,185	$—	$12,185
Cost of sales	—	—	8,002	—	8,002

Gross margin	—	—	4,183	—	4,183
Selling, general, and administrative expenses, net(1)	184	1,911	(552)	—	1,543
Research, development, and engineering expenses	—	—	611	—	611
Acquisition and integration costs	—	—	6	—	6
Restructuring and other charges, net	—	—	147	—	147

Operating income (loss)	(184)	(1,911)	3,971	—	1,876
Interest income	—	—	16	—	16
Interest expense	—	(129)	(1)	—	(130)
Other expense, net	—	—	(42)	—	(42)
Equity in net income of subsidiaries	1,756	3,686	—	(5,442)	—
Equity in net income of subsidiaries of discontinued operations	143	156	—	(299)	—
Intercompany interest income (expense), net	(32)	110	(78)	—	—

Income from continuing operations before income taxes	1,683	1,912	3,866	(5,741)	1,720
Income tax expense	—	—	(180)	—	(180)

Income from continuing operations	1,683	1,912	3,686	(5,741)	1,540
Income (loss) from discontinued operations, net of income taxes(2)	—	(13)	156	—	143

Net income	1,683	1,899	3,842	(5,741)	1,683
Other comprehensive income	382	382	375	(757)	382

Comprehensive income	$2,065	$2,281	$4,217	$(6,498)	$2,065

(1)
TEGSA selling, general and administrative expenses include losses of $1,965 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

(2)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$11,352	$—	$11,352
Cost of sales	—	—	7,525	—	7,525

Gross margin	—	—	3,827	—	3,827
Selling, general, and administrative expenses, net(1)	168	95	1,133	—	1,396
Research, development, and engineering expenses	—	—	603	—	603
Acquisition and integration costs	—	—	22	—	22
Restructuring and other charges (credits), net	2	(1)	(3)	—	(2)

Operating income (loss)	(170)	(94)	2,072	—	1,808
Interest income	—	—	17	—	17
Interest expense	—	(126)	(1)	—	(127)
Other expense, net	—	—	(677)	—	(677)
Equity in net income of subsidiaries	2,045	2,167	—	(4,212)	—
Equity in net income of subsidiaries of discontinued operations	161	262	—	(423)	—
Intercompany interest income (expense), net	(28)	98	(70)	—	—

Income from continuing operations before income taxes	2,008	2,307	1,341	(4,635)	1,021
Income tax benefit	—	—	826	—	826

Income from continuing operations	2,008	2,307	2,167	(4,635)	1,847
Income (loss) from discontinued operations, net of income taxes(2)	1	(101)	262	—	162

Net income	2,009	2,206	2,429	(4,635)	2,009
Other comprehensive loss	(169)	(169)	(143)	312	(169)

Comprehensive income	$1,840	$2,037	$2,286	$(4,323)	$1,840

(1)
TEGSA selling, general, and administrative expenses include losses of $80 million related to intercompany transactions. These losses are offset by corresponding gains recorded by other subsidiaries.

(2)
Includes the internal allocation of gains and losses associated with the divestiture of our BNS business.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$848	$—	$848
Accounts receivable, net	—	—	2,361	—	2,361
Inventories	—	—	1,857	—	1,857
Intercompany receivables	37	2,391	48	(2,476)	—
Prepaid expenses and other current assets	5	112	544	—	661
Current assets held for sale	—	—	472	—	472

Total current assets	42	2,503	6,130	(2,476)	6,199
Property, plant, and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	5,684	—	5,684
Intangible assets, net	—	—	1,704	—	1,704
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	13,626	26,613	—	(40,239)	—
Intercompany loans receivable	2	6,535	17,887	(24,424)	—
Other assets	—	—	1,158	—	1,158

Total Assets	$13,670	$35,651	$38,204	$(67,139)	$20,386

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$961	$2	$—	$963
Accounts payable	2	—	1,546	—	1,548
Accrued and other current liabilities	400	36	1,275	—	1,711
Intercompany payables	2,437	—	39	(2,476)	—
Current liabilities held for sale	—	—	188	—	188

Total current liabilities	2,839	997	3,050	(2,476)	4,410
Long-term debt	—	3,033	4	—	3,037
Intercompany loans payable	—	17,888	6,536	(24,424)	—
Long-term pension and postretirement liabilities	—	—	1,102	—	1,102
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	312	—	312
Other liabilities	—	107	380	—	487

Total Liabilities	2,839	22,025	11,591	(26,900)	9,555

Total Shareholders' Equity	10,831	13,626	26,613	(40,239)	10,831

Total Liabilities and Shareholders' Equity	$13,670	$35,651	$38,204	$(67,139)	$20,386

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet
As of September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,218	$—	$1,218
Accounts receivable, net	—	—	2,138	—	2,138
Inventories	—	—	1,647	—	1,647
Intercompany receivables	49	1,914	60	(2,023)	—
Prepaid expenses and other current assets	4	96	478	—	578
Current assets held for sale	—	—	345	—	345

Total current assets	53	2,010	5,886	(2,023)	5,926
Property, plant, and equipment, net	—	—	3,159	—	3,159
Goodwill	—	—	5,651	—	5,651
Intangible assets, net	—	—	1,841	—	1,841
Deferred income taxes	—	—	2,141	—	2,141
Investment in subsidiaries	11,960	20,109	—	(32,069)	—
Intercompany loans receivable	—	4,027	9,700	(13,727)	—
Noncurrent assets held for sale	—	—	257	—	257
Other assets	—	6	422	—	428

Total Assets	$12,013	$26,152	$29,057	$(47,819)	$19,403

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$708	$2	$—	$710
Accounts payable	2	—	1,385	—	1,387
Accrued and other current liabilities	286	59	1,268	—	1,613
Intercompany payables	1,974	—	49	(2,023)	—
Current liabilities held for sale	—	—	137	—	137

Total current liabilities	2,262	767	2,841	(2,023)	3,847
Long-term debt	—	3,629	5	—	3,634
Intercompany loans payable	—	9,700	4,027	(13,727)	—
Long-term pension and postretirement liabilities	—	—	1,158	—	1,158
Deferred income taxes	—	—	236	—	236
Income taxes	—	—	293	—	293
Noncurrent liabilities held for sale	—	—	43	—	43
Other liabilities	—	96	345	—	441

Total Liabilities	2,262	14,192	8,948	(15,750)	9,652

Total Shareholders' Equity	9,751	11,960	20,109	(32,069)	9,751

Total Liabilities and Shareholders' Equity	$12,013	$26,152	$29,057	$(47,819)	$19,403

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by continuing operating activities(1)	$486	$343	$2,625	$(1,153)	$2,301
Net cash provided by discontinued operating activities	—	—	150	—	150

Net cash provided by operating activities	486	343	2,775	(1,153)	2,451

Cash Flows From Investing Activities:
Capital expenditures	—	—	(935)	—	(935)
Proceeds from sale of property, plant, and equipment	—	—	23	—	23
Acquisition of businesses, net of cash acquired	—	—	(153)	—	(153)
Intercompany distribution receipts(1)	—	794	—	(794)	—
Change in intercompany loans	—	62	—	(62)	—
Other	—	—	(8)	—	(8)

Net cash provided by (used in) continuing investing activities	—	856	(1,073)	(856)	(1,073)
Net cash used in discontinued investing activities	—	—	(21)	—	(21)

Net cash provided by (used in) investing activities	—	856	(1,094)	(856)	(1,094)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	112	(170)	58	—	—
Net increase in commercial paper	—	270	—	—	270
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	100	—	100
Repurchase of common shares	(478)	—	(401)	—	(879)
Payment of common share dividends to shareholders	(594)	—	6	—	(588)
Intercompany distributions(1)	—	(710)	(505)	1,215	—
Loan activity with parent	474	—	(1,268)	794	—
Transfers from discontinued operations	—	—	129	—	129
Other	—	—	(36)	—	(36)

Net cash used in continuing financing activities	(486)	(1,199)	(1,917)	2,009	(1,593)
Net cash used in discontinued financing activities	—	—	(129)	—	(129)

Net cash used in financing activities	(486)	(1,199)	(2,046)	2,009	(1,722)

Effect of currency translation on cash	—	—	(5)	—	(5)
Net decrease in cash and cash equivalents	—	—	(370)	—	(370)
Cash and cash equivalents at beginning of fiscal year	—	—	1,218	—	1,218

Cash and cash equivalents at end of fiscal year	$—	$—	$848	$—	$848

(1)
During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $505 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $710 million. Cash flows are presented based upon the nature of the distributions.

(2)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(180)	$102	$2,581	$(230)	$2,273
Net cash provided by discontinued operating activities	—	—	48	—	48

Net cash provided by (used in) operating activities	(180)	102	2,629	(230)	2,321

Cash Flows From Investing Activities:
Capital expenditures	—	—	(679)	—	(679)
Proceeds from sale of property, plant, and equipment	—	—	19	—	19
Acquisition of businesses, net of cash acquired	—	—	(250)	—	(250)
Proceeds from divestiture of business, net of cash retained by sold business	—	—	4	—	4
Intercompany distribution receipts(1)	—	516	—	(516)	—
Change in intercompany loans	—	(1,369)	—	1,369	—
Other	—	(12)	9	—	(3)

Net cash used in continuing investing activities	—	(865)	(897)	853	(909)
Net cash used in discontinued investing activities	—	—	(23)	—	(23)

Net cash used in investing activities	—	(865)	(920)	853	(932)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	97	559	(656)	—	—
Net decrease in commercial paper	—	(330)	—	—	(330)
Proceeds from issuance of debt	—	589	—	—	589
Proceeds from exercise of share options	—	—	117	—	117
Repurchase of common shares	—	—	(614)	—	(614)
Payment of common share dividends to shareholders	(550)	—	4	—	(546)
Intercompany distributions(1)	—	(50)	(696)	746	—
Loan activity with parent	633	—	736	(1,369)	—
Transfers from discontinued operations	—	—	25	—	25
Other	—	(5)	(25)	—	(30)

Net cash provided by (used in) continuing financing activities	180	763	(1,109)	(623)	(789)
Net cash used in discontinued financing activities	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities	180	763	(1,134)	(623)	(814)

Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	—	—	571	—	571
Cash and cash equivalents at beginning of fiscal year	—	—	647	—	647

Cash and cash equivalents at end of fiscal year	$—	$—	$1,218	$—	$1,218

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2016

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(37)	$211	$2,095	$(336)	$1,933
Net cash provided by discontinued operating activities	—	—	14	—	14

Net cash provided by (used in) operating activities	(37)	211	2,109	(336)	1,947

Cash Flows From Investing Activities:
Capital expenditures	—	—	(603)	—	(603)
Proceeds from sale of property, plant, and equipment	—	—	8	—	8
Acquisition of businesses, net of cash acquired	—	—	(1,336)	—	(1,336)
Proceeds from divestiture of business, net of cash retained by sold business	—	199	134	—	333
Intercompany distribution receipts(1)	1,082	1,729	—	(2,811)	—
Change in intercompany loans	—	(1,244)	—	1,244	—
Other(2)	—	(120)	162	—	42

Net cash provided by (used in) continuing investing activities	1,082	564	(1,635)	(1,567)	(1,556)
Net cash used in discontinued investing activities	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	1,082	564	(1,660)	(1,567)	(1,581)

Cash Flows From Financing Activities:
Changes in parent company equity(3)	410	300	(710)	—	—
Net increase in commercial paper	—	330	—	—	330
Proceeds from issuance of debt	—	349	3	—	352
Repayment of debt	—	(500)	(1)	—	(501)
Proceeds from exercise of share options	—	—	90	—	90
Repurchase of common shares	(2,780)	—	(7)	—	(2,787)
Payment of common share dividends to shareholders	(513)	—	4	—	(509)
Intercompany distributions(1)	—	(1,250)	(1,897)	3,147	—
Loan activity with parent	1,838	—	(594)	(1,244)	—
Transfers to discontinued operations	—	—	(11)	—	(11)
Other	—	(4)	(26)	—	(30)

Net cash used in continuing financing activities	(1,045)	(775)	(3,149)	1,903	(3,066)
Net cash provided by discontinued financing activities	—	—	11	—	11

Net cash used in financing activities	(1,045)	(775)	(3,138)	1,903	(3,055)

Effect of currency translation on cash	—	—	7	—	7
Net decrease in cash and cash equivalents	—	—	(2,682)	—	(2,682)
Cash and cash equivalents at beginning of fiscal year	—	—	3,329	—	3,329

Cash and cash equivalents at end of fiscal year	$—	$—	$647	$—	$647

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

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 28, 2018, September 29, 2017, and September 30, 2016

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses	Acquisitions, Divestitures, and Other	Deductions	Balance at End of Fiscal Year
	(in millions)
Fiscal 2018:
Allowance for doubtful accounts receivable	$18	$7	$(1)	$(2)	$22
Valuation allowance on deferred tax assets	3,627	261	—	(1,697)	2,191
Fiscal 2017:
Allowance for doubtful accounts receivable	$17	$5	$—	$(4)	$18
Valuation allowance on deferred tax assets	3,096	1,072	—	(541)	3,627
Fiscal 2016:
Allowance for doubtful accounts receivable	$18	$—	$1	$(2)	$17
Valuation allowance on deferred tax assets	3,237	283	1	(425)	3,096