Form 10-Q
period 2018-12-28
TE Connectivity Ltd.
filed 2019-01-24
CIK 1385157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260
(Commission File Number)

TE CONNECTIVITY LTD.
(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20
CH-8200 Schaffhausen, Switzerland
(Address of principal executive offices)

+41 (0)52 633 66 61
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        The number of common shares outstanding as of January 18, 2019 was 338,854,434.

TE CONNECTIVITY LTD.
INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions, except per share data)
Net sales	$3,347	$3,336
Cost of sales	2,233	2,172

Gross margin	1,114	1,164
Selling, general, and administrative expenses	389	377
Research, development, and engineering expenses	161	165
Acquisition and integration costs	5	2
Restructuring and other charges, net	75	34

Operating income	484	586
Interest income	5	4
Interest expense	(27)	(26)
Other income (expense), net	(1)	2

Income from continuing operations before income taxes	461	566
Income tax expense	(78)	(599)

Income (loss) from continuing operations	383	(33)
Loss from discontinued operations, net of income taxes	(107)	(7)

Net income (loss)	$276	$(40)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.12	$(0.09)
Loss from discontinued operations	(0.31)	(0.02)
Net income (loss)	0.81	(0.11)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.11	$(0.09)
Loss from discontinued operations	(0.31)	(0.02)
Net income (loss)	0.80	(0.11)
Weighted-average number of shares outstanding:
Basic	342	352
Diluted	344	352

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Net income (loss).	$276	$(40)
Other comprehensive income:
Currency translation	19	67
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	6	7
Gains on cash flow hedges, net of income taxes	24	2

Other comprehensive income	49	76

Comprehensive income.	$325	$36

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 28, 2018	September 28, 2018
	(in millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$505	$848
Accounts receivable, net of allowance for doubtful accounts of $26 and $22, respectively	2,380	2,361
Inventories	1,986	1,857
Prepaid expenses and other current assets	507	661
Current assets held for sale	—	472

Total current assets	5,378	6,199
Property, plant, and equipment, net	3,550	3,497
Goodwill	5,648	5,684
Intangible assets, net	1,648	1,704
Deferred income taxes	2,580	2,144
Other assets	384	1,158

Total Assets	$19,188	$20,386

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$585	$963
Accounts payable	1,538	1,548
Accrued and other current liabilities	1,348	1,711
Current liabilities held for sale	—	188

Total current liabilities	3,471	4,410
Long-term debt	3,382	3,037
Long-term pension and postretirement liabilities	1,101	1,102
Deferred income taxes	207	207
Income taxes	335	312
Other liabilities	456	487

Total Liabilities	8,952	9,555

Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	11,886	12,114
Treasury shares, at cost, 17,727,608 and 12,279,603 shares, respectively	(1,550)	(1,134)
Accumulated other comprehensive loss	(257)	(306)

Total Shareholders' Equity	10,236	10,831

Total Liabilities and Shareholders' Equity	$19,188	$20,386

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Shares		Treasury Shares
							Accumulated Other Comprehensive Loss
					Contributed Surplus	Accumulated Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	276	—	276
Other comprehensive income	—	—	—	—	—	—	49	49
Share-based compensation expense	—	—	—	—	23	—	—	23
Exercise of share options	—	—	—	7	—	—	—	7
Restricted share award vestings and other activity	—	—	—	72	(23)	(61)	—	(12)
Repurchase of common shares	—	—	(6)	(495)	—	—	—	(495)

Balance at December 28, 2018	357	$157	(18)	$(1,550)	$—	$11,886	$(257)	$10,236

Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Net loss	—	—	—	—	—	(40)	—	(40)
Other comprehensive income	—	—	—	—	—	—	76	76
Share-based compensation expense	—	—	—	—	29	—	—	29
Exercise of share options	—	—	1	54	—	—	—	54
Restricted share award vestings and other activity	—	—	—	92	(29)	(88)	—	(25)
Repurchase of common shares	—	—	(2)	(214)	—	—	—	(214)

Balance at December 29, 2017	357	$157	(6)	$(489)	$—	$10,047	$(84)	$9,631

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Cash Flows From Operating Activities:
Net income (loss)	$276	$(40)
Loss from discontinued operations, net of income taxes	107	7

Income (loss) from continuing operations	383	(33)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	168	162
Deferred income taxes	(11)	510
Provision for losses on accounts receivable and inventories	23	17
Share-based compensation expense	23	28
Other	18	(6)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(26)	(139)
Inventories	(119)	(177)
Prepaid expenses and other current assets	67	(45)
Accounts payable	(9)	161
Accrued and other current liabilities	(190)	(239)
Income taxes	15	7
Other	(14)	37

Net cash provided by continuing operating activities	328	283
Net cash provided by (used in) discontinued operating activities	(31)	67

Net cash provided by operating activities	297	350

Cash Flows From Investing Activities:
Capital expenditures	(210)	(237)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	288	—
Other	4	—

Net cash provided by (used in) continued investing activities	82	(237)
Net cash used in discontinued investing activities	(2)	(4)

Net cash provided by (used in) investing activities	80	(241)

Cash Flows From Financing Activities:
Net increase in commercial paper	63	241
Proceeds from issuance of debt	350	119
Repayment of debt	(441)	(708)
Proceeds from exercise of share options	7	54
Repurchase of common shares	(519)	(167)
Payment of common share dividends to shareholders	(150)	(141)
Transfers (to) from discontinued operations	(33)	63
Other	(29)	(32)

Net cash used in continuing financing activities	(752)	(571)
Net cash provided by (used in) discontinued financing activities	33	(63)

Net cash used in financing activities	(719)	(634)

Effect of currency translation on cash	(1)	11
Net decrease in cash, cash equivalents, and restricted cash	(343)	(514)
Cash, cash equivalents, and restricted cash at beginning of period	848	1,218

Cash, cash equivalents, and restricted cash at end of period	$505	$704

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Accounting Policies

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

        The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.

        Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2019 and fiscal 2018 are to our fiscal years ending September 27, 2019 and ended September 28, 2018, respectively.

  Revenue Recognition

        We account for revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, which introduced a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of December 28, 2018. See Note 15 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

        We generally warrant that our products will conform to our, or mutually agreed to, specifications and that our products will be free from material defects in materials and workmanship for a limited time. We limit our warranty to the replacement or repair of defective parts, or a refund or credit of the

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

price of the defective product. We do not account for these warranties as separate performance obligations.

        Although products are generally sold at fixed prices, certain distributors and customers receive incentives or awards, such as sales rebates, return allowances, scrap allowances, and other rights, which are accounted for as variable consideration. We estimate these amounts in the same period revenue is recognized based on the expected value to be provided to customers and reduce revenue accordingly. Our estimates of variable consideration and ultimate determination of the estimated amounts to include in the transaction price are based primarily on our assessment of anticipated performance and historical and forecasted information that is reasonably available to us.

  Recently Adopted Accounting Pronouncements

        In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, an update to ASC 815, Derivatives and Hedging. The update improves and simplifies hedge accounting and related disclosures. We elected to early adopt this update, which did not have a material impact on our Condensed Consolidated Financial Statements, in the quarter ended December 28, 2018.

        In October 2016, the FASB issued ASU No. 2016-16, an update to ASC 740, Income Taxes. This guidance requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory in the period in which the transfer occurs. The update was adopted on a modified retrospective basis in the quarter ended December 28, 2018 and resulted in a $443 million cumulative-effect adjustment to beginning accumulated earnings, which represented the net reversal of all balances associated with deferred tax impacts of intra-entity transfers of assets other than inventory. This included a decrease in other assets of $798 million, an increase in deferred tax assets of $418 million, and a decrease in prepaid expenses and other current assets of $63 million on the Condensed Consolidated Balance Sheet.

        In May 2014, the FASB issued ASU No. 2014-09 which codified ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. We adopted ASC 606, as amended, in the quarter ended December 28, 2018 using a modified retrospective approach. Prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Transition impacts, which relate primarily to incentive compensation arrangements, were not material to our results of operations or financial position. Because the impact of adoption was immaterial, we have not recorded a cumulative-effect adjustment to beginning accumulated earnings.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net

        Net restructuring charges by segment were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Transportation Solutions	$21	$4
Industrial Solutions	35	22
Communications Solutions	19	8

Restructuring charges, net	$75	$34

        Activity in our restructuring reserves was as follows:

	Balance at September 28, 2018	Charges	Changes in Estimate	Cash Payments	Non-Cash Items	Currency Translation	Balance at December 28, 2018
	(in millions)
Fiscal 2019 Actions:
Employee severance	$—	$67	$—	$(4)	$—	$—	$63

Fiscal 2018 Actions:
Employee severance	114	1	—	(16)	—	(2)	97
Facility and other exit costs	4	1	—	(1)	—	—	4
Property, plant and equipment	—	1	—	—	(1)	—	—

Total	118	3	—	(17)	(1)	(2)	101

Pre-Fiscal 2018 Actions:
Employee severance	49	4	(1)	(8)	—	(1)	43
Facility and other exit costs	—	1	—	(1)	—	—	—
Property, plant and equipment	—	1	—	—	(1)	—	—

Total	49	6	(1)	(9)	(1)	(1)	43

Total Activity	$167	$76	$(1)	$(30)	$(2)	$(3)	$207

  Fiscal 2019 Actions

        During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the quarter ended December 28, 2018, we recorded restructuring charges of $67 million. We expect to complete all restructuring actions commenced during the quarter ended December 28, 2018 by the end of fiscal 2020 and to incur additional charges of approximately $10 million primarily in the Industrial Solutions segment.

  Fiscal 2018 Actions

        During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. Restructuring and Other Charges, Net (Continued)

segments. In connection with this program, during the quarters ended December 28, 2018 and December 29, 2017, we recorded restructuring charges of $3 million and $22 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2018 by the end of fiscal 2020 and to incur additional charges of approximately $10 million primarily in the Industrial Solutions segment.

  Pre-Fiscal 2018 Actions

        Prior to fiscal 2018, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. Also prior to fiscal 2018, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the quarters ended December 28, 2018 and December 29, 2017, we recorded net restructuring charges of $5 million and $12 million, respectively, related to pre-fiscal 2018 actions. We expect additional charges related to pre-fiscal 2018 actions to be insignificant.

  Total Restructuring Reserves

        Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 28, 2018	September 28, 2018
	(in millions)
Accrued and other current liabilities	$183	$141
Other liabilities	24	26

Restructuring reserves	$207	$167

3. Discontinued Operations

        During the quarter ended December 28, 2018, we sold our Subsea Communications ("SubCom") business for net cash proceeds of $288 million and incurred a pre-tax loss on sale of $96 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million. The transaction is subject to a final working capital adjustment. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

        In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business' projects that existed as of the date of sale. These guarantees have a combined value of approximately $1.7 billion and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. During the quarter ended December 28, 2018, we issued a guarantee of $70 million for a new project. We have

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Discontinued Operations (Continued)

contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

        The following table presents the summarized components of loss from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Net sales	$41	$143
Cost of sales	(50)	(132)
Selling, general, and administrative expenses	(4)	(7)
Research, development, and engineering expenses	(3)	(10)
Restructuring and other charges, net	(3)	—

Pre-tax loss from discontinued operations	(19)	(6)
Pre-tax loss on sale of discontinued operations	(96)	—
Income tax (expense) benefit	8	(1)

Loss from discontinued operations, net of income taxes	$(107)	$(7)

        The following table presents balance sheet information for assets and liabilities held for sale at September 28, 2018; there were no such balances at December 28, 2018:

September 28, 2018
(in millions)
Accounts receivable, net	$72
Inventories	130
Other current assets	32
Property, plant, and equipment, net	221
Other assets	17

Total assets held for sale	$472

Accounts payable	$63
Accrued and other current liabilities	26
Deferred revenue	60
Other liabilities	39

Total liabilities held for sale	$188

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Inventories

        Inventories consisted of the following:

	December 28, 2018	September 28, 2018
	(in millions)
Raw materials	$306	$276
Work in progress	735	656
Finished goods	945	925

Inventories	$1,986	$1,857

5. Goodwill

        The changes in the carrying amount of goodwill by segment were as follows:

	Transportation Solutions	Industrial Solutions	Communications Solutions	Total
	(in millions)
September 28, 2018(1)	$1,993	$3,104	$587	$5,684
Currency translation and other	(13)	(19)	(4)	(36)

December 28, 2018(1)	$1,980	$3,085	$583	$5,648

(1)
At December 28, 2018 and September 28, 2018, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

6. Intangible Assets, Net

        Intangible assets consisted of the following:

	December 28, 2018			September 28, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$1,457	$(410)	$1,047	$1,468	$(389)	$1,079
Intellectual property	1,257	(673)	584	1,261	(653)	608
Other	34	(17)	17	33	(16)	17

Total	$2,748	$(1,100)	$1,648	$2,762	$(1,058)	$1,704

        Intangible asset amortization expense was $45 million for the quarters ended December 28, 2018 and December 29, 2017.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Intangible Assets, Net (Continued)

        At December 28, 2018, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2019	$136
Fiscal 2020	175
Fiscal 2021	172
Fiscal 2022	172
Fiscal 2023	171
Fiscal 2024	140
Thereafter	682

Total	$1,648

7. Debt

        During November 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $350 million aggregate principal amount of senior floating rate notes due June 2020. The notes bear interest at a rate of three-month London Interbank Offered Rate ("LIBOR") plus 0.45% per year. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        During December 2018, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at December 28, 2018 or September 28, 2018.

        As of December 28, 2018, TEGSA had $333 million of commercial paper outstanding at a weighted-average interest rate of 2.94%. TEGSA had $270 million of commercial paper outstanding at a weighted-average interest rate of 2.35% at September 28, 2018.

        The fair value of our debt, based on indicative valuations, was approximately $4,091 million and $4,149 million at December 28, 2018 and September 28, 2018, respectively.

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

  Environmental Matters

        We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 28, 2018, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $44 million, and we accrued $17 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

        At December 28, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $286 million.

        We sold our SubCom business during the quarter ended December 28, 2018. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments

  Foreign Currency Exchange Rate Risk

        During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon maturity of these contracts in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, we are required to post cash collateral with our counterparties.

        At December 28, 2018 and September 28, 2018, our cross-currency swap contracts were in liability positions of $64 million and $100 million, respectively, and were recorded in other liabilities on the Condensed Consolidated Balance Sheets. At December 28, 2018 and September 28, 2018, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impacts of our cross-currency swap contracts were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$19	$(10)
Gains (losses) excluded from the hedging relationship(1)	17	(19)

(1)
Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

  Hedge of Net Investment

        During fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of this program was $952 million at December 28, 2018. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 3.06% per annum and pay no interest. Upon maturity of these contracts at various dates through fiscal 2022, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties.

        In addition to the cross-currency swap program, we hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,189 million and $4,064 million at December 28, 2018 and September 28, 2018, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Financial Instruments (Continued)

        The impacts of our hedging programs were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$76	$(66)
Losses on cross-currency swaps designated as hedge of net investment(2)	(5)	—

(1)
Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.

(2)
Gains and losses on cross-currency swaps designated as hedge of net investment are recorded as currency translation.

10. Retirement Plans

        The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the Quarters Ended		For the Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Service cost	$12	$12	$3	$3
Interest cost	11	10	12	11
Expected return on plan assets	(16)	(17)	(14)	(15)
Amortization of net actuarial loss	6	6	4	6
Amortization of prior service credit	(2)	(2)	—	—

Net periodic pension benefit cost	$11	$9	$5	$5

        The components of net periodic pension benefit cost other than service cost are included in net other income (expense) on the Condensed Consolidated Statements of Operations.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. Income Taxes

        We recorded income tax expense of $78 million and $599 million for the quarters ended December 28, 2018 and December 29, 2017, respectively. The income tax expense for the quarter ended December 29, 2017 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the "Act") and a $61 million net income tax benefit related to certain legal entity restructurings. During the quarter ended December 29, 2017, the period of enactment of the Act, we were required to revalue our U.S. federal deferred tax assets and liabilities at a U.S. federal corporate tax rate of 21% and we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards.

        We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 28, 2018 and September 28, 2018, we had $63 million and $60 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes.

        Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that up to approximately $125 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

        We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 28, 2018.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. Earnings (Loss) Per Share

        The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Basic	342	352
Dilutive impact of share-based compensation arrangements	2	—

Diluted	344	352

        There were one million share options that were not included in the computation of diluted earnings (loss) per share for the quarters ended December 28, 2018 and December 29, 2017 because the instruments' underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive.

        For the quarter ended December 29, 2017, there were three million nonvested share awards and options outstanding with underlying exercise prices less than the average market prices of our common shares; however, these were excluded from the calculation of diluted loss per share as inclusion would be antidilutive as a result of our loss during the period.

13. Shareholders' Equity

  Dividends

        We paid cash dividends to shareholders of $0.44 and $0.40 per share during the quarters ended December 28, 2018 and December 29, 2017, respectively.

        Upon shareholders' approval of a dividend payment, we record a liability with a corresponding charge to shareholders' equity. At December 28, 2018 and September 28, 2018, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $149 million and $303 million, respectively.

  Share Repurchase Program

        During the quarter ended December 28, 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Number of common shares repurchased	6	2
Repurchase value	$495	$214

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Shareholders' Equity (Continued)

        At December 28, 2018, we had $2.0 billion of availability remaining under our share repurchase authorization.

14. Share Plans

        Share-based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Share-based compensation expense	$23	$28

        As of December 28, 2018, there was $179 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.3 years.

        During the quarter ended December 28, 2018, we granted the following share-based awards as part of our annual incentive plan grant:

	Shares	Grant-Date Fair Value
	(in millions)
Share options	1.6	$13.36
Restricted share awards	0.6	76.66
Performance share awards	0.2	76.66

        As of December 28, 2018, we had 17 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

  Share-Based Compensation Assumptions

        The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	20%
Risk free interest rate	3.0%
Expected annual dividend per share	$1.76
Expected life of options (in years)	5.2

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Segment and Geographic Data

        Net sales by segment(1) and industry end market(2) were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Transportation Solutions:
Automotive	$1,469	$1,517
Commercial transportation	297	300
Sensors	220	215

Total Transportation Solutions	1,986	2,032

Industrial Solutions:
Industrial equipment	483	471
Aerospace, defense, oil, and gas	285	254
Energy	160	157

Total Industrial Solutions	928	882

Communications Solutions:
Data and devices	257	238
Appliances	176	184

Total Communications Solutions	433	422

Total	$3,347	$3,336

(1)
Intersegment sales were not material and were recorded at selling prices that approximated market prices.

(2)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Segment and Geographic Data (Continued)

        Net sales by geographic region(1) and segment were as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Europe/Middle East/Africa ("EMEA"):
Transportation Solutions	$756	$808
Industrial Solutions	350	344
Communications Solutions	65	66

Total EMEA	1,171	1,218

Asia–Pacific:
Transportation Solutions	764	805
Industrial Solutions	155	163
Communications Solutions	254	252

Total Asia–Pacific	1,173	1,220

Americas:
Transportation Solutions	466	419
Industrial Solutions	423	375
Communications Solutions	114	104

Total Americas	1,003	898

Total	$3,347	$3,336

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        Operating income by segment was as follows:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Transportation Solutions	$332	$417
Industrial Solutions	100	102
Communications Solutions	52	67

Total	$484	$586

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

Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended December 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,347	$—	$3,347
Cost of sales	—	—	2,233	—	2,233

Gross margin	—	—	1,114	—	1,114
Selling, general, and administrative expenses, net(1)	35	(107)	461	—	389
Research, development, and engineering expenses	—	—	161	—	161
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	75	—	75

Operating income (loss)	(35)	107	412	—	484
Interest income	—	—	5	—	5
Interest expense	—	(27)	—	—	(27)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	441	389	—	(830)	—
Equity in net loss of subsidiaries of discontinued operations	(107)	(49)	—	156	—
Intercompany interest income (expense), net	(23)	(28)	51	—	—

Income from continuing operations before income taxes	276	392	467	(674)	461
Income tax expense	—	—	(78)	—	(78)

Income from continuing operations	276	392	389	(674)	383
Loss from discontinued operations, net of income taxes	—	(58)	(49)	—	(107)

Net income	276	334	340	(674)	276
Other comprehensive income	49	49	35	(84)	49

Comprehensive income	$325	$383	$375	$(758)	$325

(1)
TEGSA selling, general, and administrative expenses include gains of $110 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Operations (unaudited)
For the Quarter Ended December 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,336	$—	$3,336
Cost of sales	—	—	2,172	—	2,172

Gross margin	—	—	1,164	—	1,164
Selling, general, and administrative expenses, net	47	(3)	333	—	377
Research, development, and engineering expenses	—	—	165	—	165
Acquisition and integration costs	—	—	2	—	2
Restructuring and other charges, net	—	—	34	—	34

Operating income (loss)	(47)	3	630	—	586
Interest income	—	—	4	—	4
Interest expense	—	(26)	—	—	(26)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	27	22	—	(49)	—
Equity in net loss of subsidiaries of discontinued operations	(7)	(7)	—	14	—
Intercompany interest income (expense), net	(13)	28	(15)	—	—

Income (loss) from continuing operations before income taxes	(40)	20	621	(35)	566
Income tax expense	—	—	(599)	—	(599)

Income (loss) from continuing operations	(40)	20	22	(35)	(33)
Loss from discontinued operations, net of income taxes	—	—	(7)	—	(7)

Net income (loss)	(40)	20	15	(35)	(40)
Other comprehensive income	76	76	87	(163)	76

Comprehensive income	$36	$96	$102	$(198)	$36

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Balance Sheet (unaudited)
As of December 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$505	$—	$505
Accounts receivable, net	—	—	2,380	—	2,380
Inventories	—	—	1,986	—	1,986
Intercompany receivables	51	3,096	60	(3,207)	—
Prepaid expenses and other current assets	4	68	435	—	507

Total current assets	55	3,164	5,366	(3,207)	5,378
Property, plant, and equipment, net	—	—	3,550	—	3,550
Goodwill	—	—	5,648	—	5,648
Intangible assets, net	—	—	1,648	—	1,648
Deferred income taxes	—	—	2,580	—	2,580
Investment in subsidiaries	13,557	26,537	—	(40,094)	—
Intercompany loans receivable	2	1,598	13,646	(15,246)	—
Other assets	—	1	383	—	384

Total Assets	$13,614	$31,300	$32,821	$(58,547)	$19,188

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$—	$583	$2	$—	$585
Accounts payable	2	—	1,536	—	1,538
Accrued and other current liabilities	220	53	1,075	—	1,348
Intercompany payables	3,156	—	51	(3,207)	—

Total current liabilities	3,378	636	2,664	(3,207)	3,471
Long-term debt	—	3,379	3	—	3,382
Intercompany loans payable	—	13,648	1,598	(15,246)	—
Long-term pension and postretirement liabilities	—	—	1,101	—	1,101
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	335	—	335
Other liabilities	—	80	376	—	456

Total Liabilities	3,378	17,743	6,284	(18,453)	8,952

Total Shareholders' Equity	10,236	13,557	26,537	(40,094)	10,236

Total Liabilities and Shareholders' Equity	$13,614	$31,300	$32,821	$(58,547)	$19,188

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)
For the Quarter Ended December 28, 2018

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities	$(73)	$(9)	$410	$—	$328
Net cash used in discontinued operating activities	—	—	(31)	—	(31)

Net cash provided by (used in) operating activities	(73)	(9)	379	—	297

Cash Flows From Investing Activities:
Capital expenditures	—	—	(210)	—	(210)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	303	(15)	—	288
Change in intercompany loans	—	(25)	—	25	—
Other	—	—	4	—	4

Net cash provided by (used in) continuing investing activities	—	278	(221)	25	82
Net cash used in discontinued investing activities	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	—	278	(223)	25	80

Cash Flows From Financing Activities:
Changes in parent company equity(1)	23	(240)	217	—	—
Net increase in commercial paper	—	63	—	—	63
Proceeds from issuance of debt	—	350	—	—	350
Repayment of debt	—	(441)	—	—	(441)
Proceeds from exercise of share options	—	—	7	—	7
Repurchase of common shares	(519)	—	—	—	(519)
Payment of common share dividends to shareholders	(150)	—	—	—	(150)
Transfer to discontinued operations	—	—	(33)	—	(33)
Loan activity with parent	719	—	(694)	(25)	—
Other	—	(1)	(28)	—	(29)

Net cash provided by (used in) continuing financing activities	73	(269)	(531)	(25)	(752)
Net cash provided by discontinued financing activities	—	—	33	—	33

Net cash provided by (used in) financing activities	73	(269)	(498)	(25)	(719)

Effect of currency translation on cash	—	—	(1)	—	(1)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(343)	—	(343)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	848	—	848

Cash, cash equivalents, and restricted cash at end of period	$—	$—	$505	$—	$505

(1)
Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Tyco Electronics Group S.A. (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)
For the Quarter Ended December 29, 2017

	TE Connectivity Ltd.	TEGSA	Other Subsidiaries	Consolidating Adjustments	Total
	(in millions)
Cash Flows From Operating Activities:
Net cash provided by (used in) continuing operating activities(1)	$(51)	$(10)	$351	$(7)	$283
Net cash provided by discontinued operating activities	—	—	67	—	67

Net cash provided by (used in) operating activities	(51)	(10)	418	(7)	350

Cash Flows From Investing Activities:
Capital expenditures	—	—	(237)	—	(237)
Change in intercompany loans	—	335	—	(335)	—
Intercompany distribution receipts(1)	—	23	—	(23)	—

Net cash provided by (used in) continuing investing activities	—	358	(237)	(358)	(237)
Net cash used in discontinued investing activities	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	—	358	(241)	(358)	(241)

Cash Flows From Financing Activities:
Changes in parent company equity(2)	30	—	(30)	—	—
Net increase in commercial paper	—	241	—	—	241
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	54	—	54
Repurchase of common shares	(108)	—	(59)	—	(167)
Payment of common share dividends to shareholders	(143)	—	2	—	(141)
Transfer from discontinued operations	—	—	63	—	63
Intercompany distributions(1)	—	—	(30)	30	—
Loan activity with parent	272	—	(607)	335	—
Other	—	—	(32)	—	(32)

Net cash provided by (used in) continuing financing activities	51	(348)	(639)	365	(571)
Net cash used in discontinued financing activities	—	—	(63)	—	(63)

Net cash provided by (used in) financing activities	51	(348)	(702)	365	(634)

Effect of currency translation on cash	—	—	11	—	11
Net decrease in cash, cash equivalents, and restricted cash	—	—	(514)	—	(514)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	1,218	—	1,218

Cash, cash equivalents, and restricted cash at end of period	$—	$—	$704	$—	$704

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

        Highlights for the first quarter of fiscal 2019 include the following:

  •
  Our net sales in the first quarter of fiscal 2019 increased marginally relative to first quarter fiscal 2018 sales levels, with sales growth in the Industrial Solutions and Communications Solutions segments offset by declines in the Transportation Solutions segment. On an organic basis, our net sales increased 1.9% during the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

  •
  Our net sales by segment were as follows:

  •
  Transportation Solutions—Our net sales decreased 2.3% in the first quarter of fiscal 2019 due primarily to sales declines in the automotive end market.

  •
  Industrial Solutions—Our net sales increased 5.2% during the first quarter of fiscal 2019 primarily as a result of increased sales in the aerospace, defense, oil, and gas end market.

  •
  Communications Solutions—Our net sales increased 2.6% in the first quarter of fiscal 2019 due primarily to sales increases in the data and devices end market.

  •
  Net cash provided by continuing operating activities was $328 million in the first quarter of fiscal 2019.

Outlook

        In the second quarter of fiscal 2019, we expect our net sales to be between $3.3 billion and $3.4 billion as compared to $3.6 billion in the second quarter of fiscal 2018. This decrease reflects sales declines in the Transportation Solutions and, to a lesser degree, the Communications Solutions segments relative to the second quarter of fiscal 2018. Additional information regarding expectations for our reportable segments for the second quarter of fiscal 2019 as compared to the same period of fiscal 2018 is as follows:

  •
  Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in China and, to a lesser degree, the Europe/Middle East/Africa ("EMEA") region. We expect global automotive production to decline approximately 9% in the second quarter of fiscal 2019.

  •
  Industrial Solutions—We expect our net sales growth in the aerospace, defense, oil, and gas end market to be offset by declines in the industrial equipment end market, where weakness in factory automation and controls applications is expected to be partially offset by growth in medical applications.

  •
  Communications Solutions—We expect our net sales to decline in the appliances and the data and devices end markets primarily as a result of market weakness in the Asia–Pacific region.

We expect diluted earnings per share from continuing operations to be in the range of $1.13 to $1.17 per share in the second quarter of fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $155 million and $0.05 per share, respectively, in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018.

        For fiscal 2019, we expect our net sales to be between $13.45 billion and $13.85 billion as compared to $14.0 billion in fiscal 2018. This decrease is driven by sales declines in the Transportation Solutions and Communications Solutions segments relative to fiscal 2018. Additional information regarding expectations for our reportable segments for fiscal 2019 compared to fiscal 2018 is as follows:

  •
  Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in China and, to a lesser degree, the EMEA region. We expect global automotive production to decline 4-5% in fiscal 2019.

  •
  Industrial Solutions—We expect our net sales increase in the aerospace, defense, oil, and gas end market to be offset by declines in the energy end market.

  •
  Communications Solutions—We expect our net sales to decline in the appliances and the data and devices end markets due primarily to market weakness in the Asia–Pacific region.

We expect diluted earnings per share from continuing operations to be in the range of $4.94 to $5.14 per share in fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $375 million and $0.16 per share, respectively, in fiscal 2019 as compared to fiscal 2018.

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

Discontinued Operations

        During the first quarter of fiscal 2019, we sold our Subsea Communications ("SubCom") business for net cash proceeds of $288 million and incurred a pre-tax loss on sale of $96 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

Net Sales

        The following table presents our net sales and the percentage of total net sales by segment:

	For the Quarters Ended
	December 28, 2018		December 29, 2017
	($ in millions)
Transportation Solutions	$1,986	59%	$2,032	61%
Industrial Solutions	928	28	882	26
Communications Solutions	433	13	422	13

Total	$3,347	100%	$3,336	100%

        The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended December 28, 2018 versus Net Sales for the Quarter Ended December 29, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Transportation Solutions	$(46)	(2.3)%	$4	0.2%	$(50)	$—
Industrial Solutions	46	5.2	40	4.5	(15)	21
Communications Solutions	11	2.6	19	4.6	(8)	—

Total	$11	0.3%	$63	1.9%	$(73)	$21

        Net sales increased slightly in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The increase in net sales resulting from organic net sales growth of 1.9% and sales contributions from an acquisition of 0.6% was offset by the negative impact of foreign currency translation of 2.2% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $28 million in the first quarter of fiscal 2019.

        See further discussion of net sales below under "Segment Results."

        Net Sales by Geographic Region.    Our business operates in three geographic regions—EMEA, Asia–Pacific and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

        Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2019.

        The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the Quarters Ended
	December 28, 2018		December 29, 2017
	($ in millions)
EMEA	$1,171	35%	$1,218	36%
Asia–Pacific	1,173	35	1,220	37
Americas	1,003	30	898	27

Total	$3,347	100%	$3,336	100%

(1)
Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

        The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 28, 2018 versus Net Sales for the Quarter Ended December 29, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
EMEA	$(47)	(3.9)%	$(24)	(2.0)%	$(36)	$13
Asia–Pacific	(47)	(3.9)	(22)	(1.8)	(27)	2
Americas	105	11.7	109	12.2	(10)	6

Total	$11	0.3%	$63	1.9%	$(73)	$21

Cost of Sales and Gross Margin

        The following table presents cost of sales and gross margin information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Cost of sales	$2,233	$2,172	$61
As a percentage of net sales	66.7%	65.1%
Gross margin	$1,114	$1,164	$(50)
As a percentage of net sales	33.3%	34.9%

        Gross margin decreased $50 million in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The decrease in gross margin was due primarily to price erosion, the negative impact of foreign currency translation, and lower manufacturing productivity, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 33.3% in the first quarter of 2019 from 34.9% in the first quarter of fiscal 2018.

        Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 190 million pounds of copper, 145,000 troy ounces of gold, and 2.7 million troy ounces of silver in fiscal 2019. The following table presents the average prices incurred related to copper, gold, and silver:

		For the Quarters Ended
	Measure	December 28, 2018	December 29, 2017
Copper	Lb.	$2.88	$2.79
Gold	Troy oz.	1,293	1,265
Silver	Troy oz.	16.60	17.09

Operating Expenses

        The following table presents operating expense information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Selling, general, and administrative expenses	$389	$377	$12
As a percentage of net sales	11.6%	11.3%
Restructuring and other charges, net	$75	$34	$41

        Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $12 million in the first quarter of fiscal 2019 from the first quarter of fiscal 2018. The increase resulted primarily from a gain on the sale of certain assets in the first quarter of fiscal 2018. Selling, general, and administrative expenses as a percentage of net sales increased to 11.6% in the first quarter of fiscal 2019 from 11.3% in the first quarter of fiscal 2018.

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

        During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments.

        In connection with these initiatives, we incurred net restructuring charges of $75 million during the first quarter of fiscal 2019, of which $67 million related to the fiscal 2019 restructuring program. Annualized cost savings related to fiscal 2019 actions commenced during the first quarter of fiscal 2019 are expected to be approximately $60 million and are expected to be realized by the end of fiscal 2020. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. Currently, we expect fiscal 2019 net restructuring charges to be at least at fiscal 2018 levels, and we expect total spending, which will be funded with cash from operations, to be approximately $160 million. However, as a result of market conditions, we are considering restructuring options and may broaden the scope of our cost initiatives and accelerate cost reduction and footprint consolidation activities.

        See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

        The following table presents operating income and operating margin information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Operating income	$484	$586	$(102)
Operating margin	14.5%	17.6%

        Operating income included the following:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$5	$2
Charges associated with the amortization of acquisition related fair value adjustments	1	5

	6	7
Restructuring and other charges, net	75	34

Total	$81	$41

        See discussion of operating income below under "Segment Results."

Non-Operating Items

        The following table presents select non-operating information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Income tax expense	$78	$599	$(521)
Effective tax rate	16.9%	105.8%
Loss from discontinued operations, net of income taxes	$(107)	$(7)	$(100)

        Income Taxes.    See Note 11 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense for the first quarters of fiscal 2019 and 2018.

        Loss from Discontinued Operations, Net of Income Taxes.    During the first quarter of fiscal 2019, we sold our SubCom business for net cash proceeds of $288 million and incurred a pre-tax loss on sale of $96 million. The transaction is subject to a final working capital adjustment. The net sales of the business were $41 million and $143 million in the first quarters of fiscal 2019 and 2018, respectively. The results for the first quarter of fiscal 2019 represent one month of activity. In the first quarter of fiscal 2018, net sales and operating income were negatively impacted by production delays on a program. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

 Segment Results

Transportation Solutions

        Net Sales.    The following table presents the Transportation Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2018		December 29, 2017
	($ in millions)
Automotive	$1,469	74%	$1,517	74%
Commercial transportation	297	15	300	15
Sensors	220	11	215	11

Total	$1,986	100%	$2,032	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Transportation Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2018 versus Net Sales for the Quarter Ended December 29, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation
	($ in millions)
Automotive	$(48)	(3.2)%	$(9)	(0.6)%	$(39)
Commercial transportation	(3)	(1.0)	5	1.7	(8)
Sensors	5	2.3	8	3.8	(3)

Total	$(46)	(2.3)%	$4	0.2%	$(50)

        Net sales in the Transportation Solutions segment decreased $46 million, or 2.3%, in the first quarter of fiscal 2019 from the first quarter of fiscal 2018 due primarily to the negative impact of foreign currency translation of 2.5%. Our organic net sales by primary industry end market were as follows:

  •
  Automotive—Our organic net sales decreased 0.6% in the first quarter of fiscal 2019 with declines of 3.5% and 2.7% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 11.9% in the Americas region. Our declines in the Asia–Pacific and EMEA regions were driven by market weakness. In the Americas region, our growth resulted from electronification and market share gains in North America.

  •
  Commercial transportation—Our organic net sales increased 1.7% in the first quarter of fiscal 2019 due to content gains as well as growth in the Americas and EMEA regions, partially offset by weakness in the heavy truck market in China.

  •
  Sensors—Our organic net sales increased 3.8% in the first quarter of fiscal 2019 due primarily to growth in the industrial equipment market.

        Operating Income.    The following table presents the Transportation Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Operating income	$332	$417	$(85)
Operating margin	16.7%	20.5%

        In the first quarter of fiscal 2019, operating income in the Transportation Solutions segment decreased $85 million as compared to the first quarter of fiscal 2018. The Transportation Solutions segment's operating income included the following:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$1
Charges associated with the amortization of acquisition related fair value adjustments	—	4

	3	5
Restructuring and other charges, net	21	4

Total	$24	$9

Excluding these items, operating income decreased in the first quarter of fiscal 2019 due primarily to lower manufacturing productivity, price erosion, and the negative impact of foreign currency translation.

Industrial Solutions

        Net Sales.    The following table presents the Industrial Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2018		December 29, 2017
	($ in millions)
Industrial equipment	$483	52%	$471	53%
Aerospace, defense, oil, and gas	285	31	254	29
Energy	160	17	157	18

Total	$928	100%	$882	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Industrial Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2018 versus Net Sales for the Quarter Ended December 29, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$12	2.5%	$(2)	(0.5)%	$(7)	$21
Aerospace, defense, oil, and gas	31	12.2	33	12.7	(2)	—
Energy	3	1.9	9	5.8	(6)	—

Total	$46	5.2%	$40	4.5%	$(15)	$21

        In the first quarter of fiscal 2019, net sales in the Industrial Solutions segment increased $46 million, or 5.2%, from the first quarter of fiscal 2018 as a result of organic net sales growth of 4.5% and sales contributions from an acquisition of 2.4%, partially offset by the negative impact of foreign currency translation of 1.7%. Our organic net sales by primary industry end market were as follows:

  •
  Industrial equipment—Our organic net sales decreased 0.5% in the first quarter of fiscal 2019 due primarily to market weakness in factory automation and controls, partially offset by strength in medical applications.

  •
  Aerospace, defense, oil, and gas—Our organic net sales increased 12.7% in the first quarter of fiscal 2019 as a result of strength in the commercial aerospace, defense, and oil and gas markets.

  •
  Energy—Our organic net sales increased 5.8% in the first quarter of fiscal 2019 due primarily to strength in the Americas region.

        Operating Income.    The following table presents the Industrial Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Operating income	$100	$102	$(2)
Operating margin	10.8%	11.6%

        Operating income in the Industrial Solutions segment decreased $2 million in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The Industrial Solutions segment's operating income included the following:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$2	$1
Charges associated with the amortization of acquisition related fair value adjustments	1	1

	3	2
Restructuring and other charges, net	35	22

Total	$38	$24

Excluding these items, operating income increased in the first quarter of fiscal 2019 primarily as a result of higher volume.

Communications Solutions

        Net Sales.    The following table presents the Communications Solutions segment's net sales and the percentage of total net sales by primary industry end market(1):

	For the Quarters Ended
	December 28, 2018		December 29, 2017
	($ in millions)
Data and devices	$257	59%	$238	56%
Appliances	176	41	184	44

Total	$433	100%	$422	100%

(1)
Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

        The following table provides an analysis of the change in the Communications Solutions segment's net sales by primary industry end market:

	Change in Net Sales for the Quarter Ended December 28, 2018 versus Net Sales for the Quarter Ended December 29, 2017
	Net Sales Growth		Organic Net Sales Growth		Translation
	($ in millions)
Data and devices	$19	8.0%	$22	9.3%	$(3)
Appliances	(8)	(4.3)	(3)	(1.7)	(5)

Total	$11	2.6%	$19	4.6%	$(8)

        Net sales in the Communications Solutions segment increased $11 million, or 2.6%, in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 due to organic net sales growth of

4.6%, partially offset by the negative impact of foreign currency translation of 2.0%. Our organic net sales by primary industry end market were as follows:

  •
  Data and devices—Our organic net sales increased 9.3% in the first quarter of fiscal 2019 with growth in all regions, primarily attributable to growth in high speed connectivity in data center applications.

  •
  Appliances—Our organic net sales decreased 1.7% in the first quarter of fiscal 2019 due primarily to market weakness in the Asia–Pacific region, partially offset by growth in North America.

        Operating Income.    The following table presents the Communications Solutions segment's operating income and operating margin information:

	For the Quarters Ended
	December 28, 2018	December 29, 2017	Change
	($ in millions)
Operating income	$52	$67	$(15)
Operating margin	12.0%	15.9%

        Operating income in the Communications Solutions segment decreased $15 million in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. The Communications Solutions segment's operating income included the following:

	For the Quarters Ended
	December 28, 2018	December 29, 2017
	(in millions)
Restructuring and other charges, net	$19	$8

Excluding these items, operating income decreased slightly in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.

Liquidity and Capital Resources

        Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $250 million of 2.35% senior notes due in 2019. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

Cash Flows from Operating Activities

        In the first quarter of fiscal 2019, net cash provided by continuing operating activities increased $45 million to $328 million from $283 million in the first quarter of fiscal 2018. The increase resulted primarily from higher collections of accounts receivable, partially offset by a decrease in pre-tax income levels.

        The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2019 and 2018 was $75 million and $82 million, respectively.

Cash Flows from Investing Activities

        Capital expenditures were $210 million and $237 million in the first quarters of fiscal 2019 and 2018, respectively. We expect fiscal 2019 capital spending levels to be approximately 5-6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

        During the first quarter of fiscal 2019, we received net cash proceeds of $288 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

        Total debt at December 28, 2018 and September 28, 2018 was $3,967 million and $4,000 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

        During November 2018, Tyco Electronics Group S.A. ("TEGSA"), our 100%-owned subsidiary, issued $350 million aggregate principal amount of senior floating rate notes due June 2020. The notes bear interest at a rate of three-month London Interbank Offered Rate ("LIBOR") plus 0.45% per year. The notes are TEGSA's unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

        During December 2018, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

        TEGSA has a five-year unsecured senior revolving credit facility ("Credit Facility") with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at December 28, 2018 or September 28, 2018.

        The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 28, 2018, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

        In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA's payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

        Payments of common share dividends to shareholders were $150 million and $141 million in the first quarters of fiscal 2019 and 2018, respectively.

        During the first quarter of fiscal 2019, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 6 million of our common shares for $495 million and approximately 2 million of our common shares for $214 million under our share repurchase program during the first quarters of fiscal 2019 and 2018, respectively. At December 28, 2018, we had $2.0 billion of availability remaining under our share repurchase authorization.

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

        At December 28, 2018, we had outstanding letters of credit, letters of guarantee, and surety bonds of $286 million.

        As discussed above, in the first quarter of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business' projects that existed as of the date of sale. These guarantees have a combined value of approximately $1.7 billion and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. During the quarter ended December 28, 2018, we issued a guarantee of $70 million for a new project. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

 Critical Accounting Policies and Estimates

        The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

        Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018. Except as set forth below, there were no significant changes to this information during the first quarter of fiscal 2019.

Revenue Recognition

        We adopted ASC 606, Revenue from Contracts with Customers, in the first quarter of fiscal 2019. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding our revenue recognition policy and the adoption of ASC 606.

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

        The following and other risks, which are described in greater detail in "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, could cause our results to differ materially from those expressed in forward-looking statements:

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

  •
  fluctuations in foreign currency exchange rates and impacts of offsetting hedges;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the first quarter of fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of this program was $952 million at December 28, 2018. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding our exposures to market risk.

        There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2019, except for the item noted above. For further discussion of our exposures to market risk, refer to "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2018.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 28, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, except as set forth below. Refer to "Part I. Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 for additional information regarding legal proceedings.

        During the fourth quarter of fiscal 2018, one of our manufacturing sites in China was found to have failed to complete the environmental impact assessment inspection for certain of its production lines and assets within the mandatory timeframe as defined within applicable environmental regulation. At the request of the Shanghai Xuhui Environmental Protection Bureau, we are taking remedial actions to cure the deficiencies, and we paid an administrative penalty in the amount of 700,000 Chinese renminbi (approximately $0.1 million using an exchange rate of $0.15 per renminbi). We do not anticipate that any monetary sanctions or remedial actions we take will have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table presents information about our purchases of our common shares during the quarter ended December 28, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29–October 26, 2018	814,408	$80.63	813,900	$949,322,872
October 27–November 30, 2018	4,093,846	77.52	3,950,000	643,196,637
December 1–December 28, 2018	1,859,712	73.70	1,670,000	2,020,396,779

Total	6,767,966	$76.85	6,433,900

(1)
These columns include the following transactions which occurred during the quarter ended December 28, 2018:

(i)
the acquisition of 334,066 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)
open market purchases totaling 6,433,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.

(2)
During the quarter ended December 28, 2018, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit
4.1		Fifteenth Supplemental Indenture, dated as of December 5, 2018, among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to TE Connectivity's Current Report on Form 8-K, filed December 6, 2018)

10.1		Amended and Restated Five-Year Senior Credit Agreement dated as of November 14, 2018 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TE Connectivity's Current Report on Form 8-K, filed November 14, 2018)

10.2	‡*	Employment Agreement between Kevin N. Rock and TE Connectivity Corporation dated December 15, 2015

31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Financial statements from the Quarterly Report on Form 10-Q of TE Connectivity Ltd. for the quarterly period ended December 28, 2018, filed on January 24, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

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

Date: January 24, 2019