Form 10-Q
period 2019-03-29
TE Connectivity Ltd.
filed 2019-04-26
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001‑33260

(Commission File Number)

TE CONNECTIVITY LTD.

(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98‑0518048 (I.R.S. Employer Identification No.)

Rheinstrasse 20

CH‑8200 Schaffhausen, Switzerland

(Address of principal executive offices)

+41 (0)52 633 66 61

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of common shares outstanding as of April 22, 2019 was 336,866,119.

TE CONNECTIVITY LTD.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net sales	$3,412	$3,562	$6,759	$6,898
Cost of sales	2,294	2,350	4,527	4,522
Gross margin	1,118	1,212	2,232	2,376
Selling, general, and administrative expenses	373	409	762	786
Research, development, and engineering expenses	166	173	327	338
Acquisition and integration costs	7	3	12	5
Restructuring and other charges, net	42	6	117	40
Operating income	530	621	1,014	1,207
Interest income	4	4	9	8
Interest expense	(15)	(28)	(42)	(54)
Other income, net	1	1	—	3
Income from continuing operations before income taxes	520	598	981	1,164
Income tax expense	(91)	(108)	(169)	(707)
Income from continuing operations	429	490	812	457
Income (loss) from discontinued operations, net of income taxes	10	—	(97)	(7)
Net income	$439	$490	$715	$450

Basic earnings per share:
Income from continuing operations	$1.27	$1.40	$2.39	$1.30
Income (loss) from discontinued operations	0.03	—	(0.29)	(0.02)
Net income	1.30	1.40	2.10	1.28

Diluted earnings per share:
Income from continuing operations	$1.26	$1.38	$2.37	$1.29
Income (loss) from discontinued operations	0.03	—	(0.28)	(0.02)
Net income	1.29	1.38	2.09	1.27

Weighted-average number of shares outstanding:
Basic	338	351	340	351
Diluted	340	354	342	355

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Net income	$439	$490	$715	$450
Other comprehensive income:
Currency translation	64	114	83	181
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	6	8	12	15
Gains (losses) on cash flow hedges, net of income taxes	27	(49)	51	(47)
Other comprehensive income	97	73	146	149
Comprehensive income	$536	$563	$861	$599

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 29,	September 28,
	2019	2018
	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$565	$848
Accounts receivable, net of allowance for doubtful accounts of $24 and $22, respectively	2,463	2,361
Inventories	1,970	1,857
Prepaid expenses and other current assets	448	661
Assets held for sale	—	472
Total current assets	5,446	6,199
Property, plant, and equipment, net	3,596	3,497
Goodwill	5,626	5,684
Intangible assets, net	1,596	1,704
Deferred income taxes	2,607	2,144
Other assets	391	1,158
Total assets	$19,262	$20,386
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$612	$963
Accounts payable	1,485	1,548
Accrued and other current liabilities	1,770	1,711
Liabilities held for sale	—	188
Total current liabilities	3,867	4,410
Long-term debt	3,370	3,037
Long-term pension and postretirement liabilities	1,081	1,102
Deferred income taxes	196	207
Income taxes	333	312
Other liabilities	421	487
Total liabilities	9,268	9,555
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, CHF 0.57 par value, 357,069,981 shares authorized and issued	157	157
Accumulated earnings	11,710	12,114
Treasury shares, at cost, 19,761,517 and 12,279,603 shares, respectively	(1,713)	(1,134)
Accumulated other comprehensive loss	(160)	(306)
Total shareholders’ equity	9,994	10,831
Total liabilities and shareholders’ equity	$19,262	$20,386

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	For the Quarter Ended March 29, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at December 28, 2018	357	$157	(18)	$(1,550)	$—	$11,886	$(257)	$10,236
Net income	—	—	—	—	—	439	—	439
Other comprehensive income	—	—	—	—	—	—	97	97
Share-based compensation expense	—	—	—	—	16	—	—	16
Dividends	—	—	—	—	—	(620)	—	(620)
Exercise of share options	—	—	—	10	—	—	—	10
Restricted share award vestings and other activity	—	—	1	16	(16)	5	—	5
Repurchase of common shares	—	—	(3)	(189)	—	—	—	(189)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994

	For the Six Months Ended March 29, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016‑16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	715	—	715
Other comprehensive income	—	—	—	—	—	—	146	146
Share-based compensation expense	—	—	—	—	39	—	—	39
Dividends	—	—	—	—	—	(616)	—	(616)
Exercise of share options	—	—	—	17	—	—	—	17
Restricted share award vestings and other activity	—	—	1	88	(39)	(60)	—	(11)
Repurchase of common shares	—	—	(9)	(684)	—	—	—	(684)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended March 30, 2018
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at December 29, 2017	357	$157	(6)	$(489)	$—	$10,047	$(84)	$9,631
Adoption of ASU No. 2018‑02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	490	—	490
Other comprehensive income	—	—	—	—	—	—	73	73
Share-based compensation expense	—	—	—	—	23	—	—	23
Dividends	—	—	—	—	—	(617)	—	(617)
Exercise of share options	—	—	1	40	—	—	—	40
Restricted share award vestings and other activity	—	—	1	33	(23)	(1)	—	9
Repurchase of common shares	—	—	(2)	(169)	—	—	—	(169)
Balance at March 30, 2018	357	$157	(6)	$(585)	$—	$9,957	$(49)	$9,480

	For the Six Months Ended March 30, 2018
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018‑02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	450	—	450
Other comprehensive income	—	—	—	—	—	—	149	149
Share-based compensation expense	—	—	—	—	52	—	—	52
Dividends	—	—	—	—	—	(617)	—	(617)
Exercise of share options	—	—	2	94	—	—	—	94
Restricted share award vestings and other activity	—	—	1	125	(52)	(89)	—	(16)
Repurchase of common shares	—	—	(4)	(383)	—	—	—	(383)
Balance at March 30, 2018	357	$157	(6)	$(585)	$—	$9,957	$(49)	$9,480

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 29,	March 30,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$715	$450
Loss from discontinued operations, net of income taxes	97	7
Income from continuing operations	812	457
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	341	329
Deferred income taxes	(28)	497
Provision for losses on accounts receivable and inventories	28	25
Share-based compensation expense	38	51
Other	32	(17)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(107)	(376)
Inventories	(70)	(227)
Prepaid expenses and other current assets	91	(105)
Accounts payable	(44)	184
Accrued and other current liabilities	(206)	(210)
Income taxes	21	2
Other	(25)	35
Net cash provided by continuing operating activities	883	645
Net cash provided by (used in) discontinued operating activities	(30)	82
Net cash provided by operating activities	853	727
Cash flows from investing activities:
Capital expenditures	(401)	(439)
Proceeds from sale of property, plant, and equipment	13	7
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	297	—
Other	8	(2)
Net cash used in continuing investing activities	(83)	(434)
Net cash used in discontinued investing activities	(2)	(8)
Net cash used in investing activities	(85)	(442)
Cash flows from financing activities:
Net increase in commercial paper	90	225
Proceeds from issuance of debt	350	119
Repayment of debt	(441)	(708)
Proceeds from exercise of share options	17	94
Repurchase of common shares	(739)	(381)
Payment of common share dividends to shareholders	(299)	(281)
Transfers (to) from discontinued operations	(32)	74
Other	(30)	(32)
Net cash used in continuing financing activities	(1,084)	(890)
Net cash provided by (used in) discontinued financing activities	32	(74)
Net cash used in financing activities	(1,052)	(964)
Effect of currency translation on cash	1	20
Net decrease in cash, cash equivalents, and restricted cash	(283)	(659)
Cash, cash equivalents, and restricted cash at beginning of period	848	1,218
Cash, cash equivalents, and restricted cash at end of period	$565	$559

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of TE Connectivity Ltd. (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) have been prepared in United States (“U.S.”) dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the instructions to Form 10-Q under the Securities Exchange Act of 1934. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire fiscal year or any subsequent interim period.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which introduced a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of March 29, 2019. See Note 15 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the estimated amounts to include in the transaction price are based primarily on our assessment of anticipated performance and historical and forecasted information that is reasonably available to us.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 which codified ASC 842, Leases. This guidance, as subsequently amended, requires lessees to recognize a lease liability and a right-of-use asset for most leases and is effective for us in the first quarter of fiscal 2020. We are currently in the process of updating policies, internal controls, financial statement disclosures, and systems to incorporate the impact of the new standard in our financial reporting processes. We intend to adopt the standard using the optional transition method permitted by ASU No. 2018-11, which allows for application of the standard at the adoption date and no restatement of comparative periods. We expect that adoption will likely have a material impact on our Condensed Consolidated Balance Sheet; however, we currently do not expect adoption to have a material impact on our results of operations or cash flows. We believe that we are following an appropriate timeline to allow for the proper recognition, reporting, and disclosure of leases upon adoption of ASC 842 at the beginning of fiscal 2020.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, an update to ASC 815, Derivatives and Hedging. The update improves and simplifies hedge accounting and related disclosures. We elected to early adopt this update, which did not have a material impact on our Condensed Consolidated Financial Statements, in the quarter ended December 28, 2018.

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Restructuring charges, net	$42	$10	$117	$44
Other charges (credits), net	—	(4)	—	(4)
Restructuring and other charges, net	$42	$6	$117	$40

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions	$24	$1	$45	$5
Industrial Solutions	17	8	52	30
Communications Solutions	1	1	20	9
Restructuring charges, net	$42	$10	$117	$44

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 28,		Changes in	Cash	Non-Cash	Currency	March 29,
	2018	Charges	Estimate	Payments	Items	Translation	2019
	(in millions)
Fiscal 2019 Actions:
Employee severance	$—	$107	$—	$(14)	$—	$—	$93
Fiscal 2018 Actions:
Employee severance	114	1	—	(32)	—	(3)	80
Facility and other exit costs	4	2	—	(2)	—	—	4
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	118	5	—	(34)	(2)	(3)	84
Pre-Fiscal 2018 Actions:
Employee severance	49	7	(4)	(14)	—	(2)	36
Facility and other exit costs	—	1	—	(2)	—	1	—
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	49	9	(4)	(16)	(1)	(1)	36
Total Activity	$167	$121	$(4)	$(64)	$(3)	$(4)	$213

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the six months ended March 29, 2019, we recorded restructuring charges of $107 million. We expect to complete all restructuring actions commenced during the six months ended March 29, 2019 by the end of fiscal 2021 and to incur additional charges of approximately $20 million primarily in the Transportation Solutions and Industrial Solutions segments.

Fiscal 2018 Actions

During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with this program, during the six months ended March 29, 2019 and March 30, 2018, we recorded restructuring charges of $5 million and $35 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2018 by the end of fiscal 2020 and to incur additional charges of approximately $10 million primarily in the Industrial Solutions segment.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2018 Actions

Prior to fiscal 2018, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. Also prior to fiscal 2018, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the six months ended March 29, 2019 and March 30, 2018, we recorded net restructuring charges of $5 million and $9 million, respectively, related to pre-fiscal 2018 actions. We expect additional charges related to pre-fiscal 2018 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 29,	September 28,
	2019	2018
	(in millions)
Accrued and other current liabilities	$193	$141
Other liabilities	20	26
Restructuring reserves	$213	$167

3. Discontinued Operations

During the six months ended March 29, 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million and the guarantee liabilities discussed below. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.7 billion as of March 29, 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. During the six months ended March 29, 2019, we issued a guarantee of $70 million for a new project. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Net sales	$—	$183	$41	$326
Cost of sales	—	(151)	(50)	(283)
Selling, general, and administrative expenses	(1)	(16)	(5)	(23)
Research, development, and engineering expenses	—	(10)	(3)	(20)
Restructuring and other charges, net	—	(4)	(3)	(4)
Pre-tax income (loss) from discontinued operations	(1)	2	(20)	(4)
Pre-tax gain (loss) on sale of discontinued operations	10	(1)	(86)	(1)
Income tax (expense) benefit	1	(1)	9	(2)
Income (loss) from discontinued operations, net of income taxes	$10	$—	$(97)	$(7)

The following table presents balance sheet information for assets and liabilities held for sale at September 28, 2018; there were no such balances at March 29, 2019:

September 28,
2018
(in millions)
Accounts receivable, net	$72
Inventories	130
Other current assets	32
Property, plant, and equipment, net	221
Other assets	17
Total assets held for sale	$472

Accounts payable	$63
Accrued and other current liabilities	26
Deferred revenue	60
Other liabilities	39
Total liabilities held for sale	$188

4. Inventories

Inventories consisted of the following:

	March 29,	September 28,
	2019	2018
	(in millions)
Raw materials	$282	$276
Work in progress	777	656
Finished goods	911	925
Inventories	$1,970	$1,857

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(in millions)
September 28, 2018(1)	$1,993	$3,104	$587	$5,684
Currency translation and other	(14)	(39)	(5)	(58)
March 29, 2019(1)	$1,979	$3,065	$582	$5,626

(1)  At March 29, 2019 and September 28, 2018, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

6. Intangible Assets, Net

Intangible assets consisted of the following:

	March 29, 2019			September 28, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Customer relationships	$1,451	$(433)	$1,018	$1,468	$(389)	$1,079
Intellectual property	1,255	(694)	561	1,261	(653)	608
Other	34	(17)	17	33	(16)	17
Total	$2,740	$(1,144)	$1,596	$2,762	$(1,058)	$1,704

Intangible asset amortization expense was $45 million for the quarters ended March 29, 2019 and March 30, 2018 and $90 million for the six months ended March 29, 2019 and March 30, 2018.

At March 29, 2019, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2019	$90
Fiscal 2020	174
Fiscal 2021	171
Fiscal 2022	171
Fiscal 2023	170
Fiscal 2024	140
Thereafter	680
Total	$1,596

7. Debt

During the six months ended March 29, 2019, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued $350 million aggregate principal amount of senior floating rate notes due June 2020. The notes bear interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

During the six months ended March 29, 2019, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at March 29, 2019 or September 28, 2018.

As of March 29, 2019, TEGSA had $360 million of commercial paper outstanding at a weighted-average interest rate of 2.63%. TEGSA had $270 million of commercial paper outstanding at a weighted-average interest rate of 2.35% at September 28, 2018.

The fair value of our debt, based on indicative valuations, was approximately $4,172 million and $4,149 million at March 29, 2019 and September 28, 2018, respectively.

8. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non‑income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows.

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 29, 2019, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $14 million to $44 million, and we accrued $17 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 29, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $307 million.

We sold our SubCom business during the six months ended March 29, 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

9. Financial Instruments

Foreign Currency Exchange Rate Risk

During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturity of these contracts in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to post cash collateral.

At March 29, 2019 and September 28, 2018, our cross-currency swap contracts were in liability positions of $30 million and $100 million, respectively, and were recorded in other liabilities on the Condensed Consolidated Balance Sheets. At March 29, 2019 and September 28, 2018, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impacts of our cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$13	$(22)	$32	$(32)
Gains (losses) excluded from the hedging relationship(1)	21	(31)	38	(50)

(1)

Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

During fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the fiscal 2019 contracts was $1,901 million at March 29, 2019. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 3.00% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2023, we will pay the notional value of the contracts in the designated foreign currencies and receive U.S. dollars from our counterparties.

In addition to the cross-currency swap program, we hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,415 million and $4,064 million at March 29, 2019 and September 28, 2018, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$36	$(79)	$112	$(145)
Gains on cross-currency swap contracts designated as hedges of net investment(2)	42	—	37	—

(1)          Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.

(2)           Gains and losses on cross-currency swap contracts designated as hedges of net investment are recorded as currency translation.

10. Retirement Plans

The net periodic pension benefit cost for all non‑U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$12	$11	$3	$4
Interest cost	10	11	11	11
Expected return on plan assets	(16)	(17)	(15)	(15)
Amortization of net actuarial loss	6	5	5	5
Amortization of prior service credit	(2)	(1)	—	—
Net periodic pension benefit cost	$10	$9	$4	$5

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$24	$23	$6	$7
Interest cost	21	21	23	22
Expected return on plan assets	(32)	(34)	(29)	(30)
Amortization of net actuarial loss	12	11	9	11
Amortization of prior service credit	(4)	(3)	—	—
Net periodic pension benefit cost	$21	$18	$9	$10

The components of net periodic pension benefit cost other than service cost are included in net other income on the Condensed Consolidated Statements of Operations.

During the six months ended March 29, 2019, we contributed $19 million to our non-U.S. pension plans.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

11. Income Taxes

We recorded income tax expense of $91 million and $108 million for the quarters ended March 29, 2019 and March 30, 2018, respectively. The income tax expense for the quarter ended March 29, 2019 included $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions, partially offset by a $12 million income tax benefit resulting from lapses of statutes of limitations in certain non-U.S. jurisdictions. The income tax expense for the quarter ended March 30, 2018 included a $17 million income tax benefit resulting from lapses of statutes of limitations in certain non-U.S. jurisdictions.

We recorded income tax expense of $169 million and $707 million for the six months ended March 29, 2019 and March 30, 2018, respectively. The income tax expense for the six months ended March 29, 2019 included $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions. The income tax expense for the six months ended March 30, 2018 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the “Act”) and a $61 million net income tax benefit related to certain legal entity restructurings. During the quarter ended December 29, 2017, the period of enactment of the Act, we were required to revalue our U.S. federal deferred tax assets and liabilities at a U.S. federal corporate income tax rate of 21% and we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $130 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 29, 2019.

Tax Sharing Agreement

Under a Tax Sharing Agreement, we, Tyco International plc (“Tyco International”), and Covidien plc (“Covidien”) share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to the collective income tax returns for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. As a result of subsequent transactions, Tyco International and Covidien now operate as part of Johnson Controls International plc and Medtronic plc, respectively. We have substantially settled all U.S. federal income tax matters with the Internal Revenue Service for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

12. Earnings Per Share

The weighted‑average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Basic	338	351	340	351
Dilutive impact of share-based compensation arrangements	2	3	2	4
Diluted	340	354	342	355

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Antidilutive share options	1	—	1	1

13. Shareholders’ Equity

Common Shares Held in Treasury

In March 2019, our shareholders approved the cancellation of 6 million shares purchased under our share repurchase program during the period beginning September 30, 2017 and ending September 28, 2018. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
Dividends paid per common share	$0.44	$0.40	$0.88	$0.80

In March 2019, our shareholders approved a dividend payment to shareholders of $1.84 per share, payable in four equal quarterly installments of $0.46 per share beginning in the third quarter of fiscal 2019 and ending in the second quarter of fiscal 2020.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At March 29, 2019 and September 28, 2018, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $620 million and $303 million, respectively.

Share Repurchase Program

During the six months ended March 29, 2019, our board of directors authorized an increase of $1.5 billion in the share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 29,	March 30,
	2019	2018
	(in millions)
Number of common shares repurchased	9	4
Repurchase value	$684	$383

At March 29, 2019, we had $1.8 billion of availability remaining under our share repurchase authorization.

14. Share Plans

Share‑based compensation expense, which was included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Share-based compensation expense	$15	$23	$38	$51

As of March 29, 2019, there was $150 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

During the quarter ended December 28, 2018, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.6	$13.36
Restricted share awards	0.6	76.66
Performance share awards	0.2	76.66

As of March 29, 2019, we had 18 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Share‑Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	20%
Risk-free interest rate	3.0%
Expected annual dividend per share	$1.76
Expected life of options (in years)	5.2

15. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions:
Automotive	$1,425	$1,571	$2,894	$3,088
Commercial transportation	324	333	621	633
Sensors	222	230	442	445
Total Transportation Solutions	1,971	2,134	3,957	4,166
Industrial Solutions:
Industrial equipment	502	496	985	967
Aerospace, defense, oil, and gas	331	298	616	552
Energy	174	178	334	335
Total Industrial Solutions	1,007	972	1,935	1,854
Communications Solutions:
Data and devices	251	258	508	496
Appliances	183	198	359	382
Total Communications Solutions	434	456	867	878
Total	$3,412	$3,562	$6,759	$6,898

(1)	Intersegment sales were not material and were recorded at selling prices that approximated market prices.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$824	$934	$1,580	$1,742
Industrial Solutions	382	410	732	754
Communications Solutions	70	81	135	147
Total EMEA	1,276	1,425	2,447	2,643
Asia–Pacific:
Transportation Solutions	674	756	1,438	1,561
Industrial Solutions	155	164	310	327
Communications Solutions	241	262	495	514
Total Asia–Pacific	1,070	1,182	2,243	2,402
Americas:
Transportation Solutions	473	444	939	863
Industrial Solutions	470	398	893	773
Communications Solutions	123	113	237	217
Total Americas	1,066	955	2,069	1,853
Total	$3,412	$3,562	$6,759	$6,898

(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions	$316	$427	$648	$844
Industrial Solutions	137	125	237	227
Communications Solutions	77	69	129	136
Total	$530	$621	$1,014	$1,207

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Tyco Electronics Group S.A.

Tyco Electronics Group S.A. (“TEGSA”), a Luxembourg company and our 100%-owned subsidiary, is a holding company that owns, directly or indirectly, all of our operating subsidiaries. TEGSA is the obligor under our senior notes, commercial paper, and Credit Facility, which are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd. The following tables present condensed consolidating financial information for TE Connectivity Ltd., TEGSA, and all other subsidiaries that are not providing a guarantee of debt but which represent assets of TEGSA, using the equity method of accounting.

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,412	$—	$3,412
Cost of sales	—	—	2,294	—	2,294
Gross margin	—	—	1,118	—	1,118
Selling, general, and administrative expenses, net	28	9	336	—	373
Research, development, and engineering expenses	—	—	166	—	166
Acquisition and integration costs	—	—	7	—	7
Restructuring and other charges, net	—	—	42	—	42
Operating income (loss)	(28)	(9)	567	—	530
Interest income	—	1	3	—	4
Interest expense	—	(14)	(1)	—	(15)
Other income, net	—	1	—	—	1
Equity in net income of subsidiaries	489	560	—	(1,049)	—
Equity in net income of subsidiaries of discontinued operations	10	3	—	(13)	—
Intercompany interest income (expense), net	(32)	(50)	82	—	—
Income from continuing operations before income taxes	439	492	651	(1,062)	520
Income tax expense	—	—	(91)	—	(91)
Income from continuing operations	439	492	560	(1,062)	429
Income from discontinued operations, net of income taxes	—	7	3	—	10
Net income	439	499	563	(1,062)	439
Other comprehensive income	97	97	47	(144)	97
Comprehensive income	$536	$596	$610	$(1,206)	$536

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended March 30, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,562	$—	$3,562
Cost of sales	—	—	2,350	—	2,350
Gross margin	—	—	1,212	—	1,212
Selling, general, and administrative expenses, net	41	9	359	—	409
Research, development, and engineering expenses	—	—	173	—	173
Acquisition and integration costs	—	—	3	—	3
Restructuring and other charges, net	—	—	6	—	6
Operating income (loss)	(41)	(9)	671	—	621
Interest income	—	1	3	—	4
Interest expense	—	(29)	1	—	(28)
Other income, net	—	—	1	—	1
Equity in net income of subsidiaries	548	555	—	(1,103)	—
Intercompany interest income (expense), net	(17)	30	(13)	—	—
Income from continuing operations before income taxes	490	548	663	(1,103)	598
Income tax expense	—	—	(108)	—	(108)
Net income	490	548	555	(1,103)	490
Other comprehensive income	73	73	94	(167)	73
Comprehensive income	$563	$621	$649	$(1,270)	$563

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,759	$—	$6,759
Cost of sales	—	—	4,527	—	4,527
Gross margin	—	—	2,232	—	2,232
Selling, general, and administrative expenses, net	63	(98)	797	—	762
Research, development, and engineering expenses	—	—	327	—	327
Acquisition and integration costs	—	—	12	—	12
Restructuring and other charges, net	—	—	117	—	117
Operating income (loss)	(63)	98	979	—	1,014
Interest income	—	1	8	—	9
Interest expense	—	(41)	(1)	—	(42)
Other income (expense), net	—	1	(1)	—	—
Equity in net income of subsidiaries	930	949	—	(1,879)	—
Equity in net loss of subsidiaries of discontinued operations	(97)	(46)	—	143	—
Intercompany interest income (expense), net	(55)	(78)	133	—	—
Income from continuing operations before income taxes	715	884	1,118	(1,736)	981
Income tax expense	—	—	(169)	—	(169)
Income from continuing operations	715	884	949	(1,736)	812
Loss from discontinued operations, net of income taxes	—	(51)	(46)	—	(97)
Net income	715	833	903	(1,736)	715
Other comprehensive income	146	146	82	(228)	146
Comprehensive income	$861	$979	$985	$(1,964)	$861

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended March 30, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,898	$—	$6,898
Cost of sales	—	—	4,522	—	4,522
Gross margin	—	—	2,376	—	2,376
Selling, general, and administrative expenses, net	88	6	692	—	786
Research, development, and engineering expenses	—	—	338	—	338
Acquisition and integration costs	—	—	5	—	5
Restructuring and other charges, net	—	—	40	—	40
Operating income (loss)	(88)	(6)	1,301	—	1,207
Interest income	—	1	7	—	8
Interest expense	—	(55)	1	—	(54)
Other income, net	—	—	3	—	3
Equity in net income of subsidiaries	575	577	—	(1,152)	—
Equity in net loss of subsidiaries of discontinued operations	(7)	(7)	—	14	—
Intercompany interest income (expense), net	(30)	58	(28)	—	—
Income from continuing operations before income taxes	450	568	1,284	(1,138)	1,164
Income tax expense	—	—	(707)	—	(707)
Income from continuing operations	450	568	577	(1,138)	457
Loss from discontinued operations, net of income taxes	—	—	(7)	—	(7)
Net income	450	568	570	(1,138)	450
Other comprehensive income	149	149	181	(330)	149
Comprehensive income	$599	$717	$751	$(1,468)	$599

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$565	$—	$565
Accounts receivable, net	—	—	2,463	—	2,463
Inventories	—	—	1,970	—	1,970
Intercompany receivables	43	3,493	64	(3,600)	—
Prepaid expenses and other current assets	3	52	393	—	448
Total current assets	46	3,545	5,455	(3,600)	5,446
Property, plant, and equipment, net	—	—	3,596	—	3,596
Goodwill	—	—	5,626	—	5,626
Intangible assets, net	—	—	1,596	—	1,596
Deferred income taxes	—	—	2,607	—	2,607
Investment in subsidiaries	14,169	32,623	—	(46,792)	—
Intercompany loans receivable	—	1,565	19,531	(21,096)	—
Other assets	—	30	361	—	391
Total assets	$14,215	$37,763	$38,772	$(71,488)	$19,262
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$—	$610	$2	$—	$612
Accounts payable	3	—	1,482	—	1,485
Accrued and other current liabilities	662	36	1,072	—	1,770
Intercompany payables	3,556	2	42	(3,600)	—
Total current liabilities	4,221	648	2,598	(3,600)	3,867
Long-term debt	—	3,368	2	—	3,370
Intercompany loans payable	—	19,531	1,565	(21,096)	—
Long-term pension and postretirement liabilities	—	—	1,081	—	1,081
Deferred income taxes	—	—	196	—	196
Income taxes	—	—	333	—	333
Other liabilities	—	47	374	—	421
Total liabilities	4,221	23,594	6,149	(24,696)	9,268
Total shareholders' equity	9,994	14,169	32,623	(46,792)	9,994
Total liabilities and shareholders' equity	$14,215	$37,763	$38,772	$(71,488)	$19,262

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of September 28, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$848	$—	$848
Accounts receivable, net	—	—	2,361	—	2,361
Inventories	—	—	1,857	—	1,857
Intercompany receivables	37	2,391	48	(2,476)	—
Prepaid expenses and other current assets	5	112	544	—	661
Assets held for sale	—	—	472	—	472
Total current assets	42	2,503	6,130	(2,476)	6,199
Property, plant, and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	5,684	—	5,684
Intangible assets, net	—	—	1,704	—	1,704
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	13,626	26,613	—	(40,239)	—
Intercompany loans receivable	2	6,535	17,887	(24,424)	—
Other assets	—	—	1,158	—	1,158
Total assets	$13,670	$35,651	$38,204	$(67,139)	$20,386
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$—	$961	$2	$—	$963
Accounts payable	2	—	1,546	—	1,548
Accrued and other current liabilities	400	36	1,275	—	1,711
Intercompany payables	2,437	—	39	(2,476)	—
Liabilities held for sale	—	—	188	—	188
Total current liabilities	2,839	997	3,050	(2,476)	4,410
Long-term debt	—	3,033	4	—	3,037
Intercompany loans payable	—	17,888	6,536	(24,424)	—
Long-term pension and postretirement liabilities	—	—	1,102	—	1,102
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	312	—	312
Other liabilities	—	107	380	—	487
Total liabilities	2,839	22,025	11,591	(26,900)	9,555
Total shareholders' equity	10,831	13,626	26,613	(40,239)	10,831
Total liabilities and shareholders' equity	$13,670	$35,651	$38,204	$(67,139)	$20,386

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$(121)	$(79)	$1,083	$—	$883
Net cash used in discontinued operating activities	—	—	(30)	—	(30)
Net cash provided by (used in) operating activities	(121)	(79)	1,053	—	853
Cash flows from investing activities:
Capital expenditures	—	—	(401)	—	(401)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	312	(15)	—	297
Change in intercompany loans	—	5,475	—	(5,475)	—
Other	—	—	8	—	8
Net cash provided by (used in) continuing investing activities	—	5,787	(395)	(5,475)	(83)
Net cash used in discontinued investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	5,787	(397)	(5,475)	(85)
Cash flows from financing activities:
Changes in parent company equity(1)	38	(5,704)	5,666	—	—
Net increase in commercial paper	—	90	—	—	90
Proceeds from issuance of debt	—	350	—	—	350
Repayment of debt	—	(441)	—	—	(441)
Proceeds from exercise of share options	—	—	17	—	17
Repurchase of common shares	(739)	—	—	—	(739)
Payment of common share dividends to shareholders	(299)	—	—	—	(299)
Loan activity with parent	1,121	—	(6,596)	5,475	—
Transfers to discontinued operations	—	—	(32)	—	(32)
Other	—	(3)	(27)	—	(30)
Net cash provided by (used in) continuing financing activities	121	(5,708)	(972)	5,475	(1,084)
Net cash provided by discontinued financing activities	—	—	32	—	32
Net cash provided by (used in) financing activities	121	(5,708)	(940)	5,475	(1,052)
Effect of currency translation on cash	—	—	1	—	1
Net decrease in cash, cash equivalents, and restricted cash	—	—	(283)	—	(283)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	848	—	848
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$565	$—	$565

(1)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended March 30, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities (1)	$(116)	$(67)	$835	$(7)	$645
Net cash provided by discontinued operating activities	—	—	82	—	82
Net cash provided by (used in) operating activities	(116)	(67)	917	(7)	727
Cash flows from investing activities:
Capital expenditures	—	—	(439)	—	(439)
Proceeds from sale of property, plant, and equipment	—	—	7	—	7
Intercompany distribution receipts(1)	—	64	—	(64)	—
Change in intercompany loans	—	335	—	(335)	—
Other	—	—	(2)	—	(2)
Net cash provided by (used in) continuing investing activities	—	399	(434)	(399)	(434)
Net cash used in discontinued investing activities	—	—	(8)	—	(8)
Net cash provided by (used in) investing activities	—	399	(442)	(399)	(442)
Cash flows from financing activities:
Changes in parent company equity(2)	62	32	(94)	—	—
Net increase in commercial paper	—	225	—	—	225
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	94	—	94
Repurchase of common shares	(218)	—	(163)	—	(381)
Payment of common share dividends to shareholders	(285)	—	4	—	(281)
Intercompany distributions(1)	—	—	(71)	71	—
Loan activity with parent	557	—	(892)	335	—
Transfers from discontinued operations	—	—	74	—	74
Other	—	—	(32)	—	(32)
Net cash provided by (used in) continuing financing activities	116	(332)	(1,080)	406	(890)
Net cash used in discontinued financing activities	—	—	(74)	—	(74)
Net cash provided by (used in) financing activities	116	(332)	(1,154)	406	(964)
Effect of currency translation on cash	—	—	20	—	20
Net decrease in cash, cash equivalents, and restricted cash	—	—	(659)	—	(659)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	1,218	—	1,218
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$559	$—	$559

(1)	During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $71 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10‑Q. The following discussion may contain forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward‑looking statements as a result of many factors, including but not limited to those under the heading “Forward‑Looking Information” and “Part II. Item 1A. Risk Factors.”

Our Condensed Consolidated Financial Statements have been prepared in United States (“U.S.”) dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The following discussion includes organic net sales growth which is a non‑GAAP financial measure. See “Non‑GAAP Financial Measure” for additional information regarding this measure.

Overview

TE Connectivity Ltd. (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global technology and manufacturing leader creating a safer, sustainable, productive, and connected future. For more than 75 years, our connectivity and sensor solutions, proven in the harshest environments, have enabled advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

Highlights for the second quarter and first six months of fiscal 2019 include the following:

•

Our net sales decreased 4.2% and 2.0% in the second quarter and first six months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018, with sales declines in the Transportation Solutions and, to a lesser degree, the Communications Solutions segment, partially offset by growth in the Industrial Solutions segment. On an organic basis, our net sales decreased 0.5% during the second quarter of fiscal 2019 and increased 0.7% during the first six months of fiscal 2019, as compared to the same periods of fiscal 2018.

•	Our net sales by segment were as follows:
•	Transportation Solutions—Our net sales decreased 7.6% and 5.0% in the second quarter and first six months of fiscal 2019, respectively, due primarily to sales declines in the automotive end market.
•

Industrial Solutions—Our net sales increased 3.6% and 4.4% during the second quarter and first six months of fiscal 2019, respectively, primarily as a result of increased sales in the aerospace, defense, oil, and gas end market.

•	Communications Solutions—Our net sales decreased 4.8% and 1.3% in the second quarter and first six months of fiscal 2019, respectively, due primarily to sales declines in the appliances end market.
•	Net cash provided by continuing operating activities was $883 million in the first six months of fiscal 2019.

Outlook

In the third quarter of fiscal 2019, we expect our net sales to be between $3.4 billion and $3.5 billion as compared to $3.6 billion in the third quarter of fiscal 2018. This decrease reflects sales declines in the Transportation Solutions and Communications Solutions segments relative to the third quarter of fiscal 2018. Additional information regarding expectations for our reportable segments for the third quarter of fiscal 2019 as compared to the same period of fiscal 2018 is as follows:

•

Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in the Asia–Pacific and Europe/Middle East/Africa (“EMEA”) regions. Excluding the negative impact of changes in foreign currency exchange rates, we expect our net sales to decrease at a lesser rate than declines in global automotive production in the third quarter of fiscal 2019 as a result of our increased content per vehicle.

•

Industrial Solutions—We expect our net sales growth in the aerospace, defense, oil, and gas end market to be offset by declines in the energy and industrial equipment end markets. In the industrial equipment end market, market weakness in factory automation and controls applications is expected to be partially offset by growth in medical applications.

•	Communications Solutions—We expect our net sales to decline in the data and devices and the appliances end markets primarily as a result of market weakness in the Asia–Pacific region.

We expect diluted earnings per share from continuing operations to be in the range of $1.13 to $1.17 per share in the third quarter of fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $120 million and $0.06 per share, respectively, in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018.

For fiscal 2019, we expect our net sales to be between $13.55 billion and $13.75 billion as compared to $14.0 billion in fiscal 2018. This decrease is driven primarily by sales declines in the Transportation Solutions and Communications Solutions segments relative to fiscal 2018. Additional information regarding expectations for our reportable segments for fiscal 2019 compared to fiscal 2018 is as follows:

•

Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in China and the EMEA region. We expect global automotive production to decline approximately 5% in fiscal 2019.

•

Industrial Solutions—We expect our net sales increase in the aerospace, defense, oil, and gas end market to be partially offset by declines in the energy end market. In the industrial equipment end market, we expect market weakness in factory automation and controls applications to be largely offset by growth in medical applications.

•	Communications Solutions—We expect our net sales to decline in the data and devices and the appliances end markets due primarily to market weakness in the Asia–Pacific region.

We expect diluted earnings per share from continuing operations to be in the range of $4.88 to $4.98 per share in fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $400 million and $0.16 per share, respectively, in fiscal 2019 as compared to fiscal 2018.

The above outlook is based on foreign currency exchange rates and commodity prices that are consistent with current levels.

We are monitoring the current macroeconomic environment and its potential effects on our customers and the end markets we serve. We continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in “Liquidity and Capital Resources.”

In September 2018, Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), subject to a referendum and a public vote in May 2019. Swiss Tax Reform will change income taxation at both the federal and cantonal levels. Prior to approval in the referendum and its subsequent cantonal implementation, the proposed Swiss Tax Reform is not enacted and therefore we have not reflected any of the potential impacts on our Condensed Consolidated Financial Statements or in the above outlook. We are currently assessing the impacts of the proposed Swiss Tax Reform. If enacted, the federal provisions and subsequent cantonal implementation of Swiss Tax Reform may have a material impact on our Condensed Consolidated Financial Statements.

Discontinued Operations

During the first six months of fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre‑tax loss on sale of $86 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 30,		March 29,		March 30,
	2019		2018		2019		2018
	($ in millions)
Transportation Solutions	$1,971	58%	$2,134	60%	$3,957	58%	$4,166	60%
Industrial Solutions	1,007	29	972	27	1,935	29	1,854	27
Communications Solutions	434	13	456	13	867	13	878	13
Total	$3,412	100%	$3,562	100%	$6,759	100%	$6,898	100%

The following table provides an analysis of the change in our net sales by segment:

	Changes in Net Sales for the Quarter Ended March 29, 2019						Changes in Net Sales for the Six Months Ended March 29, 2019
	versus Net Sales for the Quarter Ended March 30, 2018						versus Net Sales for the Six Months Ended March 30, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisition	Sales Growth		Sales Growth		Translation	Acquisition
	($ in millions)
Transportation Solutions	$(163)	(7.6)%	$(62)	(2.9)%	$(101)	$—	$(209)	(5.0)%	$(58)	(1.4)%	$(151)	$—
Industrial Solutions	35	3.6	53	5.4	(39)	21	81	4.4	93	5.0	(54)	42
Communications Solutions	(22)	(4.8)	(8)	(1.8)	(14)	—	(11)	(1.3)	11	1.3	(22)	—
Total	$(150)	(4.2)%	$(17)	(0.5)%	$(154)	$21	$(139)	(2.0)%	$46	0.7%	$(227)	$42

Net sales decreased $150 million, or 4.2%, in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 primarily as a result of the negative impact of foreign currency translation of 4.3% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $27 million in the second quarter of fiscal 2019.

In the first six months of fiscal 2019, net sales decreased $139 million, or 2.0%, as compared to the first six months of fiscal 2018. The decrease resulted from the negative impact of foreign currency translation of 3.3% due to the weakening of certain foreign currencies, partially offset by organic sales growth of 0.7% and sales contributions from an acquisition of 0.6%. Price erosion adversely affected organic net sales by $55 million in the first six months of fiscal 2019.

See further discussion of net sales below under “Segment Results.”

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2019.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 30,		March 29,		March 30,
	2019		2018		2019		2018
	($ in millions)
EMEA	$1,276	38%	$1,425	40%	$2,447	36%	$2,643	38%
Asia–Pacific	1,070	31	1,182	33	2,243	33	2,402	35
Americas	1,066	31	955	27	2,069	31	1,853	27
Total	$3,412	100%	$3,562	100%	$6,759	100%	$6,898	100%

(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 29, 2019						Change in Net Sales for the Six Months Ended March 29, 2019
	versus Net Sales for the Quarter Ended March 30, 2018						versus Net Sales for the Six Months Ended March 30, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisition	Sales Growth		Sales Growth		Translation	Acquisition
	($ in millions)
EMEA	$(149)	(10.5)%	$(57)	(4.2)%	$(105)	$13	$(196)	(7.4)%	$(79)	(3.0)%	$(143)	$26
Asia–Pacific	(112)	(9.5)	(74)	(6.4)	(40)	2	(159)	(6.6)	(96)	(4.0)	(67)	4
Americas	111	11.6	114	12.0	(9)	6	216	11.7	221	11.9	(17)	12
Total	$(150)	(4.2)%	$(17)	(0.5)%	$(154)	$21	$(139)	(2.0)%	$46	0.7%	$(227)	$42

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Cost of sales	$2,294	$2,350	$(56)	$4,527	$4,522	$5
As a percentage of net sales	67.2%	66.0%		67.0%	65.6%

Gross margin	$1,118	$1,212	$(94)	$2,232	$2,376	$(144)
As a percentage of net sales	32.8%	34.0%		33.0%	34.4%

Gross margin decreased $94 million and $144 million in the second quarter and first six months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The decreases were due primarily to the unfavorable impact of product mix and the negative impact of foreign currency translation, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 32.8% in the second quarter of fiscal 2019 from 34.0% in the second quarter of fiscal 2018 and decreased to 33.0% in the first six months of fiscal 2019 from 34.4% in the same period of fiscal 2018.

Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 175 million pounds of copper, 130,000 troy ounces of gold, and 2.7 million troy ounces of silver in fiscal 2019. The following table presents the average prices incurred related to copper, gold, and silver:

		For the		For the
		Quarters Ended		Six Months Ended
		March 29,	March 30,	March 29,	March 30,
	Measure	2019	2018	2019	2018
Copper	Lb.	$3.01	$2.76	$2.92	$2.78
Gold	Troy oz.	1,312	1,293	1,303	1,279
Silver	Troy oz.	16.60	17.51	16.60	17.30

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Selling, general, and administrative expenses	$373	$409	$(36)	$762	$786	$(24)
As a percentage of net sales	10.9%	11.5%		11.3%	11.4%

Restructuring and other charges, net	$42	$6	$36	$117	$40	$77

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $36 million in the second quarter of fiscal 2019 from the second quarter of fiscal 2018 due primarily to cost control measures and savings attributable to restructuring actions as well as reduced selling expenses and lower incentive compensation costs. Selling, general, and administrative expenses decreased $24 million in the first six months of fiscal 2019 from the same period of fiscal 2018 due primarily to cost control measures and savings attributable to restructuring actions as well as lower incentive compensation costs. Selling, general, and administrative expenses as a percentage of net sales decreased to 10.9% in the second quarter of fiscal 2019 from 11.5% in the second quarter of fiscal 2018 and decreased to 11.3% in the first six months of fiscal 2019 from 11.4% in the same period of fiscal 2018.

Restructuring and Other Charges, Net.  We are committed to continuous productivity improvements and consistently evaluate opportunities to simplify our global manufacturing footprint, migrate facilities to lower‑cost regions, reduce fixed costs, and eliminate excess capacity. These initiatives are designed to help us maintain our competitiveness in the industry, improve our operating leverage, and position us for future growth.

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with these initiatives, we incurred net restructuring charges of $117 million during the first six months of fiscal 2019, of which $107 million related to the fiscal 2019 restructuring program. Annualized cost savings related to the fiscal 2019 actions commenced during the first six months of fiscal 2019 are expected to be approximately $100 million and are expected to be realized by the end of fiscal 2021. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

In response to market weakness, we are initiating incremental restructuring actions, primarily in our Transportation Solutions segment, to broaden the scope of our cost reduction initiatives and accelerate cost reduction and factory footprint consolidation activities. These incremental actions, which are primarily comprised of employee severance, are expected to result in incremental restructuring charges of approximately $100 million during fiscal 2019.

In fiscal 2019, we expect total restructuring charges to be approximately $250 million, and we expect total spending, which will be funded with cash from operations, to be approximately $140 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$530	$621	$(91)	$1,014	$1,207	$(193)
Operating margin	15.5%	17.4%		15.0%	17.5%

Operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$7	$3	$12	$5
Charges associated with the amortization of acquisition-related fair value adjustments	2	2	3	7
	9	5	15	12
Restructuring and other charges, net	42	6	117	40
Total	$51	$11	$132	$52

See discussion of operating income below under “Segment Results.”

Non‑Operating Items

The following table presents select non‑operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Interest expense	$15	$28	$(13)	$42	$54	$(12)
Income tax expense	91	108	(17)	169	707	(538)
Effective tax rate	17.5%	18.1%		17.2%	60.7%

Income (loss) from discontinued operations, net of income taxes	$10	$—	$10	$(97)	$(7)	$(90)

Interest Expense.  Interest expense decreased $13 million and $12 million during the second quarter and first six months of fiscal 2019, respectively, due primarily to the expansion of our cross-currency swap program in fiscal 2019. Under the terms of the fiscal 2019 contracts, we receive interest in U.S. dollars at a weighted-average rate of 3.00% per annum and pay no interest. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes.  See Note 11 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense for the second quarters and first six months of fiscal 2019 and 2018.

Income (Loss) from Discontinued Operations, Net of Income Taxes.  During the first six months of fiscal 2019, we sold our SubCom business for net cash proceeds of $297 million and incurred a pre‑tax loss on sale of $86 million. The net sales of the business were $41 million and $326 million in the first six months of fiscal 2019 and 2018, respectively. The results for the first six months of fiscal 2019 represent one month of activity. In the first six months of fiscal 2018, net sales and operating income were negatively impacted by production delays on a program. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales.  The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 30,		March 29,		March 30,
	2019		2018		2019		2018
	($ in millions)
Automotive	$1,425	72%	$1,571	74%	$2,894	73%	$3,088	74%
Commercial transportation	324	17	333	15	621	16	633	15
Sensors	222	11	230	11	442	11	445	11
Total	$1,971	100%	$2,134	100%	$3,957	100%	$4,166	100%

(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2019					Change in Net Sales for the Six Months Ended March 29, 2019
	versus Net Sales for the Quarter Ended March 30, 2018					versus Net Sales for the Six Months Ended March 30, 2018
	Net		Organic Net			Net		Organic Net
	Sales Growth		Sales Growth		Translation	Sales Growth		Sales Growth		Translation
	($ in millions)
Automotive	$(146)	(9.3)%	$(70)	(4.6)%	$(76)	$(194)	(6.3)%	$(79)	(2.6)%	$(115)
Commercial transportation	(9)	(2.7)	6	1.6	(15)	(12)	(1.9)	11	1.6	(23)
Sensors	(8)	(3.5)	2	1.0	(10)	(3)	(0.7)	10	2.3	(13)
Total	$(163)	(7.6)%	$(62)	(2.9)%	$(101)	$(209)	(5.0)%	$(58)	(1.4)%	$(151)

Net sales in the Transportation Solutions segment decreased $163 million, or 7.6%, in the second quarter of fiscal 2019 from the second quarter of fiscal 2018 due to the negative impact of foreign currency translation of 4.7% and organic net sales declines of 2.9%. Our organic net sales by industry end market were as follows:

•

Automotive—Our organic net sales decreased 4.6% in the second quarter of fiscal 2019 with declines of 9.8% and 3.4% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 4.0% in the Americas region. Our declines in the Asia–Pacific and EMEA regions were driven by market weakness. In the Americas region, our growth resulted from electronification and market share gains.

•

Commercial transportation—Our organic net sales increased 1.6% in the second quarter of fiscal 2019 due to content and share gains in the Americas and EMEA regions, partially offset by weakness in the Asia–Pacific region.

•	Sensors—Our organic net sales increased 1.0% in the second quarter of fiscal 2019 due primarily to growth in the industrial equipment market.

In the first six months of fiscal 2019, net sales in the Transportation Solutions segment decreased $209 million, or 5.0%, as compared to the first six months of fiscal 2018 as a result of the negative impact of foreign currency translation of 3.6% and organic net sales declines of 1.4%. Our organic net sales by industry end market were as follows:

•

Automotive—Our organic net sales decreased 2.6% in the first six months of fiscal 2019 due to declines of 6.4% and 3.1% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 7.8% in the Americas region. Our declines in the Asia–Pacific and EMEA regions resulted from market weakness. In the Americas region, our growth was attributable to electronification and market share gains.

•

Commercial transportation—Our organic net sales increased 1.6% in the first six months of fiscal 2019 as a result of content and share gains in the Americas and EMEA regions, partially offset by declines in the Asia–Pacific region.

•	Sensors—Our organic net sales increased 2.3% in the first six months of fiscal 2019 primarily as a result of growth in the industrial equipment market.

Operating Income.  The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$316	$427	$(111)	$648	$844	$(196)
Operating margin	16.0%	20.0%		16.4%	20.3%

Operating income in the Transportation Solutions segment decreased $111 million and $196 million in the second quarter and first six months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The Transportation Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$4	$2	$7	$3
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	4
	4	2	7	7
Restructuring and other charges, net	24	(2)	45	2
Total	$28	$—	$52	$9

Excluding these items, operating income decreased in the second quarter and first six months of fiscal 2019 due primarily to the unfavorable impact of product mix and price erosion.

Industrial Solutions

Net Sales.  The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 30,		March 29,		March 30,
	2019		2018		2019		2018
	($ in millions)
Industrial equipment	$502	50%	$496	51%	$985	51%	$967	52%
Aerospace, defense, oil, and gas	331	33	298	31	616	32	552	30
Energy	174	17	178	18	334	17	335	18
Total	$1,007	100%	$972	100%	$1,935	100%	$1,854	100%

(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2019						Change in Net Sales for the Six Months Ended March 29, 2019
	versus Net Sales for the Quarter Ended March 30, 2018						versus Net Sales for the Six Months Ended March 30, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisition	Sales Growth		Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$6	1.2%	$5	0.8%	$(20)	$21	$18	1.9%	$3	0.2%	$(27)	$42
Aerospace, defense, oil, and gas	33	11.1	39	13.3	(6)	—	64	11.6	72	13.1	(8)	—
Energy	(4)	(2.2)	9	4.2	(13)	—	(1)	(0.3)	18	5.0	(19)	—
Total	$35	3.6%	$53	5.4%	$(39)	$21	$81	4.4%	$93	5.0%	$(54)	$42

Net sales in the Industrial Solutions segment increased $35 million, or 3.6%, in the second quarter of fiscal 2019 from the second quarter of fiscal 2018 as a result of organic net sales growth of 5.4% and sales contributions from an acquisition of 2.2%, partially offset by the negative impact of foreign currency translation of 4.0%. Our organic net sales by industry end market were as follows:

•

Industrial equipment—Our organic net sales increased 0.8% in the second quarter of fiscal 2019 due primarily to strength in medical applications, partially offset by market weakness in factory automation and controls.

•

Aerospace, defense, oil, and gas—Our organic net sales increased 13.3% in the second quarter of fiscal 2019 primarily as a result of strength in the commercial aerospace, defense, and oil and gas markets.

•	Energy—Our organic net sales increased 4.2% in the second quarter of fiscal 2019 due primarily to strength in the Americas region.

In the first six months of fiscal 2019, net sales in the Industrial Solutions segment increased $81 million, or 4.4%, from the first six months of fiscal 2018 due primarily to organic net sales growth of 5.0% and sales contributions from an acquisition of 2.3%, partially offset by the negative impact of foreign currency translation of 2.9%. Our organic net sales by industry end market were as follows:

•	Industrial equipment—Our organic net sales were flat in the first six months of fiscal 2019 with strength in medical applications offset by market weakness in factory automation and controls.
•	Aerospace, defense, oil, and gas—Our organic net sales increased 13.1% in the first six months of fiscal 2019 due primarily to growth in the commercial aerospace, defense, and oil and gas markets.

•	Energy—Our organic net sales increased 5.0% in the first six months of fiscal 2019 primarily as a result of strength in the Americas region.

Operating Income.  The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$137	$125	$12	$237	$227	$10
Operating margin	13.6%	12.9%		12.2%	12.2%

Operating income in the Industrial Solutions segment increased $12 million and $10 million in the second quarter and first six months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The Industrial Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$1	$5	$2
Charges associated with the amortization of acquisition-related fair value adjustments	2	2	3	3
	5	3	8	5
Restructuring and other charges, net	17	7	52	29
Total	$22	$10	$60	$34

Excluding these items, operating income increased in the second quarter and first six months of fiscal 2019 primarily as a result of higher volume.

Communications Solutions

Net Sales.  The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 29,		March 30,		March 29,		March 30,
	2019		2018		2019		2018
	($ in millions)
Data and devices	$251	58%	$258	57%	$508	59%	$496	56%
Appliances	183	42	198	43	359	41	382	44
Total	$434	100%	$456	100%	$867	100%	$878	100%

(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 29, 2019					Change in Net Sales for the Six Months Ended March 29, 2019
	versus Net Sales for the Quarter Ended March 30, 2018					versus Net Sales for the Six Months Ended March 30, 2018
	Net		Organic Net			Net		Organic Net
	Sales Growth		Sales Growth		Translation	Sales Growth		Sales Growth		Translation
	($ in millions)
Data and devices	$(7)	(2.7)%	$—	(0.1)%	$(7)	$12	2.4%	$22	4.5%	$(10)
Appliances	(15)	(7.6)	(8)	(4.1)	(7)	(23)	(6.0)	(11)	(2.9)	(12)
Total	$(22)	(4.8)%	$(8)	(1.8)%	$(14)	$(11)	(1.3)%	$11	1.3%	$(22)

Net sales in the Communications Solutions segment decreased $22 million, or 4.8%, in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018 due to the negative impact of foreign currency translation of 3.0% and organic net sales declines of 1.8%. Our organic net sales by industry end market were as follows:

•

Data and devices—Our organic net sales were flat in the second quarter of fiscal 2019 with market weakness in the Asia–Pacific region offset by growth in high speed connectivity in data center applications.

•	Appliances—Our organic net sales decreased 4.1% in the second quarter of fiscal 2019 due to market weakness in the Asia–Pacific and EMEA regions, partially offset by growth in the Americas region.

In the first six months of fiscal 2019, net sales in the Communications Solutions segment decreased $11 million, or 1.3%, as compared to the same period of fiscal 2018 due to the negative impact of foreign currency translation of 2.6%, partially offset by organic net sales growth of 1.3%. Our organic net sales by industry end market were as follows:

•

Data and devices—Our organic net sales increased 4.5% in the first six months of fiscal 2019 primarily as a result of increased sales to cloud infrastructure customers and growth in high speed connectivity in data center applications.

•

Appliances—Our organic net sales decreased 2.9% in the first six months of fiscal 2019 as a result of market weakness in the Asia–Pacific and EMEA regions, partially offset by growth in the Americas region.

Operating Income.  The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 29,	March 30,		March 29,	March 30,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$77	$69	$8	$129	$136	$(7)
Operating margin	17.7%	15.1%		14.9%	15.5%

Operating income in the Communications Solutions segment increased $8 million in the second quarter of fiscal 2019 and decreased $7 million in the first six months of fiscal 2019 as compared to the same periods of fiscal 2018. The Communications Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2019	2018	2019	2018
	(in millions)
Restructuring and other charges, net	$1	$1	$20	$9

Excluding these items, operating income increased slightly in the second quarter and first six months of fiscal 2019 as compared to the same periods of fiscal 2018.

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

Cash Flows from Operating Activities

In the first six months of fiscal 2019, net cash provided by continuing operating activities increased $238 million to $883 million from $645 million in the first six months of fiscal 2018. The increase resulted primarily from higher collections of accounts receivable and fluctuations in cash collateral requirements under our cross-currency swap contracts.

The amount of income taxes paid, net of refunds, during the first six months of fiscal 2019 and 2018 was $177 million and $208 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $401 million and $439 million in the first six months of fiscal 2019 and 2018, respectively. We expect fiscal 2019 capital spending levels to be approximately 5‑6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at March 29, 2019 and September 28, 2018 was $3,982 million and $4,000 million, respectively. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the first six months of fiscal 2019, Tyco Electronics Group S.A. (“TEGSA”), our 100%‑owned subsidiary, issued $350 million aggregate principal amount of senior floating rate notes due June 2020. The notes bear interest at a rate of three‑month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first six months of fiscal 2019, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

TEGSA has a five‑year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at March 29, 2019 or September 28, 2018.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 29, 2019, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $299 million and $281 million in the first six months of fiscal 2019 and 2018, respectively.

In March 2019, our shareholders approved a dividend payment to shareholders of $1.84 per share, payable in four equal quarterly installments of $0.46 per share beginning in the third quarter of fiscal 2019 and ending in the second quarter of fiscal 2020.

During the first six months of fiscal 2019, our board of directors authorized an increase of $1.5 billion in the share repurchase program. We repurchased approximately 9 million of our common shares for $684 million and approximately 4 million of our common shares for $383 million under our share repurchase program during the first six months of fiscal 2019 and 2018, respectively. At March 29, 2019, we had $1.8 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including patent infringement claims, product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non‑income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. Although it is not feasible to predict the outcome of these proceedings, based upon our experience, current information, and applicable law, we do not expect that the outcome of these proceedings, either individually or in the aggregate, will have a material effect on our results of operations, financial position, or cash flows.

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

At March 29, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $307 million.

As discussed above, in the first six months of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.7 billion as of March 29, 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. During the first six months of fiscal 2019, we issued a guarantee of $70 million for a new project. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018. Except as set forth below, there were no significant changes to this information during the first six months of fiscal 2019.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, in the first quarter of fiscal 2019. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding our revenue recognition policy and the adoption of ASC 606.

Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for information regarding recently issued and adopted accounting pronouncements.

Non‑GAAP Financial Measure

Organic Net Sales Growth

We present organic net sales growth as we believe it is appropriate for investors to consider this adjusted financial measure in addition to results in accordance with GAAP. Organic net sales growth represents net sales growth (the most comparable GAAP financial measure) excluding the impact of foreign currency exchange rates, and acquisitions and divestitures that occurred in the preceding twelve months, if any. Organic net sales growth is a useful measure of our performance because it excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

Organic net sales growth provides useful information about our results and the trends of our business. Management uses organic net sales growth to monitor and evaluate performance. Also, management uses organic net sales growth together with GAAP financial measures in its decision‑making processes related to the operations of our reportable segments and our overall company. It is also a significant component in our incentive compensation plans. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in “Results of Operations” and “Segment Results” provide reconciliations of organic net sales growth to net sales growth calculated in accordance with GAAP.

Organic net sales growth is a non‑GAAP financial measure and should not be considered a replacement for results in accordance with GAAP. This non‑GAAP financial measure may not be comparable to similarly‑titled measures reported by other companies. The primary limitation of this measure is that it excludes the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using organic net sales growth in combination with net sales growth in order to better understand the amounts, character, and impact of any increase or decrease in reported amounts.

Forward‑Looking Information

Certain statements in this Quarterly Report on Form 10‑Q are “forward‑looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward‑looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward‑looking statements include all statements that are not historical facts and can be identified by the use of forward‑looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should,” or the negative of these terms or similar expressions.

Forward‑looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward‑looking statements. Investors should not place undue reliance on any forward‑looking statements. We do not have any intention or obligation to update forward‑looking statements after we file this report except as required by law.

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018, could cause our results to differ materially from those expressed in forward‑looking statements:

•	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
•	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
•	competition and pricing pressure;
•	market acceptance of our new product introductions and product innovations and product life cycles;
•	raw material availability, quality, and cost;
•	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
•	financial condition and consolidation of customers and vendors;
•	reliance on third‑party suppliers;
•	risks associated with current and future acquisitions and divestitures;
•	global risks of business interruptions such as natural disasters and political, economic, and military instability;
•	risks associated with security breaches and other disruptions to our information technology infrastructure;
•	risks related to compliance with current and future environmental and other laws and regulations;
•	our ability to protect our intellectual property rights;
•	risks of litigation;
•	our ability to operate within the limitations imposed by our debt instruments;

•

the possible effects on us of various non‑U.S. and U.S. legislative proposals, including Swiss Tax Reform, and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first six months of fiscal 2019, we expanded our cross‑currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the fiscal 2019 contracts was $1,901 million at March 29, 2019. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding our exposures to market risk.

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2019, except for the item noted above. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934), as of March 29, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 29, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018, except as set forth in “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10‑Q for the quarterly period ended December 28, 2018. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018 and ‘‘Part II. Item 1. Legal Proceedings’’ in our Quarterly Report on Form 10‑Q for the quarterly period ended December 28, 2018 for additional information regarding legal proceedings.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended September 28, 2018. The risk factors described in our Annual Report on Form 10‑K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 29, 2019:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased(1)	Share(1)	or Programs(2)	or Programs(2)
December 29, 2018–January 25, 2019	706,734	$77.15	705,300	$1,965,986,697
January 26–March 1, 2019	858,303	81.72	855,100	1,896,101,939
March 2–March 29, 2019	799,014	82.31	786,900	1,831,311,414
Total	2,364,051	$80.56	2,347,300

(1)	These columns include the following transactions which occurred during the quarter ended March 29, 2019:
(i)

the acquisition of 16,751 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and

(ii)	open market purchases totaling 2,347,300 common shares, summarized on a trade‑date basis, in conjunction with the share repurchase program announced in September 2007.
(2)

Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6.  EXHIBITS

Exhibit Number		Exhibit
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101	*

Financial statements from the Quarterly Report on Form 10‑Q of TE Connectivity Ltd. for the quarterly period ended March 29, 2019, filed on April 26, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

*           Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2019