Form 10-Q
period 2019-06-28
TE Connectivity Ltd.
filed 2019-07-26
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY LTD.

(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)
Rheinstrasse 20, CH-8200 Schaffhausen, Switzerland (Address of principal executive offices)	+41 (0)52 633 66 61 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, Par Value CHF 0.57	TEL	New York Stock Exchange

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

The number of common shares outstanding as of July 19, 2019 was 335,935,258.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions, except per share data)
Net sales	$3,389	$3,581	$10,148	$10,479
Cost of sales	2,279	2,394	6,806	6,916
Gross margin	1,110	1,187	3,342	3,563
Selling, general, and administrative expenses	356	394	1,118	1,180
Research, development, and engineering expenses	158	171	485	509
Acquisition and integration costs	9	4	21	9
Restructuring and other charges, net	67	64	184	104
Operating income	520	554	1,534	1,761
Interest income	4	3	13	11
Interest expense	(13)	(26)	(55)	(80)
Other income (expense), net	2	(1)	2	2
Income from continuing operations before income taxes	513	530	1,494	1,694
Income tax (expense) benefit	245	(77)	76	(784)
Income from continuing operations	758	453	1,570	910
Income (loss) from discontinued operations, net of income taxes	(1)	1	(98)	(6)
Net income	$757	$454	$1,472	$904

Basic earnings per share:
Income from continuing operations	$2.25	$1.30	$4.63	$2.59
Income (loss) from discontinued operations	—	—	(0.29)	(0.02)
Net income	2.25	1.30	4.34	2.58

Diluted earnings per share:
Income from continuing operations	$2.24	$1.29	$4.60	$2.57
Income (loss) from discontinued operations	—	—	(0.29)	(0.02)
Net income	2.23	1.29	4.32	2.55

Weighted-average number of shares outstanding:
Basic	337	349	339	351
Diluted	339	352	341	354

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Net income	$757	$454	$1,472	$904
Other comprehensive income (loss):
Currency translation	(48)	(244)	35	(63)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	8	19	23
Gains (losses) on cash flow hedges, net of income taxes	—	(14)	51	(61)
Other comprehensive income (loss)	(41)	(250)	105	(101)
Comprehensive income	$716	$204	$1,577	$803

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	September 28,
	2019	2018
	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$546	$848
Accounts receivable, net of allowance for doubtful accounts of $25 and $22, respectively	2,463	2,361
Inventories	1,961	1,857
Prepaid expenses and other current assets	452	661
Assets held for sale	—	472
Total current assets	5,422	6,199
Property, plant, and equipment, net	3,636	3,497
Goodwill	5,800	5,684
Intangible assets, net	1,664	1,704
Deferred income taxes	2,845	2,144
Other assets	381	1,158
Total assets	$19,748	$20,386
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$602	$963
Accounts payable	1,438	1,548
Accrued and other current liabilities	1,654	1,711
Liabilities held for sale	—	188
Total current liabilities	3,694	4,410
Long-term debt	3,434	3,037
Long-term pension and postretirement liabilities	1,094	1,102
Deferred income taxes	203	207
Income taxes	240	312
Other liabilities	461	487
Total liabilities	9,126	9,555
Commitments and contingencies (Note 9)
Shareholders' equity:
Common shares, CHF 0.57 par value, 350,951,381 shares authorized and issued,
and 357,069,981 shares authorized and issued, respectively	154	157
Accumulated earnings	11,893	12,114
Treasury shares, at cost, 14,541,059 and 12,279,603 shares, respectively	(1,224)	(1,134)
Accumulated other comprehensive loss	(201)	(306)
Total shareholders’ equity	10,622	10,831
Total liabilities and shareholders’ equity	$19,748	$20,386

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Quarter Ended June 28, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994
Net income	—	—	—	—	—	757	—	757
Other comprehensive loss	—	—	—	—	—	—	(41)	(41)
Share-based compensation expense	—	—	—	—	18	—	—	18
Dividends	—	—	—	—	—	1	—	1
Exercise of share options	—	—	—	38	—	—	—	38
Restricted share award vestings and other activity	—	—	—	30	(18)	(5)	—	7
Repurchase of common shares	—	—	(1)	(152)	—	—	—	(152)
Cancellation of treasury shares	(6)	(3)	6	573	—	(570)	—	—
Balance at June 28, 2019	351	$154	(15)	$(1,224)	$—	$11,893	$(201)	$10,622

	For the Nine Months Ended June 28, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	1,472	—	1,472
Other comprehensive income	—	—	—	—	—	—	105	105
Share-based compensation expense	—	—	—	—	57	—	—	57
Dividends	—	—	—	—	—	(615)	—	(615)
Exercise of share options	—	—	—	55	—	—	—	55
Restricted share award vestings and other activity	—	—	1	118	(57)	(65)	—	(4)
Repurchase of common shares	—	—	(10)	(836)	—	—	—	(836)
Cancellation of treasury shares	(6)	(3)	6	573	—	(570)	—	—
Balance at June 28, 2019	351	$154	(15)	$(1,224)	$—	$11,893	$(201)	$10,622

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Continued)

	For the Quarter Ended June 29, 2018
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at March 30, 2018	357	$157	(6)	$(585)	$—	$9,957	$(49)	$9,480
Net income	—	—	—	—	—	454	—	454
Other comprehensive loss	—	—	—	—	—	—	(250)	(250)
Share-based compensation expense	—	—	—	—	22	—	—	22
Dividends	—	—	—	—	—	4	—	4
Exercise of share options	—	—	—	2	—	—	—	2
Restricted share award vestings and other activity	—	—	(1)	14	(22)	17	—	9
Repurchase of common shares	—	—	(2)	(229)	—	—	—	(229)
Balance at June 29, 2018	357	$157	(9)	$(798)	$—	$10,432	$(299)	$9,492

	For the Nine Months Ended June 29, 2018
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 29, 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	904	—	904
Other comprehensive loss	—	—	—	—	—	—	(101)	(101)
Share-based compensation expense	—	—	—	—	74	—	—	74
Dividends	—	—	—	—	—	(613)	—	(613)
Exercise of share options	—	—	2	96	—	—	—	96
Restricted share award vestings and other activity	—	—	—	139	(74)	(72)	—	(7)
Repurchase of common shares	—	—	(6)	(612)	—	—	—	(612)
Balance at June 29, 2018	357	$157	(9)	$(798)	$—	$10,432	$(299)	$9,492

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the
	Nine Months Ended
	June 28,	June 29,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$1,472	$904
Loss from discontinued operations, net of income taxes	98	6
Income from continuing operations	1,570	910
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	515	496
Deferred income taxes	(290)	442
Provision for losses on accounts receivable and inventories	36	29
Share-based compensation expense	56	71
Other	26	(12)
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(105)	(379)
Inventories	(59)	(217)
Prepaid expenses and other current assets	109	(50)
Accounts payable	(86)	177
Accrued and other current liabilities	(147)	(143)
Income taxes	(63)	24
Other	13	31
Net cash provided by continuing operating activities	1,575	1,379
Net cash provided by (used in) discontinued operating activities	(31)	148
Net cash provided by operating activities	1,544	1,527
Cash flows from investing activities:
Capital expenditures	(570)	(673)
Proceeds from sale of property, plant, and equipment	16	19
Acquisition of businesses, net of cash acquired	(283)	—
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	297	—
Other	3	(8)
Net cash used in continuing investing activities	(537)	(662)
Net cash used in discontinued investing activities	(2)	(13)
Net cash used in investing activities	(539)	(675)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(270)	271
Proceeds from issuance of debt	746	119
Repayment of debt	(441)	(708)
Proceeds from exercise of share options	55	96
Repurchase of common shares	(913)	(611)
Payment of common share dividends to shareholders	(454)	(435)
Transfers (to) from discontinued operations	(33)	135
Other	(32)	(34)
Net cash used in continuing financing activities	(1,342)	(1,167)
Net cash provided by (used in) discontinued financing activities	33	(135)
Net cash used in financing activities	(1,309)	(1,302)
Effect of currency translation on cash	2	2
Net decrease in cash, cash equivalents, and restricted cash	(302)	(448)
Cash, cash equivalents, and restricted cash at beginning of period	848	1,218
Cash, cash equivalents, and restricted cash at end of period	$546	$770

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which introduced a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of June 28, 2019. See Note 16 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

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

2. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Restructuring charges, net	$67	$74	$184	$118
Other charges (credits), net	—	(10)	—	(14)
Restructuring and other charges, net	$67	$64	$184	$104

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions	$53	$18	$98	$23
Industrial Solutions	8	49	60	79
Communications Solutions	6	7	26	16
Restructuring charges, net	$67	$74	$184	$118

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	September 28,		Changes in	Cash	Non-Cash	Currency	June 28,
	2018	Charges	Estimate	Payments	Items	Translation	2019
	(in millions)
Fiscal 2019 Actions:
Employee severance	$—	$177	$—	$(33)	$(2)	$1	$143
Facility and other exit costs	—	1	—	(1)	—	—	—
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	—	179	—	(34)	(3)	1	143
Fiscal 2018 Actions:
Employee severance	114	2	—	(45)	—	(2)	69
Facility and other exit costs	4	3	—	(3)	—	—	4
Property, plant, and equipment	—	2	(2)	—	—	—	—
Total	118	7	(2)	(48)	—	(2)	73
Pre-Fiscal 2018 Actions:
Employee severance	49	7	(7)	(20)	—	(2)	27
Facility and other exit costs	—	2	—	(2)	—	—	—
Property, plant, and equipment	—	1	(3)	—	2	—	—
Total	49	10	(10)	(22)	2	(2)	27
Total Activity	$167	$196	$(12)	$(104)	$(1)	$(3)	$243

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the nine months ended June 28, 2019, we recorded restructuring charges of $179 million. We expect to complete all restructuring actions commenced during the nine months ended June 28, 2019 by the end of fiscal 2021 and to incur additional charges of approximately $25 million related primarily to employee severance in the Transportation Solutions and Industrial Solutions segments.

Fiscal 2018 Actions

During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with this program, during the nine months ended June 28, 2019 and June 29, 2018, we recorded net restructuring charges of $5 million and $109 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2018 by the end of fiscal 2020 and anticipate that any additional charges will be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Pre-Fiscal 2018 Actions

Prior to fiscal 2018, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. Also prior to fiscal 2018, we initiated a restructuring program associated with headcount reductions impacting all segments and product line closures in the Communications Solutions segment. During the nine months ended June 29, 2018, we recorded net restructuring charges of $9 million related to pre-fiscal 2018 actions. We expect additional charges related to pre-fiscal 2018 actions to be insignificant.

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 28,	September 28,
	2019	2018
	(in millions)
Accrued and other current liabilities	$214	$141
Other liabilities	29	26
Restructuring reserves	$243	$167

3. Discontinued Operations

During the nine months ended June 28, 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million and the guarantee liabilities discussed below. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.7 billion as of June 28, 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of June 28, 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Net sales	$—	$184	$41	$510
Cost of sales	—	(155)	(50)	(438)
Selling, general, and administrative expenses	(1)	(13)	(6)	(36)
Research, development, and engineering expenses	—	(10)	(3)	(30)
Restructuring and other charges, net	—	(1)	(3)	(5)
Pre-tax income (loss) from discontinued operations	(1)	5	(21)	1
Pre-tax loss on sale of discontinued operations	—	(1)	(86)	(2)
Income tax (expense) benefit	—	(3)	9	(5)
Income (loss) from discontinued operations, net of income taxes	$(1)	$1	$(98)	$(6)

The following table presents balance sheet information for assets and liabilities held for sale at September 28, 2018; there were no such balances at June 28, 2019:

September 28,
2018
(in millions)
Accounts receivable, net	$72
Inventories	130
Other current assets	32
Property, plant, and equipment, net	221
Other assets	17
Total assets held for sale	$472

Accounts payable	$63
Accrued and other current liabilities	26
Deferred revenue	60
Other liabilities	39
Total liabilities held for sale	$188

4. Acquisitions

During the nine months ended June 28, 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions segment from the date of acquisition.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

5. Inventories

Inventories consisted of the following:

	June 28,	September 28,
	2019	2018
	(in millions)
Raw materials	$285	$276
Work in progress	785	656
Finished goods	891	925
Inventories	$1,961	$1,857

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(in millions)
September 28, 2018(1)	$1,993	$3,104	$587	$5,684
Acquisitions	162	(13)	—	149
Currency translation	(12)	(18)	(3)	(33)
June 28, 2019(1)	$2,143	$3,073	$584	$5,800
(1)	At June 28, 2019 and September 28, 2018, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

During the nine months ended June 28, 2019, we recognized goodwill in the Transportation Solutions segment in connection with recent acquisitions. See Note 4 for additional information regarding acquisitions.

7. Intangible Assets, Net

Intangible assets consisted of the following:

	June 28, 2019			September 28, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Customer relationships	$1,536	$(441)	$1,095	$1,468	$(389)	$1,079
Intellectual property	1,268	(715)	553	1,261	(653)	608
Other	34	(18)	16	33	(16)	17
Total	$2,838	$(1,174)	$1,664	$2,762	$(1,058)	$1,704

Intangible asset amortization expense was $45 million for the quarters ended June 28, 2019 and June 29, 2018 and $135 million for the nine months ended June 28, 2019 and June 29, 2018.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At June 28, 2019, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2019	$46
Fiscal 2020	181
Fiscal 2021	179
Fiscal 2022	178
Fiscal 2023	178
Fiscal 2024	147
Thereafter	755
Total	$1,664

8. Debt

During the quarter ended June 28, 2019, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued €350 million aggregate principal amount of fixed-to-floating rate senior notes due June 2021. The fixed-to-floating rate senior notes bear interest at a rate of 0% until June 2020 and then at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30% per year until maturity. In June 2020, we may, at our option, redeem the fixed-to-floating rate senior notes, as a whole, at 100% of the principal amount. Also, during the nine months ended June 28, 2019, TEGSA issued $350 million aggregate principal amount of floating rate senior notes due June 2020. The floating rate senior notes bear interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year. The fixed-to-floating rate senior notes and floating rate senior notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the nine months ended June 28, 2019, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at June 28, 2019 or September 28, 2018.

As of September 28, 2018, TEGSA had $270 million of commercial paper outstanding at a weighted-average interest rate of 2.35%. TEGSA had no commercial paper outstanding at June 28, 2019.

The fair value of our debt, based on indicative valuations, was approximately $4,295 million and $4,149 million at June 28, 2019 and September 28, 2018, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 28, 2019, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $44 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 28, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $316 million.

We sold our SubCom business during the nine months ended June 28, 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

10. Financial Instruments

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

At June 28, 2019 and September 28, 2018, these cross-currency swap contracts were in liability positions of $36 million and $100 million, respectively, and were recorded in other liabilities on the Condensed Consolidated Balance Sheets. At June 28, 2019 and September 28, 2018, collateral paid to our counterparties approximated the derivative positions and was recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$10	$7	$42	$(25)
Gains (losses) excluded from the hedging relationship(1)	(16)	64	22	14
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,202 million and $4,064 million at June 28, 2019 and September 28, 2018, respectively.

During fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the fiscal 2019 contracts was $1,901 million at June 28, 2019. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.96% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2023, we will pay the notional value of the contracts in the designated foreign currencies and receive U.S. dollars from our counterparties.

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(58)	$153	$54	$8
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(2)	(20)	—	17	—
(1)	Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.
(2)	Gains and losses on cross-currency swap contracts designated as hedges of net investment are recorded as currency translation.

11. Retirement Plans

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Service cost	$12	$12	$4	$3
Interest cost	11	10	11	11
Expected return on plan assets	(16)	(18)	(14)	(15)
Amortization of net actuarial loss	6	7	4	6
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost	$11	$9	$5	$5

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Service cost	$36	$35	$10	$10
Interest cost	32	31	34	33
Expected return on plan assets	(48)	(52)	(43)	(45)
Amortization of net actuarial loss	18	18	13	17
Amortization of prior service credit	(6)	(5)	—	—
Net periodic pension benefit cost	$32	$27	$14	$15

The components of net periodic pension benefit cost other than service cost are included in net other income (expense) on the Condensed Consolidated Statements of Operations.

During the nine months ended June 28, 2019, we contributed $29 million to our non-U.S. pension plans.

12. Income Taxes

We recorded an income tax benefit of $245 million and income tax expense of $77 million for the quarters ended June 28, 2019 and June 29, 2018, respectively. The income tax benefit for the quarter ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) and a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction. See “Swiss Tax Reform” below for additional information. The income tax expense for the quarter ended June 29, 2018 included a $17 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions.

We recorded an income tax benefit of $76 million and income tax expense of $784 million for the nine months ended June 28, 2019 and June 29, 2018, respectively. The income tax benefit for the nine months ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform, a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction, and $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions. The income tax expense for the nine months ended June 29, 2018 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the “Act”), a $61 million net income tax benefit related to certain legal entity restructurings, and a $34 million income tax benefit resulting from lapses of statutes of limitations in the U.S. and certain non-U.S. jurisdictions. During the quarter ended December 29, 2017, the period of enactment of the Act, we were required to revalue our U.S. federal deferred tax assets and liabilities at a U.S. federal corporate income tax rate of 21% and we recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards.

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of June 28, 2019 and September 28, 2018, we had $40 million and $60 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Condensed Consolidated Balance Sheets, recorded primarily in income taxes. During the nine months ended June 28, 2019, we recognized $17 million of income tax benefit related to interest and penalties on the Condensed Consolidated Statement of Operations.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 28, 2019.

Swiss Tax Reform

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing in September 2018, and it was approved by public vote on May 19, 2019. Swiss Tax Reform eliminates certain preferential tax items at both the federal and cantonal levels. In addition, the cantons will implement new tax rates. The federal provisions of Swiss Tax Reform are expected to be enacted into law in the quarter ending September 27, 2019 and the cantons will implement thereafter.

In reaction to the public approval of Swiss Tax Reform, on May 24, 2019 the federal tax authority issued guidance abolishing certain interest deductions effective January 1, 2020. As a result of this measure, during the quarter ended June 28, 2019, we recorded a $214 million income tax benefit related primarily to the reduction to the valuation allowance for deferred tax assets. Based on our forecast of taxable income, reflecting the abolishment of certain interest deductions, we believe it is more likely than not that additional deferred tax assets for tax loss carryforwards in Switzerland will be realized in the future.

We are currently assessing the impacts of the federal provisions and subsequent cantonal implementation, including reductions in tax rates. We will reflect the impacts of the remaining measures on our Condensed Consolidated Financial Statements when enacted. Upon enactment at the cantonal level, which is expected to occur in the quarter ending December 27, 2019, we expect to recognize approximately $300 million of income tax expense related to the write-down of certain deferred tax assets to the expected lower tax rates.

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

13. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Basic	337	349	339	351
Dilutive impact of share-based compensation arrangements	2	3	2	3
Diluted	339	352	341	354

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Antidilutive share options	1	—	1	—

14. Shareholders’ Equity

Common Shares Held in Treasury

In March 2019, our shareholders approved the cancellation of 6 million shares purchased under our share repurchase program during the period beginning September 30, 2017 and ending September 28, 2018. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2019.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Dividends paid per common share	$0.46	$0.44	$1.34	$1.24

In March 2019, our shareholders approved a dividend payment to shareholders of $1.84 per share, payable in four equal quarterly installments of $0.46 per share beginning in the third quarter of fiscal 2019 and ending in the second quarter of fiscal 2020.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At June 28, 2019 and September 28, 2018, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $464 million and $303 million, respectively.

Share Repurchase Program

During the nine months ended June 28, 2019, our board of directors authorized an increase of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 28,	June 29,
	2019	2018
	(in millions)
Number of common shares repurchased	10	6
Repurchase value	$836	$612

At June 28, 2019, we had $1.7 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Share-based compensation expense	$18	$20	$56	$71

As of June 28, 2019, there was $128 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During the quarter ended December 28, 2018, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.6	$13.36
Restricted share awards	0.6	76.66
Performance share awards	0.2	76.66

As of June 28, 2019, we had 18 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions:
Automotive	$1,418	$1,541	$4,312	$4,629
Commercial transportation	317	335	938	968
Sensors	233	236	675	681
Total Transportation Solutions	1,968	2,112	5,925	6,278
Industrial Solutions:
Industrial equipment	485	506	1,470	1,473
Aerospace, defense, oil, and gas	342	295	958	847
Energy	178	187	512	522
Total Industrial Solutions	1,005	988	2,940	2,842
Communications Solutions:
Data and devices	245	278	753	774
Appliances	171	203	530	585
Total Communications Solutions	416	481	1,283	1,359
Total	$3,389	$3,581	$10,148	$10,479
(1)	Intersegment sales were not material and were recorded at selling prices that approximated market prices.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$785	$879	$2,365	$2,621
Industrial Solutions	369	393	1,101	1,147
Communications Solutions	63	79	198	226
Total EMEA	1,217	1,351	3,664	3,994
Asia–Pacific:
Transportation Solutions	705	750	2,143	2,311
Industrial Solutions	155	174	465	501
Communications Solutions	241	276	736	790
Total Asia–Pacific	1,101	1,200	3,344	3,602
Americas:
Transportation Solutions	478	483	1,417	1,346
Industrial Solutions	481	421	1,374	1,194
Communications Solutions	112	126	349	343
Total Americas	1,071	1,030	3,140	2,883
Total	$3,389	$3,581	$10,148	$10,479
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Transportation Solutions	$308	$393	$956	$1,237
Industrial Solutions	156	92	393	319
Communications Solutions	56	69	185	205
Total	$520	$554	$1,534	$1,761

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Tyco Electronics Group S.A.

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

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 28, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,389	$—	$3,389
Cost of sales	—	—	2,279	—	2,279
Gross margin	—	—	1,110	—	1,110
Selling, general, and administrative expenses, net(1)	40	(77)	393	—	356
Research, development, and engineering expenses	—	—	158	—	158
Acquisition and integration costs	—	—	9	—	9
Restructuring and other charges, net	—	—	67	—	67
Operating income (loss)	(40)	77	483	—	520
Interest income	—	—	4	—	4
Interest expense	—	(13)	—	—	(13)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	830	831	—	(1,661)	—
Equity in net loss of subsidiaries of discontinued operations	(1)	(1)	—	2	—
Intercompany interest income (expense), net	(32)	(65)	97	—	—
Income from continuing operations before income taxes	757	829	586	(1,659)	513
Income tax benefit	—	—	245	—	245
Income from continuing operations	757	829	831	(1,659)	758
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	757	829	830	(1,659)	757
Other comprehensive loss	(41)	(41)	(20)	61	(41)
Comprehensive income	$716	$788	$810	$(1,598)	$716

(1)	TEGSA selling, general, and administrative expenses include gains of $84 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended June 29, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,581	$—	$3,581
Cost of sales	—	—	2,394	—	2,394
Gross margin	—	—	1,187	—	1,187
Selling, general, and administrative expenses, net	19	—	375	—	394
Research, development, and engineering expenses	—	—	171	—	171
Acquisition and integration costs	—	—	4	—	4
Restructuring and other charges, net	—	—	64	—	64
Operating income (loss)	(19)	—	573	—	554
Interest income	—	—	3	—	3
Interest expense	—	(24)	(2)	—	(26)
Other expense, net	—	—	(1)	—	(1)
Equity in net income of subsidiaries	490	498	—	(988)	—
Equity in net income of subsidiaries of discontinued operations	1	1	—	(2)	—
Intercompany interest income (expense), net	(18)	16	2	—	—
Income from continuing operations before income taxes	454	491	575	(990)	530
Income tax expense	—	—	(77)	—	(77)
Income from continuing operations	454	491	498	(990)	453
Income from discontinued operations, net of income taxes	—	—	1	—	1
Net income	454	491	499	(990)	454
Other comprehensive loss	(250)	(250)	(255)	505	(250)
Comprehensive income	$204	$241	$244	$(485)	$204

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 28, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,148	$—	$10,148
Cost of sales	—	—	6,806	—	6,806
Gross margin	—	—	3,342	—	3,342
Selling, general, and administrative expenses, net(1)	103	(175)	1,190	—	1,118
Research, development, and engineering expenses	—	—	485	—	485
Acquisition and integration costs	—	—	21	—	21
Restructuring and other charges, net	—	—	184	—	184
Operating income (loss)	(103)	175	1,462	—	1,534
Interest income	—	1	12	—	13
Interest expense	—	(54)	(1)	—	(55)
Other income, net	—	1	1	—	2
Equity in net income of subsidiaries	1,760	1,780	—	(3,540)	—
Equity in net loss of subsidiaries of discontinued operations	(98)	(47)	—	145	—
Intercompany interest income (expense), net	(87)	(143)	230	—	—
Income from continuing operations before income taxes	1,472	1,713	1,704	(3,395)	1,494
Income tax benefit	—	—	76	—	76
Income from continuing operations	1,472	1,713	1,780	(3,395)	1,570
Loss from discontinued operations, net of income taxes	—	(51)	(47)	—	(98)
Net income	1,472	1,662	1,733	(3,395)	1,472
Other comprehensive income	105	105	62	(167)	105
Comprehensive income	$1,577	$1,767	$1,795	$(3,562)	$1,577

(1)	TEGSA selling, general, and administrative expenses include gains of $194 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Nine Months Ended June 29, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$10,479	$—	$10,479
Cost of sales	—	—	6,916	—	6,916
Gross margin	—	—	3,563	—	3,563
Selling, general, and administrative expenses, net	107	6	1,067	—	1,180
Research, development, and engineering expenses	—	—	509	—	509
Acquisition and integration costs	—	—	9	—	9
Restructuring and other charges, net	—	—	104	—	104
Operating income (loss)	(107)	(6)	1,874	—	1,761
Interest income	—	1	10	—	11
Interest expense	—	(79)	(1)	—	(80)
Other income, net	—	—	2	—	2
Equity in net income of subsidiaries	1,065	1,075	—	(2,140)	—
Equity in net loss of subsidiaries of discontinued operations	(6)	(6)	—	12	—
Intercompany interest income (expense), net	(48)	74	(26)	—	—
Income from continuing operations before income taxes	904	1,059	1,859	(2,128)	1,694
Income tax expense	—	—	(784)	—	(784)
Income from continuing operations	904	1,059	1,075	(2,128)	910
Loss from discontinued operations, net of income taxes	—	—	(6)	—	(6)
Net income	904	1,059	1,069	(2,128)	904
Other comprehensive loss	(101)	(101)	(74)	175	(101)
Comprehensive income	$803	$958	$995	$(1,953)	$803

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of June 28, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$546	$—	$546
Accounts receivable, net	—	—	2,463	—	2,463
Inventories	—	—	1,961	—	1,961
Intercompany receivables	50	3,870	54	(3,974)	—
Prepaid expenses and other current assets	7	37	408	—	452
Total current assets	57	3,907	5,432	(3,974)	5,422
Property, plant, and equipment, net	—	—	3,636	—	3,636
Goodwill	—	—	5,800	—	5,800
Intangible assets, net	—	—	1,664	—	1,664
Deferred income taxes	—	—	2,845	—	2,845
Investment in subsidiaries	14,980	29,097	—	(44,077)	—
Intercompany loans receivable	1	2,784	16,683	(19,468)	—
Other assets	—	21	360	—	381
Total assets	$15,038	$35,809	$36,420	$(67,519)	$19,748
Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$—	$600	$2	$—	$602
Accounts payable	2	—	1,436	—	1,438
Accrued and other current liabilities	491	46	1,117	—	1,654
Intercompany payables	3,923	—	51	(3,974)	—
Total current liabilities	4,416	646	2,606	(3,974)	3,694
Long-term debt	—	3,433	1	—	3,434
Intercompany loans payable	—	16,683	2,785	(19,468)	—
Long-term pension and postretirement liabilities	—	—	1,094	—	1,094
Deferred income taxes	—	—	203	—	203
Income taxes	—	—	240	—	240
Other liabilities	—	67	394	—	461
Total liabilities	4,416	20,829	7,323	(23,442)	9,126
Total shareholders' equity	10,622	14,980	29,097	(44,077)	10,622
Total liabilities and shareholders' equity	$15,038	$35,809	$36,420	$(67,519)	$19,748

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Nine Months Ended June 28, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities(1)	$(198)	$4,172	$1,902	$(4,301)	$1,575
Net cash used in discontinued operating activities	—	—	(31)	—	(31)
Net cash provided by (used in) operating activities	(198)	4,172	1,871	(4,301)	1,544
Cash flows from investing activities:
Capital expenditures	—	—	(570)	—	(570)
Proceeds from sale of property, plant, and equipment	—	—	16	—	16
Acquisition of businesses, net of cash acquired	—	—	(283)	—	(283)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	312	(15)	—	297
Change in intercompany loans	—	1,045	—	(1,045)	—
Other	—	—	3	—	3
Net cash provided by (used in) continuing investing activities	—	1,357	(849)	(1,045)	(537)
Net cash used in discontinued investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	1,357	(851)	(1,045)	(539)
Cash flows from financing activities:
Changes in parent company equity(2)	57	(5,560)	5,503	—	—
Net decrease in commercial paper	—	(270)	—	—	(270)
Proceeds from issuance of debt	—	746	—	—	746
Repayment of debt	—	(441)	—	—	(441)
Proceeds from exercise of share options	—	—	55	—	55
Repurchase of common shares	(892)	—	(21)	—	(913)
Payment of common share dividends to shareholders	(454)	—	—	—	(454)
Intercompany distributions(1)	—	—	(4,301)	4,301	—
Loan activity with parent	1,487	—	(2,532)	1,045	—
Transfers to discontinued operations	—	—	(33)	—	(33)
Other	—	(4)	(28)	—	(32)
Net cash provided by (used in) continuing financing activities	198	(5,529)	(1,357)	5,346	(1,342)
Net cash provided by discontinued financing activities	—	—	33	—	33
Net cash provided by (used in) financing activities	198	(5,529)	(1,324)	5,346	(1,309)
Effect of currency translation on cash	—	—	2	—	2
Net decrease in cash, cash equivalents, and restricted cash	—	—	(302)	—	(302)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	848	—	848
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$546	$—	$546
(1)	During fiscal 2019, other subsidiaries made distributions to TEGSA in the amount of $4,301 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Nine Months Ended June 29, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities(1)	$(152)	$(34)	$1,580	$(15)	$1,379
Net cash provided by discontinued operating activities	—	—	148	—	148
Net cash provided by (used in) operating activities	(152)	(34)	1,728	(15)	1,527
Cash flows from investing activities:
Capital expenditures	—	—	(673)	—	(673)
Proceeds from sale of property, plant, and equipment	—	—	19	—	19
Intercompany distribution receipts(1)	—	61	—	(61)	—
Change in intercompany loans	—	261	—	(261)	—
Other	—	—	(8)	—	(8)
Net cash provided by (used in) continuing investing activities	—	322	(662)	(322)	(662)
Net cash used in discontinued investing activities	—	—	(13)	—	(13)
Net cash provided by (used in) investing activities	—	322	(675)	(322)	(675)
Cash flows from financing activities:
Changes in parent company equity(2)	83	30	(113)	—	—
Net increase in commercial paper	—	271	—	—	271
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	96	—	96
Repurchase of common shares	(218)	—	(393)	—	(611)
Payment of common share dividends to shareholders	(441)	—	6	—	(435)
Intercompany distributions(1)	—	—	(76)	76	—
Loan activity with parent	728	—	(989)	261	—
Transfers from discontinued operations	—	—	135	—	135
Other	—	—	(34)	—	(34)
Net cash provided by (used in) continuing financing activities	152	(288)	(1,368)	337	(1,167)
Net cash used in discontinued financing activities	—	—	(135)	—	(135)
Net cash provided by (used in) financing activities	152	(288)	(1,503)	337	(1,302)
Effect of currency translation on cash	—	—	2	—	2
Net decrease in cash, cash equivalents, and restricted cash	—	—	(448)	—	(448)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	1,218	—	1,218
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$770	$—	$770
(1)	During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $76 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Forward-Looking Information” and “Part II. Item 1A. Risk Factors.”

Our Condensed Consolidated Financial Statements have been prepared in United States (“U.S.”) dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

The following discussion includes organic net sales growth which is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for additional information regarding this measure.

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

Highlights for the third quarter and first nine months of fiscal 2019 include the following:

●	Our net sales decreased 5.4% and 3.2% in the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018, with sales declines in the Transportation Solutions and Communications Solutions segments, partially offset by growth in the Industrial Solutions segment. On an organic basis, our net sales decreased 2.8% and 0.5% during the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 6.8% and 5.6% in the third quarter and first nine months of fiscal 2019, respectively, due primarily to sales declines in the automotive end market.
●	Industrial Solutions—Our net sales increased 1.7% and 3.4% during the third quarter and first nine months of fiscal 2019, respectively, primarily as a result of increased sales in the aerospace, defense, oil, and gas end market.
●	Communications Solutions—Our net sales decreased 13.5% and 5.6% in the third quarter and first nine months of fiscal 2019, respectively, due to sales declines in both the appliances and the data and devices end markets.
●	Net cash provided by continuing operating activities was $1,575 million in the first nine months of fiscal 2019.

Outlook

In the fourth quarter of fiscal 2019, we expect our net sales to be between $3.2 billion and $3.3 billion as compared to $3.5 billion in the fourth quarter of fiscal 2018. This decrease reflects sales declines in the Transportation Solutions and Communications Solutions segments, and to a lesser degree, the Industrial Solutions segment relative to the fourth quarter of fiscal 2018. Additional information regarding expectations for our reportable segments for the fourth quarter of fiscal 2019 as compared to the same period of fiscal 2018 is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in China and the Europe/Middle East/Africa (“EMEA”) region. We expect global automotive production to decline approximately 6% in the fourth quarter of fiscal 2019.
●	Industrial Solutions—We expect our net sales declines in the industrial equipment and energy end markets to be partially offset by growth in the aerospace, defense, oil, and gas end market. In the industrial equipment end market, sales declines resulting from high inventory levels at distributors are expected to be partially offset by growth in medical applications.
●	Communications Solutions—We expect our net sales to decline in the data and devices and the appliances end markets primarily as a result of reduced demand resulting from high inventory levels at distributors.

We expect diluted earnings per share from continuing operations to be in the range of $0.81 to $0.87 per share in the fourth quarter of fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $50 million and $0.03 per share, respectively, in the fourth quarter of fiscal 2019 as compared to the fourth quarter of fiscal 2018.

For fiscal 2019, we expect our net sales to be between $13.35 billion and $13.45 billion as compared to $14.0 billion in fiscal 2018. This decrease is driven by sales declines in the Transportation Solutions and Communications Solutions segments, partially offset by growth in the Industrial Solutions segment relative to fiscal 2018. Additional information regarding expectations for our reportable segments for fiscal 2019 compared to fiscal 2018 is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to market weakness in China and the EMEA region. We expect global automotive production to decline approximately 7% in fiscal 2019.
●	Industrial Solutions—We expect our net sales increase in the aerospace, defense, oil, and gas end market to be partially offset by declines in the industrial equipment and energy end markets. In the industrial equipment end market, we expect net sales declines resulting from market weakness in industrial applications to be partially offset by growth in medical applications.
●	Communications Solutions—We expect our net sales to decline in the appliances and the data and devices end markets due to market weakness in the Asia–Pacific region and reduced demand resulting from high inventory levels at distributors.

We expect diluted earnings per share from continuing operations to be in the range of $5.42 to $5.48 per share in fiscal 2019. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $400 million and $0.16 per share, respectively, in fiscal 2019 as compared to fiscal 2018.

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

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) in September 2018, and it was approved by public vote in May 2019. Certain measures became effective in the third quarter of fiscal 2019 and accordingly are reflected in our Condensed Consolidated Financial Statements. We are currently assessing the impacts of the federal provisions and subsequent cantonal implementation. We will reflect the impacts of the remaining measures on our Condensed Consolidated Financial Statements when enacted. Upon enactment at the cantonal level, which is expected to occur in the first quarter of fiscal 2020, we expect to recognize approximately $300 million of income tax expense related to the write-down of certain deferred tax assets. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding Swiss Tax Reform.

Acquisitions

During the first nine months of fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions segment from the date of acquisition.

In June 2019, we announced our intent to acquire all outstanding shares of First Sensor AG through a voluntary public tender offer. We expect to complete the transaction in fiscal 2020.

Discontinued Operations

During the first nine months of fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
	($ in millions)
Transportation Solutions	$1,968	58%	$2,112	59%	$5,925	58%	$6,278	60%
Industrial Solutions	1,005	30	988	28	2,940	29	2,842	27
Communications Solutions	416	12	481	13	1,283	13	1,359	13
Total	$3,389	100%	$3,581	100%	$10,148	100%	$10,479	100%

The following table provides an analysis of the change in our net sales by segment:

	Changes in Net Sales for the Quarter Ended June 28, 2019						Changes in Net Sales for the Nine Months Ended June 28, 2019
	versus Net Sales for the Quarter Ended June 29, 2018						versus Net Sales for the Nine Months Ended June 29, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisitions	Sales Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$(144)	(6.8)%	$(73)	(3.5)%	$(84)	$13	$(353)	(5.6)%	$(131)	(2.1)%	$(235)	$13
Industrial Solutions	17	1.7	23	2.3	(26)	20	98	3.4	115	4.0	(80)	63
Communications Solutions	(65)	(13.5)	(52)	(10.8)	(13)	—	(76)	(5.6)	(40)	(3.0)	(36)	—
Total	$(192)	(5.4)%	$(102)	(2.8)%	$(123)	$33	$(331)	(3.2)%	$(56)	(0.5)%	$(351)	$76

Net sales decreased $192 million, or 5.4%, in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 primarily as a result of the negative impact of foreign currency translation of 3.4% due to the weakening of certain foreign currencies and organic net sales declines of 2.8%. Price erosion adversely affected organic net sales by $20 million in the third quarter of fiscal 2019.

In the first nine months of fiscal 2019, net sales decreased $331 million, or 3.2%, as compared to the first nine months of fiscal 2018. The decrease resulted primarily from the negative impact of foreign currency translation of 3.3% due to the weakening of certain foreign currencies. Price erosion adversely affected organic net sales by $75 million in the first nine months of fiscal 2019.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2019.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
	($ in millions)
EMEA	$1,217	36%	$1,351	38%	$3,664	36%	$3,994	38%
Asia–Pacific	1,101	32	1,200	34	3,344	33	3,602	34
Americas	1,071	32	1,030	28	3,140	31	2,883	28
Total	$3,389	100%	$3,581	100%	$10,148	100%	$10,479	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 28, 2019						Change in Net Sales for the Nine Months Ended June 28, 2019
	versus Net Sales for the Quarter Ended June 29, 2018						versus Net Sales for the Nine Months Ended June 29, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisitions	Sales Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
EMEA	$(134)	(9.9)%	$(84)	(6.3)%	$(70)	$20	$(330)	(8.3)%	$(161)	(4.1)%	$(216)	$47
Asia–Pacific	(99)	(8.3)	(56)	(4.6)	(45)	2	(258)	(7.2)	(151)	(4.2)	(113)	6
Americas	41	4.0	38	3.7	(8)	11	257	8.9	256	8.8	(22)	23
Total	$(192)	(5.4)%	$(102)	(2.8)%	$(123)	$33	$(331)	(3.2)%	$(56)	(0.5)%	$(351)	$76

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Cost of sales	$2,279	$2,394	$(115)	$6,806	$6,916	$(110)
As a percentage of net sales	67.2%	66.9%		67.1%	66.0%

Gross margin	$1,110	$1,187	$(77)	$3,342	$3,563	$(221)
As a percentage of net sales	32.8%	33.1%		32.9%	34.0%

Gross margin decreased $77 million in the third quarter of fiscal 2019 due primarily to lower volume, the unfavorable impact of product mix, and the negative impact of foreign currency translation, partially offset by lower material costs. In the first nine months of fiscal 2019, gross margin decreased $221 million primarily as a result of the unfavorable impact of product mix, the negative impact of foreign currency translation, and price erosion, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 32.8% in the third quarter of fiscal 2019 from 33.1% in the third quarter of fiscal 2018 and decreased to 32.9% in the first nine months of fiscal 2019 from 34.0% in the same period of fiscal 2018.

Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials used in the manufacture of our products. We expect to purchase approximately 170 million pounds of copper, 125,000 troy ounces of gold, and 2.6 million troy ounces of silver in fiscal 2019. The following table presents the average prices incurred related to copper, gold, and silver:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 28,	June 29,	June 28,	June 29,
	Measure	2019	2018	2019	2018
Copper	Lb.	$3.02	$2.95	$2.96	$2.83
Gold	Troy oz.	1,305	1,291	1,304	1,283
Silver	Troy oz.	16.14	17.30	16.45	17.30

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Selling, general, and administrative expenses	$356	$394	$(38)	$1,118	$1,180	$(62)
As a percentage of net sales	10.5%	11.0%		11.0%	11.3%

Restructuring and other charges, net	67	64	3	184	104	80

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $38 million and $62 million in the third quarter and first nine months of fiscal 2019 from the same periods of fiscal 2018 due primarily to cost control measures and savings attributable to restructuring actions as well as lower incentive compensation costs and reduced selling expenses. Selling, general, and administrative expenses as a percentage of net sales decreased to 10.5% in the third quarter of fiscal 2019 from 11.0% in the third quarter of fiscal 2018 and decreased to 11.0% in the first nine months of fiscal 2019 from 11.3% in the same period of fiscal 2018.

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

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with these initiatives, we incurred net restructuring charges of $184 million during the first nine months of fiscal 2019, of which $179 million related to the fiscal 2019 restructuring program. Annualized cost savings related to the fiscal 2019 actions commenced during the first nine months of fiscal 2019 are expected to be approximately $145 million and are expected to be realized by the end of fiscal 2021. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

In response to market weakness, we are initiating incremental restructuring actions, primarily consisting of employee severance, to broaden the scope of our cost reduction initiatives and accelerate cost reduction and factory footprint consolidation activities. We previously disclosed that we expected total restructuring charges to be approximately $250 million in fiscal 2019. We have now increased this amount by $125 million. We currently expect total restructuring charges, which will impact all segments, to be approximately $375 million and total spending, which will be funded with cash from operations, to be approximately $165 million in 2019.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$520	$554	$(34)	$1,534	$1,761	$(227)
Operating margin	15.3%	15.5%		15.1%	16.8%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$9	$4	$21	$9
Charges associated with the amortization of acquisition-related fair value adjustments	—	1	3	8
	9	5	24	17
Restructuring and other charges, net	67	64	184	104
Total	$76	$69	$208	$121

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Interest expense	$13	$26	$(13)	$55	$80	$(25)
Income tax expense (benefit)	(245)	77	(322)	(76)	784	(860)
Effective tax rate	(47.8)%	14.5%		(5.1)%	46.3%

Income (loss) from discontinued operations, net of income taxes	$(1)	$1	$(2)	$(98)	$(6)	$(92)

Interest Expense. Interest expense decreased $13 million and $25 million during the third quarter and first nine months of fiscal 2019, respectively, due primarily to the expansion of our cross-currency swap program in fiscal 2019. Under the terms of the fiscal 2019 contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.96% per annum and pay no interest. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 12 to the Condensed Consolidated Financial Statements for information regarding items impacting income tax expense and the effective tax rate for the third quarters and first nine months of fiscal 2019 and 2018 and information regarding Swiss Tax Reform.

Income (Loss) from Discontinued Operations, Net of Income Taxes. During the first nine months of fiscal 2019, we sold our SubCom business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The net sales of the business were $41 million and $510 million in the first nine months of fiscal 2019 and 2018, respectively. The results for the first nine months of fiscal 2019 represent one month of activity. In the first nine months of fiscal 2018, net sales and operating income were negatively impacted by production delays on a program. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
	($ in millions)
Automotive	$1,418	72%	$1,541	73%	$4,312	73%	$4,629	74%
Commercial transportation	317	16	335	16	938	16	968	15
Sensors	233	12	236	11	675	11	681	11
Total	$1,968	100%	$2,112	100%	$5,925	100%	$6,278	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2019						Change in Net Sales for the Nine Months Ended June 28, 2019
	versus Net Sales for the Quarter Ended June 29, 2018						versus Net Sales for the Nine Months Ended June 29, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisitions	Sales Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
Automotive	$(123)	(8.0)%	$(59)	(3.9)%	$(64)	$—	$(317)	(6.8)%	$(139)	(3.1)%	$(178)	$—
Commercial transportation	(18)	(5.4)	(16)	(5.1)	(12)	10	(30)	(3.1)	(5)	(0.7)	(35)	10
Sensors	(3)	(1.3)	2	0.7	(8)	3	(6)	(0.9)	13	1.8	(22)	3
Total	$(144)	(6.8)%	$(73)	(3.5)%	$(84)	$13	$(353)	(5.6)%	$(131)	(2.1)%	$(235)	$13

Net sales in the Transportation Solutions segment decreased $144 million, or 6.8%, in the third quarter of fiscal 2019 from the third quarter of fiscal 2018 due primarily to the negative impact of foreign currency translation of 4.0% and organic net sales declines of 3.5%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 3.9% in the third quarter of fiscal 2019 due primarily to declines of 5.2% and 4.3% in the Asia–Pacific and EMEA regions, respectively. Organic net sales in the Americas region were flat relative to the third quarter of fiscal 2018. Our declines in the Asia–Pacific and EMEA regions were driven by market weakness.
●	Commercial transportation—Our organic net sales decreased 5.1% in the third quarter of fiscal 2019 due to market weakness in the Americas and EMEA regions.
●	Sensors—Our organic net sales increased 0.7% in the third quarter of fiscal 2019 due primarily to growth in the industrial equipment market, partially offset by declines in the commercial transportation market.

In the first nine months of fiscal 2019, net sales in the Transportation Solutions segment decreased $353 million, or 5.6%, as compared to the first nine months of fiscal 2018 primarily as a result of the negative impact of foreign currency translation of 3.7% and organic net sales declines of 2.1%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 3.1% in the first nine months of fiscal 2019 due to declines of 6.1% and 3.5% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 5.0% in the Americas region. Our declines in the Asia–Pacific and EMEA regions resulted from market weakness. In the Americas region, our growth was attributable to electronification and market share gains.
●	Commercial transportation—Our organic net sales decreased 0.7% in the first nine months of fiscal 2019 as a result of market weakness in the Asia–Pacific and EMEA regions, partially offset by growth in the Americas region.
●	Sensors—Our organic net sales increased 1.8% in the first nine months of fiscal 2019 as a result of growth in the industrial equipment market, partially offset by declines in the commercial transportation and automotive markets.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$308	$393	$(85)	$956	$1,237	$(281)
Operating margin	15.7%	18.6%		16.1%	19.7%

Operating income in the Transportation Solutions segment decreased $85 million and $281 million in the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The Transportation Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$6	$2	$13	$5
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	4
	6	2	13	9
Restructuring and other charges, net	53	11	98	13
Total	$59	$13	$111	$22

Excluding these items, operating income decreased in the third quarter of fiscal 2019 due primarily to lower volume and the unfavorable impact of product mix, partially offset by lower material costs. Excluding these items, operating income decreased in the first nine months of fiscal 2019 primarily as a result of the unfavorable impact of product mix, price erosion, and the negative impact of foreign currency translation, partially offset by lower material costs.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
	($ in millions)
Industrial equipment	$485	48%	$506	51%	$1,470	50%	$1,473	52%
Aerospace, defense, oil, and gas	342	34	295	30	958	33	847	30
Energy	178	18	187	19	512	17	522	18
Total	$1,005	100%	$988	100%	$2,940	100%	$2,842	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2019						Change in Net Sales for the Nine Months Ended June 28, 2019
	versus Net Sales for the Quarter Ended June 29, 2018						versus Net Sales for the Nine Months Ended June 29, 2018
	Net		Organic Net				Net		Organic Net
	Sales Growth		Sales Growth		Translation	Acquisition	Sales Growth		Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$(21)	(4.2)%	$(27)	(5.5)%	$(14)	$20	$(3)	(0.2)%	$(25)	(1.8)%	$(41)	$63
Aerospace, defense, oil, and gas	47	15.9	51	16.9	(4)	—	111	13.1	123	14.4	(12)	—
Energy	(9)	(4.8)	(1)	(0.4)	(8)	—	(10)	(1.9)	17	3.0	(27)	—
Total	$17	1.7%	$23	2.3%	$(26)	$20	$98	3.4%	$115	4.0%	$(80)	$63

Net sales in the Industrial Solutions segment increased $17 million, or 1.7%, in the third quarter of fiscal 2019 from the third quarter of fiscal 2018 as a result of organic net sales growth of 2.3% and sales contributions from an acquisition of 2.0%, partially offset by the negative impact of foreign currency translation of 2.6%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 5.5% in the third quarter of fiscal 2019 due primarily to reduced demand resulting from high inventory levels at distributors, partially offset by strength in medical applications.
●	Aerospace, defense, oil, and gas—Our organic net sales increased 16.9% in the third quarter of fiscal 2019 as a result of strength in the commercial aerospace, defense, and oil and gas markets.
●	Energy—Our organic net sales were flat in the third quarter of fiscal 2019 as declines in the EMEA region were largely offset by strength in the Americas region.

In the first nine months of fiscal 2019, net sales in the Industrial Solutions segment increased $98 million, or 3.4%, from the first nine months of fiscal 2018 due to organic net sales growth of 4.0% and sales contributions from an acquisition of 2.2%, partially offset by the negative impact of foreign currency translation of 2.8%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 1.8% in the first nine months of fiscal 2019 primarily as a result of market weakness in industrial applications, partially offset by strength in medical applications.
●	Aerospace, defense, oil, and gas—Our organic net sales increased 14.4% in the first nine months of fiscal 2019 due to growth in the commercial aerospace, defense, and oil and gas markets.

●	Energy—Our organic net sales increased 3.0% in the first nine months of fiscal 2019 primarily as a result of strength in the Americas region, partially offset by declines in the EMEA region.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$156	$92	$64	$393	$319	$74
Operating margin	15.5%	9.3%		13.4%	11.2%

Operating income in the Industrial Solutions segment increased $64 million and $74 million in the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The Industrial Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Acquisition related charges:
Acquisition and integration costs	$3	$2	$8	$4
Charges associated with the amortization of acquisition-related fair value adjustments	—	1	3	4
	3	3	11	8
Restructuring and other charges, net	8	47	60	76
Total	$11	$50	$71	$84

Excluding these items, operating income increased in the third quarter of fiscal 2019 due primarily to higher volume and lower material costs. Excluding these items, operating income increased in the first nine months of fiscal 2019 primarily as a result of higher volume and improved manufacturing productivity.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
	($ in millions)
Data and devices	$245	59%	$278	58%	$753	59%	$774	57%
Appliances	171	41	203	42	530	41	585	43
Total	$416	100%	$481	100%	$1,283	100%	$1,359	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 28, 2019					Change in Net Sales for the Nine Months Ended June 28, 2019
	versus Net Sales for the Quarter Ended June 29, 2018					versus Net Sales for the Nine Months Ended June 29, 2018
	Net		Organic Net			Net		Organic Net
	Sales Growth		Sales Growth		Translation	Sales Growth		Sales Growth		Translation
	($ in millions)
Data and devices	$(33)	(11.9)%	$(26)	(9.4)%	$(7)	$(21)	(2.7)%	$(4)	(0.5)%	$(17)
Appliances	(32)	(15.8)	(26)	(12.8)	(6)	(55)	(9.4)	(36)	(6.3)	(19)
Total	$(65)	(13.5)%	$(52)	(10.8)%	$(13)	$(76)	(5.6)%	$(40)	(3.0)%	$(36)

Net sales in the Communications Solutions segment decreased $65 million, or 13.5%, in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018 due to organic net sales declines of 10.8% and the negative impact of foreign currency translation of 2.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 9.4% in the third quarter of fiscal 2019 due primarily to reduced demand resulting from high inventory levels at distributors, partially offset by growth in high speed connectivity in data center applications.
●	Appliances—Our organic net sales decreased 12.8% in the third quarter of fiscal 2019 due to market weakness in all regions and reduced demand resulting from high inventory levels at distributors.

In the first nine months of fiscal 2019, net sales in the Communications Solutions segment decreased $76 million, or 5.6%, as compared to the same period of fiscal 2018 due to organic net sales declines of 3.0% and the negative impact of foreign currency translation of 2.6%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 0.5% in the first nine months of fiscal 2019 due primarily to market weakness in the Asia-Pacific region.
●	Appliances—Our organic net sales decreased 6.3% in the first nine months of fiscal 2019 primarily as a result of market weakness in the Asia–Pacific and EMEA regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 28,	June 29,		June 28,	June 29,
	2019	2018	Change	2019	2018	Change
	($ in millions)
Operating income	$56	$69	$(13)	$185	$205	$(20)
Operating margin	13.5%	14.3%		14.4%	15.1%

Operating income in the Communications Solutions segment decreased $13 million and $20 million in the third quarter and first nine months of fiscal 2019, respectively, as compared to the same periods of fiscal 2018. The Communications Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
	(in millions)
Restructuring and other charges, net	$6	$6	$26	$15

Excluding these items, operating income decreased in the third quarter and first nine months of fiscal 2019 as compared to the same periods of fiscal 2018 due primarily to lower volume.

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

Cash Flows from Operating Activities

In the first nine months of fiscal 2019, net cash provided by continuing operating activities increased $196 million to $1,575 million from $1,379 million in the first nine months of fiscal 2018. The increase resulted primarily from higher collections of accounts receivable and fluctuations in cash collateral requirements under our cross-currency swap contracts, partially offset by a decrease in pre-tax income levels.

The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2019 and 2018 was $277 million and $317 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $570 million and $673 million in the first nine months of fiscal 2019 and 2018, respectively. We expect fiscal 2019 capital spending levels to be approximately 5-6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. See Note 4 to the Condensed Consolidated Financial Statements.

During the first nine months of fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at June 28, 2019 and September 28, 2018 was $4,036 million and $4,000 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the third quarter of fiscal 2019, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued €350 million aggregate principal amount of fixed-to-floating rate senior notes due June 2021. The fixed-to-floating rate senior notes bear interest at a rate of 0% until June 2020 and then at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30% per year until maturity. In June 2020, we may, at our option, redeem the fixed-to-floating rate senior notes, as a whole, at 100% of the principal amount. Also, during the first nine months of fiscal 2019, TEGSA issued $350 million aggregate principal amount of floating rate senior notes due June 2020. The floating rate senior notes bear interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year. The fixed-to-floating rate senior notes and floating rate senior notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

During the first nine months of fiscal 2019, TEGSA repaid, at maturity, $325 million 2.375% senior notes due 2018.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1,500 million. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December

2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at June 28, 2019 or September 28, 2018.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 28, 2019, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $454 million and $435 million in the first nine months of fiscal 2019 and 2018, respectively.

In March 2019, our shareholders approved a dividend payment to shareholders of $1.84 per share, payable in four equal quarterly installments of $0.46 per share beginning in the third quarter of fiscal 2019 and ending in the second quarter of fiscal 2020.

During the first nine months of fiscal 2019, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately 10 million of our common shares for $836 million and approximately 6 million of our common shares for $612 million under the share repurchase program during the first nine months of fiscal 2019 and 2018, respectively. At June 28, 2019, we had $1.7 billion of availability remaining under our share repurchase authorization.

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

At June 28, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $316 million.

As discussed above, in the first nine months of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.7 billion as of June 28, 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire within two years. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of June 28, 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension liabilities are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018. Except as set forth below, there were no significant changes to this information during the first nine months of fiscal 2019.

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

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should,” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions such as natural disasters;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;

●	risks related to compliance with current and future environmental and other laws and regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals, including Swiss Tax Reform, and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the first nine months of fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the fiscal 2019 contracts was $1,901 million at June 28, 2019. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding our exposures to market risk.

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2019, except for the item noted above. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 28, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, except as set forth in “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2018. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 and “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2018 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 28, 2019:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased(1)	Share(1)	or Programs(2)	or Programs(2)
March 30–April 26, 2019	630,885	$88.33	627,600	$1,775,896,063
April 27–May 31, 2019	858,402	89.40	855,500	1,699,431,887
June 1–June 28, 2019	220,063	91.99	219,800	1,679,210,861
Total	1,709,350	$89.34	1,702,900
(1)	These columns include the following transactions which occurred during the quarter ended June 28, 2019:
(i)the acquisition of 6,450 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)open market purchases totaling 1,702,900 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity’s Current Report on Form 8-K, filed May 21, 2019)
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101.INS	† ‡	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith
†	Submitted electronically with this report in accordance with the provisions of Regulation S-T
‡	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ HEATH A. MITTS Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2019