Form 10-K
period 2019-09-27
TE Connectivity Ltd.
filed 2019-11-12
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $30.4 billion as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of November 7, 2019 was 334,474,632.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2020 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TE CONNECTIVITY LTD.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should,” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

The risk factors discussed in “Risk Factors” and other risks described in this Annual Report could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ii

PART I

“TE Connectivity” and “TE Connectivity (logo)” are trademarks. This report further contains other trademarks of ours and additional trade names and trademarks of other companies that are not owned by TE Connectivity. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

© 2019 TE Connectivity Ltd. All Rights Reserved.

ITEM 1. BUSINESS

General

TE Connectivity Ltd. (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions, proven in the harshest environments, enable advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

We became an independent, publicly traded company in 2007; however, through our predecessor companies, we trace our foundations in the connectivity business back to 1941. We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations.

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2019, 2018, and 2017 were 52 weeks in length and ended on September 27, 2019, September 28, 2018, and September 29, 2017, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

Segments

We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. We believe our segments serve a combined market of approximately $190 billion.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2019	2018	2017
Transportation Solutions	58%	59%	58%
Industrial Solutions	30	28	29
Communications Solutions	12	13	13
Total	100%	100%	100%

Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, antennas, relays, application tooling, and wire and heat shrink tubing. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

●	Automotive (73% of segment’s net sales)—We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.

●	Commercial transportation (15% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (12% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, heat shrink tubing, relays, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Industrial equipment (49% of segment’s net sales)—Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting, HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Our products are also used by the solar industry. The medical industry uses our products in imaging, diagnostic, surgical, and minimally invasive interventional applications.
●	Aerospace, defense, oil, and gas (33% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Energy (18% of segment’s net sales)—Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

The Industrial Solutions segment competes primarily against Amphenol, Belden, Hubbell, Carlisle Companies, 3M, Integer Holdings, Esterline, Molex, and Phoenix Contact.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, relays, heat shrink tubing, and antennas. The Communications Solutions segment’s products are used in the following end markets:

·

Data and devices (59% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

·

Appliances (41% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

The Communications Solutions segment’s major competitors include Amphenol, Molex, JST, and Korea Electric Terminal (KET).

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

No single customer accounted for a significant amount of our net sales in fiscal 2019, 2018, or 2017.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2019	2018	2017
Europe/Middle East/Africa (“EMEA”)	36%	38%	36%
Asia–Pacific	33	34	35
Americas	31	28	29
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 150 countries primarily through direct selling efforts to manufacturers. In fiscal 2019, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

We maintain distribution centers around the world. Products are generally delivered to the distribution centers by our manufacturing facilities and then subsequently delivered to the customer. In some instances, however, products are delivered directly from our manufacturing facility to the customer. Our global coverage positions us near our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production costs. We contract with a wide range of transport providers to deliver our products globally via road, rail, sea, and air. We believe our balanced sales distribution lowers our exposure to any particular geography and improves our financial profile.

Seasonality and Backlog

We experience a slight seasonal pattern to our business. Overall, the third and fourth fiscal quarters are typically the strongest quarters of our fiscal year, whereas the first fiscal quarter is negatively affected by holidays and the second fiscal quarter may be affected by adverse winter weather conditions in some of our markets.

Certain of our end markets experience some seasonality. Our sales in the automotive market are dependent upon global automotive production, and seasonal declines in European production may negatively impact net sales in the fourth fiscal quarter. Also, our sales in the energy market typically increase in the third and fourth fiscal quarters as customer activity increases.

Customer orders typically fluctuate from quarter to quarter based upon business and market conditions. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods. Backlog by reportable segment was as follows:

	Fiscal Year End
	2019	2018
	(in millions)
Transportation Solutions	$1,639	$1,779
Industrial Solutions	1,315	1,245
Communications Solutions	361	441
Total	$3,315	$3,465

We expect that the majority of our backlog at fiscal year end 2019 will be filled during fiscal 2020.

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

Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success. We continue to emphasize employee development and training, and we embrace diversity and inclusion.

We have employees located throughout the world. As of fiscal year end 2019, we employed approximately 78,000 people worldwide, of whom 31,000 were in the EMEA region, 22,000 were in the Asia–Pacific region, and 25,000 were in the Americas region. Of our total employees, approximately 49,000 were employed in manufacturing.

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

Environmental

Our operations are subject to numerous environmental, health, and safety laws and regulations, including those regulating the discharge of materials into the environment, greenhouse gas emissions, hazardous materials in products, and chemical usage. We are committed to complying with these laws and to the protection of our employees and the environment. We maintain a global environmental, health, and safety program that includes appropriate policies and standards; staff dedicated to environmental, health, and safety issues; periodic compliance auditing; training; and other measures. We also have a program for compliance with the European Union (“EU”) Restriction of Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the China Restriction of Hazardous Substances law, the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) Regulation, and similar laws.

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2019, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $43 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2020 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

Available Information

All periodic and current reports, registration filings, and other filings that we are required to file with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available free of charge through our internet website at www.te.com. Such documents are available as soon as reasonably practicable after electronic filing or furnishing of the material with the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Our Consolidated Financial Statements are prepared in United States (“U.S.”) dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2019 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

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

We could be adversely affected by a decline in the market value of our pension plans’ investment portfolios or a reduction in returns on plan assets.

Concerns about deterioration in the global economy, together with concerns about credit, inflation, or deflation, have caused and could continue to cause significant volatility in the price of all securities, including fixed income and equity securities, which has reduced and could further reduce the value of our pension plans’ investment portfolios. In addition, the expected returns on plan assets may not be achieved. A decrease in the value of our pension plans’ investment portfolios or a reduction in returns on plan assets could have an adverse effect on our results of operations, financial position, and cash flows.

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

Our workforce; manufacturing, research, administrative, and sales facilities; markets; customers; and suppliers are located throughout the world. As a result, we are exposed to risks that could negatively affect sales or profitability, including:

·	changes in global trade policies, including sanctions, tariffs, trade barriers, and trade disputes;
·	regulations related to customs and import/export matters;
·	variations in lengths of payment cycles and challenges in collecting accounts receivable;
·

tax law and regulatory changes in Switzerland, the U.S., and the EU among other jurisdictions, including tax law and regulatory changes that may be effected as a result of tax policy recommendations from quasi-governmental organizations such as the Organisation for Economic Co-operation and Development (“OECD”), examinations by taxing authorities, variations in tax laws from country to country, changes to the terms of income tax treaties, and difficulties in the tax-efficient repatriation of cash generated or held in a number of jurisdictions;

·	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which we currently operate;
·	difficulties protecting intellectual property;
·	instability in economic or political conditions, including sovereign debt levels, Eurozone uncertainty, inflation, recession, actual or anticipated military or political conflicts;
·

the impact of the decision of the United Kingdom to exit from the EU (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers. The effects of Brexit, including long-lasting effects of Brexit on EU market access, will depend on more permanent agreements between the United Kingdom and the EU to be negotiated during the transition period; and

·	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 18 principal manufacturing sites. In addition, approximately 18% of our net sales in fiscal 2019 were made to customers in China. Economic conditions in China have been and may continue to be volatile and uncertain. In addition, the legal and regulatory system in China is still developing and subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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

Although we are a Swiss corporation, recent U.S. tax law changes have expanded application of certain ownership attribution rules and cause certain of our non-U.S. subsidiaries to be treated as Controlled Foreign Corporations (“CFCs”) for U.S. federal income tax purposes. A U.S. person that is treated for U.S. federal income tax purposes as owning, directly, indirectly, or constructively, 10% or more of our shares may be required to annually report and include in its U.S. taxable income its pro rata share of certain types of income earned by our subsidiaries that are treated as CFCs, whether or not we make any distributions to such U.S. shareholder. A U.S. person that owns 10% or more of our shares should consult a tax adviser regarding the potential implications to it of these changes in U.S. federal income tax law. The risk of U.S. federal income tax reporting and compliance obligations with respect to our subsidiaries that now are treated as CFCs may deter our current shareholders from increasing their investment in us, and others from investing in us, which could impact the demand for, and value of, our shares.

Risks Relating to the Industry in Which We Operate

We are dependent on the automotive and other industries.

We are dependent on end market dynamics to sell our products, and our operating results could be adversely affected by cyclical and reduced demand in these markets. Periodic downturns in our customers’ industries can significantly reduce demand for certain of our products, which could have a material adverse effect on our results of operations, financial position, and cash flows.

Approximately 42% of our net sales for fiscal 2019 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

During fiscal 2019, approximately 14% of our net sales were to customers in the industrial equipment end market, 10% of our net sales were to customers in the aerospace, defense, oil, and gas end market, and 9% of our net sales were to customers in the commercial transportation market. Demand for industrial equipment is dependent upon economic conditions, including customer investment in factory automation, intelligent buildings, and process control systems, as well as market conditions in the medical, rail transportation, solar and lighting, and other major industrial markets we serve. The aerospace and defense industry has undergone significant fluctuations in demand, depending on worldwide economic and political conditions. Demand in the oil and gas market is impacted by oil price volatility. The commercial transportation industry can experience variability in demand depending on the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets.

We encounter competition in substantially all areas of the electronic components industry.

We operate in highly competitive markets for electronic components and expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on various factors including the price, quality, and performance of our products; the level of customer service; the development of new technology; our ability to participate in emerging markets; and customers’ expectations relating to socially responsible operations. The competition we experience across product lines from other companies ranges in size from large, diversified manufacturers to small, highly specialized manufacturers. The electronic components industry has become increasingly concentrated and globalized in recent years, and our major competitors have significant financial resources and technological capabilities. A number of these competitors compete with us primarily on price, and in some instances may have the benefit of lower production costs for certain products. We cannot provide assurance that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competitors. Increased competition may result in price reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our results of operations, financial position, and cash flows.

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

We are a large buyer of resins, chemicals, additives, and metals, including copper, gold, silver, aluminum, brass, steel, and zinc. Many of these raw materials are produced in a limited number of countries around the world or are only available from a limited number of suppliers. In addition, the prices of many of these raw materials continue to fluctuate. If we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials, it could have a substantial impact on the price we pay for raw materials. To the extent we cannot compensate for cost increases through productivity improvements or price increases to our customers, our margins may decline, materially affecting our results of operations, financial position, and cash flows. In addition, we use financial instruments to hedge the volatility of certain commodities prices. The success of our hedging program depends on accurate forecasts of planned consumption of the hedged commodity materials. We could experience unanticipated hedge gains or losses if these forecasts are inaccurate.

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold (“conflict minerals” or “3TG”) mined from the Democratic Republic of the Congo (“DRC”) and adjoining countries (together with the DRC, the “Covered Countries”) in their products. These requirements could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products, and may result in only a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries. Accordingly, we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

Our success depends to a significant extent upon our continued ability to retain our management and executive management employees and hire new management and executive management employees to replace, succeed, or add to members of our management team. Our management team has significant industry experience and would be difficult to replace. Competition for management talent is intense, and any difficulties we may have to retain or hire members of management to achieve our objectives may have an adverse effect on our results of operations, financial position, and cash flows.

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

Our five-year unsecured senior revolving credit facility (“Credit Facility”) contains financial and other covenants, such as a limit on the ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) and limits on the amount of subsidiary debt and incurrence of liens. Our outstanding notes’ indentures contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

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

The market price of our shares may fluctuate widely.

The market price of our shares may fluctuate widely, depending upon many factors, including:

·	our quarterly or annual earnings;
·	quarterly or annual sales or earnings guidance that we may provide or changes thereto;
·	actual or anticipated fluctuations in our operating results;
·	volatility in financial markets and market fluctuations caused by global and regional economic conditions and investors’ concerns about potential risks to future economic growth;
·	changes in earnings estimates by securities analysts or our ability to meet those estimates;
·	changes in accounting standards, policies, guidance, interpretations, or principles;
·	tax legislative and regulatory actions and proposals in Switzerland, the U.S., the EU, and other jurisdictions;
·	announcements by us or our competitors of significant acquisitions or dispositions; and
·	the operating and stock price performance of comparable companies and companies that serve end markets important to our business.

Risks Relating to Strategic Transactions

Future acquisitions may not be successful.

We regularly evaluate the possible acquisition of strategic businesses, product lines, or technologies which have the potential to strengthen our market position or enhance our existing product offerings, and we have completed a number of acquisitions in recent years. We anticipate that we will continue to pursue acquisition opportunities as part of our growth strategy. We cannot provide assurance that we will identify or successfully complete transactions with acquisition candidates in the future. We also cannot provide assurance that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations, financial position, and cash flows could be materially and adversely affected.

Future acquisitions could require us to issue additional debt or equity.

If we were to make a substantial acquisition with cash, the acquisition may need to be financed in part through funding from banks, public offerings or private placements of debt or equity securities, or other arrangements. This acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot provide assurance that sufficient acquisition financing would be available to us on acceptable terms if and when required. If we were to complete an acquisition partially or wholly funded by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our shares.

Divestitures of some of our businesses or product lines may have a material adverse effect on our results of operations, financial position, and cash flows.

We continue to evaluate the strategic fit of specific businesses and products which may result in additional divestitures. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial position. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products, and personnel; the diversion of management’s attention from other business concerns; the disruption of our business; and the potential loss of key employees. There can be no assurance that we will be successful in addressing these or any other significant risks encountered.

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

In the normal course of business, we are, from time to time, a defendant in litigation, including litigation alleging the infringement of intellectual property rights, anti-competitive behavior, product liability, breach of contract, and employment-related claims. In certain circumstances, patent infringement and antitrust laws permit successful plaintiffs to recover treble damages. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could cause a material adverse effect on our results of operations, financial position, and cash flows.

If any of our operations are found not to comply with applicable antitrust or competition laws or applicable trade regulations, our business may suffer.

Our operations are subject to applicable antitrust and competition laws in the jurisdictions in which we conduct our business, in particular the U.S. and the EU. These laws prohibit, among other things, anticompetitive agreements and practices. If any of our commercial agreements and practices with respect to the electronic components or other markets are found to violate or infringe such laws, we may be subject to civil and other penalties. We may also be subject to third-party claims for damages. Further, agreements that infringe these antitrust and competition laws may be void and unenforceable, in whole or in part, or require modification to be lawful and enforceable. If we are unable to enforce our commercial agreements, whether at all or in material part, our results of operations, financial position, and cash flows could be adversely affected. Further, any failure to maintain compliance with trade regulations could limit our ability to import and export raw materials and finished goods into or from the relevant jurisdiction, which could negatively impact our results of operations, financial position, and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act, and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot provide assurance that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial position, and cash flows.

Our operations expose us to the risk of material environmental liabilities, litigation, government enforcement actions, and reputational risk.

We are subject to numerous federal, state, and local environmental protection and health and safety laws and regulations in the various countries where we operate and where our products are sold. These laws and regulations govern, among other things:

·	the generation, storage, use, and transportation of hazardous materials;
·	emissions or discharges of substances into the environment;
·	investigation and remediation of hazardous substances or materials at various sites;
·	greenhouse gas emissions;
·	product hazardous material content; and
·	the health and safety of our employees.

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

We anticipate making distributions to shareholders through a reduction of contributed surplus (as determined for Swiss tax and statutory purposes) in order to make the distributions on our shares to shareholders free of Swiss withholding tax. Various tax law and corporate law proposals in Switzerland, if passed in the future, may affect our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax. There can be no assurance that we will be able to meet the legal requirements for future distributions to shareholders through dividends from contributed surplus or through a reduction of registered share capital, or that Swiss withholding rules would not be changed in the future. In addition, over the long term, the amount of registered share capital available for reductions will be limited. Our ability to pay dividends or distributions to our shareholders free from Swiss withholding tax is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to do so could make our stock less attractive to investors.

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

The Swiss Code of Obligations regulates a corporation’s ability to hold or repurchase its own shares. We and our subsidiaries may only repurchase shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax and statutory purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, only if our shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Additionally, various corporate law proposals in Switzerland, if passed in the future, may affect our ability to repurchase our shares. Our ability to repurchase our shares is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

Registered holders of our shares must be registered as shareholders with voting rights in order to vote at shareholder meetings.

Our articles of association contain a provision regarding voting rights that is required by Swiss law for Swiss companies like us that issue registered shares (as opposed to bearer shares). This provision provides that to be able to exercise voting rights, holders of our shares must be registered in our share register (Aktienbuch) as shareholders with voting rights. Only shareholders whose shares have been registered with voting rights on the record date may participate in and vote at our shareholders’ meetings, but all shareholders will be entitled to dividends, distributions, preemptive rights, advance subscription rights, and liquidation proceeds. The board of directors may, in its discretion, refuse to register shares as shares with voting rights if a shareholder does not fulfill certain disclosure requirements in our articles of association. Additionally, various proposals in Switzerland for corporate law changes, if passed in the future, may require shareholder registration in order to exercise voting rights for shareholders who hold their shares in street name through brokerages and banks. Such a registration requirement could make our stock less attractive to investors.

Certain provisions of our articles of association may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that our shareholders might consider favorable.

Our articles of association contain provisions that could be considered “anti-takeover” provisions because they would make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these provisions, among others:

·	shareholders may act only at shareholder meetings and not by written consent, and
·

restrictions will apply to any merger or other business combination between our company and any holder of 15% or more of our issued voting shares who became such without the prior approval of our board of directors.

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, until March 14, 2020 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders’ preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange (“NYSE”), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

Global legislative and regulatory actions and proposals could cause a material change in our worldwide effective corporate tax rate.

Various legislative and regulatory proposals have been directed at multinational companies with operations in lower-tax jurisdictions. There has been heightened focus on adoption of such legislation and on other initiatives, such as:

·

the OECD’s initiative to develop agreed-upon best practices to prevent base erosion and profit shifting, which contemplate changes to numerous long-standing tax principles related to the distribution of profits between affiliated entities in different tax jurisdictions,

·	EU and other country efforts to adopt certain OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and
·	tax policy changes in the U.S., such as additional federal tax reform measures, new tax regulations, and revisions to the Model Income Tax Treaty.

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

As we are organized under the laws of Switzerland, it may not be possible to enforce court judgments obtained in the U.S. against us in Switzerland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Switzerland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. and Switzerland currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, would not be allowed in Swiss courts as they are contrary to Switzerland’s public policy.

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

ITEM 2. PROPERTIES

Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2019, we owned approximately 17 million square feet and leased approximately 9 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in approximately 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2019, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(number of manufacturing facilities)
EMEA	20	24	3	47
Asia–Pacific	9	7	8	24
Americas	11	25	3	39
Total	40	56	14	110

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various legal proceedings and claims, including product liability matters, employment disputes, disputes on agreements, other commercial disputes, environmental matters, antitrust claims, and tax matters, including non-income tax matters such as value added tax, sales and use tax, real estate tax, and transfer tax. In addition, we operate in an industry susceptible to significant patent legal claims. At any given time in the normal course of business, we are involved as either a plaintiff or defendant in a number of patent infringement actions. If infringement of a third party’s patent were to be determined against us, we might be required to make significant royalty or other payments or might be subject to an injunction or other limitation on our ability to manufacture or sell one or more products. If a patent owned by or licensed to us were determined to be invalid or unenforceable, we might be required to reduce the value of the patent on our Consolidated Balance Sheet and to record a corresponding charge, which could be significant in amount.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common shares are listed and traded on the NYSE under the symbol “TEL.” As of November 6, 2019, there were 19,412 shareholders of record of our common shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2014 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE TOTAL RETURNS
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS AND EQUIPMENT INDEX
$200
$150
$100
$50
2014
2015
2016
2017
2018
2019
Fiscal Year Ended
TE Connectivity Ltd.
S&P 500 Index
Dow Jones Electrical Components and Equipment

	Fiscal Year End
	2014(1)	2015	2016	2017	2018	2019
TE Connectivity Ltd.	$100.00	$101.30	$114.21	$150.45	$162.08	$174.62
S&P 500 Index	100.00	99.41	114.13	135.36	159.61	165.55
Dow Jones Electrical Components and Equipment Index	100.00	91.84	109.03	140.59	156.34	150.52
(1)	$100 invested on September 26, 2014 in TE Connectivity Ltd.’s common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 27, 2019:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
June 29–July 26, 2019	671,633	$92.76	670,900	$1,616,977,103
July 27–August 30, 2019	1,007,600	89.85	1,003,000	1,526,870,086
August 31–September 27, 2019	289,992	92.77	282,100	1,500,732,017
Total	1,969,225	$91.27	1,956,000
(1)	These columns include the following transactions which occurred during the quarter ended September 27, 2019:
(i)	the acquisition of 13,225 common shares from individuals to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)	open market purchases totaling 1,956,000 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data. The data presented should be read in conjunction with our Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Our consolidated financial information may not be indicative of our future performance.

	As of or for Fiscal
	2019	2018	2017	2016(1)	2015
	(in millions, except per share data)
Statement of Operations Data
Net sales	$13,448	$13,988	$12,185	$11,352	$11,524
Acquisition and integration costs	27	14	6	22	55
Restructuring and other charges (credits), net(2)	255	126	147	(2)	152
Other income (expense), net(3)	2	1	(42)	(677)	(55)
Income tax (expense) benefit(4)	15	344	(180)	826	(306)
Income from continuing operations	1,946	2,584	1,540	1,847	1,180
Income (loss) from discontinued operations, net of income taxes(5)	(102)	(19)	143	162	1,240
Net income	1,844	2,565	1,683	2,009	2,420

Per Share Data
Basic earnings per share:
Income from continuing operations	$5.76	$7.38	$4.34	$5.05	$2.91
Net income	5.46	7.33	4.74	5.49	5.98
Diluted earnings per share:
Income from continuing operations	$5.72	$7.32	$4.30	$5.01	$2.87
Net income	5.42	7.27	4.70	5.44	5.89

Dividends paid per common share	$1.80	$1.68	$1.54	$1.40	$1.24

Balance Sheet Data
Total assets	$19,694	$20,386	$19,403	$17,608	$20,589
Long-term liabilities	5,584	5,145	5,805	6,057	7,429
Total shareholders’ equity	10,570	10,831	9,751	8,485	9,585
(1)	Fiscal 2016 was a 53-week year.
(2)	Fiscal 2016 included a pre-tax gain of $144 million on the sale of our Circuit Protection Devices business.
(3)	Fiscal 2016 and 2015 net other income (expense) was recorded primarily pursuant to the Tax Sharing Agreement with Tyco International plc and Covidien plc. Fiscal 2016 included $604 million of other expense related to the effective settlement of tax matters for the years 1997 through 2000 and $46 million of other expense related to a tax settlement in another tax jurisdiction. Fiscal 2015 included $84 million of other expense related to the effective settlement of all undisputed tax matters for the years 2001 through 2007.
(4)	For fiscal 2019, 2018, and 2017, see Note 15 to the Consolidated Financial Statements for additional information. Fiscal 2016 included a $1,135 million income tax benefit related to the effective settlement of tax matters for the years 1997 through 2000, partially offset by a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets. Additionally, fiscal 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings. Fiscal 2015 included a $216 million income tax charge associated with the tax impacts of certain intercompany legal entity restructurings made in connection with our integration of Measurement Specialties, Inc; a $201 million income tax benefit related to the effective settlement of all undisputed tax matters for the years 2001 through 2007; and a $63 million income tax benefit associated with the effective settlement of all undisputed tax matters for the years 2008 through 2010.

(5)	Fiscal 2019 included a pre-tax loss of $86 million on the sale of our Subsea Communications business. Fiscal 2015 included a pre-tax gain of $1.1 billion on the sale of our Broadband Network Solutions business. For additional information regarding discontinued operations, see Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the accompanying notes included elsewhere in this Annual Report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Forward-Looking Information.”

Our Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Discussion of our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. Discussion of our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018.

The following discussion includes organic net sales growth which is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for additional information regarding this measure.

Overview

We are a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions, proven in the harshest environments, enable advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

Fiscal 2019 included the following:

●	Our fiscal 2019 net sales decreased 3.9% from fiscal 2018 levels due to sales declines in the Communications Solutions and Transportation Solutions segments, partially offset by growth in the Industrial Solutions segment. On an organic basis, our net sales decreased 1.7% in fiscal 2019 as compared to fiscal 2018.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 5.7% due primarily to sales declines in the automotive end market.
●	Industrial Solutions—Our net sales increased 2.5% primarily as a result of increased sales in the aerospace, defense, oil, and gas end market.
●	Communications Solutions—Our net sales decreased 9.2% due to sales declines in both the appliances and the data and devices end markets.
●	During fiscal 2019, our shareholders approved a dividend payment to shareholders of $1.84 per share, payable in four equal quarterly installments of $0.46 beginning in the third quarter of fiscal 2019 and ending in the second quarter of fiscal 2020.
●	Net cash provided by continuing operating activities was $2,454 million in fiscal 2019.

Outlook

In the first quarter of fiscal 2020, we expect our net sales to be between $3.0 billion and $3.2 billion as compared to $3.35 billion in the first quarter of fiscal 2019. We expect our net sales to be between $12.7 billion and $13.3 billion in fiscal 2020 as compared to $13.4 billion in fiscal 2019. These decreases are primarily due to sales declines in the Communications Solutions and Transportation Solutions segments. Additional information regarding expectations for our reportable segments for the first quarter of fiscal 2020 as compared to the same period of fiscal 2019 and for fiscal 2020 compared to fiscal 2019 is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market as a result of declines in global automotive production. However, we expect our content gains to partially offset the impact of the overall market decline. We expect our net sales to decrease in the commercial transportation end market as a result of market weakness.
●	Industrial Solutions—We expect our net sales declines in the industrial equipment end market to be largely offset by sales increases in the aerospace, defense, oil, and gas and the energy end markets. In the industrial equipment end market, market weakness in industrial applications is expected to be partially offset by continued growth in medical applications.
●	Communications Solutions—We expect our net sales to decline in both the data and devices and the appliances end markets due to market weakness across all regions and reduced demand resulting from high inventory levels at distributors.

We expect diluted earnings per share from continuing operations to be in the range of $0.93 to $0.99 per share in the first quarter of fiscal 2020. In fiscal 2020, we expect diluted earnings per share from continuing operations to be in the range of $4.21 to $4.61 per share.

The outlook for the first quarter of fiscal 2020 as compared to the same period of fiscal 2019 reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $62 million and $0.03 per share, respectively. The outlook for fiscal 2020 as compared to fiscal 2019 reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $229 million and $0.11 per share, respectively.

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

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) in September 2018, and it was approved by public vote in May 2019. Certain measures became effective in fiscal 2019 and accordingly are reflected on our Consolidated Financial Statements.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law. We are currently assessing the impacts of the cantonal implementation, including reductions in tax rates. We expect to recognize approximately $350 million of income tax expense related to the write-down of certain deferred tax assets to the lower tax rates in the first quarter of fiscal 2020, the period of enactment. This income tax charge is not reflected in the above outlook; however, our outlook does reflect an expected increase of approximately 400 basis points in our effective tax rate in fiscal 2020 as a result of other provisions of Swiss Tax Reform. See Note 15 to the Consolidated Financial Statements for additional information regarding Swiss Tax Reform.

Acquisitions

During fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions segment from the date of acquisition.

We acquired two businesses during fiscal 2018 for a combined cash purchase price of $153 million, net of cash acquired. In fiscal 2019, we received $13 million as a result of a customary net working capital settlement for one of the acquisitions. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

Pending Acquisition

During fiscal 2019, we entered into a business combination agreement and commenced a voluntary public tender offer for all outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany. The offer was accepted for approximately 72% of First Sensor’s shares. The transaction, including the assumption of First Sensor’s outstanding net debt and minority interest, is valued at approximately €307 million. Completion of the offer will be subject to customary closing conditions, including regulatory approvals. We expect to complete the transaction in fiscal 2020.

Discontinued Operations

In fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The SubCom business met the held for sale and discontinued operations criteria and has been reported as such in all periods presented on our Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2019		2018
	($ in millions)
Transportation Solutions	$7,821	58%	$8,290	59%
Industrial Solutions	3,954	30	3,856	28
Communications Solutions	1,673	12	1,842	13
Total	$13,448	100%	$13,988	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2019 versus Fiscal 2018
	Net Sales		Organic Net
	Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$(469)	(5.7)%	$(232)	(2.8)%	$(274)	$37
Industrial Solutions	98	2.5	120	3.1	(95)	73
Communications Solutions	(169)	(9.2)	(129)	(7.0)	(40)	—
Total	$(540)	(3.9)%	$(241)	(1.7)%	$(409)	$110

Net sales decreased $540 million, or 3.9%, in fiscal 2019 as compared to fiscal 2018. The decrease in net sales resulted from the negative impact of foreign currency translation of 3.0% due to the weakening of certain foreign currencies and organic net sales declines 1.7%, partially offset by sales contributions from acquisitions of 0.8%. Price erosion adversely affected organic net sales by $108 million in fiscal 2019.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—EMEA, Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 150 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2019. The percentage of net sales in fiscal 2019 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	42%
Euro	30
Chinese renminbi	13
Japanese yen	6
All others	9
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2019		2018
	($ in millions)
EMEA	$4,823	36%	$5,255	38%
Asia–Pacific	4,401	33	4,762	34
Americas	4,224	31	3,971	28
Total	$13,448	100%	$13,988	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2019 versus Fiscal 2018
	Net Sales		Organic Net
	Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
EMEA	$(432)	(8.2)%	$(231)	(4.4)%	$(269)	$68
Asia–Pacific	(361)	(7.6)	(248)	(5.2)	(120)	7
Americas	253	6.4	238	6.0	(20)	35
Total	$(540)	(3.9)%	$(241)	(1.7)%	$(409)	$110

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2019	2018	Change
	($ in millions)
Cost of sales	$9,054	$9,243	$(189)
As a percentage of net sales	67.3%	66.1%

Gross margin	$4,394	$4,745	$(351)
As a percentage of net sales	32.7%	33.9%

In fiscal 2019, gross margin decreased $351 million as compared to fiscal 2018, primarily as a result of lower volume, unfavorable product mix, negative foreign currency translation, and price erosion, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 32.7% in fiscal 2019 from 33.9% in fiscal 2018.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, and silver. In fiscal 2019, we purchased approximately 172 million pounds of copper, 122,000 troy ounces of gold, and 2.6 million troy ounces of silver. The following table presents the average prices incurred related to copper, gold, and silver:

		Fiscal
	Measure	2019	2018
Copper	Lb.	$2.93	$2.86
Gold	Troy oz.	1,309	1,281
Silver	Troy oz.	16.42	17.15

In fiscal 2020, we expect to purchase approximately 170 million pounds of copper, 120,000 troy ounces of gold, and 2.4 million troy ounces of silver.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2019	2018	Change
	($ in millions)
Selling, general, and administrative expenses	$1,490	$1,594	$(104)
As a percentage of net sales	11.1%	11.4%

Restructuring and other charges, net	255	126	129

Selling, General, and Administrative Expenses. In fiscal 2019, selling, general, and administrative expenses decreased $104 million as compared to fiscal 2018 due primarily to lower incentive compensation costs as well as cost control measures and savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales decreased to 11.1% in fiscal 2019 from 11.4% in fiscal 2018.

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

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with these initiatives, we incurred net restructuring charges of $255 million and $140 million in fiscal 2019 and 2018, respectively. Annualized cost savings related to actions initiated in fiscal 2019 are expected to be approximately $220 million and are expected to be realized by the end of fiscal 2021. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses.

In response to market weakness in fiscal 2019, we initiated incremental restructuring actions, primarily consisting of employee severance, to broaden the scope of our cost reduction initiatives and accelerate cost reduction and factory footprint consolidation activities. We previously disclosed that we expected total restructuring charges to be approximately $375 million in fiscal 2019. We now expect certain of these actions to occur in fiscal 2020 or 2021. For fiscal 2020, we currently expect total restructuring charges to be approximately $200 million to $250 million and total spending, which will be funded with cash from operations, to be approximately $300 million.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2019	2018	Change
	($ in millions)
Operating income	$1,978	$2,331	$(353)
Operating margin	14.7%	16.7%

Operating income included the following:

	Fiscal
	2019	2018
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$27	$14
Charges associated with the amortization of acquisition-related fair value adjustments	3	8
	30	22
Restructuring and other charges, net	255	126
Other items(1)	17	—
Total	$302	$148
(1)	Represents the write-off of certain spare parts.

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2019	2018	Change
	($ in millions)
Interest expense	$68	$107	$(39)

Income tax benefit	15	344	(329)
Effective tax rate	(0.8)%	(15.4)%

Loss from discontinued operations, net of income taxes	$(102)	$(19)	$(83)

Interest Expense. Interest expense decreased $39 million during the fiscal 2019 due primarily to the expansion of our cross-currency swap program. Under the terms of the fiscal 2019 contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.9% per annum and pay no interest. See Note 13 to the Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 15 to the Consolidated Financial Statements for discussion of items impacting income tax benefit and the effective tax rate for fiscal 2019 and 2018, including Swiss Tax Reform and the U.S. Tax Cuts and Jobs Act.

The valuation allowance for deferred tax assets was $4,970 million and $2,191 million at fiscal year end 2019 and 2018, respectively. See Note 15 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2019, certain subsidiaries had approximately $26 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 15 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Loss from Discontinued Operations, Net of Income Taxes. During fiscal 2019, we sold our SubCom business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The net sales of the business were $41 million and $702 million in fiscal 2019 and 2018, respectively. The results for fiscal 2019 represent one month of activity. In fiscal 2018, net sales and operating income were negatively impacted by production delays on a program. See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2019		2018
	($ in millions)
Automotive	$5,686	73%	$6,092	74%
Commercial transportation	1,221	15	1,280	15
Sensors	914	12	918	11
Total	$7,821	100%	$8,290	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2019 versus Fiscal 2018
	Net Sales		Organic Net
	Growth		Sales Growth		Translation	Acquisitions
	($ in millions)
Automotive	$(406)	(6.7)%	$(198)	(3.3)%	$(208)	$—
Commercial transportation	(59)	(4.6)	(48)	(3.9)	(40)	29
Sensors	(4)	(0.4)	14	1.4	(26)	8
Total	$(469)	(5.7)%	$(232)	(2.8)%	$(274)	$37

Net sales in the Transportation Solutions segment decreased $469 million, or 5.7%, in fiscal 2019 from fiscal 2018 primarily as a result of the negative impact of foreign currency translation of 3.3% and organic net sales declines of 2.8%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 3.3% in fiscal 2019. The decrease resulted from declines of 6.4% and 3.4% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 3.7% in the Americas region. Our declines in the Asia–Pacific and EMEA regions resulted primarily from declines in automotive production. In the Americas region, our growth was attributable to electronification and market share gains.
●	Commercial transportation—Our organic net sales decreased 3.9% in fiscal 2019 as a result of market weakness in all regions.
●	Sensors—Our organic net sales increased 1.4% in fiscal 2019 due primarily to growth in the industrial equipment end market.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	Fiscal
	2019	2018	Change
	($ in millions)
Operating income	$1,226	$1,578	$(352)
Operating margin	15.7%	19.0%

Operating income in the Transportation Solutions segment decreased $352 million in fiscal 2019 as compared to fiscal 2018. The Transportation Solutions segment’s operating income included the following:

	Fiscal
	2019	2018
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$17	$8
Charges associated with the amortization of acquisition-related fair value adjustments	—	4
	17	12
Restructuring and other charges, net	144	33
Other items	14	—
Total	$175	$45

Excluding these items, operating income decreased in fiscal 2019 primarily as a result of lower volume, unfavorable product mix, and price erosion, partially offset by lower material costs.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2019		2018
	($ in millions)
Industrial equipment	$1,949	49%	$1,987	52%
Aerospace, defense, oil, and gas	1,306	33	1,157	30
Energy	699	18	712	18
Total	$3,954	100%	$3,856	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2019 versus Fiscal 2018
	Net Sales		Organic Net
	Growth		Sales Growth		Translation	Acquisition
	($ in millions)
Industrial equipment	$(38)	(1.9)%	$(66)	(3.4)%	$(45)	$73
Aerospace, defense, oil, and gas	149	12.9	165	14.1	(16)	—
Energy	(13)	(1.8)	21	2.7	(34)	—
Total	$98	2.5%	$120	3.1%	$(95)	$73

In the Industrial Solutions segment, net sales increased $98 million, or 2.5%, in fiscal 2019 from fiscal 2018 due to organic net sales growth of 3.1% and sales contributions from an acquisition of 1.9%, partially offset by the negative impact of foreign currency translation of 2.5%. Our organic net sales by industry end market were as follows:

●	Industrial equipment—Our organic net sales decreased 3.4% in fiscal 2019 primarily as a result of market weakness in industrial applications, particularly in the Asia-Pacific and EMEA regions, partially offset by strength in medical applications.
●	Aerospace, defense, oil, and gas—Our organic net sales increased 14.1% in fiscal 2019 due to growth in the oil and gas, commercial aerospace, and defense markets.
●	Energy—Our organic net sales increased 2.7% in fiscal 2019 primarily as a result of growth in the Americas region, partially offset by declines in the EMEA region.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2019	2018	Change
	($ in millions)
Operating income	$543	$465	$78
Operating margin	13.7%	12.1%

Operating income in the Industrial Solutions segment increased $78 million in fiscal 2019 from fiscal 2018. The Industrial Solutions segment’s operating income included the following:

	Fiscal
	2019	2018
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$10	$6
Charges associated with the amortization of acquisition-related fair value adjustments	3	4
	13	10
Restructuring and other charges, net	63	80
Other items	2	—
Total	$78	$90

Excluding these items, operating income increased in fiscal 2019 primarily as a result of higher volume and improved manufacturing productivity.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2019		2018
	($ in millions)
Data and devices	$993	59%	$1,068	58%
Appliances	680	41	774	42
Total	$1,673	100%	$1,842	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2019 versus Fiscal 2018
	Net Sales		Organic Net
	Growth		Sales Growth		Translation
	($ in millions)
Data and devices	$(75)	(7.0)%	$(58)	(5.4)%	$(17)
Appliances	(94)	(12.1)	(71)	(9.3)	(23)
Total	$(169)	(9.2)%	$(129)	(7.0)%	$(40)

Net sales in the Communications Solutions segment decreased $169 million, or 9.2%, in fiscal 2019 as compared to fiscal 2018 due to organic net sales declines of 7.0% and the negative impact of foreign currency translation of 2.2%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 5.4% in fiscal 2019 as a result of market weakness across all regions.
●	Appliances—Our organic net sales decreased 9.3% in fiscal 2019 due to market weakness across all regions and reduced demand resulting from high inventory levels at distributors.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2019	2018	Change
	($ in millions)
Operating income	$209	$288	$(79)
Operating margin	12.5%	15.6%

In the Communications Solutions segment, operating income decreased $79 million in fiscal 2019 as compared to fiscal 2018. The Communications Solutions segment’s operating income included the following:

	Fiscal
	2019	2018
	(in millions)
Restructuring and other charges, net	$48	$13
Other items	1	—
Total	$49	$13

Excluding these items, operating income decreased in fiscal 2019 due primarily to lower volume.

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payment of $350 million of floating rate senior notes due in fiscal 2020, the pending acquisition of First Sensor, and cash spending related to restructuring initiatives. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions.

As of fiscal year end 2019, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2019, we had approximately $9.1 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that up to $1.0 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities increased $153 million to $2,454 million in fiscal 2019 as compared to $2,301 million in fiscal 2018. The increase resulted primarily from higher collections of accounts receivable and fluctuations in cash collateral requirements under our cross-currency swap contracts, partially offset by a decrease in pre-tax income levels.

The amount of income taxes paid, net of refunds, during fiscal 2019 and 2018 was $338 million and $393 million, respectively. We do not expect a significant change in our income tax payments as a result of Swiss Tax Reform. See Note 15 to the Consolidated Financial Statements for additional information regarding Swiss Tax Reform.

Pension contributions in fiscal 2019 and 2018, were $45 million and $54 million, respectively. We expect pension contributions to be $68 million in fiscal 2020, before consideration of any voluntary contributions.

Cash Flows from Investing Activities

Capital expenditures were $749 million and $935 million in fiscal 2019 and 2018, respectively. We expect fiscal 2020 capital spending levels to be approximately 5-6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. We acquired two businesses during fiscal 2018 for a combined cash purchase price of $153 million, net of cash acquired. In fiscal 2019, we received $13 million as a result of a customary net working capital settlement for one of the acquisitions. See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

During fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 4 to the Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2019 and 2018 was $3,965 million and $4,000 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2019, TEGSA, our 100%-owned subsidiary, issued €350 million aggregate principal amount of fixed-to-floating rate senior notes due June 2021. The fixed-to-floating rate senior notes bear interest at a rate of 0% until June 2020 and then at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30% per year until maturity. In June 2020, we may, at our option, redeem the fixed-to-floating rate senior notes, as a whole, at 100% of the principal amount. Also, during fiscal 2019, TEGSA issued $350 million aggregate principal amount of floating rate senior notes due June 2020. The floating rate senior notes bear interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year. The fixed-to-floating rate senior notes and floating rate senior notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2019 or 2018.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2019, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

Payments of common share dividends to shareholders were $608 million and $588 million in fiscal 2019 and 2018, respectively. See Note 17 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

In both fiscal 2019 and 2018, our board of directors authorized increases of $1.5 billion in our share repurchase program. We repurchased approximately 12 million of our common shares for $1,014 million and approximately 10 million of our common shares for $966 million under the share repurchase program during fiscal 2019 and 2018, respectively. At fiscal year end 2019, we had $1.5 billion of availability remaining under our share repurchase authorization.

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2019:

		Payments Due by Fiscal Year
	Total	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Debt(1)	$3,975	$571	$633	$500	$602	$350	$1,319
Interest payments on debt(2)	979	115	103	88	79	72	522
Operating leases(3)	540	117	102	81	67	55	118
Purchase obligations(4)	632	623	6	—	—	—	3
Total contractual cash obligations(5)(6)(7)	$6,126	$1,426	$844	$669	$748	$477	$1,962
(1)	Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of our interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2019 and are subject to change in future periods.
(3)	See “Recently Issued Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements for information regarding our adoption of Accounting Standards Codifications (“ASC”) 842, Leases, in fiscal 2020.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $542 million and related accrued interest and penalties of $42 million, the timing of which is uncertain. See Note 15 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.

(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $68 million to pension plans in fiscal 2020, before consideration of any voluntary contributions. See Note 14 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.
(7)	Other long-term liabilities of $427 million are excluded from the above table as we are unable to estimate the timing of payment for these items.

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

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2020 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $309 million.

As discussed above, in fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.55 billion as of fiscal year end 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire by fiscal year end 2020. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. At fiscal year end 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 4 to the Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. We believe the following accounting policies are the most critical as they require significant judgments and assumptions that involve inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of fiscal year end 2019.

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

See Note 2 to the Consolidated Financial Statements for information regarding our adoption of ASC 606 in fiscal 2019.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2019, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on several reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the impairment analysis.

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

Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2019 and determined that no impairment existed.

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

Changes in tax laws and rates, including Swiss Tax Reform, also could affect recorded deferred tax assets and liabilities in the future. See Note 15 to the Consolidated Financial Statements for additional information regarding Swiss Tax Reform. Management is not aware of any other such changes that would have a material effect on our results of operations, financial position, or cash flows.

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

Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants, or, for inactive plans, over the remaining life expectancy of participants.

Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2019, a 25-basis-point decrease in the discount rate would have increased the present value of our pension obligations by $150 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $131 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50-basis-point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2019 pension expense by $11 million.

At fiscal year end 2019, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2019, our target asset allocation is 67% return-seeking and 33% liability-hedging.

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

Organic net sales growth is a non-GAAP financial measure and should not be considered a replacement for results in accordance with GAAP. This non-GAAP financial measure may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using organic net sales growth in combination with net sales growth to better understand the amounts, character, and impact of any increase or decrease in reported amounts.

Forward-Looking Information

Certain statements in this Annual Report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should,” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” as well as other risks described in this Annual Report, could cause our results to differ materially from those expressed in forward- looking statements:

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2019 market rates would have changed the unrealized value of our contracts by $282 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2018 market rates would have changed the unrealized value of our contracts by $101 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Based on our floating rate debt balances at fiscal year end 2019 and 2018, a 50-basis-point increase in the levels of the U.S. dollar interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense in both fiscal 2019 and 2018.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2019, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $1 million and had a notional value of $316 million. At fiscal year end 2018, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net loss position of $34 million and had a notional value of $401 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2019 prices would have changed the unrealized value of our forward contracts by $32 million. A 10% appreciation or depreciation of the price of a troy ounce of gold, a troy ounce of silver, and a pound of copper, from the fiscal year end 2018 prices would have changed the unrealized value of our forward contracts by $37 million.

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

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

Consolidated Balance Sheets as of September 27, 2019 and September 28, 2018

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 27, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 27, 2019, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Code of Ethics

We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading “Corporate Responsibility—Governance and Environment—Guide to Ethical Conduct.” We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2020 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2019 with respect to common shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	6,933,747	$70.21	19,982,400
Equity compensation plans not approved by security holders(2)	1,490,241	73.70	884,764
Total	8,423,988		20,867,164
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017 (the “2017 Plan”), and the Tyco Electronics Limited Savings Related Share Plan. The 2017 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2017 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2017 Plan.

(2)	In connection with the acquisition of ADC Telecommunications, Inc. (“ADC”) in fiscal 2011, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8 and renamed the primary ADC plan the TE Connectivity Ltd. 2010 Stock and Incentive Plan, amended and restated as of March 9, 2017 (the “2010 Plan”). Grants under the 2010 Plan are settled in TE Connectivity common shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2017 Plan, the 2010 Plan, the Tyco Electronics Limited Savings Related Plan, and the Employee Stock Purchase Plan. The 2017 Plan and the 2010 Plan apply weightings of 1.80 and 1.21, respectively, to outstanding nonvested restricted, performance, and deferred share units. The remaining shares issuable under the 2017 Plan, the 2010 Plan, and the Tyco Electronics Limited Savings Plan are increased by forfeitures and cancellations, among other factors. Amounts include 954,783 shares remaining available for issuance under our Tyco Electronics Limited Savings Related Share Plan and 1,959,897 shares remaining available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2020 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2020 Proxy Statement under the caption “Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See Item 8.

2.	Financial Statement Schedule. See Item 8.
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	May 21, 2019
3.2		Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2	March 6, 2015
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010	Current Report on Form 8-K	4.1	December 20, 2010
4.2(d)		Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012	Current Report on Form 8-K	4.2	February 3, 2012
4.2(e)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014
4.2(f)		Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
4.2(g)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(h)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(i)		Fifteenth Supplemental Indenture, among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of December 5, 2018	Current Report on Form 8-K	4.1	December 6, 2018
10.1		Tax Sharing Agreement among Tyco International Ltd., Covidien Ltd. and Tyco Electronics Ltd., dated as of June 29, 2007	Current Report on Form 8-K	10.1	July 5, 2007
10.2		Amended and Restated Five-Year Senior Credit Agreement dated as of November 14, 2018 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	November 14, 2018
10.3	‡	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.29	November 13, 2018
10.4	‡	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of March 8, 2017)	Current Report on Form 8-K	10.1	March 9, 2017
10.5	‡	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of November 13, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.6	November 14, 2017
10.6	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.7	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.8	‡*	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019
10.9	‡	Form of Restricted Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.4	January 24, 2011

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.10	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.10	November 14, 2017
10.11	‡*	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2019
10.12	‡	Form of Performance Stock Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012	10.1	January 25, 2013
10.13	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in Fiscal Year 2016 and Fiscal Year 2017	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.11	November 15, 2016
10.14	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2018	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.13	November 14, 2017
10.15	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2019
10.16	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of December 17, 2014)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015
10.17	‡	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 13, 2018)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.15	November 13, 2018
10.18	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007
10.19	‡	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2018)	Annual Report on Form 10-K for the fiscal year ended September 25, 2009	10.13	November 18, 2009
10.20	‡	TE Connectivity Ltd. Savings Related Share Plan (amended and restated as of March 14, 2018)	Current Report on Form 8-K	10.1	March 14, 2018
10.21		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016
10.22	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated as of March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017
10.23	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.24	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015
10.25	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016
10.26	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.1	January 24, 2018
10.27	‡	Employment Agreement between Kevin N. Rock and TE Connectivity Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2018	10.2	January 24, 2019
10.28	*	Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.
21.1	*	Subsidiaries of TE Connectivity Ltd.
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(2)(3)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(3)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document(3)
104		Cover Page Interactive Data File(4)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(3)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(4)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts
Heath A. Mitts
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 12, 2019
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President and
Heath A. Mitts	Chief Financial Officer	November 12, 2019
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 12, 2019
(Principal Accounting Officer)

*	Director	November 12, 2019
Pierre R. Brondeau

*	Director	November 12, 2019
Carol A. Davidson

*	Director	November 12, 2019
William A. Jeffrey

*	Director	November 12, 2019
David M. Kerko

*	Director	November 12, 2019
Thomas J. Lynch

*	Director	November 12, 2019
Yong Nam

*	Director	November 12, 2019
Daniel J. Phelan

*	Director	November 12, 2019
Paula A. Sneed

*	Director	November 12, 2019
Abhijit Y. Talwalkar

*	Director	November 12, 2019
Mark C. Trudeau

*	Director	November 12, 2019
Laura H. Wright

*

John S. Jenkins, Jr., by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ John S. Jenkins, Jr.
John S. Jenkins, Jr.
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 27, 2019 and September 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 27, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill —Transportation Solutions Reportable Segment — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the fourth fiscal quarter or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. The Company uses the income approach based on the present value of future cash flows to estimate fair value. The income approach is supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, and market activity in assessing fair value and are reporting unit specific. The goodwill balance was $5.7 billion as of September 27, 2019, of which $1.1 billion was allocated to a reporting unit within the Transportation Solutions reportable segment. The fair value of this reporting unit exceeded its carrying amount as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for this reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value, especially considering future growth rates were based on an expectation of an increase in net sales in a product portfolio with limited historical operating results and limited available third-party industry reports. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and operating margin and the selection of a discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and operating margin (the “forecasts”), and the selection of a discount rate for a reporting unit within the Transportation Solutions reportable segment included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to forecasts and management’s selection of the discount rate.
•	We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
−	Historical operating results of the reporting unit.
−	Historical operating results of the Company’s other reporting units.
−	Internal communications to management and the board of directors.
−	External communications made by management to analysts and investors.
−	Third-party industry reports for similar products.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
−	Developing a range of independent estimates and comparing those to the discount rate selected by management.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $5.0 billion has been recorded to offset the Company’s gross deferred tax assets as of September 27, 2019 of $7.7 billion.

We identified the realizability of deferred tax assets as a critical audit matter because of the Company’s tax structure and the significant judgments and estimates made by management to determine that sufficient taxable income will be generated in the future prior to expiration to realize a portion of its deferred tax assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the appropriateness of qualifying tax planning strategies and the reasonableness of management’s estimates of taxable income prior to expiration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•	We tested the effectiveness of controls over management’s estimates of the realization of the deferred tax assets, including those over the estimates of taxable income, the approval of tax planning strategies and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•	We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would impact management’s ability to continue accurately estimating taxable income.
•	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
–	Historical taxable income.
–	Internal communications and the Company’s strategic plan approved by management and the board of directors.
–	Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments, available financing, or debt covenants.
●	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
●	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
•	With the assistance of our income tax specialists, we evaluated (1) the appropriateness of qualifying tax planning strategies, including that they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) management’s assessment that sufficient taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 12, 2019

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the fiscal year ended September 27, 2019, of the Company and our report dated November 12, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 12, 2019

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

	Fiscal
	2019	2018	2017
	(in millions, except per share data)
Net sales	$13,448	$13,988	$12,185
Cost of sales	9,054	9,243	8,002
Gross margin	4,394	4,745	4,183
Selling, general, and administrative expenses	1,490	1,594	1,543
Research, development, and engineering expenses	644	680	611
Acquisition and integration costs	27	14	6
Restructuring and other charges, net	255	126	147
Operating income	1,978	2,331	1,876
Interest income	19	15	16
Interest expense	(68)	(107)	(130)
Other income (expense), net	2	1	(42)
Income from continuing operations before income taxes	1,931	2,240	1,720
Income tax (expense) benefit	15	344	(180)
Income from continuing operations	1,946	2,584	1,540
Income (loss) from discontinued operations, net of income taxes	(102)	(19)	143
Net income	$1,844	$2,565	$1,683

Basic earnings per share:
Income from continuing operations	$5.76	$7.38	$4.34
Income (loss) from discontinued operations	(0.30)	(0.05)	0.40
Net income	5.46	7.33	4.74

Diluted earnings per share:
Income from continuing operations	$5.72	$7.32	$4.30
Income (loss) from discontinued operations	(0.30)	(0.05)	0.40
Net income	5.42	7.27	4.70

Weighted-average number of shares outstanding:
Basic	338	350	355
Diluted	340	353	358

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

	Fiscal
	2019	2018	2017
	(in millions)
Net income	$1,844	$2,565	$1,683
Other comprehensive income (loss):
Currency translation	(48)	(117)	37
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	(195)	83	330
Gains (losses) on cash flow hedges, net of income taxes	46	(74)	15
Other comprehensive income (loss)	(197)	(108)	382
Comprehensive income	$1,647	$2,457	$2,065

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 27, 2019 and September 28, 2018

	Fiscal Year End
	2019	2018
	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$927	$848
Accounts receivable, net of allowance for doubtful accounts of $25 and $22, respectively	2,320	2,361
Inventories	1,836	1,857
Prepaid expenses and other current assets	471	661
Assets held for sale	—	472
Total current assets	5,554	6,199
Property, plant, and equipment, net	3,574	3,497
Goodwill	5,740	5,684
Intangible assets, net	1,596	1,704
Deferred income taxes	2,776	2,144
Other assets	454	1,158
Total assets	$19,694	$20,386
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$570	$963
Accounts payable	1,357	1,548
Accrued and other current liabilities	1,613	1,711
Liabilities held for sale	—	188
Total current liabilities	3,540	4,410
Long-term debt	3,395	3,037
Long-term pension and postretirement liabilities	1,367	1,102
Deferred income taxes	156	207
Income taxes	239	312
Other liabilities	427	487
Total liabilities	9,124	9,555
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, CHF 0.57 par value, 350,951,381 shares authorized and issued, and 357,069,981 shares authorized and issued, respectively	154	157
Accumulated earnings	12,256	12,114
Treasury shares, at cost, 15,862,337 and 12,279,603 shares, respectively	(1,337)	(1,134)
Accumulated other comprehensive loss	(503)	(306)
Total shareholders’ equity	10,570	10,831
Total liabilities and shareholders’ equity	$19,694	$20,386

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at fiscal year end 2016	383	$168	(28)	$(1,624)	$1,801	$8,682	$(542)	$8,485
Adoption of ASU No. 2016-09	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	1,683	—	1,683
Other comprehensive income	—	—	—	—	—	—	382	382
Share-based compensation expense	—	—	—	—	99	—	—	99
Dividends	—	—	—	—	(564)	—	—	(564)
Exercise of share options	—	—	3	117	—	—	—	117
Restricted share award vestings and other activity	—	—	2	195	(184)	(6)	—	5
Repurchase of common shares	—	—	(8)	(621)	—	—	—	(621)
Cancellation of treasury shares	(26)	(11)	26	1,512	(1,152)	(349)	—	—
Balance at fiscal year end 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	2,565	—	2,565
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
Share-based compensation expense	—	—	—	—	98	—	—	98
Dividends	—	—	—	—	—	(610)	—	(610)
Exercise of share options	—	—	1	100	—	—	—	100
Restricted share award vestings and other activity	—	—	2	153	(98)	(54)	—	1
Repurchase of common shares	—	—	(10)	(966)	—	—	—	(966)
Balance at fiscal year end 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	1,844	—	1,844
Other comprehensive loss	—	—	—	—	—	—	(197)	(197)
Share-based compensation expense	—	—	—	—	75	—	—	75
Dividends	—	—	—	—	—	(613)	—	(613)
Exercise of share options	—	—	1	85	—	—	—	85
Restricted share award vestings and other activity	—	—	1	154	(75)	(77)	—	2
Repurchase of common shares	—	—	(12)	(1,014)	—	—	—	(1,014)
Cancellation of treasury shares	(6)	(3)	6	572	—	(569)	—	—
Balance at fiscal year end 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

	Fiscal
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$1,844	$2,565	$1,683
(Income) loss from discontinued operations, net of income taxes	102	19	(143)
Income from continuing operations	1,946	2,584	1,540
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	690	667	611
Deferred income taxes	(218)	(791)	(142)
Provision for losses on accounts receivable and inventories	43	30	20
Share-based compensation expense	75	95	95
Other	51	5	25
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	31	(269)	(204)
Inventories	64	(247)	(270)
Prepaid expenses and other current assets	144	(63)	(62)
Accounts payable	(178)	201	314
Accrued and other current liabilities	(15)	5	224
Income taxes	(135)	54	(1)
Other	(44)	30	123
Net cash provided by continuing operating activities	2,454	2,301	2,273
Net cash provided by (used in) discontinued operating activities	(32)	150	48
Net cash provided by operating activities	2,422	2,451	2,321
Cash flows from investing activities:
Capital expenditures	(749)	(935)	(679)
Proceeds from sale of property, plant, and equipment	43	23	19
Acquisition of businesses, net of cash acquired	(283)	(153)	(250)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	297	—	—
Other	2	(8)	1
Net cash used in continuing investing activities	(690)	(1,073)	(909)
Net cash used in discontinued investing activities	(2)	(21)	(23)
Net cash used in investing activities	(692)	(1,094)	(932)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(51)	270	(330)
Proceeds from issuance of debt	746	119	589
Repayment of debt	(691)	(708)	—
Proceeds from exercise of share options	85	100	117
Repurchase of common shares	(1,091)	(879)	(614)
Payment of common share dividends to shareholders	(608)	(588)	(546)
Transfers (to) from discontinued operations	(34)	129	25
Other	(33)	(36)	(30)
Net cash used in continuing financing activities	(1,677)	(1,593)	(789)
Net cash provided by (used in) discontinued financing activities	34	(129)	(25)
Net cash used in financing activities	(1,643)	(1,722)	(814)
Effect of currency translation on cash	(8)	(5)	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	79	(370)	571
Cash, cash equivalents, and restricted cash at beginning of fiscal year	848	1,218	647
Cash, cash equivalents, and restricted cash at end of fiscal year	$927	$848	$1,218

Supplemental cash flow information:
Interest paid on debt, net	$75	$127	$128
Income taxes paid, net of refunds	338	393	323

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Consolidated Financial Statements reflect the consolidated operations of TE Connectivity Ltd. and its subsidiaries and have been prepared in United States (“U.S.”) dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Description of the Business

TE Connectivity Ltd. (“TE Connectivity” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a global industrial technology leader creating a safer, sustainable, productive, and connected future. Our broad range of connectivity and sensor solutions, proven in the harshest environments, enable advancements in transportation, industrial applications, medical technology, energy, data communications, and the home.

We operate through three reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the industrial equipment; aerospace, defense, oil, and gas; and energy markets.
●	Communications Solutions—The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2019, 2018, and 2017 were 52 weeks in length and ended on September 27, 2019, September 28, 2018, and September 29, 2017, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

2. Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate entities in which we own or control more than 50% of the voting shares or otherwise control through similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included on the Consolidated Financial Statements from the effective date of acquisition or up to the date of disposal.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which introduced a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of fiscal year end 2019. See Note 20 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

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

We periodically evaluate, when events and circumstances warrant, the net realizable value of property, plant, and equipment and other long-lived assets, relying on several factors including operating results, business plans, economic projections, and anticipated future cash flows. When indicators of potential impairment are present, the carrying values of the asset group are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying asset group. Impairment of the carrying value is recognized whenever anticipated future undiscounted cash flow estimates are less than the carrying value of the asset. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and discount rates, reflecting varying degrees of perceived risk.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2019, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on several reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the impairment analysis.

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

Fair value estimates used in the step I goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2019, 2018, and 2017 were $572 million, $606 million, and $548 million, respectively.

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

We account for derivative financial instrument contracts on the Consolidated Balance Sheets at fair value. For instruments not designated as hedges under ASC 815, Derivatives and Hedging, the changes in the instruments’ fair value are recognized currently in earnings. For instruments designated as cash flow hedges, the effective portion of changes in the fair value of a derivative is recorded in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the underlying hedged item affects earnings. Amounts excluded from the hedging relationship are recognized currently in earnings. Changes in the fair value of instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized currently in earnings.

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor’s, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2019, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to certain of our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, specifies a fair value hierarchy based upon the observable inputs utilized in valuation of certain assets and liabilities. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. Fair value measurements are classified under the following hierarchy:

●	Level 1—Quoted prices in active markets for identical assets and liabilities.
●	Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies, and similar techniques that use significant unobservable inputs.

Derivative financial instruments measured at fair value on a recurring basis are generally valued using level 2 inputs.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. These instruments are recorded on the Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-term nature of these instruments. See Note 11 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for the respective financial instruments:

●	Cash and cash equivalents—Cash and cash equivalents are valued at book value, which we consider to be equivalent to unadjusted quoted prices (level 1).
●	Accounts receivable—Accounts receivable are valued based on the net value expected to be realized. The net realizable value generally represents an observable contractual agreement (level 2).
●	Accounts payable—Accounts payable are valued based on the net value expected to be paid, generally supported by an observable contractual agreement (level 2).
●	Debt—The fair value of debt, including both current and non-current maturities, is derived from quoted market prices or other pricing determinations based on the results of market approach valuation models using observable market data such as recently reported trades, bid and offer information, and benchmark securities (level 2).

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

Net periodic pension benefit cost is based on the utilization of the projected unit credit method of calculation and is charged to earnings on a systematic basis over the expected average remaining service lives of current participants, or, for inactive plans, over the remaining life expectancy of participants.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Currency Translation

For our non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars using fiscal year end exchange rates. Sales and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Restructuring Charges

Restructuring activities involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, or consolidation of facilities within countries. We recognize termination costs based on requirements established by severance policy, government law, or previous actions. Facility exit costs generally reflect the cost to terminate a facility lease before the end of its term (measured at fair value at the time we cease using the facility) or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets’ carrying values over fair value.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 which codified ASC 842, Leases. This guidance, as subsequently amended, requires lessees to recognize a lease liability and a right-of-use asset for most leases and is effective for us in the first quarter of fiscal 2020. In fiscal 2019, we substantially completed the process of updating policies, internal controls, financial statement disclosures, and systems to incorporate the impact of the new standard in our financial reporting processes. In fiscal 2020, we are adopting the standard using the optional transition method permitted by ASU No. 2018-11, which allows for application of the standard at the adoption date and no restatement of comparative periods. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows for the carry forward of historical lease classification of existing and expired leases. We expect to record right-of-use assets and related lease liabilities of approximately $530 million on our Consolidated Balance Sheet. Adoption will not have a material impact on our results of operations or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, an update to ASC 815, Derivatives and Hedging. The update improves and simplifies hedge accounting and related disclosures. We elected to early adopt this update, which did not have a material impact on our Consolidated Financial Statements, in fiscal 2019.

In October 2016, the FASB issued ASU No. 2016-16, an update to ASC 740, Income Taxes. This guidance requires the recognition of the income tax consequences of intra-entity transfers of assets other than inventory in the period in which the transfer occurs. The update was adopted on a modified retrospective basis in fiscal 2019 and resulted in a $443 million cumulative-effect adjustment to beginning accumulated earnings, which represented the net reversal of all balances associated with deferred tax impacts of intra-entity transfers of assets other than inventory. This included a decrease in other assets of $798 million, an increase in deferred tax assets of $418 million, and a decrease in prepaid expenses and other current assets of $63 million on the Consolidated Balance Sheet.

In May 2014, the FASB issued ASU No. 2014-09 which codified ASC 606, Revenue from Contracts with Customers. This guidance supersedes ASC 605, Revenue Recognition, and introduces a single, comprehensive, five-step revenue recognition model. ASC 606 also enhances disclosures related to revenue recognition. We adopted ASC 606, as amended, in fiscal 2019 using a modified retrospective approach. Prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for those periods. Transition impacts, which relate primarily to incentive compensation arrangements, were not material to our results of operations or financial position. Because the impact of adoption was immaterial, we have not recorded a cumulative-effect adjustment to beginning accumulated earnings.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2019	2018	2017
	(in millions)
Restructuring charges, net	$255	$140	$146
Gain on divestiture	—	(2)	—
Other charges (credits), net	—	(12)	1
Restructuring and other charges, net	$255	$126	$147

Net restructuring charges by segment were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Transportation Solutions	$144	$42	$69
Industrial Solutions	63	83	73
Communications Solutions	48	15	4
Restructuring charges, net	$255	$140	$146

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning						End
	of Fiscal		Changes in	Cash	Non-Cash	Currency	of Fiscal
	Year	Charges	Estimate	Payments	Items	Translation	Year
	(in millions)
Fiscal 2019 Activity:
Fiscal 2019 Actions:
Employee severance	$—	$252	$(3)	$(55)	$(3)	$(3)	$188
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	257	(3)	(56)	(6)	(3)	189
Fiscal 2018 Actions:
Employee severance	114	3	(5)	(57)	—	(3)	52
Facility and other exit costs	4	4	(2)	(5)	—	—	1
Property, plant, and equipment	—	2	(2)	—	—	—	—
Total	118	9	(9)	(62)	—	(3)	53
Fiscal 2017 Actions:
Employee severance	36	2	(4)	(19)	—	(1)	14
Pre-Fiscal 2017 Actions:
Employee severance	13	4	(3)	(6)	—	(1)	7
Facility and other exit costs	—	4	—	(3)	—	—	1
Property, plant, and equipment	—	1	(3)	—	2	—	—
Total	13	9	(6)	(9)	2	(1)	8
Total fiscal 2019 activity	$167	$277	$(22)	$(146)	$(4)	$(8)	$264
Fiscal 2018 Activity:
Fiscal 2018 Actions:
Employee severance	$—	$130	$—	$(16)	$—	$—	$114
Facility and other exit costs	—	6	—	(2)	—	—	4
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	142	—	(18)	(6)	—	118
Fiscal 2017 Actions:
Employee severance	102	5	(10)	(60)	—	(1)	36
Facility and other exit costs	1	2	—	(3)	—	—	—
Property, plant, and equipment	—	1	(2)	2	(1)	—	—
Total	103	8	(12)	(61)	(1)	(1)	36
Pre-Fiscal 2017 Actions:
Employee severance	35	7	(9)	(19)	—	(1)	13
Facility and other exit costs	—	6	—	(5)	—	(1)	—
Property, plant, and equipment	—	1	(3)	3	(1)	—	—
Total	35	14	(12)	(21)	(1)	(2)	13
Total fiscal 2018 activity	$138	$164	$(24)	$(100)	$(8)	$(3)	$167
Fiscal 2017 Activity:
Fiscal 2017 Actions:
Employee severance	$—	$141	$(5)	$(39)	$—	$5	$102
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	9	—	—	(9)	—	—
Total	—	152	(5)	(40)	(9)	5	103
Pre-Fiscal 2017 Actions:
Employee severance	76	8	(13)	(33)	—	(3)	35
Facility and other exit costs	1	4	—	(5)	—	—	—
Total	77	12	(13)	(38)	—	(3)	35
Total fiscal 2017 activity	$77	$164	$(18)	$(78)	$(9)	$2	$138

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during fiscal 2019, we recorded net restructuring charges of $254 million. We expect to complete all restructuring actions commenced during fiscal 2019 by the end of fiscal 2021 and to incur additional charges of approximately $35 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2019 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges
	(in millions)
Transportation Solutions	$160	$144	$16
Industrial Solutions	80	66	14
Communications Solutions	49	44	5
Total	$289	$254	$35

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

Fiscal 2017 Actions

During fiscal 2017, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. In connection with this program, during fiscal 2019, 2018, and 2017, we recorded net restructuring credits of $2 million, credits of $4 million, and charges of $147 million, respectively. We anticipate that any additional charges will be insignificant for restructuring actions commenced during fiscal 2017.

Pre-Fiscal 2017 Actions

During fiscal 2019, 2018, and 2017, we recorded net restructuring charges of $3 million, charges of $2 million, and credits of $1 million, respectively. We anticipate that any additional charges will be insignificant for restructuring actions commenced prior to fiscal 2017.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2019	2018
	(in millions)
Accrued and other current liabilities	$245	$141
Other liabilities	19	26
Restructuring reserves	$264	$167

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Discontinued Operations

In fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million and the guarantee liabilities discussed below. The definitive agreement provided that, if the purchaser sells the business within two years of the closing date, we will be entitled to 20% of the net proceeds of that future sale, as defined in the agreement, in excess of $325 million. The sale of the SubCom business, which was previously included in our Communications Solutions segment, represents our exit from the telecommunications market and was significant to our sales and profitability, both to the Communications Solutions segment and to the consolidated company. We concluded that the divestiture was a strategic shift that had a major effect on our operations and financial results. As a result, the SubCom business met the held for sale and discontinued operations criteria and has been reported as such in all periods presented on our Consolidated Financial Statements.

Upon entering into the definitive agreement, which we consider a level 2 observable input in the fair value hierarchy, we assessed the carrying value of the SubCom business and determined that it was in excess of its fair value. In fiscal 2018, we recorded a pre-tax impairment charge of $19 million, which was included in income (loss) from discontinued operations on the Consolidated Statement of Operations, to write the carrying value of the business down to its estimated fair value less costs to sell.

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.55 billion as of fiscal year end 2019 and are expected to expire at various dates through fiscal 2025; however, the majority are expected to expire by fiscal year end 2020. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. At fiscal year end 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	Fiscal
	2019	2018		2017
	(in millions)
Net sales	$41	$702		$928
Cost of sales	50	602		653
Gross margin	(9)	100		275
Selling, general, and administrative expenses	11	48		50
Research, development, and engineering expenses	3	39		40
Restructuring and other charges (credits), net	3	30	(1)	(3)
Operating income (loss)	(26)	(17)		188
Non-operating income, net	—	—		22	(2)
Pre-tax income (loss) from discontinued operations	(26)	(17)		210
Pre-tax gain (loss) on sale of discontinued operations	(86)	(2)		3
Income tax (expense) benefit	10	—		(70)
Income (loss) from discontinued operations, net of income taxes	$(102)	$(19)		$143
(1)	Included a $19 million impairment charge recorded in connection with the sale of our SubCom business.
(2)Included a $19 million credit related to the SubCom business’ curtailment of a postretirement benefit plan.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents balance sheet information for assets and liabilities held for sale at fiscal year end 2018; there were no such balances at fiscal year end 2019:

Fiscal Year End
2018
(in millions)
Accounts receivable, net	$72
Inventories	130
Other current assets	32
Property, plant, and equipment, net(1)	221
Other assets	17
Total assets held for sale	$472

Accounts payable	$63
Accrued and other current liabilities	26
Deferred revenue	60
Other liabilities	39
Total liabilities held for sale	$188
(1)	Included a reduction of $19 million related to the impairment charge recorded in connection with the sale of our SubCom business.

5. Acquisitions

During fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions segment from the date of acquisition.

We acquired two businesses during fiscal 2018 for a combined cash purchase price of $153 million, net of cash acquired. In fiscal 2019, we received $13 million as a result of a customary net working capital settlement for one of the acquisitions. The acquisitions were reported as part of our Industrial Solutions segment from the date of acquisition.

During fiscal 2017, we acquired two businesses for a combined cash purchase price of $250 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

Pending Acquisition

During fiscal 2019, we entered into a business combination agreement and commenced a voluntary public tender offer for all outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany. The offer was accepted for approximately 72% of First Sensor’s shares. The transaction, including the assumption of First Sensor’s outstanding net debt and minority interest, is valued at approximately €307 million. Completion of the offer will be subject to customary closing conditions, including regulatory approvals. We expect to complete the transaction in fiscal 2020.

6. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2019	2018
	(in millions)
Raw materials	$260	$276
Work in progress	739	656
Finished goods	837	925
Inventories	$1,836	$1,857

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2019	2018
	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$152	$171
Buildings and improvements	1,393	1,379
Machinery and equipment	7,298	7,124
Construction in process	637	724
	9,480	9,398
Accumulated depreciation	(5,906)	(5,901)
Property, plant, and equipment, net	$3,574	$3,497

Depreciation expense was $510 million, $487 million, and $442 million in fiscal 2019, 2018, and 2017, respectively.

8. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(in millions)
Balance at fiscal year end 2017(1)	$2,011	$3,047	$593	$5,651
Acquisitions	—	80	—	80
Purchase price adjustments	—	(2)	—	(2)
Currency translation	(18)	(21)	(6)	(45)
Balance at fiscal year end 2018(1)	1,993	3,104	587	5,684
Acquisitions	167	—	—	167
Purchase price adjustments	—	(12)	—	(12)
Currency translation	(36)	(53)	(10)	(99)
Balance at fiscal year end 2019(1)	$2,124	$3,039	$577	$5,740
(1)	At fiscal year end 2019, 2018, and 2017, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

We recognized goodwill in fiscal 2019 and 2018 in connection with recent acquisitions. See Note 5 for additional information regarding acquisitions.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2019 and determined that no impairment existed.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Intangible Assets, Net

Intangible assets consisted of the following:

	Fiscal Year End
	2019			2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Customer relationships	$1,513	$(459)	$1,054	$1,468	$(389)	$1,079
Intellectual property	1,260	(734)	526	1,261	(653)	608
Other	33	(17)	16	33	(16)	17
Total	$2,806	$(1,210)	$1,596	$2,762	$(1,058)	$1,704

Intangible asset amortization expense was $180 million, $180 million, and $169 million for fiscal 2019, 2018, and 2017, respectively. At fiscal year end 2019, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2020	$179
Fiscal 2021	176
Fiscal 2022	176
Fiscal 2023	175
Fiscal 2024	145
Thereafter	745
Total	$1,596

10. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2019	2018
	(in millions)
Accrued payroll and employee benefits	$455	$565
Dividends payable to shareholders	308	303
Restructuring reserves	245	141
Income taxes payable	94	109
Deferred revenue	36	27
Interest payable	31	34
Share repurchase program payable	18	94
Other	426	438
Accrued and other current liabilities	$1,613	$1,711

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Debt

Debt was as follows:

	Fiscal Year End
	2019	2018
	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 2.20% and 2.35%, respectively	$219	$270
2.375% senior notes due 2018	—	325
2.35% senior notes due 2019	—	250
Floating rate senior notes due 2020(1)	350	—
4.875% senior notes due 2021	250	250
Euro-denominated fixed-to-floating rate senior notes due 2021(2)	383	—
3.50% senior notes due 2022	500	500
1.10% euro-denominated senior notes due 2023	602	639
3.45% senior notes due 2024	350	350
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
7.125% senior notes due 2037	477	477
Other	94	210
	3,975	4,021
Unamortized discounts, premiums, and debt issuance costs, net	(10)	(21)
Total debt	$3,965	$4,000
(1)The floating rate senior notes due 2020 bear interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year.
(2)The euro-denominated fixed-to-floating rate senior notes due 2021 bear interest at a rate of 0% until June 2020 and then at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30% per year until maturity.

During fiscal 2019, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued €350 million aggregate principal amount of fixed-to-floating rate senior notes due June 2021. In June 2020, we may, at our option, redeem the fixed-to-floating rate senior notes, as a whole, at 100% of the principal amount. Also, during fiscal 2019, TEGSA issued $350 million aggregate principal amount of floating rate senior notes due June 2020. The fixed-to-floating rate senior notes and floating rate senior notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with total commitments of $1.5 billion. The Credit Facility was amended in November 2018 primarily to extend the maturity date from December 2020 to November 2023. The amended Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2019 or 2018.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of TEGSA, (1) LIBOR plus an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA, or (2) an alternate base rate equal to the highest of (i) Bank of America, N.A.’s base rate, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) one-month LIBOR plus 1%, plus, in each case, an applicable margin based upon the senior, unsecured, long-term debt rating of TEGSA. TEGSA is required to pay an annual facility fee ranging from 5.0 to 12.5 basis points based upon the amount of the lenders’ commitments under the Credit Facility and the applicable credit ratings of TEGSA.

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

At fiscal year end 2019, principal payments required for debt are as follows:

(in millions)
Fiscal 2020	$571
Fiscal 2021	633
Fiscal 2022	500
Fiscal 2023	602
Fiscal 2024	350
Thereafter	1,319
Total	$3,975

The fair value of our debt, based on indicative valuations, was approximately $4,278 million and $4,149 million at fiscal year end 2019 and 2018, respectively.

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2019, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $15 million to $43 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

We have facility, land, vehicle, and equipment leases that expire at various dates. Rental expense under these operating leases was $162 million, $141 million, and $147 million for fiscal 2019, 2018, and 2017, respectively. At fiscal year end 2019, future minimum lease payments under non-cancelable operating lease obligations were as follows:

(in millions)
Fiscal 2020	$117
Fiscal 2021	102
Fiscal 2022	81
Fiscal 2023	67
Fiscal 2024	55
Thereafter	118
Total	$540

See “Recently Issued Accounting Pronouncements” in Note 2 for information regarding our adoption of ASC 842, Leases, in fiscal 2020.

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

At fiscal year end 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $309 million.

We sold our SubCom business during fiscal 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 4 for additional information regarding these guarantees and the divestiture of the SubCom business.

13. Financial Instruments and Fair Value Measurements

We use derivative and non-derivative financial instruments to manage certain exposures to foreign currency, interest rate, investment, and commodity risks.

The effects of derivative instruments on the Consolidated Statements of Operations were immaterial for fiscal 2019, 2018, and 2017.

Foreign Currency Exchange Rate Risk

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

During fiscal 2015, we entered into cross-currency swap contracts with an aggregate notional value of €1,000 million to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.33% per annum. Upon the maturity of these

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contracts in fiscal 2022, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

At fiscal year end 2019, these cross-currency swap contracts were in an asset position of $19 million and were recorded in other assets on the Consolidated Balance Sheet. The cross-currency swap contracts were in a liability position of $100 million and were recorded in other liabilities on the Consolidated Balance Sheet at fiscal year end 2018. At fiscal year end 2019 and 2018, collateral received from or paid to our counterparties approximated the derivative positions and was recorded in accrued and other current liabilities (when the contracts are in an asset position) or prepaid expenses and other current assets (when the contracts are in a liability position) on the Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$53	$(25)	$(20)
Gains (losses) excluded from the hedging relationship(1)	66	21	(58)
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,374 million and $4,064 million at fiscal year end 2019 and 2018, respectively.

During fiscal 2019, we expanded our cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the fiscal 2019 contracts was $1,844 million at fiscal year end 2019. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.9% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2023, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$162	$36	$(74)
Gain on cross-currency swap contracts designated as hedges of net investment(2)	74	—	—
(1)	Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.
(2)	Gains and losses on cross-currency swap contracts designated as hedges of net investment are recorded as currency translation.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. We also utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Hedges

As part of managing the exposure to certain commodity price fluctuations, we utilize commodity swap contracts designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in prices of commodities used in production.

At fiscal year end 2019 and 2018, our commodity hedges had notional values of $316 million and $401 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of derivative instruments and marketable securities, were immaterial at fiscal year end 2019 and 2018.

14. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2019	2018	2017	2019	2018	2017
	($ in millions)
Operating expense:
Service cost	$47	$46	$50	$13	$14	$12
Other (income) expense:
Interest cost	42	42	35	46	43	43
Expected return on plan assets	(64)	(69)	(68)	(58)	(59)	(53)
Amortization of net actuarial loss	24	24	41	17	22	40
Amortization of prior service credit and other	(8)	(6)	(4)	—	—	—
Net periodic pension benefit cost	$41	$37	$54	$18	$20	$42
Weighted-average assumptions used to determine net pension benefit cost during the fiscal year:
Discount rate	1.94%	1.87%	1.44%	4.35%	3.77%	3.58%
Expected return on plan assets	4.65%	4.92%	5.21%	6.57%	6.45%	5.93%
Rate of compensation increase	2.57%	2.53%	2.52%	—%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2019	2018	2019	2018
	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,220	$2,292	$1,093	$1,191
Service cost	47	46	13	14
Interest cost	42	42	46	43
Actuarial (gains) losses	347	(22)	125	(69)
Benefits and administrative expenses paid	(82)	(77)	(82)	(86)
Currency translation	(92)	(43)	—	—
Other	1	(18)	—	—
Benefit obligation at end of fiscal year	2,483	2,220	1,195	1,093

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,390	1,402	917	963
Actual return on plan assets	186	51	100	37
Employer contributions	43	51	2	3
Benefits and administrative expenses paid	(82)	(77)	(82)	(86)
Currency translation	(42)	(30)	—	—
Other	(6)	(7)	—	—
Fair value of plan assets at end of fiscal year	1,489	1,390	937	917
Funded status	$(994)	$(830)	$(258)	$(176)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$128	$107	$—	$—
Accrued and other current liabilities	(25)	(23)	(5)	(5)
Long-term pension and postretirement liabilities	(1,097)	(914)	(253)	(171)
Net amount recognized	$(994)	$(830)	$(258)	$(176)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(656)	$(476)	$(290)	$(224)
Prior service (cost) credit	43	58	(2)	(2)
Total	$(613)	$(418)	$(292)	$(226)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	1.01%	1.94%	3.14%	4.35%
Rate of compensation increase	2.53%	2.57%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2019	2018	2019	2018
	(in millions)
Current year net actuarial (gain) loss recorded in accumulated other comprehensive income (loss)	$(204)	$13	$(83)	$46
Amortization of net actuarial loss	24	24	17	22
Current year prior service cost (credit) recorded in accumulated other comprehensive income (loss)	(8)	5	—	—
Amortization of prior service cost (credit)	(7)	(6)	—	—
	$(195)	$36	$(66)	$68

In fiscal 2019, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates, partially offset by favorable asset performance for both non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2018. In fiscal 2018, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of higher discount rates and favorable asset performance for both non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2017.

The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. and U.S. defined benefit pension plans in fiscal 2020 is expected to be $40 million and $9 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2020 is expected to be $6 million.

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

At fiscal year end 2019, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2019, our target asset allocation is 67% return-seeking and 33% liability-hedging.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2019	2018	Target	2019	2018
Asset category:
Equity securities	25%	26%	29%	67%	41%	53%
Fixed income	55	53	49	33	59	47
Insurance contracts and other investments	17	18	20	—	—	—
Real estate investments	3	3	2	—	—	—
Total	100%	100%	100%	100%	100%	100%

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $42 million and $26 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2020. We may also make voluntary contributions at our discretion.

At fiscal year end 2019, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans
	(in millions)
Fiscal 2020	$82	$77
Fiscal 2021	77	74
Fiscal 2022	81	74
Fiscal 2023	85	74
Fiscal 2024	86	74
Fiscal 2025-2029	490	361

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2019	2018	2019	2018
	(in millions)
Accumulated benefit obligation	$2,340	$2,099	$1,195	$1,093
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,304	1,400	1,195	1,093
Fair value of plan assets	316	580	937	917
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,453	1,560	1,195	1,093
Fair value of plan assets	331	623	937	917

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2019
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Commingled equity funds(1)	$—	$339	$—	$339	$—	$385	$—	$385
Fixed income:
Government bonds(2)	—	315	—	315	—	—	—	—
Corporate bonds(3)	—	137	—	137	—	—	—	—
Commingled bond funds(4)	—	359	—	359	—	540	—	540
Other(5)	—	162	157	319	—	11	—	11
Subtotal	$—	$1,312	$157	1,469	$—	$936	$—	936
Items to reconcile to fair value of plan assets(6)				20				1
Fair value of plan assets				$1,489				$937

	Fiscal Year End 2018
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Non-U.S. equity securities(7)	$—	$—	$—	$—	$220	$—	$—	$220
U.S. equity securities(7)	—	—	—	—	265	—	—	265
Commingled equity funds(1)	—	397	—	397	—	—	—	—
Fixed income:
Government bonds(2)	—	213	—	213	—	45	—	45
Corporate bonds(3)	—	6	—	6	—	283	—	283
Commingled bond funds(4)	—	464	—	464	—	87	—	87
Other(5)	—	184	120	304	—	11	—	11
Subtotal	$—	$1,264	$120	1,384	$485	$426	$—	911
Items to reconcile to fair value of plan assets(6)				6				6
Fair value of plan assets				$1,390				$917
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Government bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(3)	Corporate bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(4)	Commingled bond funds are pooled investments in multiple debt-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(5)	Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)	Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.
(7)	Non-U.S. and U.S. equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded.

Changes in Level 3 assets in non-U.S. plans were primarily the result of purchases in fiscal 2019 and 2018.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $63 million, $62 million, and $60 million for fiscal 2019, 2018, and 2017, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2019 and 2018, total deferred compensation liabilities were $203 million and $189 million, respectively, and were recorded primarily in other liabilities on the Consolidated Balance Sheets. See Note 13 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65. The accumulated postretirement benefit obligation was $18 million at fiscal year end 2019 and 2018, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2019, 2018, and 2017 was not significant.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Income Taxes

Income Tax Expense (Benefit)

Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Current income tax expense (benefit):
U.S.:
Federal	$(28)	$20	$(9)
State	2	21	9
Non-U.S.	229	406	322
	203	447	322
Deferred income tax expense (benefit):
U.S.:
Federal	(25)	499	(119)
State	(8)	(30)	(15)
Non-U.S.	(185)	(1,260)	(8)
	(218)	(791)	(142)
Income tax expense (benefit)	$(15)	$(344)	$180

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
U.S.	$(216)	$(245)	$(273)
Non-U.S.	2,147	2,485	1,993
Income from continuing operations before income taxes	$1,931	$2,240	$1,720

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$406	$551	$602
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax benefit, net	(5)	(7)	(4)
Tax law changes	15	638	7
Tax credits	(22)	(8)	(8)
Non-U.S. net earnings(2)	(166)	(213)	(355)
Change in accrued income tax liabilities	(61)	13	24
Valuation allowance	(163)	33	(1)
Legal entity restructuring and intercompany transactions	3	(1,329)	(40)
Excess tax benefits from share-based payments	(8)	(24)	(40)
Other	(14)	2	(5)
Income tax expense (benefit)	$(15)	$(344)	$180
(1)	The U.S. federal statutory rate was 21% for fiscal 2019, 24.58% for fiscal 2018, and 35% for fiscal 2017.
(2)	Excludes items which are separately presented.

The income tax benefit for fiscal 2019 included a $216 million income tax benefit related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), a $90 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction, and $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions. See “Swiss Tax Reform” below for additional information regarding Swiss Tax Reform.

The income tax benefit for fiscal 2018 included a $1,222 million net income tax benefit associated with the tax impacts of certain legal entity restructurings and intercompany transactions that occurred in the quarter ended September 28, 2018. The net income tax benefit of $1,222 million related primarily to the recognition of certain non-U.S. loss carryforwards and basis differences in subsidiaries expected to be utilized against future taxable income, partially offset by a $46 million increase in the valuation allowance for certain U.S. federal tax credit carryforwards. The income tax benefit for fiscal 2018 also included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act (the “Act”) and a $61 million net income tax benefit related to the tax impacts of certain legal entity restructurings that occurred in the quarter ended December 29, 2017. See “Tax Cuts and Jobs Act” below for additional information regarding the Act.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2019	2018
	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$245	$255
Tax loss and credit carryforwards	6,041	3,237
Inventories	43	58
Intangible assets	964	—
Pension and postretirement benefits	248	179
Deferred revenue	4	5
Interest	134	30
Unrecognized income tax benefits	7	8
Basis difference in subsidiaries	—	946
Other	8	13
Gross deferred tax assets	7,694	4,731
Valuation allowance	(4,970)	(2,191)
Deferred tax assets, net of valuation allowance	2,724	2,540

Deferred tax liabilities:
Intangible assets	—	(552)
Property, plant, and equipment	(57)	(13)
Other	(47)	(38)
Total deferred tax liabilities	(104)	(603)

Net deferred tax assets	$2,620	$1,937

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2019 were as follows:

	Expiration Period
		Fiscal 2025
	Through	Through	No
	Fiscal 2024	Fiscal 2039	Expiration	Total
	(in millions)
U.S. Federal:
Net operating loss carryforwards	$128	$359	$41	$528
Tax credit carryforwards	42	123	—	165
Capital loss carryforwards	1	—	—	1
U.S. State:
Net operating loss carryforwards	50	39	—	89
Tax credit carryforwards	8	13	3	24
Non-U.S.:
Net operating loss carryforwards	12	3,437	1,756	5,205
Tax credit carryforwards	—	—	1	1
Capital loss carryforwards	—	2	26	28
Total tax loss and credit carryforwards	$241	$3,973	$1,827	$6,041

The valuation allowance for deferred tax assets of $4,970 million and $2,191 million at fiscal year end 2019 and 2018, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. During fiscal 2019, tax loss and carryforwards increased

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

primarily as a result of a $2,891 million (tax effected) net write-down of investments in subsidiaries in certain jurisdictions, offset by a corresponding increase to the valuation allowance. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2019, certain subsidiaries had approximately $26 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2019, we had approximately $9.1 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to $1.0 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

As of fiscal year end 2019, we had total unrecognized income tax benefits of $542 million. If recognized in future years, $397 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. As of fiscal year end 2018, we had total unrecognized income tax benefits of $566 million. If recognized in future years, $467 million of these currently unrecognized income tax benefits would impact income tax expense (benefit) and the effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2019	2018	2017
	(in millions)
Balance at beginning of fiscal year	$566	$501	$490
Additions related to prior years tax positions	13	14	40
Reductions related to prior years tax positions	(101)	(11)	(9)
Additions related to current year tax positions	98	105	70
Settlements	(2)	(7)	(4)
Reductions due to lapse of applicable statute of limitations	(32)	(36)	(86)
Balance at end of fiscal year	$542	$566	$501

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2019 and 2018, we had $42 million and $60 million, respectively, of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2019, 2018, and 2017, we recognized income tax benefits of $14 million, expense of $5 million, and benefits of $5 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

We file income tax returns on a unitary, consolidated, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 4 years. Various state and local income tax returns are currently in the process of examination or administrative appeal.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our non-U.S. subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years. Various non-U.S. subsidiary income tax returns are currently in the process of examination by taxing authorities.

As of fiscal year end 2019, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2014 through 2019
China	2009 through 2019
Czech Republic	2016 through 2019
France	2016 through 2019
Germany	2017 through 2019
Hong Kong	2013 through 2019
Ireland	2014 through 2019
Italy	2014 through 2019
Japan	2013 through 2019
Luxembourg	2014 through 2019
Mexico	2014 through 2019
Singapore	2014 through 2019
South Korea	2014 through 2019
Spain	2015 through 2019
Switzerland	2014 through 2019
Thailand	2017 through 2019
United Kingdom	2017 through 2019
U.S.—federal	2016 through 2019

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

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2019.

Other Income Tax Matters

Swiss Tax Reform

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing in September 2018, and it was approved by public vote on May 19, 2019. Swiss Tax Reform eliminates certain preferential tax items and implements new tax rates at both the federal and cantonal levels.

Subsequent to the public approval of Swiss Tax Reform, on May 24, 2019, the federal tax authority issued guidance abolishing certain interest deductions effective January 1, 2020. The federal provisions of Swiss Tax Reform were enacted into law in the quarter ended September 27, 2019. Based on our forecast of taxable income and the abolishment of certain interest deductions, we believe it is more likely than not that additional deferred tax assets for tax loss carryforwards in Switzerland will be realized in the future. As a result, during fiscal 2019, we recorded a $216 million income tax benefit related primarily to the reduction to the valuation allowance for deferred tax assets

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law. We are currently assessing the impacts of the cantonal implementation, including reductions in tax rates.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act, which was enacted in December 2017, included numerous significant changes to existing tax law, including a permanent reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018; further limitations on the deductibility of interest expense and certain executive compensation; repeal of the corporate Alternative Minimum Tax; and imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. In the period of enactment, we revalued our U.S. federal deferred tax assets and liabilities at the 21% tax rate and recorded income tax expense of $567 million primarily in connection with the write-down of our U.S. federal deferred tax asset for net operating loss and interest carryforwards to the lower tax rate. Included in the expense of $567 million was an income tax benefit of $34 million related to the reduction in the existing valuation allowance recorded against certain U.S. federal tax credit carryforwards.

Tax Sharing Agreement

Under a Tax Sharing Agreement entered into upon our separation from Tyco International plc (“Tyco International”) in fiscal 2007, we, Tyco International, and Covidien plc (“Covidien”) share 31%, 27%, and 42%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to the collective income tax returns for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications with Tyco International and Covidien. We have substantially settled all U.S. federal income tax matters with the IRS for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We do not expect these matters will have a material effect on our results of operations, financial position, or cash flows. As a result of subsequent transactions, Tyco International and Covidien now operate as part of Johnson Controls International plc and Medtronic plc, respectively.

16. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Basic	338	350	355
Dilutive impact of share-based compensation arrangements	2	3	3
Diluted	340	353	358

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	Fiscal
	2019	2018	2017
	(in millions)
Antidilutive share options	1	1	1

17. Shareholders’ Equity

Common Shares

We are organized under the laws of Switzerland. The rights of holders of our shares are governed by Swiss law, our Swiss articles of association, and our Swiss organizational regulations. Accordingly, the par value of our common shares is stated in Swiss francs (“CHF”). We continue to use the U.S. dollar, however, as our reporting currency on the Consolidated Financial Statements.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subject to certain conditions specified in our articles of association, we are authorized to increase our conditional share capital by issuing new shares in aggregate not exceeding 50% of our authorized shares. In March 2018, our shareholders reapproved and extended through March 14, 2020, our board of directors’ authorization to issue additional new shares, subject to certain conditions specified in the articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

Common Shares Held in Treasury

At fiscal year end 2019, approximately 16 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. At fiscal year end 2018, approximately 12 million common shares were held in treasury, of which 6 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2019 and 2017, our shareholders approved the cancellation of 6 million and 26 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

Contributed Surplus

During fiscal 2017, cumulative equity transactions, including dividend activity and treasury share cancellations, reduced our contributed surplus balance to zero with residual activity recorded against accumulated earnings as reflected on the Consolidated Statement of Shareholders’ Equity. To the extent that the contributed surplus balance continues to be zero, the impact of future transactions that normally would have been recorded as a reduction of contributed surplus will be recorded in accumulated earnings. Contributed surplus established for Swiss tax and statutory purposes (“Swiss Contributed Surplus”) is not impacted by our GAAP treatment.

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2019 and 2018, Swiss Contributed Surplus was CHF 6,107 million and CHF 6,724 million, respectively (equivalent to $5,195 million and $5,809 million, respectively).

Dividends

We paid cash dividends to shareholders of $1.80, $1.68, and $1.54 per share in fiscal 2019, 2018, and 2017, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2016	$1.48, payable in four quarterly installments of $0.37	Third quarter of fiscal 2016 Fourth quarter of fiscal 2016 First quarter of fiscal 2017 Second quarter of fiscal 2017
March 2017	$1.60, payable in four quarterly installments of $0.40	Third quarter of fiscal 2017 Fourth quarter of fiscal 2017 First quarter of fiscal 2018 Second quarter of fiscal 2018
March 2018	$1.76, payable in four quarterly installments of $0.44	Third quarter of fiscal 2018 Fourth quarter of fiscal 2018 First quarter of fiscal 2019 Second quarter of fiscal 2019
March 2019	$1.84, payable in four quarterly installments of $0.46	Third quarter of fiscal 2019 Fourth quarter of fiscal 2019 First quarter of fiscal 2020 Second quarter of fiscal 2020

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2019 and 2018, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $308 million and $303 million, respectively.

Share Repurchase Program

In both fiscal 2019 and 2018, our board of directors authorized increases of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Number of common shares repurchased	12	10	8
Repurchase value	$1,014	$966	$621

At fiscal year end 2019, we had $1.5 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign		Unrecognized	Gains (Losses)	Accumulated
	Currency		Pension and	on Cash	Other
	Translation		Postretirement	Flow	Comprehensive
	Adjustments(1)		Benefit Costs	Hedges	Income (Loss)
	(in millions)
Balance at fiscal year end 2016	$316		$(826)	$(32)	$(542)
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	38		378	32	448
Amounts reclassified from accumulated other comprehensive income (loss)	(1)		74	(14)	59
Income tax expense	—		(122)	(3)	(125)
Other comprehensive income, net of tax	37		330	15	382
Balance at fiscal year end 2017	353		(496)	(17)	(160)
Adoption of ASU No. 2018-02	—		(39)	1	(38)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(117)		64	(60)	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	—		40	(23)	17
Income tax (expense) benefit	—		(21)	9	(12)
Other comprehensive income (loss), net of tax	(117)		83	(74)	(108)
Balance at fiscal year end 2018	236		(452)	(90)	(306)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(115)		(295)	35	(375)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(2)	34	15	116
Income tax (expense) benefit	—		66	(4)	62
Other comprehensive income (loss), net of tax	(48)		(195)	46	(197)
Balance at fiscal year end 2019	$188		$(647)	$(44)	$(503)
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.
(2)	Represents net foreign currency translation adjustments reclassified as a result of the sale of the SubCom business. This net loss is included in income (loss) from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of SubCom.

19. Share Plans

Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2019, our plans provided for a maximum of 77 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 18 million shares remained available for issuance under our plans as of fiscal year end 2019.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation Expense

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Share-based compensation expense	$75	$95	$95

We recognized a related tax benefit associated with our share-based compensation arrangements of $16 million, $20 million, and $31 million in fiscal 2019, 2018, and 2017, respectively.

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

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2018	1,631,470	$75.39
Granted	692,899	77.77
Vested	(689,040)	70.31
Forfeited	(232,910)	78.80
Nonvested at fiscal year end 2019	1,402,419	$78.36

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2019, 2018, and 2017 was $77.77, $93.45, and $67.72, respectively.

The total fair value of restricted share awards that vested during fiscal 2019, 2018, and 2017 was $48 million, $50 million, and $50 million, respectively.

As of fiscal year end 2019, there was $64 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2018	688,903	$73.38
Granted	397,716	71.38
Vested	(448,652)	65.84
Forfeited	(52,844)	74.87
Outstanding at fiscal year end 2019	585,123	$77.44

The weighted-average grant-date fair value of performance share awards granted during fiscal 2019, 2018, and 2017 was $71.38, $92.96, and $62.88, respectively.

The total fair value of performance share awards that vested during fiscal 2019, 2018, and 2017 was $30 million, $19 million, and $15 million, respectively.

As of fiscal year end 2019, there was $16 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.0 years.

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

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2018	6,759,077	$65.85
Granted	1,608,300	76.91
Exercised	(1,546,377)	54.09
Expired	(19,099)	85.80
Forfeited	(456,958)	75.95
Outstanding at fiscal year end 2019	6,344,943	$70.72	7.0	$140
Vested and expected to vest at fiscal year end 2019	6,000,393	$70.31	7.0	$135
Exercisable at fiscal year end 2019	2,855,129	$62.01	5.6	$88

The weighted-average exercise price of share option awards granted during fiscal 2019, 2018, and 2017 was $76.91, $93.44, and $66.76, respectively.

The total intrinsic value of options exercised during fiscal 2019, 2018, and 2017 was $58 million, $106 million, and $130 million, respectively. We received cash related to the exercise of options of $85 million, $100 million, and $117 million in fiscal 2019, 2018, and 2017, respectively.

As of fiscal year end 2019, there was $30 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.7 years.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2019	2018	2017
Weighted-average grant-date fair value	$13.40	$16.49	$12.80

Assumptions:
Expected share price volatility	20%	20%	24%
Risk-free interest rate	3.0%	2.2%	1.9%
Expected annual dividend per share	$1.76	$1.60	$1.48
Expected life of options (in years)	5.2	5.3	5.6

20. Segment and Geographic Data

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Transportation Solutions:
Automotive	$5,686	$6,092	$5,228
Commercial transportation	1,221	1,280	997
Sensors	914	918	814
Total Transportation Solutions	7,821	8,290	7,039
Industrial Solutions:
Industrial equipment	1,949	1,987	1,747
Aerospace, defense, oil, and gas	1,306	1,157	1,075
Energy	699	712	685
Total Industrial Solutions	3,954	3,856	3,507
Communications Solutions:
Data and devices	993	1,068	963
Appliances	680	774	676
Total Communications Solutions	1,673	1,842	1,639
Total	$13,448	$13,988	$12,185
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

Net sales by geographic region and segment were as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$3,099	$3,417	$2,786
Industrial Solutions	1,466	1,534	1,354
Communications Solutions	258	304	259
Total EMEA	4,823	5,255	4,399
Asia–Pacific:
Transportation Solutions	2,812	3,025	2,715
Industrial Solutions	625	668	634
Communications Solutions	964	1,069	963
Total Asia–Pacific	4,401	4,762	4,312
Americas:
Transportation Solutions	1,910	1,848	1,538
Industrial Solutions	1,863	1,654	1,519
Communications Solutions	451	469	417
Total Americas	4,224	3,971	3,474
Total	$13,448	$13,988	$12,185

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating income by segment was as follows:

	Fiscal
	2019	2018	2017
	(in millions)
Transportation Solutions	$1,226	$1,578	$1,294
Industrial Solutions	543	465	364
Communications Solutions	209	288	218
Total	$1,978	$2,331	$1,876

No single customer accounted for a significant amount of our net sales in fiscal 2019, 2018, or 2017.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2019	2018	2017	2019	2018	2017
	(in millions)
Transportation Solutions	$442	$416	$362	$530	$711	$473
Industrial Solutions	181	178	165	145	145	123
Communications Solutions	67	73	84	74	79	83
Total	$690	$667	$611	$749	$935	$679

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2019	2018	2017
	(in millions)
Transportation Solutions	$4,781	$4,707	$4,084
Industrial Solutions	2,100	2,049	1,909
Communications Solutions	849	959	951
Total segment assets(1)	7,730	7,715	6,944
Other current assets	1,398	1,981	2,141
Other non-current assets	10,566	10,690	10,318
Total assets	$19,694	$20,386	$19,403
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2019	2018	2017	2019	2018	2017
	(in millions)
EMEA:
Switzerland	$3,251	$3,478	$3,016	$92	$94	$80
Germany	404	443	235	443	448	413
Other EMEA	1,168	1,334	1,148	851	829	741
Total EMEA	4,823	5,255	4,399	1,386	1,371	1,234
Asia–Pacific:
China	2,443	2,739	2,414	642	627	555
Other Asia–Pacific	1,958	2,023	1,898	449	436	390
Total Asia–Pacific	4,401	4,762	4,312	1,091	1,063	945
Americas:
U.S.	3,794	3,583	3,136	991	964	880
Other Americas	430	388	338	106	99	100
Total Americas	4,224	3,971	3,474	1,097	1,063	980
Total	$13,448	$13,988	$12,185	$3,574	$3,497	$3,159
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

21. Quarterly Financial Data (unaudited)

Summarized quarterly financial data was as follows:

	Fiscal
	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter(2)	Quarter	Quarter(3)	Quarter	Quarter	Quarter(4)
	(in millions, except per share data)
Net sales	$3,347	$3,412	$3,389	$3,300	$3,336	$3,562	$3,581	$3,509
Gross margin	1,114	1,118	1,110	1,052	1,164	1,212	1,187	1,182
Acquisition and integration costs	5	7	9	6	2	3	4	5
Restructuring and other charges, net	75	42	67	71	34	6	64	22
Income (loss) from continuing operations	383	429	758	376	(33)	490	453	1,674
Income (loss) from discontinued operations, net of income taxes	(107)	10	(1)	(4)	(7)	—	1	(13)
Net income (loss)	276	439	757	372	(40)	490	454	1,661
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.12	$1.27	$2.25	$1.12	$(0.09)	$1.40	$1.30	$4.82
Net income (loss)	0.81	1.30	2.25	1.11	(0.11)	1.40	1.30	4.79
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.11	$1.26	$2.24	$1.11	$(0.09)	$1.38	$1.29	$4.78
Net income (loss)	0.80	1.29	2.23	1.10	(0.11)	1.38	1.29	4.75
(1)	Results for the quarter ended December 28, 2018 included a pre-tax loss of $86 million on the sale of our SubCom business which was reported as a discontinued operation on our Consolidated Financial Statements. See Note 4 for additional information regarding discontinued operations.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Results for the quarter ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform and a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction. See Note 15 for additional information regarding income taxes.
(3)	Results for the quarter ended December 29, 2017 included $567 million of income tax expense related to the tax impacts of the Tax Cuts and Jobs Act. See Note 15 for additional information regarding income taxes.
(4)	Results for the quarter ended September 28, 2018 included a $1,222 million net income tax benefit associated with the tax impacts of certain legal entity restructurings and intercompany transactions. See Note 15 for additional information regarding income taxes.

22. Tyco Electronics Group S.A.

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

Condensed Consolidating Statement of Operations

For the Fiscal Year Ended September 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$13,448	$—	$13,448
Cost of sales	—	—	9,054	—	9,054
Gross margin	—	—	4,394	—	4,394
Selling, general, and administrative expenses, net(1)	128	(155)	1,517	—	1,490
Research, development, and engineering expenses	—	—	644	—	644
Acquisition and integration costs	—	—	27	—	27
Restructuring and other charges, net	—	—	255	—	255
Operating income (loss)	(128)	155	1,951	—	1,978
Interest income	—	1	18	—	19
Interest expense	—	(64)	(4)	—	(68)
Other income, net	—	1	1	—	2
Equity in net income of subsidiaries	2,194	2,287	—	(4,481)	—
Equity in net loss of subsidiaries of discontinued operations	(102)	(52)	—	154	—
Intercompany interest income (expense), net	(120)	(186)	306	—	—
Income from continuing operations before income taxes	1,844	2,142	2,272	(4,327)	1,931
Income tax benefit	—	—	15	—	15
Income from continuing operations	1,844	2,142	2,287	(4,327)	1,946
Loss from discontinued operations, net of income taxes	—	(50)	(52)	—	(102)
Net income	1,844	2,092	2,235	(4,327)	1,844
Other comprehensive loss	(197)	(197)	(290)	487	(197)
Comprehensive income	$1,647	$1,895	$1,945	$(3,840)	$1,647
(1)	TEGSA selling, general, and administrative expenses include gains of $194 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of September 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$927	$—	$927
Accounts receivable, net	—	—	2,320	—	2,320
Inventories	—	—	1,836	—	1,836
Intercompany receivables	49	2,959	60	(3,068)	—
Prepaid expenses and other current assets	4	36	431	—	471
Total current assets	53	2,995	5,574	(3,068)	5,554
Property, plant, and equipment, net	—	—	3,574	—	3,574
Goodwill	—	—	5,740	—	5,740
Intangible assets, net	—	—	1,596	—	1,596
Deferred income taxes	—	—	2,776	—	2,776
Investment in subsidiaries	13,865	28,336	—	(42,201)	—
Intercompany loans receivable	—	2,562	16,033	(18,595)	—
Other assets	—	72	382	—	454
Total assets	$13,918	$33,965	$35,675	$(63,864)	$19,694
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$—	$568	$2	$—	$570
Accounts payable	1	—	1,356	—	1,357
Accrued and other current liabilities	328	57	1,228	—	1,613
Intercompany payables	3,019	—	49	(3,068)	—
Total current liabilities	3,348	625	2,635	(3,068)	3,540
Long-term debt	—	3,395	—	—	3,395
Intercompany loans payable	—	16,033	2,562	(18,595)	—
Long-term pension and postretirement liabilities	—	—	1,367	—	1,367
Deferred income taxes	—	—	156	—	156
Income taxes	—	—	239	—	239
Other liabilities	—	47	380	—	427
Total liabilities	3,348	20,100	7,339	(21,663)	9,124
Total shareholders’ equity	10,570	13,865	28,336	(42,201)	10,570
Total liabilities and shareholders’ equity	$13,918	$33,965	$35,675	$(63,864)	$19,694

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of September 28, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$848	$—	$848
Accounts receivable, net	—	—	2,361	—	2,361
Inventories	—	—	1,857	—	1,857
Intercompany receivables	37	2,391	48	(2,476)	—
Prepaid expenses and other current assets	5	112	544	—	661
Assets held for sale	—	—	472	—	472
Total current assets	42	2,503	6,130	(2,476)	6,199
Property, plant, and equipment, net	—	—	3,497	—	3,497
Goodwill	—	—	5,684	—	5,684
Intangible assets, net	—	—	1,704	—	1,704
Deferred income taxes	—	—	2,144	—	2,144
Investment in subsidiaries	13,626	26,613	—	(40,239)	—
Intercompany loans receivable	2	6,535	17,887	(24,424)	—
Other assets	—	—	1,158	—	1,158
Total assets	$13,670	$35,651	$38,204	$(67,139)	$20,386
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$—	$961	$2	$—	$963
Accounts payable	2	—	1,546	—	1,548
Accrued and other current liabilities	400	36	1,275	—	1,711
Intercompany payables	2,437	—	39	(2,476)	—
Liabilities held for sale	—	—	188	—	188
Total current liabilities	2,839	997	3,050	(2,476)	4,410
Long-term debt	—	3,033	4	—	3,037
Intercompany loans payable	—	17,888	6,536	(24,424)	—
Long-term pension and postretirement liabilities	—	—	1,102	—	1,102
Deferred income taxes	—	—	207	—	207
Income taxes	—	—	312	—	312
Other liabilities	—	107	380	—	487
Total liabilities	2,839	22,025	11,591	(26,900)	9,555
Total shareholders’ equity	10,831	13,626	26,613	(40,239)	10,831
Total liabilities and shareholders’ equity	$13,670	$35,651	$38,204	$(67,139)	$20,386

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by continuing operating activities(1)	$998	$4,107	$2,920	$(5,571)	$2,454
Net cash used in discontinued operating activities	—	—	(32)	—	(32)
Net cash provided by operating activities	998	4,107	2,888	(5,571)	2,422
Cash flows from investing activities:
Capital expenditures	—	—	(749)	—	(749)
Proceeds from sale of property, plant, and equipment	—	—	43	—	43
Acquisition of businesses, net of cash acquired	—	—	(283)	—	(283)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	312	(15)	—	297
Change in intercompany loans	—	1,483	—	(1,483)	—
Other	—	—	2	—	2
Net cash provided by (used in) continuing investing activities	—	1,795	(1,002)	(1,483)	(690)
Net cash used in discontinued investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	1,795	(1,004)	(1,483)	(692)
Cash flows from financing activities:
Changes in parent company equity(2)	78	(4,642)	4,564	—	—
Net decrease in commercial paper	—	(51)	—	—	(51)
Proceeds from issuance of debt	—	746	—	—	746
Repayment of debt	—	(691)	—	—	(691)
Proceeds from exercise of share options	—	—	85	—	85
Repurchase of common shares	(1,052)	—	(39)	—	(1,091)
Payment of common share dividends to shareholders	(608)	—	—	—	(608)
Intercompany distributions(1)	—	(1,260)	(4,311)	5,571	—
Loan activity with parent	584	—	(2,067)	1,483	—
Transfers to discontinued operations	—	—	(34)	—	(34)
Other	—	(4)	(29)	—	(33)
Net cash used in continuing financing activities	(998)	(5,902)	(1,831)	7,054	(1,677)
Net cash provided by discontinued financing activities	—	—	34	—	34
Net cash used in financing activities	(998)	(5,902)	(1,797)	7,054	(1,643)
Effect of currency translation on cash	—	—	(8)	—	(8)
Net increase in cash, cash equivalents, and restricted cash	—	—	79	—	79
Cash, cash equivalents, and restricted cash at beginning of fiscal year	—	—	848	—	848
Cash, cash equivalents, and restricted cash at end of fiscal year	$—	$—	$927	$—	$927
(1)	During fiscal 2019, other subsidiaries made distributions to TEGSA in the amount of $4,311 million and TEGSA made distributions to TE Connectivity Ltd. In the amount of $1,260 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 28, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by continuing operating activities(1)	$486	$343	$2,625	$(1,153)	$2,301
Net cash provided by discontinued operating activities	—	—	150	—	150
Net cash provided by operating activities	486	343	2,775	(1,153)	2,451
Cash flows from investing activities:
Capital expenditures	—	—	(935)	—	(935)
Proceeds from sale of property, plant, and equipment	—	—	23	—	23
Acquisition of businesses, net of cash acquired	—	—	(153)	—	(153)
Intercompany distribution receipts(1)	—	794	—	(794)	—
Change in intercompany loans	—	62	—	(62)	—
Other	—	—	(8)	—	(8)
Net cash provided by (used in) continuing investing activities	—	856	(1,073)	(856)	(1,073)
Net cash used in discontinued investing activities	—	—	(21)	—	(21)
Net cash provided by (used in) investing activities	—	856	(1,094)	(856)	(1,094)
Cash flows from financing activities:
Changes in parent company equity(2)	112	(170)	58	—	—
Net increase in commercial paper	—	270	—	—	270
Proceeds from issuance of debt	—	119	—	—	119
Repayment of debt	—	(708)	—	—	(708)
Proceeds from exercise of share options	—	—	100	—	100
Repurchase of common shares	(478)	—	(401)	—	(879)
Payment of common share dividends to shareholders	(594)	—	6	—	(588)
Intercompany distributions(1)	—	(710)	(505)	1,215	—
Loan activity with parent	474	—	(1,268)	794	—
Transfers from discontinued operations	—	—	129	—	129
Other	—	—	(36)	—	(36)
Net cash used in continuing financing activities	(486)	(1,199)	(1,917)	2,009	(1,593)
Net cash used in discontinued financing activities	—	—	(129)	—	(129)
Net cash used in financing activities	(486)	(1,199)	(2,046)	2,009	(1,722)
Effect of currency translation on cash	—	—	(5)	—	(5)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(370)	—	(370)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	—	—	1,218	—	1,218
Cash, cash equivalents, and restricted cash at end of fiscal year	$—	$—	$848	$—	$848
(1)	During fiscal 2018, other subsidiaries made distributions to TEGSA in the amount of $505 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $710 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Fiscal Year Ended September 29, 2017

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities(1)	$(180)	$102	$2,581	$(230)	$2,273
Net cash provided by discontinued operating activities	—	—	48	—	48
Net cash provided by (used in) operating activities	(180)	102	2,629	(230)	2,321
Cash flows from investing activities:
Capital expenditures	—	—	(679)	—	(679)
Proceeds from sale of property, plant, and equipment	—	—	19	—	19
Acquisition of businesses, net of cash acquired	—	—	(250)	—	(250)
Intercompany distribution receipts(1)	—	516	—	(516)	—
Change in intercompany loans	—	(1,369)	—	1,369	—
Other	—	(12)	13	—	1
Net cash used in continuing investing activities	—	(865)	(897)	853	(909)
Net cash used in discontinued investing activities	—	—	(23)	—	(23)
Net cash used in investing activities	—	(865)	(920)	853	(932)
Cash flows from financing activities:
Changes in parent company equity(2)	97	559	(656)	—	—
Net decrease in commercial paper	—	(330)	—	—	(330)
Proceeds from issuance of debt	—	589	—	—	589
Proceeds from exercise of share options	—	—	117	—	117
Repurchase of common shares	—	—	(614)	—	(614)
Payment of common share dividends to shareholders	(550)	—	4	—	(546)
Intercompany distributions(1)	—	(50)	(696)	746	—
Loan activity with parent	633	—	736	(1,369)	—
Transfers from discontinued operations	—	—	25	—	25
Other	—	(5)	(25)	—	(30)
Net cash provided by (used in) continuing financing activities	180	763	(1,109)	(623)	(789)
Net cash used in discontinued financing activities	—	—	(25)	—	(25)
Net cash provided by (used in) financing activities	180	763	(1,134)	(623)	(814)
Effect of currency translation on cash	—	—	(4)	—	(4)
Net increase in cash, cash equivalents, and restricted cash	—	—	571	—	571
Cash, cash equivalents, and restricted cash at beginning of fiscal year	—	—	647	—	647
Cash, cash equivalents, and restricted cash at end of fiscal year	$—	$—	$1,218	$—	$1,218
(1)	During fiscal 2017, other subsidiaries made distributions to TEGSA in the amount of $696 million and TEGSA made distributions to TE Connectivity Ltd. in the amount of $50 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 27, 2019, September 28, 2018, and September 29, 2017

		Additions
	Balance at	Charged to	Acquisitions,		Balance at
	Beginning of	Costs and	Divestitures,		End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year
	(in millions)
Fiscal 2019:
Allowance for doubtful accounts receivable	$22	$9	$—	$(6)	$25
Valuation allowance on deferred tax assets	2,191	3,248	—	(469)	4,970

Fiscal 2018:
Allowance for doubtful accounts receivable	$18	$7	$(1)	$(2)	$22
Valuation allowance on deferred tax assets	3,627	261	—	(1,697)	2,191

Fiscal 2017:
Allowance for doubtful accounts receivable	$17	$5	$—	$(4)	$18
Valuation allowance on deferred tax assets	3,096	1,072	—	(541)	3,627