Form 10-Q
period 2019-12-27
TE Connectivity Ltd.
filed 2020-01-29
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-33260

(Commission File Number)

TE CONNECTIVITY LTD.

(Exact name of registrant as specified in its charter)

Switzerland (Jurisdiction of Incorporation)	98-0518048 (I.R.S. Employer Identification No.)
Mühlenstrasse 26, CH-8200 Schaffhausen, Switzerland (Address of principal executive offices)	+41 (0)52 633 66 61 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, Par Value CHF 0.57	TEL	New York Stock Exchange

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

The number of common shares outstanding as of January 24, 2020 was 334,142,101.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions, except per share data)
Net sales	$3,168	$3,347
Cost of sales	2,138	2,233
Gross margin	1,030	1,114
Selling, general, and administrative expenses	367	389
Research, development, and engineering expenses	161	161
Acquisition and integration costs	7	5
Restructuring and other charges, net	24	75
Operating income	471	484
Interest income	6	5
Interest expense	(12)	(27)
Other income (expense), net	5	(1)
Income from continuing operations before income taxes	470	461
Income tax expense	(447)	(78)
Income from continuing operations	23	383
Income (loss) from discontinued operations, net of income taxes	3	(107)
Net income	$26	$276

Basic earnings per share:
Income from continuing operations	$0.07	$1.12
Income (loss) from discontinued operations	0.01	(0.31)
Net income	0.08	0.81

Diluted earnings per share:
Income from continuing operations	$0.07	$1.11
Income (loss) from discontinued operations	0.01	(0.31)
Net income	0.08	0.80

Weighted-average number of shares outstanding:
Basic	335	342
Diluted	337	344

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Net income	$26	$276
Other comprehensive income:
Currency translation	50	19
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	8	6
Gains on cash flow hedges, net of income taxes	31	24
Other comprehensive income	89	49
Comprehensive income	$115	$325

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 27,	September 27,
	2019	2019
	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$742	$927
Accounts receivable, net of allowance for doubtful accounts of $29 and $25, respectively	2,338	2,320
Inventories	2,003	1,836
Prepaid expenses and other current assets	483	471
Total current assets	5,566	5,554
Property, plant, and equipment, net	3,659	3,574
Goodwill	5,846	5,740
Intangible assets, net	1,602	1,596
Deferred income taxes	2,360	2,776
Other assets	943	454
Total assets	$19,976	$19,694
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$561	$570
Accounts payable	1,433	1,357
Accrued and other current liabilities	1,410	1,613
Total current liabilities	3,404	3,540
Long-term debt	3,412	3,395
Long-term pension and postretirement liabilities	1,365	1,367
Deferred income taxes	142	156
Income taxes	247	239
Other liabilities	849	427
Total liabilities	9,419	9,124
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, CHF 0.57 par value, 350,951,381 shares authorized and issued	154	154
Accumulated earnings	12,206	12,256
Treasury shares, at cost, 16,520,951 and 15,862,337 shares, respectively	(1,389)	(1,337)
Accumulated other comprehensive loss	(414)	(503)
Total shareholders’ equity	10,557	10,570
Total liabilities and shareholders’ equity	$19,976	$19,694

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	For the Quarter Ended December 27, 2019
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 27, 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570
Net income	—	—	—	—	—	26	—	26
Other comprehensive income	—	—	—	—	—	—	89	89
Share-based compensation expense	—	—	—	—	22	—	—	22
Exercise of share options	—	—	—	14	—	—	—	14
Restricted share award vestings and other activity	—	—	1	77	(22)	(76)	—	(21)
Repurchase of common shares	—	—	(2)	(143)	—	—	—	(143)
Balance at December 27, 2019	351	$154	(17)	$(1,389)	$—	$12,206	$(414)	$10,557

	For the Quarter Ended December 28, 2018
							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity
	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	276	—	276
Other comprehensive income	—	—	—	—	—	—	49	49
Share-based compensation expense	—	—	—	—	23	—	—	23
Exercise of share options	—	—	—	7	—	—	—	7
Restricted share award vestings and other activity	—	—	—	72	(23)	(61)	—	(12)
Repurchase of common shares	—	—	(6)	(495)	—	—	—	(495)
Balance at December 28, 2018	357	$157	(18)	$(1,550)	$—	$11,886	$(257)	$10,236

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$26	$276
(Income) loss from discontinued operations, net of income taxes	(3)	107
Income from continuing operations	23	383
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	174	168
Deferred income taxes	394	(11)
Non-cash lease cost	27	—
Provision for losses on accounts receivable and inventories	20	23
Share-based compensation expense	22	23
Other	10	18
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(24)	(26)
Inventories	(176)	(119)
Prepaid expenses and other current assets	(23)	67
Accounts payable	94	(9)
Accrued and other current liabilities	(185)	(190)
Income taxes	10	15
Other	45	(14)
Net cash provided by continuing operating activities	411	328
Net cash used in discontinued operating activities	—	(31)
Net cash provided by operating activities	411	297
Cash flows from investing activities:
Capital expenditures	(176)	(210)
Acquisition of businesses, net of cash acquired	(115)	—
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	288
Other	2	4
Net cash provided by (used in) continuing investing activities	(289)	82
Net cash used in discontinued investing activities	—	(2)
Net cash provided by (used in) investing activities	(289)	80
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(9)	63
Proceeds from issuance of debt	—	350
Repayment of debt	—	(441)
Proceeds from exercise of share options	14	7
Repurchase of common shares	(139)	(519)
Payment of common share dividends to shareholders	(154)	(150)
Transfers to discontinued operations	—	(33)
Other	(26)	(29)
Net cash used in continuing financing activities	(314)	(752)
Net cash provided by discontinued financing activities	—	33
Net cash used in financing activities	(314)	(719)
Effect of currency translation on cash	7	(1)
Net decrease in cash, cash equivalents, and restricted cash	(185)	(343)
Cash, cash equivalents, and restricted cash at beginning of period	927	848
Cash, cash equivalents, and restricted cash at end of period	$742	$505

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

The year-end balance sheet data was derived from audited financial statements, but does not include all of the information and disclosures required by GAAP. These financial statements should be read in conjunction with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

Unless otherwise indicated, references in the Condensed Consolidated Financial Statements to fiscal 2020 and fiscal 2019 are to our fiscal years ending September 25, 2020 and ended September 27, 2019, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02 which codified Accounting Standards Codification (“ASC”) 842, Leases. This guidance, as subsequently amended, requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for most leases. We adopted ASC 842, as amended, in the quarter ended December 27, 2019 using the optional transition method permitted by ASU No. 2018-11 which allows for application of the standard at the adoption date and no restatement of comparative periods. We elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the carry forward of historical lease classification of existing and expired leases. In addition, we elected to use the hindsight practical expedient in determining the lease term for existing leases. As a result of adoption, we recorded ROU assets and related lease liabilities of approximately $520 million on the Condensed Consolidated Balance Sheet. Adoption did not have a material impact on our results of operations or cash flows. See Note 9 for additional information regarding leases.

2. Restructuring and Other Charges, Net

Net restructuring charges by segment were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Transportation Solutions	$4	$21
Industrial Solutions	15	35
Communications Solutions	5	19
Restructuring charges, net	$24	$75

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at					Currency	Balance at
	September 27,		Changes in	Cash	Non-Cash	Translation	December 27,
	2019	Charges	Estimate	Payments	Items	and Other	2019
	(in millions)
Fiscal 2020 Actions:
Employee severance	$—	$15	$—	$(1)	$—	$—	$14
Fiscal 2019 Actions:
Employee severance	188	5	(3)	(23)	(1)	3	169
Facility and other exit costs	1	1	—	(2)	—	2	2
Property, plant, and equipment	—	4	—	—	(4)	—	—
Total	189	10	(3)	(25)	(5)	5	171
Pre-Fiscal 2019 Actions:
Employee severance	73	1	(3)	(18)	—	1	54
Facility and other exit costs	2	4	—	(5)	—	—	1
Total	75	5	(3)	(23)	—	1	55
Total Activity	$264	$30	$(6)	$(49)	$(5)	$6	$240

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements across all segments. In connection with this program, during the quarter ended December 27, 2019, we recorded restructuring charges of $15 million. We expect to complete all restructuring actions commenced during the quarter ended December 27, 2019 by the end of fiscal 2021 and to incur additional charges of approximately $5 million.

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the quarters ended December 27, 2019 and December 28, 2018, we recorded net restructuring charges of $7 million and $67 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2019 by the end of fiscal 2021 and to incur additional charges of approximately $25 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

Pre-Fiscal 2019 Actions

Prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. Also prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. During the quarters ended December 27, 2019 and December 28, 2018, we recorded net restructuring charges of $2 million and $8 million, respectively, related to pre-fiscal 2019 actions. We expect additional charges related to pre-fiscal 2019 actions to be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	December 27,	September 27,
	2019	2019
	(in millions)
Accrued and other current liabilities	$215	$245
Other liabilities	25	19
Restructuring reserves	$240	$264

3. Discontinued Operations

During the quarter ended December 28, 2018, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $288 million and incurred a pre-tax loss on sale of $96 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million and certain guarantee liabilities. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment.

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of December 27, 2019 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of December 27, 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of loss from discontinued operations, net of income taxes for the quarter ended December 28, 2018:

(in millions)
Net sales	$41
Cost of sales	(50)
Operating expenses	(10)
Pre-tax loss from discontinued operations	(19)
Pre-tax loss on sale of discontinued operations	(96)
Income tax benefit	8
Loss from discontinued operations, net of income taxes	$(107)

4. Acquisitions

During the quarter ended December 27, 2019, we acquired two businesses for a combined cash purchase price of $112 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

Pending Acquisition

During fiscal 2019, we entered into a business combination agreement and commenced a voluntary public tender offer for all outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany. The

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

offer was accepted for approximately 72% of First Sensor’s shares. The transaction, including the assumption of First Sensor’s outstanding net debt, is valued at approximately €330 million, based on the tendered shares and an estimated premium for untendered shares. Completion of the offer will be subject to customary closing conditions, including receipt of any outstanding regulatory approvals. We expect to complete the transaction in fiscal 2020.

5. Inventories

Inventories consisted of the following:

	December 27,	September 27,
	2019	2019
	(in millions)
Raw materials	$282	$260
Work in progress	817	739
Finished goods	904	837
Inventories	$2,003	$1,836

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(in millions)
September 27, 2019(1)	$2,124	$3,039	$577	$5,740
Acquisitions	50	9	—	59
Currency translation	19	24	4	47
December 27, 2019(1)	$2,193	$3,072	$581	$5,846
(1)	At December 27, 2019 and September 27, 2019, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.

During the quarter ended December 27, 2019, we recognized goodwill in the Transportation Solutions and Industrial Solutions segments in connection with recent acquisitions. See Note 4 for additional information regarding acquisitions.

7. Intangible Assets, Net

Intangible assets consisted of the following:

	December 27, 2019			September 27, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Customer relationships	$1,561	$(486)	$1,075	$1,513	$(459)	$1,054
Intellectual property	1,269	(758)	511	1,260	(734)	526
Other	33	(17)	16	33	(17)	16
Total	$2,863	$(1,261)	$1,602	$2,806	$(1,210)	$1,596

Intangible asset amortization expense was $45 million for both the quarters ended December 27, 2019 and December 28, 2018.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At December 27, 2019, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2020	$137
Fiscal 2021	180
Fiscal 2022	180
Fiscal 2023	179
Fiscal 2024	149
Fiscal 2025	129
Thereafter	648
Total	$1,602

8. Debt

As of December 27, 2019, Tyco Electronics Group S.A. (“TEGSA’), our 100%-owned subsidiary, had $210 million of commercial paper outstanding at a weighted-average interest rate of 1.85%. TEGSA had $219 million of commercial paper outstanding at a weighted-average interest rate of 2.20% at September 27, 2019.

The fair value of our debt, based on indicative valuations, was approximately $4,292 million and $4,278 million at December 27, 2019 and September 27, 2019, respectively.

9. Leases

We have facility, land, vehicle, and equipment leases that expire at various dates. We determine if a contract qualifies as a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the identified asset and the right to direct the use of the identified asset.

Lease ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of remaining lease payments over the lease term. Lease ROU assets represent our right to use the underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. We do not recognize ROU assets or lease liabilities that arise from short-term leases. Since our lease contracts do not contain a readily determinable implicit rate, we determine a fully-collateralized incremental borrowing rate that reflects a similar term to the lease and the economic environment of the applicable country or region in which the asset is leased.

We have elected to account for lease and non-lease components in our real estate leases as a single lease component; other leases generally do not contain non-lease components. The non-lease components in our real estate leases include logistics services, warehousing, and other operational costs. Many of these costs are variable, fluctuating based on services provided, such as pallets shipped in and out of a location or square footage of space occupied. These costs, and any other variable rental costs, are excluded from our ROU assets and lease liabilities, and instead are expensed as incurred. Some of our leases may include options to either renew or early terminate the lease. The exercise of these options is generally at our sole discretion and would only occur if there is an economic, financial, or business reason to do so. Such options are included in the lease term if we determine it is reasonably certain they will be exercised.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The components of lease cost were as follows:

For the
Quarter Ended
December 27,
2019
(in millions)
Operating lease cost	$27
Variable lease cost	11
Total lease cost	$38

Amounts recognized on the Condensed Consolidated Balance Sheet were as follows:

December 27,
2019
($ in millions)
Operating lease ROU assets:
Other assets	$506
Operating lease liabilities:
Accrued and other current liabilities	$122
Other liabilities	397
Total operating lease liabilities	$519

Weighted-average remaining lease term (in years)	6.1
Weighted-average discount rate	1.3%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

For the
Quarter Ended
December 27,
2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$26

ROU assets obtained in exchange for new operating lease liabilities(2)	525
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.
(2)	Includes ROU assets obtained in connection with the adoption of ASC 842.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At December 27, 2019, the maturities of operating lease liabilities were as follows:

(in millions)
Remainder of fiscal 2020	$91
Fiscal 2021	105
Fiscal 2022	85
Fiscal 2023	72
Fiscal 2024	60
Thereafter	126
Total lease payments	539
Less: interest	(20)
Present value of lease liabilities	$519

The following table, which was included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 and presented in accordance with the previous lease accounting standard, presents the future minimum lease payments under non-cancelable operating lease obligations as of September 27, 2019:

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of December 27, 2019, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $14 million to $45 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

Guarantees

In disposing of assets or businesses, we often provide representations, warranties, and/or indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability for

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

investigation and remediation of environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not expect that these uncertainties will have a material adverse effect on our results of operations, financial position, or cash flows.

At December 27, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $279 million.

We sold our SubCom business during fiscal 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

11. Financial Instruments

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

At December 27, 2019 and September 27, 2019, these cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 27,	September 27,
	2019	2019
	(in millions)
Other assets	$6	$19
Other liabilities	5	—

At December 27, 2019 and September 27, 2019, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Gains recorded in other comprehensive income (loss)	$4	$19
Gains (losses) excluded from the hedging relationship(1)	(22)	17
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,296 million and $3,374 million at December 27, 2019 and September 27, 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $2,283 million and $1,844 million at December 27, 2019 and September 27, 2019, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.76% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2023, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

At December 27, 2019 and September 27, 2019, these cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	December 27,	September 27,
	2019	2019
	(in millions)
Prepaid expenses and other current assets	$16	$27
Other assets	26	46
Accrued and other current liabilities	7	2
Other liabilities	—	1

The impacts of our hedge of net investment programs were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(65)	$76
Losses on cross-currency swap contracts designated as hedges of net investment(2)	(33)	(5)
(1)	Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.
(2)	Gains and losses on cross-currency swap contracts designated as hedges of net investment are recorded as currency translation.

12. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	December 27,	December 28,	December 27,	December 28,
	2019	2018	2019	2018
	(in millions)
Operating expense:
Service cost	$13	$12	$3	$3
Other (income) expense:
Interest cost	6	11	9	12
Expected return on plan assets	(15)	(16)	(15)	(14)
Amortization of net actuarial loss	10	6	2	4
Amortization of prior service credit	(2)	(2)	—	—
Net periodic pension benefit cost (credit)	$12	$11	$(1)	$5

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

13. Income Taxes

We recorded income tax expense of $447 million and $78 million for the quarters ended December 27, 2019 and December 28, 2018, respectively. The income tax expense for the quarter ended December 27, 2019 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”). See “Swiss Tax Reform” below for additional information.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of December 27, 2019.

Swiss Tax Reform

The Federal Act on Tax Reform and AHV Financing eliminates certain preferential tax items and implements new tax rates at both the federal and cantonal levels. During fiscal 2019, Switzerland enacted the federal provisions of Swiss Tax Reform, and the federal tax authority issued guidance abolishing certain interest deductions. The impacts of these measures were reflected in our fiscal 2019 Consolidated Financial Statements.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. During the quarter ended December 27, 2019, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

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

We have substantially settled all U.S. federal income tax matters with the Internal Revenue Service for periods covered under the Tax Sharing Agreement. Certain shared U.S. state and non-U.S. income tax matters remain open. We expect resolution of these matters and the termination of the Tax Sharing Agreement in fiscal 2020. We do not expect these matters or the termination of the TSA to have a material effect on our results of operations, financial position, or cash flows.

14. Earnings Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings per share were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Basic	335	342
Dilutive impact of share-based compensation arrangements	2	2
Diluted	337	344

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The following share options were not included in the computation of diluted earnings per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Antidilutive share options	3	1

15. Shareholders’ Equity

Dividends

We paid cash dividends to shareholders as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
Dividends paid per common share	$0.46	$0.44

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At December 27, 2019 and September 27, 2019, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $154 million and $308 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Number of common shares repurchased	2	6
Repurchase value	$143	$495

At December 27, 2019, we had $1.4 billion of availability remaining under our share repurchase authorization.

16. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Share-based compensation expense	$22	$23

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

As of December 27, 2019, there was $176 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.4 years.

During the quarter ended December 27, 2019, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.5	$15.52
Restricted share awards	0.5	93.63
Performance share awards	0.2	93.63

As of December 27, 2019, we had 15 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

Share-Based Compensation Assumptions

The assumptions we used in the Black-Scholes-Merton option pricing model for the options granted as part of our annual incentive plan grant were as follows:

Expected share price volatility	21%
Risk-free interest rate	1.8%
Expected annual dividend per share	$1.84
Expected life of options (in years)	5.1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Transportation Solutions:
Automotive	$1,405	$1,469
Commercial transportation	258	297
Sensors	205	220
Total Transportation Solutions	1,868	1,986
Industrial Solutions:
Aerospace, defense, oil, and gas	309	285
Industrial equipment	263	315
Medical(3)	179	168
Energy	176	160
Total Industrial Solutions	927	928
Communications Solutions:
Data and devices	219	257
Appliances	154	176
Total Communications Solutions	373	433
Total	$3,168	$3,347
(1)	Intersegment sales were not material and were recorded at selling prices that approximated market prices.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.
(3)	Effective for fiscal 2020, we are separately presenting net sales in the medical end market. Such amounts were previously included in net sales in the industrial equipment end market.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$702	$756
Industrial Solutions	340	350
Communications Solutions	55	65
Total EMEA	1,097	1,171
Asia–Pacific:
Transportation Solutions	742	764
Industrial Solutions	145	155
Communications Solutions	226	254
Total Asia–Pacific	1,113	1,173
Americas:
Transportation Solutions	424	466
Industrial Solutions	442	423
Communications Solutions	92	114
Total Americas	958	1,003
Total	$3,168	$3,347
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income by segment was as follows:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Transportation Solutions	$316	$332
Industrial Solutions	115	100
Communications Solutions	40	52
Total	$471	$484

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

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended December 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,168	$—	$3,168
Cost of sales	—	—	2,138	—	2,138
Gross margin	—	—	1,030	—	1,030
Selling, general, and administrative expenses, net(1)	26	16	325	—	367
Research, development, and engineering expenses	—	—	161	—	161
Acquisition and integration costs	1	—	6	—	7
Restructuring and other charges, net	—	—	24	—	24
Operating income (loss)	(27)	(16)	514	—	471
Interest income	—	—	6	—	6
Interest expense	—	(10)	(2)	—	(12)
Other income, net	—	—	5	—	5
Equity in net income of subsidiaries	74	101	—	(175)	—
Equity in net income of subsidiaries of discontinued operations	3	—	—	(3)	—
Intercompany interest income (expense), net	(24)	(1)	25	—	—
Income from continuing operations before income taxes	26	74	548	(178)	470
Income tax expense	—	—	(447)	—	(447)
Income from continuing operations	26	74	101	(178)	23
Income from discontinued operations, net of income taxes	—	3	—	—	3
Net income	26	77	101	(178)	26
Other comprehensive income	89	89	108	(197)	89
Comprehensive income	$115	$166	$209	$(375)	$115

(1)

TE Connectivity Ltd. and TEGSA selling, general, and administrative expenses include gains of $14 million and losses of $13 million, respectively, related to intercompany transactions. These gains and losses are offset by corresponding net losses recorded by other subsidiaries.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of December 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$742	$—	$742
Accounts receivable, net	—	—	2,338	—	2,338
Inventories	—	—	2,003	—	2,003
Intercompany receivables	51	3,253	62	(3,366)	—
Prepaid expenses and other current assets	6	29	448	—	483
Total current assets	57	3,282	5,593	(3,366)	5,566
Property, plant, and equipment, net	—	—	3,659	—	3,659
Goodwill	—	—	5,846	—	5,846
Intangible assets, net	—	—	1,602	—	1,602
Deferred income taxes	—	—	2,360	—	2,360
Investment in subsidiaries	13,994	28,344	—	(42,338)	—
Intercompany loans receivable	—	2,595	16,189	(18,784)	—
Other assets	—	38	905	—	943
Total assets	$14,051	$34,259	$36,154	$(64,488)	$19,976
Liabilities and shareholders’ equity
Current liabilities:
Short-term debt	$—	$559	$2	$—	$561
Accounts payable	1	—	1,432	—	1,433
Accrued and other current liabilities	178	66	1,166	—	1,410
Intercompany payables	3,315	—	51	(3,366)	—
Total current liabilities	3,494	625	2,651	(3,366)	3,404
Long-term debt	—	3,412	—	—	3,412
Intercompany loans payable	—	16,189	2,595	(18,784)	—
Long-term pension and postretirement liabilities	—	—	1,365	—	1,365
Deferred income taxes	—	—	142	—	142
Income taxes	—	—	247	—	247
Other liabilities	—	39	810	—	849
Total liabilities	3,494	20,265	7,810	(22,150)	9,419
Total shareholders’ equity	10,557	13,994	28,344	(42,338)	10,557
Total liabilities and shareholders’ equity	$14,051	$34,259	$36,154	$(64,488)	$19,976

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Quarter Ended December 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities(1)	$(69)	$462	$476	$(458)	$411
Cash flows from investing activities:
Capital expenditures	—	—	(176)	—	(176)
Acquisition of businesses, net of cash acquired	—	—	(115)	—	(115)
Change in intercompany loans	—	(149)	—	149	—
Other	—	—	2	—	2
Net cash used in investing activities	—	(149)	(289)	149	(289)
Cash flows from financing activities:
Changes in parent company equity(2)	46	(304)	258	—	—
Net decrease in commercial paper	—	(9)	—	—	(9)
Proceeds from exercise of share options	—	—	14	—	14
Repurchase of common shares	(119)	—	(20)	—	(139)
Payment of common share dividends to shareholders	(154)	—	—	—	(154)
Intercompany distributions(1)	—	—	(458)	458	—
Loan activity with parent	296	—	(147)	(149)	—
Other	—	—	(26)	—	(26)
Net cash provided by (used in) financing activities	69	(313)	(379)	309	(314)
Effect of currency translation on cash	—	—	7	—	7
Net decrease in cash, cash equivalents, and restricted cash	—	—	(185)	—	(185)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	927	—	927
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$742	$—	$742
(1)	Other subsidiaries made distributions to TEGSA in the amount of $458 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Quarter Ended December 28, 2018

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$(73)	$(9)	$410	$—	$328
Net cash used in discontinued operating activities	—	—	(31)	—	(31)
Net cash provided by (used in) operating activities	(73)	(9)	379	—	297
Cash flows from investing activities:
Capital expenditures	—	—	(210)	—	(210)
Proceeds from divestiture of business, net of cash retained by sold business	—	303	(15)	—	288
Change in intercompany loans	—	(25)	—	25	—
Other	—	—	4	—	4
Net cash provided by (used in) continuing investing activities	—	278	(221)	25	82
Net cash used in discontinued investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	278	(223)	25	80
Cash flows from financing activities:
Changes in parent company equity(1)	23	(240)	217	—	—
Net increase in commercial paper	—	63	—	—	63
Proceeds from issuance of debt	—	350	—	—	350
Repayment of debt	—	(441)	—	—	(441)
Proceeds from exercise of share options	—	—	7	—	7
Repurchase of common shares	(519)	—	—	—	(519)
Payment of common share dividends to shareholders	(150)	—	—	—	(150)
Loan activity with parent	719	—	(694)	(25)	—
Transfers to discontinued operations	—	—	(33)	—	(33)
Other	—	(1)	(28)	—	(29)
Net cash provided by (used in) continuing financing activities	73	(269)	(531)	(25)	(752)
Net cash provided by discontinued financing activities	—	—	33	—	33
Net cash provided by (used in) financing activities	73	(269)	(498)	(25)	(719)
Effect of currency translation on cash	—	—	(1)	—	(1)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(343)	—	(343)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	848	—	848
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$505	$—	$505
(1)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

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

The following discussion includes organic net sales growth (decline) which is a non-GAAP financial measure. See “Non-GAAP Financial Measure” for additional information regarding this measure.

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

The first quarter of fiscal 2020 included the following:

●	Our net sales decreased 5.3% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, due to sales declines in the Transportation Solutions and Communications Solutions segments. On an organic basis, our net sales decreased 4.8% during the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 5.9% in the first quarter of fiscal 2020 due to sales declines in all end markets.
●	Industrial Solutions—Our net sales were flat in the first quarter of fiscal 2020 with sales declines in the industrial equipment end market offset by increased sales in the aerospace, defense, oil, and gas, the energy, and the medical end markets.
●	Communications Solutions—Our net sales decreased 13.9% in the first quarter of fiscal 2020 due to sales declines in both the data and devices and the appliances end markets.
●	Net cash provided by continuing operating activities was $411 million in the first quarter of fiscal 2020.

Outlook

In the second quarter of fiscal 2020, we expect our net sales to be between $3.1 billion and $3.3 billion as compared to $3.4 billion in the second quarter of fiscal 2019, with sales declines in all segments. Additional information regarding expectations for our reportable segments for the second quarter of fiscal 2020 as compared to the same period of fiscal 2019 is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market due primarily to declines in global automotive production. We also expect our net sales to decline in the commercial transportation end market as a result of continued market weakness.
●	Industrial Solutions—We expect our net sales to decline in the industrial equipment end market due to continued market weakness. This decrease is expected to be partially offset by our net sales growth in the medical end market.
●	Communications Solutions—We expect our net sales to decline in both the data and devices and the appliances end markets as a result of reduced demand resulting from high inventory levels at distributors and market weakness across all regions.

We expect diluted earnings per share from continuing operations to be in the range of $1.05 to $1.11 per share in the second quarter of fiscal 2020. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $77 million and $0.04 per share, respectively, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019.

For fiscal 2020, we expect our net sales to be between $12.85 billion and $13.25 billion as compared to $13.4 billion in fiscal 2019. This decrease is driven by sales declines in the Transportation Solutions and Communications Solutions segments relative to fiscal 2019. Additional information regarding expectations for our reportable segments for fiscal 2020 compared to fiscal 2019 is as follows:

●	Transportation Solutions—We expect our net sales to decrease in the automotive end market as a result of declines in global automotive production. However, we expect our content gains to partially offset the impact of the overall market decline. We expect our net sales to decrease in the commercial transportation end market due to market weakness.
●	Industrial Solutions—We expect our net sales growth in the medical and the aerospace, defense, oil, and gas end markets to be offset by declines in the industrial equipment end market due primarily to reduced demand resulting from high inventory levels at distributors.
●	Communications Solutions—We expect our net sales to decline in the data and devices and the appliances end markets due to market weakness and reduced demand resulting from high inventory levels at distributors.

In fiscal 2020, we expect diluted earnings per share from continuing operations to be in the range of $3.23 to $3.53 per share. This outlook reflects the negative impact of foreign currency exchange rates on net sales and earnings per share of approximately $209 million and $0.11 per share, respectively, in fiscal 2020 as compared to fiscal 2019.

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

Acquisitions

During the first quarter of fiscal 2020, we acquired two businesses for a combined cash purchase price of $112 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

Pending Acquisition

During fiscal 2019, we entered into a business combination agreement and commenced a voluntary public tender offer for all outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany. The offer was accepted for approximately 72% of First Sensor’s shares. The transaction, including the assumption of First Sensor’s outstanding net debt, is valued at approximately €330 million, based on the tendered shares and an estimated premium for untendered shares. Completion of the offer will be subject to customary closing conditions, including receipt of any outstanding regulatory approvals. We expect to complete the transaction in fiscal 2020.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the
	Quarters Ended
	December 27,		December 28,
	2019		2018
	($ in millions)
Transportation Solutions	$1,868	59%	$1,986	59%
Industrial Solutions	927	29	928	28
Communications Solutions	373	12	433	13
Total	$3,168	100%	$3,347	100%

The following table provides an analysis of the change in our net sales by segment:

	Changes in Net Sales for the Quarter Ended December 27, 2019
	versus Net Sales for the Quarter Ended December 28, 2018
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$(118)	(5.9)%	$(113)	(5.6)%	$(30)	$25
Industrial Solutions	(1)	(0.1)	11	1.2	(12)	—
Communications Solutions	(60)	(13.9)	(59)	(13.7)	(1)	—
Total	$(179)	(5.3)%	$(161)	(4.8)%	$(43)	$25

Net sales decreased $179 million, or 5.3%, in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The decrease in net sales resulted from organic net sales declines of 4.8% and the negative impact of foreign currency translation of 1.2% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 0.7%. Price erosion adversely affected organic net sales by $41 million in the first quarter of fiscal 2020.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Europe/Middle East/Africa (“EMEA”), Asia–Pacific and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first quarter of fiscal 2020.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the
	Quarters Ended
	December 27,		December 28,
	2019		2018
	($ in millions)
EMEA	$1,097	35%	$1,171	35%
Asia–Pacific	1,113	35	1,173	35
Americas	958	30	1,003	30
Total	$3,168	100%	$3,347	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended December 27, 2019
	versus Net Sales for the Quarter Ended December 28, 2018
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
EMEA	$(74)	(6.3)%	$(54)	(4.5)%	$(31)	$11
Asia–Pacific	(60)	(5.1)	(53)	(4.5)	(7)	—
Americas	(45)	(4.5)	(54)	(5.4)	(5)	14
Total	$(179)	(5.3)%	$(161)	(4.8)%	$(43)	$25

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Cost of sales	$2,138	$2,233	$(95)
As a percentage of net sales	67.5%	66.7%

Gross margin	$1,030	$1,114	$(84)
As a percentage of net sales	32.5%	33.3%

Gross margin decreased $84 million in the first quarter of fiscal 2020 primarily as a result of lower volume and price erosion, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 32.5% in the first quarter of fiscal 2020 from 33.3% in the first quarter of fiscal 2019.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, and silver. We expect to purchase approximately 175 million pounds of copper, 125,000 troy ounces of gold, and 2.4 million troy ounces of silver in fiscal 2020. The following table presents the average prices incurred related to copper, gold, and silver:

		For the
		Quarters Ended
		December 27,	December 28,
	Measure	2019	2018
Copper	Lb.	$2.84	$2.88
Gold	Troy oz.	1,354	1,293
Silver	Troy oz.	16.26	16.60

Operating Expenses

The following table presents operating expense information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Selling, general, and administrative expenses	$367	$389	$(22)
As a percentage of net sales	11.6%	11.6%

Restructuring and other charges, net	$24	$75	$(51)

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $22 million in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 due primarily to cost control measures and savings attributable to restructuring actions as well as reduced selling expenses. Selling, general, and administrative expenses as a percentage of net sales was 11.6% in both the first quarters of fiscal 2020 and 2019.

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

During fiscal 2020 and 2019, we initiated restructuring programs associated with footprint consolidation and structural improvements across all segments. In connection with these initiatives, we incurred net restructuring charges of $24 million during the first quarter of fiscal 2020, of which $15 million related to the fiscal 2020 restructuring program. Annualized cost savings related to the fiscal 2020 actions commenced during the first quarter of fiscal 2020 are expected to be approximately $20 million and are expected to be realized by the end of fiscal 2022. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2020, we expect total restructuring charges to be approximately $200 million to $250 million and total spending, which will be funded with cash from operations, to be approximately $220 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Operating Income

The following table presents operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Operating income	$471	$484	$(13)
Operating margin	14.9%	14.5%

Operating income included the following:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$7	$5
Charges associated with the amortization of acquisition-related fair value adjustments	—	1
	7	6
Restructuring and other charges, net	24	75
Total	$31	$81

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Interest expense	$12	$27	$(15)

Income tax expense	$447	$78	$369
Effective tax rate	95.1%	16.9%

Income (loss) from discontinued operations, net of income taxes	$3	$(107)	$110

Interest Expense. Interest expense decreased $15 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 due primarily to the cross-currency swap program that hedges our net investment in certain foreign operations. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.76% per annum and pay no interest. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 13 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the first quarters of fiscal 2020 and 2019, including the Switzerland Federal Act on Tax Reform and AHV Financing.

Income (Loss) from Discontinued Operations, Net of Income Taxes. During the first quarter of fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $288 million and incurred a pre-tax loss on sale of $96 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. The net sales of the business were $41 million in the first quarter of fiscal 2019 which represented one month of activity. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 27,		December 28,
	2019		2018
	($ in millions)
Automotive	$1,405	75%	$1,469	74%
Commercial transportation	258	14	297	15
Sensors	205	11	220	11
Total	$1,868	100%	$1,986	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2019
	versus Net Sales for the Quarter Ended December 28, 2018
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
Automotive	$(64)	(4.4)%	$(43)	(2.9)%	$(21)	$—
Commercial transportation	(39)	(13.1)	(45)	(15.6)	(7)	13
Sensors	(15)	(6.8)	(25)	(11.3)	(2)	12
Total	$(118)	(5.9)%	$(113)	(5.6)%	$(30)	$25

Net sales in the Transportation Solutions segment decreased $118 million, or 5.9%, in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 due to organic net sales declines of 5.6% and the negative impact of foreign currency translation of 1.5%, partially offset by sales contributions from acquisitions of 1.2%. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 2.9% in the first quarter of fiscal 2020 due to declines in global automotive production. Organic net sales declines were 4.4%, 3.2%, and 1.8% in the Americas, Asia–Pacific, and EMEA regions, respectively.
●	Commercial transportation—Our organic net sales decreased 15.6% in the first quarter of fiscal 2020 primarily as a result of market weakness in the Americas and EMEA regions.
●	Sensors—Our organic net sales decreased 11.3% in the first quarter of fiscal 2020 due to weakness in commercial transportation and industrial applications.

Operating Income. The following table presents the Transportation Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Operating income	$316	$332	$(16)
Operating margin	16.9%	16.7%

Operating income in the Transportation Solutions segment decreased $16 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The Transportation Solutions segment’s operating income included the following:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Acquisition and integration costs	$5	$3
Restructuring and other charges, net	4	21
Total	$9	$24

Excluding these items, operating income decreased in the first quarter of fiscal 2020 primarily as a result of lower volume and price erosion, partially offset by lower material costs.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 27,		December 28,
	2019		2018
	($ in millions)
Aerospace, defense, oil, and gas	$309	33%	$285	31%
Industrial equipment	263	28	315	34
Medical	179	20	168	18
Energy	176	19	160	17
Total	$927	100%	$928	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2019
	versus Net Sales for the Quarter Ended December 28, 2018
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation
	($ in millions)
Aerospace, defense, oil, and gas	$24	8.4%	$27	9.4%	$(3)
Industrial equipment	(52)	(16.5)	(47)	(15.0)	(5)
Medical	11	6.5	12	6.9	(1)
Energy	16	10.0	19	12.1	(3)
Total	$(1)	(0.1)%	$11	1.2%	$(12)

In the Industrial Solutions segment, net sales were flat in the first quarter of fiscal 2020 as compared to the same period of fiscal 2019 with the negative impact of foreign currency translation of 1.3% largely offset by organic net sales growth of 1.2%. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales increased 9.4% in the first quarter of fiscal 2020 as a result of strength in the defense, oil and gas, and commercial aerospace markets.
●	Industrial equipment—Our organic net sales decreased 15.0% in the first quarter of fiscal 2020 due to market weakness across all regions and reduced demand resulting from high inventory levels at distributors.
●	Medical—Our organic net sales increased 6.9% in the first quarter of fiscal 2020 due primarily to strength in interventional medical applications.
●	Energy—Our organic net sales increased 12.1% in the first quarter of fiscal 2020 with growth in all regions.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Operating income	$115	$100	$15
Operating margin	12.4%	10.8%

Operating income in the Industrial Solutions segment increased $15 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The Industrial Solutions segment’s operating income included the following:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$2	$2
Charges associated with the amortization of acquisition-related fair value adjustments	—	1
	2	3
Restructuring and other charges, net	15	35
Total	$17	$38

Excluding these items, operating income decreased slightly in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the
	Quarters Ended
	December 27,		December 28,
	2019		2018
	($ in millions)
Data and devices	$219	59%	$257	59%
Appliances	154	41	176	41
Total	$373	100%	$433	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended December 27, 2019
	versus Net Sales for the Quarter Ended December 28, 2018
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation
	($ in millions)
Data and devices	$(38)	(14.8)%	$(38)	(14.8)%	$—
Appliances	(22)	(12.5)	(21)	(11.4)	(1)
Total	$(60)	(13.9)%	$(59)	(13.7)%	$(1)

Net sales in the Communications Solutions segment decreased $60 million, or 13.9%, in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 due primarily to organic net sales declines of 13.7%. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 14.8% in the first quarter of fiscal 2020 as a result of reduced demand resulting from high inventory levels at distributors and market weakness across all regions.
●	Appliances—Our organic net sales decreased 11.4% in the first quarter of fiscal 2020 due to reduced demand resulting from high inventory levels at distributors and market declines in all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018	Change
	($ in millions)
Operating income	$40	$52	$(12)
Operating margin	10.7%	12.0%

Operating income in the Communications Solutions segment decreased $12 million in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. The Communications Solutions segment’s operating income included the following:

	For the
	Quarters Ended
	December 27,	December 28,
	2019	2018
Restructuring and other charges, net	$5	$19

Excluding these items, operating income decreased in the first quarter of fiscal 2020 due primarily to lower volume and price erosion.

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

Cash Flows from Operating Activities

In the first quarter of fiscal 2020, net cash provided by continuing operating activities increased $83 million to $411 million from $328 million in the first quarter of fiscal 2019. The increase resulted primarily from a reduction in income tax payments and lower incentive compensation payments. The amount of income taxes paid, net of refunds, during the first quarters of fiscal 2020 and 2019 was $43 million and $75 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $176 million and $210 million in the first quarters of fiscal 2020 and 2019, respectively. We expect fiscal 2020 capital spending levels to be approximately 5-6% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first quarter of fiscal 2020, we acquired two businesses for a combined cash purchase price of $112 million, net of cash acquired. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

During the first quarter of fiscal 2019, we received net cash proceeds of $288 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at December 27, 2019 and September 27, 2019 was $3,973 million and $3,965 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

Tyco Electronics Group S.A. (“TEGSA”) has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at December 27, 2019 or September 27, 2019.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of December 27, 2019, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $154 million and $150 million in the first quarters of fiscal 2020 and 2019, respectively.

We repurchased approximately 2 million of our common shares for $143 million and approximately 6 million of our common shares for $495 million under the share repurchase program during the first quarters of fiscal 2020 and 2019, respectively. At December 27, 2019, we had $1.4 billion of availability remaining under our share repurchase authorization.

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

At December 27, 2019, we had outstanding letters of credit, letters of guarantee, and surety bonds of $279 million.

As discussed above, in the first quarter of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of December 27, 2019 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of December 27, 2019, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.There were no significant changes to this information during the first quarter of fiscal 2020.

Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for information regarding recently adopted accounting pronouncements including adoption of ASU 2016-02 which codified Accounting Standards Codification (“ASC”) 842, Leases.

Non-GAAP Financial Measure

Organic Net Sales Growth (Decline)

We present organic net sales growth (decline) as we believe it is appropriate for investors to consider this adjusted financial measure in addition to results in accordance with GAAP. Organic net sales growth (decline) represents net sales growth (decline) (the most comparable GAAP financial measure) excluding the impact of foreign currency exchange rates, and acquisitions and divestitures that occurred in the preceding twelve months, if any. Organic net sales growth (decline) is a useful measure of our performance because it excludes items that are not completely under management’s control, such as the impact of changes in foreign currency exchange rates, and items that do not reflect the underlying growth of the company, such as acquisition and divestiture activity.

Organic net sales growth (decline) provides useful information about our results and the trends of our business. Management uses this measure to monitor and evaluate performance. Also, management uses this measure together with GAAP financial measures in its decision-making processes related to the operations of our reportable segments and our overall company. It is also a significant component in our incentive compensation plans. We believe that investors benefit from having access to the same financial measures that management uses in evaluating operations. The tables presented in “Results of Operations” and “Segment Results” provide reconciliations of organic net sales growth (decline) to net sales growth (decline) calculated in accordance with GAAP.

Organic net sales growth (decline) is a non-GAAP financial measure and should not be considered a replacement for results in accordance with GAAP. This non-GAAP financial measure may not be comparable to similarly-titled measures reported by other companies. The primary limitation of this measure is that it excludes the financial impact of items that would otherwise either increase or decrease our reported results. This limitation is best addressed by using organic net sales growth (decline) in combination with net sales growth (decline) to better understand the amounts, character, and impact of any increase or decrease in reported amounts.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among others, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, acquisitions, divestitures, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” and “should,” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this report except as required by law.

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, could cause our results to differ materially from those expressed in forward-looking statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first quarter of fiscal 2020. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 27, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 27, 2019, we adopted ASC 842, Leases. In connection with the adoption, we implemented changes to our accounting policies, internal controls, financial statement disclosures, and systems to enable compliance with this new standard. See Notes 1 and 9 to the Condensed Consolidated Financial Statements for additional information regarding adoption of the new standard. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2019. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019. The risk factors described in our Annual Report on Form 10-K, in addition to other information in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended December 27, 2019:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
September 28–October 25, 2019	493,376	$91.23	493,200	$1,455,737,091
October 26–November 29, 2019	715,037	92.58	578,600	1,402,285,398
November 30–December 27, 2019	623,668	92.65	476,700	1,358,100,303
Total	1,832,081	$92.24	1,548,500
(1)	These columns include the following transactions which occurred during the quarter ended December 27, 2019:
(i)the acquisition of 283,581 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)open market purchases totaling 1,548,500 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
10.1	‡*	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document(1)(2)
101.SCH		XBRL Taxonomy Extension Schema Document(2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 29, 2020