Form 10-Q
period 2020-03-27
TE Connectivity Ltd.
filed 2020-05-04
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2020
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

The number of common shares outstanding as of April 24, 2020 was 329,847,873.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions, except per share data)
Net sales	$3,195	$3,412	$6,363	$6,759
Cost of sales	2,166	2,294	4,304	4,527
Gross margin	1,029	1,118	2,059	2,232
Selling, general, and administrative expenses	352	373	719	762
Research, development, and engineering expenses	158	166	319	327
Acquisition and integration costs	12	7	19	12
Restructuring and other charges, net	22	42	46	117
Impairment of goodwill	900	—	900	—
Operating income (loss)	(415)	530	56	1,014
Interest income	5	4	11	9
Interest expense	(11)	(15)	(23)	(42)
Other income, net	11	1	16	—
Income (loss) from continuing operations before income taxes	(410)	520	60	981
Income tax expense	(42)	(91)	(489)	(169)
Income (loss) from continuing operations	(452)	429	(429)	812
Income (loss) from discontinued operations, net of income taxes	(4)	10	(1)	(97)
Net income (loss)	$(456)	$439	$(430)	$715

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.35)	$1.27	$(1.28)	$2.39
Income (loss) from discontinued operations	(0.01)	0.03	—	(0.29)
Net income (loss)	(1.37)	1.30	(1.29)	2.10

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.35)	$1.26	$(1.28)	$2.37
Income (loss) from discontinued operations	(0.01)	0.03	—	(0.28)
Net income (loss)	(1.37)	1.29	(1.29)	2.09

Weighted-average number of shares outstanding:
Basic	334	338	334	340
Diluted	334	340	334	342

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(456)	$439	$(430)	$715
Other comprehensive income (loss):
Currency translation	(114)	64	(64)	83
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	8	6	16	12
Gains (losses) on cash flow hedges, net of income taxes	(53)	27	(22)	51
Other comprehensive income (loss)	(159)	97	(70)	146
Comprehensive income (loss)	(615)	536	(500)	861
Less: comprehensive loss attributable to noncontrolling interests	2	—	2	—
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$(613)	$536	$(498)	$861

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 27,	September 27,
	2020	2019
	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$796	$927
Accounts receivable, net of allowance for doubtful accounts of $32 and $25, respectively	2,461	2,320
Inventories	2,001	1,836
Prepaid expenses and other current assets	457	471
Total current assets	5,715	5,554
Property, plant, and equipment, net	3,558	3,574
Goodwill	5,235	5,740
Intangible assets, net	1,547	1,596
Deferred income taxes	2,382	2,776
Other assets	930	454
Total assets	$19,367	$19,694
Liabilities and equity
Current liabilities:
Short-term debt	$603	$570
Accounts payable	1,390	1,357
Accrued and other current liabilities	1,966	1,613
Total current liabilities	3,959	3,540
Long-term debt	3,752	3,395
Long-term pension and postretirement liabilities	1,359	1,367
Deferred income taxes	126	156
Income taxes	228	239
Other liabilities	772	427
Total liabilities	10,196	9,124
Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, CHF 0.57 par value, 350,951,381 shares authorized and issued	154	154
Accumulated earnings	11,122	12,256
Treasury shares, at cost, 19,877,795 and 15,862,337 shares, respectively	(1,639)	(1,337)
Accumulated other comprehensive loss	(571)	(503)
Total TE Connectivity Ltd. shareholders' equity	9,066	10,570
Noncontrolling interests	105	—
Total equity	9,171	10,570
Total liabilities and equity	$19,367	$19,694

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended March 27, 2020
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity
	(in millions)
Balance at December 27, 2019	351	$154	(17)	$(1,389)	$—	$12,206	$(414)	$10,557	$—	$10,557
Acquisition	—	—	—	—	—	—	—	—	107	107
Net loss	—	—	—	—	—	(456)	—	(456)	—	(456)
Other comprehensive loss	—	—	—	—	—	—	(157)	(157)	(2)	(159)
Share-based compensation expense	—	—	—	—	15	—	—	15	—	15
Dividends	—	—	—	—	—	(635)	—	(635)	—	(635)
Exercise of share options	—	—	—	13	—	—	—	13	—	13
Restricted share award vestings and other activity	—	—	—	17	(15)	7	—	9	—	9
Repurchase of common shares	—	—	(3)	(280)	—	—	—	(280)	—	(280)
Balance at March 27, 2020	351	$154	(20)	$(1,639)	$—	$11,122	$(571)	$9,066	$105	$9,171

	For the Six Months Ended March 27, 2020
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity
	(in millions)
Balance at September 27, 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570	$—	$10,570
Acquisition	—	—	—	—	—	—	—	—	107	107
Net loss	—	—	—	—	—	(430)	—	(430)	—	(430)
Other comprehensive loss	—	—	—	—	—	—	(68)	(68)	(2)	(70)
Share-based compensation expense	—	—	—	—	37	—	—	37	—	37
Dividends	—	—	—	—	—	(635)	—	(635)	—	(635)
Exercise of share options	—	—	—	27	—	—	—	27	—	27
Restricted share award vestings and other activity	—	—	1	94	(37)	(69)	—	(12)	—	(12)
Repurchase of common shares	—	—	(5)	(423)	—	—	—	(423)	—	(423)
Balance at March 27, 2020	351	$154	(20)	$(1,639)	$—	$11,122	$(571)	$9,066	$105	$9,171

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended March 29, 2019
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity
	(in millions)
Balance at December 28, 2018	357	$157	(18)	$(1,550)	$—	$11,886	$(257)	$10,236	$—	$10,236
Net income	—	—	—	—	—	439	—	439	—	439
Other comprehensive income	—	—	—	—	—	—	97	97	—	97
Share-based compensation expense	—	—	—	—	16	—	—	16	—	16
Dividends	—	—	—	—	—	(620)	—	(620)	—	(620)
Exercise of share options	—	—	—	10	—	—	—	10	—	10
Restricted share award vestings and other activity	—	—	1	16	(16)	5	—	5	—	5
Repurchase of common shares	—	—	(3)	(189)	—	—	—	(189)	—	(189)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994	$—	$9,994

	For the Six Months Ended March 29, 2019
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity
	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831	$—	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)	—	(443)
Net income	—	—	—	—	—	715	—	715	—	715
Other comprehensive income	—	—	—	—	—	—	146	146	—	146
Share-based compensation expense	—	—	—	—	39	—	—	39	—	39
Dividends	—	—	—	—	—	(616)	—	(616)	—	(616)
Exercise of share options	—	—	—	17	—	—	—	17	—	17
Restricted share award vestings and other activity	—	—	1	88	(39)	(60)	—	(11)	—	(11)
Repurchase of common shares	—	—	(9)	(684)	—	—	—	(684)	—	(684)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994	$—	$9,994

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	March 27,	March 29,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(430)	$715
Loss from discontinued operations, net of income taxes	1	97
Income (loss) from continuing operations	(429)	812
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	900	—
Depreciation and amortization	354	341
Deferred income taxes	345	(28)
Non-cash lease cost	52	—
Provision for losses on accounts receivable and inventories	18	28
Share-based compensation expense	37	38
Other	11	32
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(140)	(107)
Inventories	(151)	(70)
Prepaid expenses and other current assets	25	91
Accounts payable	49	(44)
Accrued and other current liabilities	(180)	(206)
Income taxes	1	21
Other	—	(25)
Net cash provided by continuing operating activities	892	883
Net cash used in discontinued operating activities	—	(30)
Net cash provided by operating activities	892	853
Cash flows from investing activities:
Capital expenditures	(309)	(401)
Proceeds from sale of property, plant, and equipment	3	13
Acquisition of businesses, net of cash acquired	(359)	8
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	297
Other	(2)	—
Net cash used in continuing investing activities	(667)	(83)
Net cash used in discontinued investing activities	—	(2)
Net cash used in investing activities	(667)	(85)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(219)	90
Proceeds from issuance of debt	593	350
Repayment of debt	—	(441)
Proceeds from exercise of share options	27	17
Repurchase of common shares	(408)	(739)
Payment of common share dividends to shareholders	(307)	(299)
Transfers to discontinued operations	—	(32)
Other	(31)	(30)
Net cash used in continuing financing activities	(345)	(1,084)
Net cash provided by discontinued financing activities	—	32
Net cash used in financing activities	(345)	(1,052)
Effect of currency translation on cash	(11)	1
Net decrease in cash, cash equivalents, and restricted cash	(131)	(283)
Cash, cash equivalents, and restricted cash at beginning of period	927	848
Cash, cash equivalents, and restricted cash at end of period	$796	$565

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill and Other, as updated by Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment.

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

At March 27, 2020, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

When testing for goodwill impairment, we identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment charge will be recorded for the amount of the excess, limited to the total amount of goodwill allocated to the reporting unit.

Fair value estimates used in the goodwill impairment tests are calculated using an income approach based on the present value of future cash flows of each reporting unit. The income approach has been supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, income tax rates, and market activity in assessing fair value and are reporting unit specific. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, an update to ASC 350, Intangibles–Goodwill and Other. The update simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the amendments in the update, goodwill impairment should be tested by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are to be applied on a prospective basis. We elected to early adopt this update and applied it during the quarter ended March 27, 2020. See Note 6 for additional information regarding the interim goodwill impairment test.

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

2. Restructuring and Other Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Transportation Solutions	$18	$24	$22	$45
Industrial Solutions	1	17	16	52
Communications Solutions	3	1	8	20
Restructuring charges, net	$22	$42	$46	$117

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at					Currency	Balance at
	September 27,		Changes in	Cash	Non-Cash	Translation	March 27,
	2019	Charges	Estimate	Payments	Items	and Other	2020
	(in millions)
Fiscal 2020 Actions:
Employee severance	$—	$43	$—	$(4)	$—	$—	$39
Fiscal 2019 Actions:
Employee severance	188	6	(13)	(51)	(1)	1	130
Facility and other exit costs	1	4	—	(7)	—	2	—
Property, plant, and equipment	—	5	—	—	(5)	—	—
Total	189	15	(13)	(58)	(6)	3	130
Pre-Fiscal 2019 Actions:
Employee severance	73	1	(5)	(34)	—	1	36
Facility and other exit costs	2	4	—	(5)	—	—	1
Property, plant, and equipment	—	1	—	—	(1)	—	—
Total	75	6	(5)	(39)	(1)	1	37
Total Activity	$264	$64	$(18)	$(101)	$(7)	$4	$206

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements across all segments. In connection with this program, during the six months ended March 27, 2020, we recorded restructuring charges of $43 million. We expect to complete all restructuring actions commenced during the six months ended March 27, 2020 by the end of fiscal 2021 and to incur additional charges of approximately $10 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the six months ended March 27, 2020 and March 29, 2019, we recorded net restructuring charges of $2 million and $107 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2019 by the end of fiscal 2021 and to incur additional charges of approximately $15 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

Pre-Fiscal 2019 Actions

Prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. Also prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. During the six months ended March 27, 2020 and March 29, 2019, we recorded net restructuring charges of $1 million and $10 million, respectively, related to pre-fiscal 2019 actions. We expect additional charges related to pre-fiscal 2019 actions to be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	March 27,	September 27,
	2020	2019
	(in millions)
Accrued and other current liabilities	$170	$245
Other liabilities	36	19
Restructuring reserves	$206	$264

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

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of March 27, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of March 27, 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of loss from discontinued operations, net of income taxes for the six months ended March 29, 2019:

(in millions)
Net sales	$41
Cost of sales	(50)
Operating expenses	(11)
Pre-tax loss from discontinued operations	(20)
Pre-tax loss on sale of discontinued operations	(86)
Income tax benefit	9
Loss from discontinued operations, net of income taxes	$(97)

4. Acquisitions

First Sensor AG

In March 2020, we acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, for €209 million in cash (equivalent to $232 million). As a result of the transaction, we recognized a noncontrolling interest with a fair value of €96 million (equivalent to $107 million) as of the acquisition date. The fair value of the noncontrolling interest for First Sensor common shares that were not acquired was determined using the stated price in the Domination and Profit and Loss Transfer Agreement (“DPLTA”) which is considered

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

to be a level 2 observable input under the fair value hierarchy. The First Sensor business has been reported as part of our Transportation Solutions segment from the date of acquisition.

In April 2020, we and First Sensor entered into a DPLTA which will become effective following consenting resolution of the shareholders’ meeting of First Sensor and subsequent registration in the commercial register of First Sensor. We expect the DPLTA registration to occur in our fourth fiscal quarter. Under the terms of the DPLTA, upon its effectiveness, First Sensor minority shareholders will be offered to elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. The exercise of the put right by First Sensor minority shareholders is not within our control and will result in the First Sensor noncontrolling interest being presented as redeemable noncontrolling interest outside of equity on the Condensed Consolidated Balance Sheet following registration of the DPLTA.

Other Acquisitions

During the six months ended March 27, 2020, we acquired three additional businesses for a combined cash purchase price of $124 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

5. Inventories

Inventories consisted of the following:

	March 27,	September 27,
	2020	2019
	(in millions)
Raw materials	$277	$260
Work in progress	838	739
Finished goods	886	837
Inventories	$2,001	$1,836

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total
	(in millions)
September 27, 2019(1)	$2,124	$3,039	$577	$5,740
Impairment of goodwill	(900)	—	—	(900)
Acquisitions	403	10	—	413
Currency translation	(5)	(11)	(2)	(18)
March 27, 2020(2)	$1,622	$3,038	$575	$5,235
(1)	At September 27, 2019, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.
(2)	At March 27, 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

In March 2020, we completed the acquisition of First Sensor and recognized goodwill in the Transportation Solutions segment. Due to the timing of the transaction, we have preliminarily allocated the purchase price of First Sensor to

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

goodwill. We are in the process of completing the valuation of identifiable intangible assets, assets acquired, and liabilities assumed; therefore, the current allocation is subject to adjustment upon finalization of those valuations. The amount of these potential adjustments could be significant. In addition, during the six months ended March 27, 2020, we recognized goodwill in the Transportation Solutions and Industrial Solutions segments in connection with other recent acquisitions. See Note 4 for additional information regarding acquisitions.

We test goodwill allocated to reporting units for impairment annually during the fiscal fourth quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit’s carrying value may exceed its fair value. As a result of current and projected declines in sales and profitability, due in part to the impact of the coronavirus disease COVID-19 and projected reductions in global automotive production, of the Sensors reporting unit of the Transportation Solutions segment during the quarter ended March 27, 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required.

As discussed in Note 1, during the quarter ended March 27, 2020, we adopted ASU No. 2017-04 which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million. The Sensors reporting unit had a remaining goodwill allocation of $626 million as of March 27, 2020.

Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of our reporting units may be insufficient to support the carrying value and the goodwill assigned to it, requiring impairment charges, including additional impairment charges for the Sensors reporting unit. Further impairment charges, if any, may be material to our results of operations and financial position.

7. Intangible Assets, Net

Intangible assets consisted of the following:

	March 27, 2020			September 27, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in millions)
Customer relationships	$1,542	$(498)	$1,044	$1,513	$(459)	$1,054
Intellectual property	1,259	(771)	488	1,260	(734)	526
Other	32	(17)	15	33	(17)	16
Total	$2,833	$(1,286)	$1,547	$2,806	$(1,210)	$1,596

Intangible asset amortization expense was $46 million and $45 million for the quarters ended March 27, 2020 and March 29, 2019, respectively, and $91 million and $90 million for the six months ended March 27, 2020 and March 29, 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At March 27, 2020, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2020	$90
Fiscal 2021	179
Fiscal 2022	179
Fiscal 2023	179
Fiscal 2024	148
Fiscal 2025	129
Thereafter	643
Total	$1,547

8. Debt

During the quarter ended March 27, 2020, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued €550 million aggregate principal amount of 0.0% senior notes due February 2025. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the quarter ended March 27, 2020, we reclassified $250 million of 4.875% senior notes due January 2021 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

As of September 27, 2019, TEGSA had $219 million of commercial paper outstanding at a weighted-average interest rate of 2.20%. TEGSA had no commercial paper outstanding at March 27, 2020.

The fair value of our debt, based on indicative valuations, was approximately $4,697 million and $4,278 million at March 27, 2020 and September 27, 2019, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

The components of lease cost were as follows:

	For the	For the
	Quarter Ended	Six Months Ended
	March 27,	March 27,
	2020	2020
	(in millions)
Operating lease cost	$25	$52
Variable lease cost	15	26
Total lease cost	$40	$78

Amounts recognized on the Condensed Consolidated Balance Sheet were as follows:

March 27,
2020
($ in millions)
Operating lease ROU assets:
Other assets	$454
Operating lease liabilities:
Accrued and other current liabilities	$115
Other liabilities	351
Total operating lease liabilities	$466

Weighted-average remaining lease term (in years)	5.9
Weighted-average discount rate	1.3%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

For the
Six Months Ended
March 27,
2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$51

ROU assets obtained in exchange for new operating lease liabilities	12
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At March 27, 2020, the maturities of operating lease liabilities were as follows:

(in millions)
Remainder of fiscal 2020	$60
Fiscal 2021	105
Fiscal 2022	83
Fiscal 2023	67
Fiscal 2024	53
Thereafter	115
Total lease payments	483
Less: interest	(17)
Present value of lease liabilities	$466

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of March 27, 2020, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $14 million to $45 million, and we accrued $17 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At March 27, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $271 million.

We sold our SubCom business during fiscal 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

11. Financial Instruments

Foreign Currency Exchange Rate Risk

During fiscal 2015, we entered into cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million and €1,000 million at March 27, 2020 and September 27, 2019, respectively. Certain contracts were terminated during the quarter ended March 27, 2020; the remaining contracts mature in fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 27,	September 27,
	2020	2019
	(in millions)
Other assets	$39	$19

At March 27, 2020 and September 27, 2019, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Gains recorded in other comprehensive income (loss)	$28	$13	$32	$32
Gains (losses) excluded from the hedging relationship(1)	17	21	(5)	38
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,429 million and $3,374 million at March 27, 2020 and September 27, 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,889 million and $1,844 million at March 27, 2020 and September 27, 2019, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.62% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2024, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	March 27,	September 27,
	2020	2019
	(in millions)
Prepaid expenses and other current assets	$23	$27
Other assets	50	46
Accrued and other current liabilities	2	2
Other liabilities	—	1

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$57	$36	$(8)	$112
Gains on cross-currency swap contracts designated as hedges of net investment(2)	55	42	22	37
(1)	Foreign currency exchange gains and losses on intercompany loans and external borrowings are recorded as currency translation, a component of accumulated other comprehensive income (loss), and are offset by changes attributable to the translation of the net investment.
(2)	Gains and losses on cross-currency swap contracts designated as hedges of net investment are recorded as currency translation.

12. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Operating expense:
Service cost	$12	$12	$2	$3
Other (income) expense:
Interest cost	6	10	9	11
Expected return on plan assets	(15)	(16)	(14)	(15)
Amortization of net actuarial loss	10	6	2	5
Amortization of prior service credit	(1)	(2)	—	—
Net periodic pension benefit cost (credit)	$12	$10	$(1)	$4

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Six Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Operating expense:
Service cost	$25	$24	$5	$6
Other (income) expense:
Interest cost	12	21	18	23
Expected return on plan assets	(30)	(32)	(29)	(29)
Amortization of net actuarial loss	20	12	4	9
Amortization of prior service credit	(3)	(4)	—	—
Net periodic pension benefit cost (credit)	$24	$21	$(2)	$9

During the six months ended March 27, 2020, we contributed $19 million to our non-U.S. pension plans.

13. Income Taxes

We recorded income tax expense of $42 million and $91 million for the quarters ended March 27, 2020 and March 29, 2019, respectively. The income tax expense for the quarter ended March 27, 2020 included an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See the “Tax Sharing Agreement” section below for additional information. The pre-tax goodwill impairment charge of $900 million recorded during the quarter ended March 27, 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes.  See Note 6 for additional information regarding the impairment of goodwill. The income tax expense for the quarter ended March 29, 2019 included $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions, partially offset by a $12 million income tax benefit resulting from lapses of statutes of limitations in certain non-U.S. jurisdictions.

We recorded income tax expense of $489 million and $169 million for the six months ended March 27, 2020 and March 29, 2019, respectively. The income tax expense for the six months ended March 27, 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), and an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See the “Swiss Tax Reform” and “Tax Sharing Agreement” sections below for additional information. The income tax expense for the six months ended March 29, 2019 included $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $100 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of March 27, 2020.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. During the six months ended March 27, 2020, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

Tax Sharing Agreement

Upon our separation from Tyco International plc in fiscal 2007, we entered into a Tax Sharing Agreement with Tyco International plc (now part of Johnson Controls International plc) and Covidien plc (now part of Medtronic plc) under which we shared certain income tax liabilities for periods prior to and including June 29, 2007. Pursuant to the Tax Sharing Agreement, we entered into certain guarantee commitments and indemnifications.

In March 2020, we, Johnson Controls International plc, and Medtronic plc entered into an agreement to terminate the Tax Sharing Agreement. We believe that substantially all income tax matters that may be subject to the Tax Sharing Agreement have been settled with tax authorities and we do not expect any remaining tax matters to have a material effect on our results of operations, financial position, or cash flows. Accordingly, during the quarter ended March 27, 2020, we recognized an income tax benefit of $31 million and net other income of $8 million representing settlement of the remaining shared pre-separation income tax matters and indemnification balances.

14. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Basic	334	338	334	340
Dilutive impact of share-based compensation arrangements	—	2	—	2
Diluted	334	340	334	342

For the quarter and six months ended March 27, 2020, there were nonvested share awards and options outstanding with underlying exercise prices less than the average market prices of our common shares; however, these were excluded from the calculation of diluted loss per share as inclusion would be antidilutive as a result of our loss during the period. Such shares not included in the computation of diluted loss per share were one million and two million in the quarter and six months ended March 27, 2020, respectively.

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Antidilutive share options	3	1	3	1

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

15. Equity

Common Shares

In March 2020, our shareholders reapproved and extended through March 11, 2022, our board of directors’ authorization to issue additional new shares, subject to certain conditions specified in our articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

Common Shares Held in Treasury

In March 2020, our shareholders approved the cancellation of approximately 12 million shares purchased under our share repurchase program during the period beginning September 29, 2018 and ending September 27, 2019. The capital reduction by cancellation of these shares is subject to a notice period and filing with the commercial register in Switzerland and is not yet reflected on the Condensed Consolidated Balance Sheet.

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
Dividends paid per common share	$0.46	$0.44	$0.92	$0.88

In March 2020, our shareholders approved a dividend payment to shareholders of $1.92 per share, payable in four equal quarterly installments of $0.48 per share beginning in the third quarter of fiscal 2020 and ending in the second quarter of fiscal 2021.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At March 27, 2020 and September 27, 2019, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $636 million and $308 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Six Months Ended
	March 27,	March 29,
	2020	2019
	(in millions)
Number of common shares repurchased	5	9
Repurchase value	$423	$684

At March 27, 2020, we had $1.1 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Share-based compensation expense	$15	$15	$37	$38

As of March 27, 2020, there was $150 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 2.1 years.

During the quarter ended December 27, 2019, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.5	$15.52
Restricted share awards	0.5	93.63
Performance share awards	0.2	93.63

As of March 27, 2020, we had 15 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Transportation Solutions:
Automotive	$1,365	$1,425	$2,770	$2,894
Commercial transportation	294	324	552	621
Sensors	198	222	403	442
Total Transportation Solutions	1,857	1,971	3,725	3,957
Industrial Solutions:
Aerospace, defense, oil, and gas	318	331	627	616
Industrial equipment	280	326	543	641
Medical(3)	186	176	365	344
Energy	178	174	354	334
Total Industrial Solutions	962	1,007	1,889	1,935
Communications Solutions:
Data and devices	218	251	437	508
Appliances	158	183	312	359
Total Communications Solutions	376	434	749	867
Total	$3,195	$3,412	$6,363	$6,759
(1)	Intersegment sales were not material and were recorded at selling prices that approximated market prices.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.
(3)	Effective for fiscal 2020, we are separately presenting net sales in the medical end market. Such amounts were previously included in net sales in the industrial equipment end market.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$766	$824	$1,468	$1,580
Industrial Solutions	361	382	701	732
Communications Solutions	61	70	116	135
Total EMEA	1,188	1,276	2,285	2,447
Asia–Pacific:
Transportation Solutions	631	674	1,373	1,438
Industrial Solutions	138	155	283	310
Communications Solutions	222	241	448	495
Total Asia–Pacific	991	1,070	2,104	2,243
Americas:
Transportation Solutions	460	473	884	939
Industrial Solutions	463	470	905	893
Communications Solutions	93	123	185	237
Total Americas	1,016	1,066	1,974	2,069
Total	$3,195	$3,412	$6,363	$6,759
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income (loss) by segment was as follows:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,		March 29,	March 27,		March 29,
	2020		2019	2020		2019
	(in millions)
Transportation Solutions	$(606)	(1)	$316	$(290)	(1)	$648
Industrial Solutions	142		137	257		237
Communications Solutions	49		77	89		129
Total	$(415)		$530	$56		$1,014
(1)	Includes goodwill impairment charge of $900 million. See Note 6 for additional information.

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

Condensed Consolidating Statement of Operations (unaudited)

For the Quarter Ended March 27, 2020

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$3,195	$—	$3,195
Cost of sales	—	—	2,166	—	2,166
Gross margin	—	—	1,029	—	1,029
Selling, general, and administrative expenses, net(1)	23	(122)	451	—	352
Research, development, and engineering expenses	—	—	158	—	158
Acquisition and integration costs	—	—	12	—	12
Restructuring and other charges, net	—	—	22	—	22
Impairment of goodwill	—	—	900	—	900
Operating income (loss)	(23)	122	(514)	—	(415)
Interest income	—	—	5	—	5
Interest expense	—	(10)	(1)	—	(11)
Other income, net	—	—	11	—	11
Equity in net loss of subsidiaries	(403)	(493)	—	896	—
Equity in net loss of subsidiaries of discontinued operations	(4)	(4)	—	8	—
Intercompany interest income (expense), net	(26)	(22)	48	—	—
Loss from continuing operations before income taxes	(456)	(407)	(451)	904	(410)
Income tax expense	—	—	(42)	—	(42)
Loss from continuing operations	(456)	(407)	(493)	904	(452)
Loss from discontinued operations, net of income taxes	—	—	(4)	—	(4)
Net loss	(456)	(407)	(497)	904	(456)
Other comprehensive loss	(159)	(159)	(198)	357	(159)
Less: other comprehensive loss attributable to noncontrolling interests	2	2	2	(4)	2
Comprehensive loss attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$(613)	$(564)	$(693)	$1,257	$(613)
(1)	TEGSA selling, general, and administrative expenses include gains of $115 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended March 27, 2020

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,363	$—	$6,363
Cost of sales	—	—	4,304	—	4,304
Gross margin	—	—	2,059	—	2,059
Selling, general, and administrative expenses, net(1)	49	(106)	776	—	719
Research, development, and engineering expenses	—	—	319	—	319
Acquisition and integration costs	1	—	18	—	19
Restructuring and other charges, net	—	—	46	—	46
Impairment of goodwill	—	—	900	—	900
Operating income (loss)	(50)	106	—	—	56
Interest income	—	—	11	—	11
Interest expense	—	(20)	(3)	—	(23)
Other income, net	—	—	16	—	16
Equity in net loss of subsidiaries	(329)	(392)	—	721	—
Equity in net loss of subsidiaries of discontinued operations	(1)	(4)	—	5	—
Intercompany interest income (expense), net	(50)	(23)	73	—	—
Income (loss) from continuing operations before income taxes	(430)	(333)	97	726	60
Income tax expense	—	—	(489)	—	(489)
Loss from continuing operations	(430)	(333)	(392)	726	(429)
Income (loss) from discontinued operations, net of income taxes	—	3	(4)	—	(1)
Net loss	(430)	(330)	(396)	726	(430)
Other comprehensive loss	(70)	(70)	(90)	160	(70)
Less: other comprehensive loss attributable to noncontrolling interests	2	2	2	(4)	2
Comprehensive loss attributable to TE Connectivity Ltd., TEGSA, or Other Subsidiaries	$(498)	$(398)	$(484)	$882	$(498)
(1)

TE Connectivity Ltd. and TEGSA selling, general, and administrative expenses include gains of $14 million and $101 million, respectively, related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Net sales	$—	$—	$6,759	$—	$6,759
Cost of sales	—	—	4,527	—	4,527
Gross margin	—	—	2,232	—	2,232
Selling, general, and administrative expenses, net(1)	63	(98)	797	—	762
Research, development, and engineering expenses	—	—	327	—	327
Acquisition and integration costs	—	—	12	—	12
Restructuring and other charges, net	—	—	117	—	117
Operating income (loss)	(63)	98	979	—	1,014
Interest income	—	1	8	—	9
Interest expense	—	(41)	(1)	—	(42)
Other income (expense), net	—	1	(1)	—	—
Equity in net income of subsidiaries	930	949	—	(1,879)	—
Equity in net loss of subsidiaries of discontinued operations	(97)	(46)	—	143	—
Intercompany interest income (expense), net	(55)	(78)	133	—	—
Income from continuing operations before income taxes	715	884	1,118	(1,736)	981
Income tax expense	—	—	(169)	—	(169)
Income from continuing operations	715	884	949	(1,736)	812
Loss from discontinued operations, net of income taxes	—	(51)	(46)	—	(97)
Net income	715	833	903	(1,736)	715
Other comprehensive income	146	146	82	(228)	146
Comprehensive income	$861	$979	$985	$(1,964)	$861
(1)	TEGSA selling, general, and administrative expenses include gains of $110 million related to intercompany transactions. These gains are offset by corresponding losses recorded by other subsidiaries.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of March 27, 2020

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$796	$—	$796
Accounts receivable, net	—	—	2,461	—	2,461
Inventories	—	—	2,001	—	2,001
Intercompany receivables	46	3,590	59	(3,695)	—
Prepaid expenses and other current assets	6	32	419	—	457
Total current assets	52	3,622	5,736	(3,695)	5,715
Property, plant, and equipment, net	—	—	3,558	—	3,558
Goodwill	—	—	5,235	—	5,235
Intangible assets, net	—	—	1,547	—	1,547
Deferred income taxes	—	—	2,382	—	2,382
Investment in subsidiaries	13,418	27,701	—	(41,119)	—
Intercompany loans receivable	—	2,568	16,040	(18,608)	—
Other assets	—	100	830	—	930
Total assets	$13,470	$33,991	$35,328	$(63,422)	$19,367
Liabilities and equity
Current liabilities:
Short-term debt	$—	$602	$1	$—	$603
Accounts payable	1	—	1,389	—	1,390
Accrued and other current liabilities	655	102	1,209	—	1,966
Intercompany payables	3,643	—	52	(3,695)	—
Total current liabilities	4,299	704	2,651	(3,695)	3,959
Long-term debt	—	3,752	—	—	3,752
Intercompany loans payable	—	16,040	2,568	(18,608)	—
Long-term pension and postretirement liabilities	—	—	1,359	—	1,359
Deferred income taxes	—	—	126	—	126
Income taxes	—	—	228	—	228
Other liabilities	—	77	695	—	772
Total liabilities	4,299	20,573	7,627	(22,303)	10,196
Total equity	9,171	13,418	27,701	(41,119)	9,171
Total liabilities and equity	$13,470	$33,991	$35,328	$(63,422)	$19,367

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of September 27, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$—	$927	$—	$927
Accounts receivable, net	—	—	2,320	—	2,320
Inventories	—	—	1,836	—	1,836
Intercompany receivables	49	2,959	60	(3,068)	—
Prepaid expenses and other current assets	4	36	431	—	471
Total current assets	53	2,995	5,574	(3,068)	5,554
Property, plant, and equipment, net	—	—	3,574	—	3,574
Goodwill	—	—	5,740	—	5,740
Intangible assets, net	—	—	1,596	—	1,596
Deferred income taxes	—	—	2,776	—	2,776
Investment in subsidiaries	13,865	28,336	—	(42,201)	—
Intercompany loans receivable	—	2,562	16,033	(18,595)	—
Other assets	—	72	382	—	454
Total assets	$13,918	$33,965	$35,675	$(63,864)	$19,694
Liabilities and equity
Current liabilities:
Short-term debt	$—	$568	$2	$—	$570
Accounts payable	1	—	1,356	—	1,357
Accrued and other current liabilities	328	57	1,228	—	1,613
Intercompany payables	3,019	—	49	(3,068)	—
Total current liabilities	3,348	625	2,635	(3,068)	3,540
Long-term debt	—	3,395	—	—	3,395
Intercompany loans payable	—	16,033	2,562	(18,595)	—
Long-term pension and postretirement liabilities	—	—	1,367	—	1,367
Deferred income taxes	—	—	156	—	156
Income taxes	—	—	239	—	239
Other liabilities	—	47	380	—	427
Total liabilities	3,348	20,100	7,339	(21,663)	9,124
Total equity	10,570	13,865	28,336	(42,201)	10,570
Total liabilities and equity	$13,918	$33,965	$35,675	$(63,864)	$19,694

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended March 27, 2020

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities(1)	$(114)	$493	$971	$(458)	$892
Cash flows from investing activities:
Capital expenditures	—	—	(309)	—	(309)
Proceeds from sale of property, plant, and equipment	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(359)	—	(359)
Change in intercompany loans	—	(625)	—	625	—
Other	—	—	(2)	—	(2)
Net cash used in investing activities	—	(625)	(667)	625	(667)
Cash flows from financing activities:
Changes in parent company equity(2)	59	(105)	46	—	—
Net decrease in commercial paper	—	(219)	—	—	(219)
Proceeds from issuance of debt	—	593	—	—	593
Proceeds from exercise of share options	—	13	14	—	27
Repurchase of common shares	(262)	(146)	—	—	(408)
Payment of common share dividends to shareholders	(307)	—	—	—	(307)
Intercompany distributions(1)	—	—	(458)	458	—
Loan activity with parent	624	—	1	(625)	—
Other	—	(4)	(27)	—	(31)
Net cash provided by (used in) financing activities	114	132	(424)	(167)	(345)
Effect of currency translation on cash	—	—	(11)	—	(11)
Net decrease in cash, cash equivalents, and restricted cash	—	—	(131)	—	(131)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	927	—	927
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$796	$—	$796
(1)	Other subsidiaries made distributions to TEGSA in the amount of $458 million. Cash flows are presented based upon the nature of the distributions.
(2)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended March 29, 2019

	TE
	Connectivity		Other	Consolidating
	Ltd.	TEGSA	Subsidiaries	Adjustments	Total
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$(121)	$(79)	$1,083	$—	$883
Net cash used in discontinued operating activities	—	—	(30)	—	(30)
Net cash provided by (used in) operating activities	(121)	(79)	1,053	—	853
Cash flows from investing activities:
Capital expenditures	—	—	(401)	—	(401)
Proceeds from sale of property, plant, and equipment	—	—	13	—	13
Acquisition of businesses, net of cash acquired	—	—	8	—	8
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	312	(15)	—	297
Change in intercompany loans	—	5,475	—	(5,475)	—
Net cash provided by (used in) continuing investing activities	—	5,787	(395)	(5,475)	(83)
Net cash used in discontinued investing activities	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	—	5,787	(397)	(5,475)	(85)
Cash flows from financing activities:
Changes in parent company equity(1)	38	(5,704)	5,666	—	—
Net increase in commercial paper	—	90	—	—	90
Proceeds from issuance of debt	—	350	—	—	350
Repayment of debt	—	(441)	—	—	(441)
Proceeds from exercise of share options	—	—	17	—	17
Repurchase of common shares	(739)	—	—	—	(739)
Payment of common share dividends to shareholders	(299)	—	—	—	(299)
Loan activity with parent	1,121	—	(6,596)	5,475	—
Transfers to discontinued operations	—	—	(32)	—	(32)
Other	—	(3)	(27)	—	(30)
Net cash provided by (used in) continuing financing activities	121	(5,708)	(972)	5,475	(1,084)
Net cash provided by discontinued financing activities	—	—	32	—	32
Net cash provided by (used in) financing activities	121	(5,708)	(940)	5,475	(1,052)
Effect of currency translation on cash	—	—	1	—	1
Net decrease in cash, cash equivalents, and restricted cash	—	—	(283)	—	(283)
Cash, cash equivalents, and restricted cash at beginning of period	—	—	848	—	848
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$565	$—	$565
(1)	Changes in parent company equity includes cash flows related to certain intercompany equity and funding transactions, and other intercompany activity.

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

The second quarter and first six months of fiscal 2020 included the following:

●	Our net sales decreased 6.4% and 5.9% in the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019 as a result of sales declines across all segments. On an organic basis, our net sales decreased 5.4% and 5.1% during the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The early impacts of the COVID-19 pandemic negatively affected a number of the markets that we serve, particularly in the Asia–Pacific and Europe/Middle East/Africa (“EMEA”) regions.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 5.8% and 5.9% in the second quarter and first six months of fiscal 2020, respectively, due to sales declines in all end markets.
●	Industrial Solutions—Our net sales decreased 4.5% and 2.4% in the second quarter and first six months of fiscal 2020, respectively, primarily as a result of sales declines in the industrial equipment end market.
●	Communications Solutions—Our net sales decreased 13.4% and 13.6% in the second quarter and first six months of fiscal 2020, respectively, due to sales declines in both the data and devices and the appliances end markets.
●	Net cash provided by continuing operating activities was $892 million in the first six months of fiscal 2020.
●	We acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, during the second quarter of fiscal 2020.
●	During the second quarter of fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment.

COVID-19 Pandemic and Economic Conditions

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our sales and operating results during the second quarter of fiscal 2020, and we expect that COVID-19 will have a material impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods.

COVID-19 is currently impacting, and we expect that COVID-19 will continue to impact, our business operations globally, causing disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. Accordingly, while a number of our businesses are operating as essential businesses, some of our business locations have adjusted, reduced, or suspended operating activities at certain of their locations. In addition, COVID-19 may have far-reaching impacts on many additional aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. We expect to continue to assess the evolving impact of the COVID-19 pandemic and intend to adjust our operations accordingly. For example, throughout our operations we have enacted additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

We expect that COVID-19 will negatively impact several of the markets we serve, in particular the automotive and commercial aerospace markets. We are expecting reduced sales in these markets in the near term and may experience reduced sales in these markets in future periods. As a result, we have taken actions to manage costs. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.

As a result of current and projected declines in sales and profitability, due in part to the impact of COVID-19 and projected reductions in global automotive production, of the Sensors reporting unit of the Transportation Solutions segment during the second quarter of fiscal 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required.

As discussed in Note 1 to the Condensed Consolidated Financial Statements, during the second quarter of fiscal 2020, we adopted Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million. The Sensors reporting unit had a remaining goodwill allocation of $626 million as of March 27, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides certain relief to companies, including provisions relating to payroll tax credits, deferral of employer side social security taxes, net operating loss carryback periods, acceleration of alternative minimum tax credit refunds, modifications to the net interest deduction rules, and delayed minimum contributions with respect to defined benefit plans. We do not expect the CARES Act to have a material effect on our results of operations, financial position, or liquidity.

For a further discussion of the risks and uncertainties relating to the COVID-19 pandemic for our results of operations and business condition, see “Part II. Item 1A. Risk Factors” below.

Outlook

We expect our net sales to decline approximately 25% in the third quarter of fiscal 2020 as compared to $3.2 billion in the second quarter of fiscal 2020. This decline is driven primarily by weakness in the automotive and commercial aerospace markets as well as supply chain adjustments. Partially offsetting the decline, we expect our net sales to benefit from strength in the defense and the data and devices markets.

We expect our net sales to decrease in the automotive end market in the third quarter of fiscal 2020 due primarily to an approximate 33% decline in global automotive production as compared to the second quarter of fiscal 2020. Additionally, in the third quarter of fiscal 2020, we expect our net sales in the automotive end market to reflect a negative impact of approximately $200 million from reduced demand due to customer inventory builds in the second quarter of fiscal 2020 in response to an uncertain manufacturing environment.

We expect our net sales in the commercial aerospace market to be negatively impacted by reduced production in the second half of fiscal 2020 as compared to the first half of fiscal 2020. We expect an approximate 33% decline in production in the commercial aerospace market in the third quarter of fiscal 2020 as compared to the second quarter of fiscal 2020 due primarily to the impacts of COVID-19.

We expect our net sales to be negatively impacted by approximately $100 million in the third quarter of fiscal 2020 due to supply chain disruptions resulting from the COVID-19 pandemic.

For fiscal 2020, we are withdrawing our full year guidance due to limited visibility of the impact of the COVID-19 pandemic on future demand.

We are monitoring the current macroeconomic environment and its potential effects on our customers and the end markets we serve, including developments related to the COVID-19 pandemic. We have taken actions to manage costs and will continue to closely manage our costs in line with economic conditions. Additionally, we are managing our capital resources and monitoring capital availability to ensure that we have sufficient resources to fund future capital needs. See further discussion in “Liquidity and Capital Resources.”

Acquisitions

In March 2020, we acquired approximately 72% of the outstanding shares of First Sensor for €209 million in cash (equivalent to $232 million). This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

During the first six months of fiscal 2020, we acquired three additional businesses for a combined cash purchase price of $124 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 29,		March 27,		March 29,
	2020		2019		2020		2019
	($ in millions)
Transportation Solutions	$1,857	58%	$1,971	58%	$3,725	58%	$3,957	58%
Industrial Solutions	962	30	1,007	29	1,889	30	1,935	29
Communications Solutions	376	12	434	13	749	12	867	13
Total	$3,195	100%	$3,412	100%	$6,363	100%	$6,759	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended March 27, 2020						Change in Net Sales for the Six Months Ended March 27, 2020
	versus Net Sales for the Quarter Ended March 29, 2019						versus Net Sales for the Six Months Ended March 29, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
Transportation Solutions	$(114)	(5.8)%	$(98)	(5.0)%	$(42)	$26	$(232)	(5.9)%	$(211)	(5.3)%	$(72)	$51
Industrial Solutions	(45)	(4.5)	(30)	(3.0)	(15)	—	(46)	(2.4)	(19)	(1.0)	(27)	—
Communications Solutions	(58)	(13.4)	(55)	(12.6)	(3)	—	(118)	(13.6)	(114)	(13.1)	(4)	—
Total	$(217)	(6.4)%	$(183)	(5.4)%	$(60)	$26	$(396)	(5.9)%	$(344)	(5.1)%	$(103)	$51

Net sales decreased $217 million, or 6.4%, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. The decrease in net sales resulted from organic net sales declines of 5.4% and the negative impact of foreign currency translation of 1.8% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 0.8%. In the second quarter of fiscal 2020, our net sales declines included significant unfavorable impacts from the COVID-19 pandemic. Price erosion adversely affected organic net sales by $53 million in the second quarter of fiscal 2020.

In the first six months of fiscal 2020, net sales decreased $396 million, or 5.9%, as compared to the first six months of fiscal 2019 due to organic net sales declines of 5.1% and the negative impact of foreign currency translation of 1.5% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 0.7%. The unfavorable impacts of the COVID-19 pandemic were included in our net sales declines in the first six months of fiscal 2020. Price erosion adversely affected organic net sales by $94 million in the first six months of fiscal 2020.

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

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first six months of fiscal 2020.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 29,		March 27,		March 29,
	2020		2019		2020		2019
	($ in millions)
EMEA	$1,188	37%	$1,276	38%	$2,285	36%	$2,447	36%
Asia–Pacific	991	31	1,070	31	2,104	33	2,243	33
Americas	1,016	32	1,066	31	1,974	31	2,069	31
Total	$3,195	100%	$3,412	100%	$6,363	100%	$6,759	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended March 27, 2020						Change in Net Sales for the Six Months Ended March 27, 2020
	versus Net Sales for the Quarter Ended March 29, 2019						versus Net Sales for the Six Months Ended March 29, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
EMEA	$(88)	(6.9)%	$(68)	(5.3)%	$(32)	$12	$(162)	(6.6)%	$(122)	(4.9)%	$(63)	$23
Asia–Pacific	(79)	(7.4)	(61)	(5.7)	(18)	—	(139)	(6.2)	(114)	(5.1)	(25)	—
Americas	(50)	(4.7)	(54)	(5.1)	(10)	14	(95)	(4.6)	(108)	(5.2)	(15)	28
Total	$(217)	(6.4)%	$(183)	(5.4)%	$(60)	$26	$(396)	(5.9)%	$(344)	(5.1)%	$(103)	$51

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Cost of sales	$2,166	$2,294	$(128)	$4,304	$4,527	$(223)
As a percentage of net sales	67.8%	67.2%		67.6%	67.0%

Gross margin	$1,029	$1,118	$(89)	$2,059	$2,232	$(173)
As a percentage of net sales	32.2%	32.8%		32.4%	33.0%

Gross margin decreased $89 million and $173 million in the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The decreases were primarily as a result of lower volume and price erosion, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 32.2% in the second quarter of fiscal 2020 from 32.8% in the second quarter of fiscal 2019 and decreased to 32.4% in the first six months of fiscal 2020 from 33.0% in the same period of fiscal 2019.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, and silver. We expect to purchase approximately 175 million pounds of copper, 120,000 troy ounces of gold, and 2.4 million troy ounces of silver in fiscal 2020. The following table presents the average prices incurred related to copper, gold, and silver:

		For the		For the
		Quarters Ended		Six Months Ended
		March 27,	March 29,	March 27,	March 29,
	Measure	2020	2019	2020	2019
Copper	Lb.	$2.78	$3.01	$2.81	$2.92
Gold	Troy oz.	1,376	1,312	1,365	1,303
Silver	Troy oz.	16.17	16.60	16.21	16.60

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Selling, general, and administrative expenses	$352	$373	$(21)	$719	$762	$(43)
As a percentage of net sales	11.0%	10.9%		11.3%	11.3%

Restructuring and other charges, net	$22	$42	$(20)	$46	$117	$(71)
Impairment of goodwill	900	—	900	900	—	900

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $21 million in the second quarter of fiscal 2020 from the second quarter of fiscal 2019 due primarily to receipt of a lease termination incentive. In the first six months of fiscal 2020, selling, general, and administrative expenses decreased $43 million from the same period of fiscal 2019 due primarily to receipt of a lease termination incentive, reduced selling expenses, and cost control measures and savings attributable to restructuring actions. Selling, general, and administrative expenses as a percentage of net sales were 11.0% and 10.9% in the second quarters of fiscal 2020 and 2019, respectively, and 11.3% in both the first six months of fiscal 2020 and 2019.

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

During fiscal 2020 and 2019, we initiated restructuring programs associated with footprint consolidation and structural improvements across all segments. In connection with these initiatives, we incurred net restructuring charges of $46 million during the first six months of fiscal 2020, of which $43 million related to the fiscal 2020 restructuring program. Annualized cost savings related to the fiscal 2020 actions commenced during the first six months of fiscal 2020 are expected to be approximately $45 million and are expected to be realized by the end of fiscal 2022. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2020, we expect total restructuring charges to be approximately $200 million to $250 million and total spending, which will be funded with cash from operations, to be approximately $220 million.

See Note 2 to the Condensed Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Impairment of Goodwill. During the second quarter of fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

Operating Income (Loss)

The following table presents operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Operating income (loss)	$(415)	$530	$(945)	$56	$1,014	$(958)
Operating margin	(13.0)%	15.5%		0.9%	15.0%

Operating income (loss) included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$12	$7	$19	$12
Charges associated with the amortization of acquisition-related fair value adjustments	—	2	—	3
	12	9	19	15
Restructuring and other charges, net	22	42	46	117
Impairment of goodwill	900	—	900	—
Total	$934	$51	$965	$132

See discussion of operating income (loss) below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Interest expense	$11	$15	$(4)	$23	$42	$(19)

Income tax expense	42	91	(49)	489	169	320
Effective tax rate	(10.2)%	17.5%		815.0%	17.2%

Income (loss) from discontinued operations, net of income taxes	$(4)	$10	$(14)	$(1)	$(97)	$96

Interest Expense. Interest expense decreased $19 million in the first six months of fiscal 2020 as compared to the same period of fiscal 2019 due primarily to the cross-currency swap program that hedges our net investment in certain foreign operations. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.62% per annum and pay no interest. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 13 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the second quarters and first six months of fiscal 2020 and 2019, including termination of the Tax Sharing Agreement and the Switzerland Federal Act on Tax Reform and AHV Financing.

Income (Loss) from Discontinued Operations, Net of Income Taxes. During the first six months of fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. The net sales of the business were $41 million in the first six months of fiscal 2019 which represented one month of activity. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 29,		March 27,		March 29,
	2020		2019		2020		2019
	($ in millions)
Automotive	$1,365	73%	$1,425	72%	$2,770	74%	$2,894	73%
Commercial transportation	294	16	324	17	552	15	621	16
Sensors	198	11	222	11	403	11	442	11
Total	$1,857	100%	$1,971	100%	$3,725	100%	$3,957	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2020						Change in Net Sales for the Six Months Ended March 27, 2020
	versus Net Sales for the Quarter Ended March 29, 2019						versus Net Sales for the Six Months Ended March 29, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions
	($ in millions)
Automotive	$(60)	(4.2)%	$(29)	(2.1)%	$(31)	$—	$(124)	(4.3)%	$(72)	(2.5)%	$(52)	$—
Commercial transportation	(30)	(9.3)	(36)	(11.1)	(8)	14	(69)	(11.1)	(81)	(13.2)	(15)	27
Sensors	(24)	(10.8)	(33)	(14.9)	(3)	12	(39)	(8.8)	(58)	(13.1)	(5)	24
Total	$(114)	(5.8)%	$(98)	(5.0)%	$(42)	$26	$(232)	(5.9)%	$(211)	(5.3)%	$(72)	$51

Net sales in the Transportation Solutions segment decreased $114 million, or 5.8%, in the second quarter of fiscal 2020 from the second quarter of fiscal 2019 due to organic net sales declines of 5.0% and the negative impact of foreign currency translation of 2.1%, partially offset by sales contributions from acquisitions of 1.3%. In the second quarter of fiscal 2020, our net sales declines included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 2.1% in the second quarter of fiscal 2020 with declines of 3.8% and 3.1% in the Asia–Pacific and EMEA regions, respectively, partially offset by growth of 3.8% in the Americas region. Our overall organic net sales decreased due to declines in global automotive production; however, our sales decreased at a lesser rate than global automotive production as a result of customer inventory builds and our increased content per vehicle.
●	Commercial transportation—Our organic net sales decreased 11.1% in the second quarter of fiscal 2020 due to market weakness in all regions.
●	Sensors—Our organic net sales decreased 14.9% in the second quarter of fiscal 2020 due primarily to weakness in the commercial transportation and industrial markets.

In the first six months of fiscal 2020, net sales in the Transportation Solutions segment decreased $232 million, or 5.9%, as compared to the first six months of fiscal 2019 as a result of organic net sales declines of 5.3% and the negative impact of foreign currency translation of 1.9%, partially offset by sales from acquisitions of 1.3%. Net sales declines in the first six months of fiscal 2020 included the unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 2.5% in the first six months of fiscal 2020 with declines of 3.5% and 2.5% in the Asia–Pacific and EMEA regions, respectively. Organic net sales in the Americas region were flat relative to the first six months of fiscal 2019. Our overall organic net sales decrease resulted from continued declines in global automotive production; however, our sales decreased at a lesser rate than global automotive production due to customer inventory builds and content gains.
●	Commercial transportation—Our organic net sales decreased 13.2% in the first six months of fiscal 2020 primarily as a result of market weakness in the Americas and EMEA regions.
●	Sensors—Our organic net sales decreased 13.1% in the first six months of fiscal 2020 attributable primarily to weakness in the commercial transportation and industrial markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Operating income (loss)	$(606)	$316	$(922)	$(290)	$648	$(938)
Operating margin	(32.6)%	16.0%		(7.8)%	16.4%

Operating income (loss) in the Transportation Solutions segment decreased $922 million and $938 million in the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Transportation Solutions segment’s operating income (loss) included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Acquisition and integration costs	$10	$4	$15	$7
Restructuring and other charges, net	18	24	22	45
Impairment of goodwill	900	—	900	—
Total	$928	$28	$937	$52

Excluding these items, operating income decreased in the second quarter and first six months of fiscal 2020 as compared to the same periods of fiscal 2019 primarily as a result of lower volume and price erosion, partially offset by lower material costs and improved manufacturing productivity.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 29,		March 27,		March 29,
	2020		2019		2020		2019
	($ in millions)
Aerospace, defense, oil, and gas	$318	33%	$331	33%	$627	33%	$616	32%
Industrial equipment	280	29	326	32	543	29	641	33
Medical	186	19	176	18	365	19	344	18
Energy	178	19	174	17	354	19	334	17
Total	$962	100%	$1,007	100%	$1,889	100%	$1,935	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2020					Change in Net Sales for the Six Months Ended March 27, 2020
	versus Net Sales for the Quarter Ended March 29, 2019					versus Net Sales for the Six Months Ended March 29, 2019
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth (Decline)		Growth (Decline)		Translation
	($ in millions)
Aerospace, defense, oil, and gas	$(13)	(3.9)%	$(10)	(2.9)%	$(3)	$11	1.8%	$17	2.8%	$(6)
Industrial equipment	(46)	(14.1)	(40)	(12.5)	(6)	(98)	(15.3)	(87)	(13.7)	(11)
Medical	10	5.7	10	5.7	—	21	6.1	22	6.3	(1)
Energy	4	2.3	10	5.6	(6)	20	6.0	29	8.7	(9)
Total	$(45)	(4.5)%	$(30)	(3.0)%	$(15)	$(46)	(2.4)%	$(19)	(1.0)%	$(27)

In the Industrial Solutions segment, net sales decreased $45 million, or 4.5%, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 due to organic net sales declines of 3.0% and the negative impact of foreign currency translation of 1.5%. Net sales declines in the second quarter of fiscal 2020 included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 2.9% in the second quarter of fiscal 2020 primarily as a result of declines in the commercial aerospace market, partially offset by continued strength in the defense market.
●	Industrial equipment—Our organic net sales decreased 12.5% in the second quarter of fiscal 2020 due to market weakness in industrial applications across all regions and reduced demand resulting from high inventory levels at distributors.
●	Medical—Our organic net sales increased 5.7% in the second quarter of fiscal 2020 due primarily to strength in interventional medical applications.
●	Energy—Our organic net sales increased 5.6% in the second quarter of fiscal 2020 as a result of growth in the EMEA and Americas regions, partially offset by declines in the Asia–Pacific region.

In the first six months of fiscal 2020, net sales in the Industrial Solutions segment decreased $46 million, or 2.4%, as compared to the same period of fiscal 2019 as a result of the negative impact of foreign currency translation of 1.4% and organic net sales declines of 1.0%. The unfavorable impacts of the COVID-19 pandemic were included in net sales declines in the first six months of fiscal 2020. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales increased 2.8% in the first six months of fiscal 2020 primarily as a result of continued strength in the defense market, partially offset by declines in the commercial aerospace market.
●	Industrial equipment—Our organic net sales decreased 13.7% in the first six months of fiscal 2020 due to market weakness in industrial applications across all regions and reduced demand resulting from high inventory levels at distributors.
●	Medical—Our organic net sales increased 6.3% in the first six months of fiscal 2020 primarily as a result of strength in interventional medical applications.
●	Energy—Our organic net sales increased 8.7% in the first six months of fiscal 2020 due primarily to growth in the EMEA and Americas regions.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Operating income	$142	$137	$5	$257	$237	$20
Operating margin	14.8%	13.6%		13.6%	12.2%

Operating income in the Industrial Solutions segment increased $5 million and $20 million in the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Industrial Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$2	$3	$4	$5
Charges associated with the amortization of acquisition-related fair value adjustments	—	2	—	3
	2	5	4	8
Restructuring and other charges, net	1	17	16	52
Total	$3	$22	$20	$60

Excluding these items, operating income decreased in the second quarter and first six months of fiscal 2020 as compared to the same periods of fiscal 2019 primarily as a result of lower volume and price erosion, partially offset by lower material costs.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Six Months Ended
	March 27,		March 29,		March 27,		March 29,
	2020		2019		2020		2019
	($ in millions)
Data and devices	$218	58%	$251	58%	$437	58%	$508	59%
Appliances	158	42	183	42	312	42	359	41
Total	$376	100%	$434	100%	$749	100%	$867	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended March 27, 2020					Change in Net Sales for the Six Months Ended March 27, 2020
	versus Net Sales for the Quarter Ended March 29, 2019					versus Net Sales for the Six Months Ended March 29, 2019
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth (Decline)		Growth (Decline)		Translation
	($ in millions)
Data and devices	$(33)	(13.1)%	$(33)	(13.1)%	$—	$(71)	(14.0)%	$(71)	(14.0)%	$—
Appliances	(25)	(13.7)	(22)	(11.9)	(3)	(47)	(13.1)	(43)	(11.7)	(4)
Total	$(58)	(13.4)%	$(55)	(12.6)%	$(3)	$(118)	(13.6)%	$(114)	(13.1)%	$(4)

Net sales in the Communications Solutions segment decreased $58 million, or 13.4%, in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019 due primarily to organic net sales declines of 12.6%. In the second quarter of fiscal 2020, the unfavorable impacts of the COVID-19 pandemic were included in our net sales declines. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 13.1% in the second quarter of fiscal 2020 as a result of market weakness across all regions and reduced demand resulting from high inventory levels at distributors.
●	Appliances—Our organic net sales decreased 11.9% in the second quarter of fiscal 2020 due to market weakness across all regions and reduced demand resulting from high inventory levels at distributors.

In the first six months of fiscal 2020, net sales in the Communications Solutions segment decreased $118 million, or 13.6%, as compared to the first six months of fiscal 2019 primarily as a result of organic net sales declines of 13.1%. Net sales declines in the first six months of fiscal 2020 included the unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 14.0% in the first six months of fiscal 2020 due to market weakness across all regions and reduced demand resulting from high inventory levels at distributors.
●	Appliances—Our organic net sales decreased 11.7% in the first six months of fiscal 2020 as a result of reduced demand resulting from high inventory levels at distributors and market declines in all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Six Months Ended
	March 27,	March 29,		March 27,	March 29,
	2020	2019	Change	2020	2019	Change
	($ in millions)
Operating income	$49	$77	$(28)	$89	$129	$(40)
Operating margin	13.0%	17.7%		11.9%	14.9%

Operating income in the Communications Solutions segment decreased $28 million and $40 million in the second quarter and first six months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Communications Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2020	2019	2020	2019
	(in millions)
Restructuring and other charges, net	$3	$1	$8	$20

Excluding these items, operating income decreased in the second quarter and first six months of fiscal 2020 due primarily to lower volume and price erosion.

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payments of $350 million of floating rate senior notes due in fiscal 2020 and $250 million of 4.875% senior notes due in fiscal 2021, and anticipated compensation payments to First Sensor minority shareholders. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including future developments related to the COVID-19 pandemic. There is uncertainty surrounding the duration and scope of the COVID-19 pandemic and it may have a material impact on our liquidity and financial conditions. We believe that we have sufficient financial resources and liquidity which, along with managing expenses and capital structure flexibility, will enable us to meet our ongoing working capital and other cash flow needs during the COVID-19 pandemic and resulting period of economic uncertainty which will include reduced sales and net income levels for us. For further information regarding the impact of COVID-19 on our liquidity and capital resources, please see “Part II. Item 1A. Risk Factors” in this report.

Cash Flows from Operating Activities

In the first six months of fiscal 2020, net cash provided by continuing operating activities increased slightly to $892 million from $883 million in the first six months of fiscal 2019. The amount of income taxes paid, net of refunds, during the first six months of fiscal 2020 and 2019 was $144 million and $177 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $309 million and $401 million in the first six months of fiscal 2020 and 2019, respectively. We expect fiscal 2020 capital spending to be approximately $575 million. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first six months of fiscal 2020, we acquired four businesses, including First Sensor, for a combined cash purchase price of $356 million, net of cash acquired. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

During the first six months of fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at March 27, 2020 and September 27, 2019 was $4,355 million and $3,965 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

In the second quarter of fiscal 2020, Tyco Electronics Group S.A. (“TEGSA”), our 100%-owned subsidiary, issued €550 million aggregate principal amount of 0.0% senior notes due February 2025. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at March 27, 2020 or September 27, 2019.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of March 27, 2020, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $307 million and $299 million in the first six months of fiscal 2020 and 2019, respectively.

We repurchased approximately 5 million of our common shares for $423 million and approximately 9 million of our common shares for $684 million under the share repurchase program during the first six months of fiscal 2020 and 2019, respectively. At March 27, 2020, we had $1.1 billion of availability remaining under our share repurchase authorization.

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

At March 27, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $271 million.

As discussed above, in the first six months of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of March 27, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of March 27, 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019. Except as set forth below, there were no significant changes to this information during the first six months of fiscal 2020.

Goodwill and Other Intangible Assets

We adopted ASU No. 2017-04, an update to Accounting Standards Codification 350, Intangibles–Goodwill and Other, in the second quarter of fiscal 2020. See Note 1 to the Condensed Consolidated Financial Statements for information regarding our goodwill and other intangible assets policy and the adoption of ASU No. 2017-04.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;

●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have and could continue to impact customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;
●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first six months of fiscal 2020. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 27, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 27, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended September 27, 2019. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 for additional information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 except as described below. The risk factors described in our Annual Report on Form 10-K, in addition to other information set forth below and in this report, could materially affect our business operations, financial condition, or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity.

We have suffered and could continue to suffer significant business interruptions, including as a result of COVID-19.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, or floods; or other disasters such as fires, explosions, acts of terrorism or war, disease or other adverse health developments, including as a result of COVID-19, or failures of management information or other systems due to internal or external causes. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as temporary closures of our facilities or the facilities of our customers, suppliers, or other vendors in our supply chain. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. COVID-19 is currently impacting countries, communities, workforces, supply chains, and markets around the world, and as a result we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. We expect that COVID-19 will have a material impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods. The extent to which COVID-19 will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the virus, the duration of the pandemic, the impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us, the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate, and the possible impact on the global economy and local economies in which we operate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended March 27, 2020:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
December 28, 2019–January 24, 2020	447,879	$97.85	447,600	$1,314,299,381
January 25–February 28, 2020	941,185	91.45	937,100	1,228,626,234
February 29–March 27, 2020	2,297,143	65.58	2,296,000	1,078,053,521
Total	3,686,207	$76.11	3,680,700
(1)	These columns include the following transactions which occurred during the quarter ended March 27, 2020:
(i)the acquisition of 5,507 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)open market purchases totaling 3,680,700 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed March 13, 2020)
4.1

Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020 (incorporated by reference to Exhibit 4.1 to TE Connectivity’s Current Report on Form 8-K, filed February 14, 2020)

10.1	‡*	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of April 8, 2020)
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS		XBRL Instance Document(1)(2)
101.SCH		XBRL Taxonomy Extension Schema Document(2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)
‡	Management contract or compensatory plan or arrangement

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2020