Form 10-Q
period 2020-06-26
TE Connectivity Ltd.
filed 2020-07-30
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2020
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

The number of common shares outstanding as of July 24, 2020 was 330,038,478.

TE CONNECTIVITY LTD.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions, except per share data)
Net sales	$2,548	$3,389	$8,911	$10,148
Cost of sales	1,841	2,279	6,145	6,806
Gross margin	707	1,110	2,766	3,342
Selling, general, and administrative expenses	321	356	1,040	1,118
Research, development, and engineering expenses	146	158	465	485
Acquisition and integration costs	8	9	27	21
Restructuring and other charges, net	98	67	144	184
Impairment of goodwill	—	—	900	—
Operating income	134	520	190	1,534
Interest income	2	4	13	13
Interest expense	(13)	(13)	(36)	(55)
Other income, net	4	2	20	2
Income from continuing operations before income taxes	127	513	187	1,494
Income tax (expense) benefit	(185)	245	(674)	76
Income (loss) from continuing operations	(58)	758	(487)	1,570
Income (loss) from discontinued operations, net of income taxes	17	(1)	16	(98)
Net income (loss)	$(41)	$757	$(471)	$1,472

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$2.25	$(1.46)	$4.63
Income (loss) from discontinued operations	0.05	—	0.05	(0.29)
Net income (loss)	(0.12)	2.25	(1.41)	4.34

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$2.24	$(1.46)	$4.60
Income (loss) from discontinued operations	0.05	—	0.05	(0.29)
Net income (loss)	(0.12)	2.23	(1.41)	4.32

Weighted-average number of shares outstanding:
Basic	330	337	333	339
Diluted	330	339	333	341

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Net income (loss)	$(41)	$757	$(471)	$1,472
Other comprehensive income (loss):
Currency translation	21	(48)	(43)	35
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	7	7	23	19
Gains on cash flow hedges, net of income taxes	37	—	15	51
Other comprehensive income (loss)	65	(41)	(5)	105
Comprehensive income (loss)	24	716	(476)	1,577
Less: comprehensive income attributable to noncontrolling interests	(3)	—	(1)	—
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$21	$716	$(477)	$1,577

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 26,	September 27,
	2020	2019

	(in millions, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$474	$927
Accounts receivable, net of allowance for doubtful accounts of $34 and $25, respectively	2,146	2,320
Inventories	2,227	1,836
Prepaid expenses and other current assets	472	471
Total current assets	5,319	5,554
Property, plant, and equipment, net	3,598	3,574
Goodwill	5,143	5,740
Intangible assets, net	1,612	1,596
Deferred income taxes	2,286	2,776
Other assets	882	454
Total assets	$18,840	$19,694
Liabilities and equity
Current liabilities:
Short-term debt	$691	$570
Accounts payable	1,271	1,357
Accrued and other current liabilities	1,765	1,613
Total current liabilities	3,727	3,540
Long-term debt	3,395	3,395
Long-term pension and postretirement liabilities	1,366	1,367
Deferred income taxes	161	156
Income taxes	244	239
Other liabilities	803	427
Total liabilities	9,696	9,124
Commitments and contingencies (Note 10)
Equity:
TE Connectivity Ltd. shareholders' equity:
Common shares, CHF 0.57 par value, 338,953,381 shares authorized and issued, and 350,951,381 shares authorized and issued, respectively	149	154
Accumulated earnings	10,125	12,256
Treasury shares, at cost, 8,961,449 and 15,862,337 shares, respectively	(729)	(1,337)
Accumulated other comprehensive loss	(509)	(503)
Total TE Connectivity Ltd. shareholders' equity	9,036	10,570
Noncontrolling interests	108	—
Total equity	9,144	10,570
Total liabilities and equity	$18,840	$19,694

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	For the Quarter Ended June 26, 2020
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at March 27, 2020	351	$154	(20)	$(1,639)	$—	$11,122	$(571)	$9,066	$105	$9,171
Net loss	—	—	—	—	—	(41)	—	(41)	—	(41)
Other comprehensive income	—	—	—	—	—	—	62	62	3	65
Share-based compensation expense	—	—	—	—	17	—	—	17	—	17
Dividends	—	—	—	—	—	2	—	2	—	2
Exercise of share options	—	—	—	2	—	—	—	2	—	2
Restricted share award vestings and other activity	—	—	—	15	(17)	12	—	10	—	10
Repurchase of common shares	—	—	(1)	(82)	—	—	—	(82)	—	(82)
Cancellation of treasury shares	(12)	(5)	12	975	—	(970)	—	—	—	—
Balance at June 26, 2020	339	$149	(9)	$(729)	$—	$10,125	$(509)	$9,036	$108	$9,144

	For the Nine Months Ended June 26, 2020
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 27, 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570	$—	$10,570
Acquisition	—	—	—	—	—	—	—	—	107	107
Net loss	—	—	—	—	—	(471)	—	(471)	—	(471)
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)	1	(5)
Share-based compensation expense	—	—	—	—	54	—	—	54	—	54
Dividends	—	—	—	—	—	(633)	—	(633)	—	(633)
Exercise of share options	—	—	—	29	—	—	—	29	—	29
Restricted share award vestings and other activity	—	—	1	109	(54)	(57)	—	(2)	—	(2)
Repurchase of common shares	—	—	(6)	(505)	—	—	—	(505)	—	(505)
Cancellation of treasury shares	(12)	(5)	12	975	—	(970)	—	—	—	—
Balance at June 26, 2020	339	$149	(9)	$(729)	$—	$10,125	$(509)	$9,036	$108	$9,144

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED) (Continued)

	For the Quarter Ended June 28, 2019
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at March 29, 2019	357	$157	(20)	$(1,713)	$—	$11,710	$(160)	$9,994	$—	$9,994
Net income	—	—	—	—	—	757	—	757	—	757
Other comprehensive loss	—	—	—	—	—	—	(41)	(41)	—	(41)
Share-based compensation expense	—	—	—	—	18	—	—	18	—	18
Dividends	—	—	—	—	—	1	—	1	—	1
Exercise of share options	—	—	—	38	—	—	—	38	—	38
Restricted share award vestings and other activity	—	—	—	30	(18)	(5)	—	7	—	7
Repurchase of common shares	—	—	(1)	(152)	—	—	—	(152)	—	(152)
Cancellation of treasury shares	(6)	(3)	6	573	—	(570)	—	—	—	—
Balance at June 28, 2019	351	$154	(15)	$(1,224)	$—	$11,893	$(201)	$10,622	$—	$10,622

	For the Nine Months Ended June 28, 2019
							Accumulated	TE Connectivity
							Other	Ltd.	Non-
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'	controlling	Total
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity	Interests	Equity

	(in millions)
Balance at September 28, 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831	$—	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)	—	(443)
Net income	—	—	—	—	—	1,472	—	1,472	—	1,472
Other comprehensive income	—	—	—	—	—	—	105	105	—	105
Share-based compensation expense	—	—	—	—	57	—	—	57	—	57
Dividends	—	—	—	—	—	(615)	—	(615)	—	(615)
Exercise of share options	—	—	—	55	—	—	—	55	—	55
Restricted share award vestings and other activity	—	—	1	118	(57)	(65)	—	(4)	—	(4)
Repurchase of common shares	—	—	(10)	(836)	—	—	—	(836)	—	(836)
Cancellation of treasury shares	(6)	(3)	6	573	—	(570)	—	—	—	—
Balance at June 28, 2019	351	$154	(15)	$(1,224)	$—	$11,893	$(201)	$10,622	$—	$10,622

See Notes to Condensed Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	June 26,	June 28,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(471)	$1,472
(Income) loss from discontinued operations, net of income taxes	(16)	98
Income (loss) from continuing operations	(487)	1,570
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	900	—
Depreciation and amortization	530	515
Deferred income taxes	459	(290)
Non-cash lease cost	79	—
Provision for losses on accounts receivable and inventories	28	36
Share-based compensation expense	54	56
Other	40	26
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	182	(105)
Inventories	(342)	(59)
Prepaid expenses and other current assets	27	109
Accounts payable	(81)	(86)
Accrued and other current liabilities	(204)	(147)
Income taxes	20	(63)
Other	67	13
Net cash provided by continuing operating activities	1,272	1,575
Net cash used in discontinued operating activities	—	(31)
Net cash provided by operating activities	1,272	1,544
Cash flows from investing activities:
Capital expenditures	(439)	(570)
Proceeds from sale of property, plant, and equipment	6	16
Acquisition of businesses, net of cash acquired	(328)	(283)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	297
Other	13	3
Net cash used in continuing investing activities	(748)	(537)
Net cash used in discontinued investing activities	—	(2)
Net cash used in investing activities	(748)	(539)
Cash flows from financing activities:
Net decrease in commercial paper	(219)	(270)
Proceeds from issuance of debt	593	746
Repayment of debt	(352)	(441)
Proceeds from exercise of share options	29	55
Repurchase of common shares	(523)	(913)
Payment of common share dividends to shareholders	(466)	(454)
Transfers to discontinued operations	—	(33)
Other	(32)	(32)
Net cash used in continuing financing activities	(970)	(1,342)
Net cash provided by discontinued financing activities	—	33
Net cash used in financing activities	(970)	(1,309)
Effect of currency translation on cash	(7)	2
Net decrease in cash, cash equivalents, and restricted cash	(453)	(302)
Cash, cash equivalents, and restricted cash at beginning of period	927	848
Cash, cash equivalents, and restricted cash at end of period	$474	$546

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

At June 26, 2020, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

Goodwill impairment is evaluated by comparing the carrying value of each reporting unit to its fair value on the first day of the fourth fiscal quarter of each year or whenever we believe a triggering event requiring a more frequent assessment has occurred. In assessing the existence of a triggering event, management relies on several reporting unit-specific factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the impairment analysis.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, an update to ASC 350. The update simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the amendments in the update, goodwill impairment should be tested by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are to be applied on a prospective basis. We elected to early adopt this update and applied it during the quarter ended March 27, 2020. See Note 6 for additional information regarding the interim goodwill impairment test.

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

2. Restructuring and Other Charges, Net

Net restructuring charges by segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Transportation Solutions	$55	$53	$77	$98
Industrial Solutions	40	8	56	60
Communications Solutions	3	6	11	26
Restructuring charges, net	$98	$67	$144	$184

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Activity in our restructuring reserves was as follows:

	Balance at					Currency	Balance at
	September 27,		Changes in	Cash	Non-Cash	Translation	June 26,
	2019	Charges	Estimate	Payments	Items	and Other	2020

	(in millions)
Fiscal 2020 Actions:
Employee severance	$—	$120	$—	$(10)	$—	$—	$110
Property, plant, and equipment	—	18	—	—	(18)	—	—
Total	—	138	—	(10)	(18)	—	110
Fiscal 2019 Actions:
Employee severance	188	7	(19)	(83)	—	2	95
Facility and other exit costs	1	9	—	(10)	—	2	2
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	189	22	(19)	(93)	(6)	4	97
Pre-Fiscal 2019 Actions:
Employee severance	73	—	(5)	(40)	—	—	28
Facility and other exit costs	2	6	—	(6)	—	—	2
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	75	8	(5)	(46)	(2)	—	30
Total Activity	$264	$168	$(24)	$(149)	$(26)	$4	$237

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the coronavirus disease COVID-19, across all segments. In connection with this program, during the nine months ended June 26, 2020, we recorded restructuring charges of $138 million. We expect to complete all restructuring actions commenced during the nine months ended June 26, 2020 by the end of fiscal 2022 and to incur additional charges of approximately $30 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during the nine months ended June 26, 2020 and June 28, 2019, we recorded net restructuring charges of $3 million and $179 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2019 by the end of fiscal 2021 and to incur additional charges of approximately $10 million related primarily to employee severance and facility exit costs in the Transportation Solutions and Industrial Solutions segments.

Pre-Fiscal 2019 Actions

Prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. Also prior to fiscal 2019, we initiated a restructuring program associated with footprint consolidation related to recent acquisitions and structural improvements impacting all segments. During the nine months ended June 26, 2020 and June 28, 2019, we recorded net restructuring charges of $3 million and $5 million, respectively, related to pre-fiscal 2019 actions. We expect additional charges related to pre-fiscal 2019 actions to be insignificant.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Total Restructuring Reserves

Restructuring reserves included on the Condensed Consolidated Balance Sheets were as follows:

	June 26,	September 27,
	2020	2019

	(in millions)
Accrued and other current liabilities	$211	$245
Other liabilities	26	19
Restructuring reserves	$237	$264

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

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of June 26, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of June 26, 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of loss from discontinued operations, net of income taxes for the nine months ended June 28, 2019:

(in millions)
Net sales	$41
Cost of sales	(50)
Operating expenses	(12)
Pre-tax loss from discontinued operations	(21)
Pre-tax loss on sale of discontinued operations	(86)
Income tax benefit	9
Loss from discontinued operations, net of income taxes	$(98)

4. Acquisitions

First Sensor AG

During the nine months ended June 26, 2020, we acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, for €181 million in cash (equivalent to $201 million), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of €96 million (equivalent to $107 million) as of the acquisition date. The fair value of the noncontrolling interest for First Sensor common shares that were not acquired was determined using the stated price in the Domination and Profit and Loss Transfer

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Agreement (“DPLTA”) which is considered to be a level 2 observable input under the fair value hierarchy. The First Sensor business has been reported as part of our Transportation Solutions segment from the date of acquisition.

We and First Sensor entered into a DPLTA which was approved by First Sensor shareholders in May 2020 and became effective in the fourth quarter of fiscal 2020 following registration in the commercial register in Germany. Under the terms of the DPLTA, upon its effectiveness, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Following the registration of the DPLTA in July 2020, the First Sensor noncontrolling interest balance of $108 million was reclassified and will be presented as redeemable noncontrolling interest outside of equity on the Condensed Consolidated Balance Sheet in future periods as the exercise of the put right by First Sensor minority shareholders is not within our control.

Other Acquisitions

During the nine months ended June 26, 2020, we acquired three additional businesses for a combined cash purchase price of $124 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

5. Inventories

Inventories consisted of the following:

	June 26,	September 27,
	2020	2019

	(in millions)
Raw materials	$281	$260
Work in progress	934	739
Finished goods	1,012	837
Inventories	$2,227	$1,836

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
September 27, 2019(1)	$2,124	$3,039	$577	$5,740
Impairment of goodwill	(900)	—	—	(900)
Acquisitions	273	10	—	283
Currency translation	7	11	2	20
June 26, 2020(2)	$1,504	$3,060	$579	$5,143
(1)	At September 27, 2019, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.
(2)	At June 26, 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During the nine months ended June 26, 2020, we completed the acquisition of First Sensor and recognized goodwill of $213 million in the Transportation Solutions segment. During the quarter ended March 27, 2020, we preliminarily

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

allocated the purchase price of First Sensor to goodwill due to the timing of the transaction. Adjustments to the allocation were made during the quarter ended June 26, 2020 to recognize the identifiable intangible assets, assets acquired, and liabilities assumed. Further adjustments to the purchase price allocation may be needed in future periods. In addition, during the nine months ended June 26, 2020, we recognized goodwill in the Transportation Solutions and Industrial Solutions segments in connection with other recent acquisitions. See Note 4 for additional information regarding acquisitions.

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

As discussed in Note 1, during the quarter ended March 27, 2020, we adopted ASU No. 2017-04 which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million in the quarter ended March 27, 2020. The Sensors reporting unit had a remaining goodwill allocation of $626 million as of March 27, 2020. There were no triggering events identified in the quarter ended June 26, 2020 and therefore no goodwill impairment testing was required.

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

7. Intangible Assets, Net

Intangible assets consisted of the following:

	June 26, 2020			September 27, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,623	$(524)	$1,099	$1,513	$(459)	$1,054
Intellectual property	1,212	(714)	498	1,260	(734)	526
Other	23	(8)	15	33	(17)	16
Total	$2,858	$(1,246)	$1,612	$2,806	$(1,210)	$1,596

Intangible asset amortization expense was $46 million and $45 million for the quarters ended June 26, 2020 and June 28, 2019, respectively, and $137 million and $135 million for the nine months ended June 26, 2020 and June 28, 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At June 26, 2020, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Remainder of fiscal 2020	$47
Fiscal 2021	188
Fiscal 2022	187
Fiscal 2023	186
Fiscal 2024	155
Fiscal 2025	137
Thereafter	712
Total	$1,612

8. Debt

During the quarter ended June 26, 2020, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, repaid, at maturity, $350 million of floating rate senior notes due in June 2020.

During the nine months ended June 26, 2020, TEGSA issued €550 million aggregate principal amount of 0.0% senior notes due in February 2025. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur. The notes are fully and unconditionally guaranteed as to payment on an unsecured basis by TE Connectivity Ltd.

During the nine months ended June 26, 2020, we reclassified $250 million of 4.875% senior notes due in January 2021 and €350 million of fixed-to-floating rate senior notes due in June 2021 from long-term debt to short-term debt on the Condensed Consolidated Balance Sheet.

As of September 27, 2019, TEGSA had $219 million of commercial paper outstanding at a weighted-average interest rate of 2.20%. TEGSA had no commercial paper outstanding at June 26, 2020.

The fair value of our debt, based on indicative valuations, was approximately $4,484 million and $4,278 million at June 26, 2020 and September 27, 2019, respectively.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

our leases may include options to either renew or early terminate the lease. The exercise of these options is generally at our sole discretion and would only occur if there is an economic, financial, or business reason to do so. Such options are included in the lease term if we determine it is reasonably certain they will be exercised.

The components of lease cost were as follows:

	For the	For the
	Quarter Ended	Nine Months Ended
	June 26,	June 26,
	2020	2020

	(in millions)
Operating lease cost	$27	$79
Variable lease cost	12	38
Total lease cost	$39	$117

Amounts recognized on the Condensed Consolidated Balance Sheet were as follows:

June 26,
2020
($ in millions)
Operating lease ROU assets:
Other assets	$451
Operating lease liabilities:
Accrued and other current liabilities	$115
Other liabilities	346
Total operating lease liabilities	$461

Weighted-average remaining lease term (in years)	5.7
Weighted-average discount rate	1.8%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

For the
Nine Months Ended
June 26,
2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$78

ROU assets obtained in exchange for new operating lease liabilities	17
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

At June 26, 2020, the maturities of operating lease liabilities were as follows:

(in millions)
Remainder of fiscal 2020	$30
Fiscal 2021	114
Fiscal 2022	90
Fiscal 2023	72
Fiscal 2024	57
Thereafter	121
Total lease payments	484
Less: interest	(23)
Present value of lease liabilities	$461

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of June 26, 2020, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $14 million to $45 million, and we accrued $18 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At June 26, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $273 million.

We sold our SubCom business during fiscal 2019. In connection with the sale, we contractually agreed to honor certain performance guarantees and letters of credit related to the SubCom business. See Note 3 for additional information regarding these guarantees and the divestiture of the SubCom business.

11. Financial Instruments

Foreign Currency Exchange Rate Risk

During fiscal 2015, we entered into cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million and €1,000 million at June 26, 2020 and September 27, 2019, respectively. Certain contracts were terminated during the nine months ended June 26, 2020; the remaining contracts mature in fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 26,	September 27,
	2020	2019

	(in millions)
Other assets	$25	$19

At June 26, 2020 and September 27, 2019, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Condensed Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Gains recorded in other comprehensive income (loss)	$—	$10	$32	$42
Gains (losses) excluded from the hedging relationship(1)	(14)	(16)	(19)	22
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,320 million and $3,374 million at June 26, 2020 and September 27, 2019, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,776 million and $1,844 million at June 26, 2020 and September 27, 2019, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.56% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2024, we will pay the notional value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 26,	September 27,
	2020	2019

	(in millions)
Prepaid expenses and other current assets	$16	$27
Other assets	30	46
Accrued and other current liabilities	3	2
Other liabilities	2	1

The impacts of our hedge of net investment programs were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(52)	$(58)	$(60)	$54
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(25)	(20)	(3)	17
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate Risk Management

During the nine months ended June 26, 2020 and June 28, 2019, we entered into forward starting interest rate swap contracts to manage interest rate exposure prior to the anticipated issuance of fixed rate debt. These contracts had an aggregate notional value of $450 million and $350 million at June 26, 2020 and September 27, 2019, respectively, and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Condensed Consolidated Balance Sheets as follows:

	June 26,	September 27,
	2020	2019

	(in millions)
Other liabilities	$66	$34

The impacts of these forward starting interest rate swap contracts were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Losses recorded in other comprehensive income (loss)	$—	$(12)	$(32)	$(18)

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

12. Retirement Plans

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Quarters Ended		Quarters Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Operating expense:
Service cost	$13	$12	$2	$4
Other (income) expense:
Interest cost	6	11	9	11
Expected return on plan assets	(15)	(16)	(15)	(14)
Amortization of net actuarial loss	10	6	3	4
Amortization of prior service credit	(1)	(2)	—	—
Net periodic pension benefit cost (credit)	$13	$11	$(1)	$5

	Non-U.S. Plans		U.S. Plans
	For the		For the
	Nine Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Operating expense:
Service cost	$38	$36	$7	$10
Other (income) expense:
Interest cost	18	32	27	34
Expected return on plan assets	(45)	(48)	(44)	(43)
Amortization of net actuarial loss	30	18	7	13
Amortization of prior service credit	(4)	(6)	—	—
Net periodic pension benefit cost (credit)	$37	$32	$(3)	$14

During the nine months ended June 26, 2020, we contributed $29 million to our non-U.S. pension plans.

13. Income Taxes

We recorded income tax expense of $185 million and an income tax benefit of $245 million for the quarters ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the quarter ended June 26, 2020 included $170 million of income tax expense related to an increase to the valuation allowance for certain non-U.S. deferred tax assets. Due to the COVID-19 pandemic and its negative impact on our current and expected future operating profit and taxable income, we believe it is more likely than not that a portion of our deferred tax assets will not be realized. Depending on the duration and severity of COVID-19 disruptions to our business, additional adjustments to our valuation allowance may be required in future periods. The income tax benefit for the quarter ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) and a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction. See “Swiss Tax Reform” below for additional information.

We recorded income tax expense of $674 million and an income tax benefit of $76 million for the nine months ended June 26, 2020 and June 28, 2019, respectively. The income tax expense for the nine months ended June 26, 2020 included $355 million of income tax expense related to the tax impacts of certain measures of Swiss Tax Reform. In addition,

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

the income tax expense included $170 million of income tax expense related to an increase to the valuation allowance for certain non-U.S. deferred tax assets, partially offset by an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See the “Swiss Tax Reform” and “Tax Sharing Agreement” below for additional information. The pre-tax goodwill impairment charge of $900 million recorded during the nine months ended June 26, 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes. See Note 6 for additional information regarding the impairment of goodwill. The income tax benefit for the nine months ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform, a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction, and $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions.

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $50 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Condensed Consolidated Balance Sheet as of June 26, 2020.

Swiss Tax Reform

The Federal Act on Tax Reform and AHV Financing eliminates certain preferential tax items and implements new tax rates at both the federal and cantonal levels. During the quarter ended June 28, 2019, the federal tax authority issued guidance abolishing certain interest deductions, and as a result of this measure, we recorded a $214 million income tax benefit related primarily to the reduction of the valuation allowance for deferred tax assets. Based on our forecast of taxable income, reflecting this measure, we believed it was more likely than not that additional deferred tax assets for tax loss carryforwards in Switzerland would be realized in the future. The federal provisions of Swiss Tax Reform were enacted into law in the quarter ended September 27, 2019.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. During the nine months ended June 26, 2020, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

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

In March 2020, we, Johnson Controls International plc, and Medtronic plc entered into an agreement to terminate the Tax Sharing Agreement. We believe that substantially all income tax matters that may be subject to the Tax Sharing Agreement have been settled with tax authorities and we do not expect any remaining tax matters to have a material effect on our results of operations, financial position, or cash flows. Accordingly, during the nine months ended June 26, 2020, we recognized an income tax benefit of $31 million and net other income of $8 million representing settlement of the remaining shared pre-separation income tax matters and indemnification balances.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

14. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Basic	330	337	333	339
Dilutive impact of share-based compensation arrangements	—	2	—	2
Diluted	330	339	333	341

For both the quarter and nine months ended June 26, 2020, there were one million nonvested share awards and options outstanding with underlying exercise prices less than the average market prices of our common shares; however, these were excluded from the calculation of diluted loss per share as inclusion would be antidilutive as a result of our loss during the period.

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Antidilutive share options	4	1	3	1

15. Equity

Common Shares

In March 2020, our shareholders reapproved and extended through March 11, 2022, our board of directors’ authorization to issue additional new shares, subject to certain conditions specified in our articles of association, in aggregate not exceeding 50% of the amount of our authorized shares.

Common Shares Held in Treasury

In March 2020, our shareholders approved the cancellation of approximately 12 million shares purchased under our share repurchase program during the period beginning September 29, 2018 and ending September 27, 2019. The capital reduction by cancellation of these shares was subject to a notice period and filing with the commercial register in Switzerland and became effective in May 2020.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Dividends

We paid cash dividends to shareholders as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Dividends paid per common share	$0.48	$0.46	$1.40	$1.34

In March 2020, our shareholders approved a dividend payment to shareholders of $1.92 per share, payable in four equal quarterly installments of $0.48 per share beginning in the third quarter of fiscal 2020 and ending in the second quarter of fiscal 2021.

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At June 26, 2020 and September 27, 2019, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets totaled $475 million and $308 million, respectively.

Share Repurchase Program

Common shares repurchased under the share repurchase program were as follows:

	For the
	Nine Months Ended
	June 26,	June 28,
	2020	2019

	(in millions)
Number of common shares repurchased	6	10
Repurchase value	$505	$836

At June 26, 2020, we had $1.0 billion of availability remaining under our share repurchase authorization.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

16. Share Plans

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations, was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Share-based compensation expense	$17	$18	$54	$56

As of June 26, 2020, there was $135 million of unrecognized compensation expense related to share-based awards, which is expected to be recognized over a weighted-average period of 1.9 years.

During the quarter ended December 27, 2019, we granted the following share-based awards as part of our annual incentive plan grant:

		Grant-Date
	Shares	Fair Value
	(in millions)
Share options	1.5	$15.52
Restricted share awards	0.5	93.63
Performance share awards	0.2	93.63

As of June 26, 2020, we had 15 million shares available for issuance under our stock and incentive plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of March 8, 2017, was the primary plan.

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

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

17. Segment and Geographic Data

Net sales by segment(1) and industry end market(2) were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Transportation Solutions:
Automotive	$797	$1,418	$3,567	$4,312
Commercial transportation	233	317	785	938
Sensors	225	233	628	675
Total Transportation Solutions	1,255	1,968	4,980	5,925
Industrial Solutions:
Aerospace, defense, oil, and gas	265	342	892	958
Industrial equipment	265	309	808	950
Medical(3)	161	176	526	520
Energy	174	178	528	512
Total Industrial Solutions	865	1,005	2,754	2,940
Communications Solutions:
Data and devices	276	245	713	753
Appliances	152	171	464	530
Total Communications Solutions	428	416	1,177	1,283
Total	$2,548	$3,389	$8,911	$10,148
(1)	Intersegment sales were not material and were recorded at selling prices that approximated market prices.
(2)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.
(3)	Effective for fiscal 2020, we are separately presenting net sales in the medical end market. Such amounts were previously included in net sales in the industrial equipment end market.

TE CONNECTIVITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

Net sales by geographic region(1) and segment were as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	$410	$785	$1,878	$2,365
Industrial Solutions	313	369	1,014	1,101
Communications Solutions	54	63	170	198
Total EMEA	777	1,217	3,062	3,664
Asia–Pacific:
Transportation Solutions	606	705	1,979	2,143
Industrial Solutions	153	155	436	465
Communications Solutions	273	241	721	736
Total Asia–Pacific	1,032	1,101	3,136	3,344
Americas:
Transportation Solutions	239	478	1,123	1,417
Industrial Solutions	399	481	1,304	1,374
Communications Solutions	101	112	286	349
Total Americas	739	1,071	2,713	3,140
Total	$2,548	$3,389	$8,911	$10,148
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

Operating income (loss) by segment was as follows:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,		June 28,
	2020	2019	2020		2019

	(in millions)
Transportation Solutions	$(1)	$308	$(291)	(1)	$956
Industrial Solutions	70	156	327		393
Communications Solutions	65	56	154		185
Total	$134	$520	$190		$1,534
(1)	Includes goodwill impairment charge of $900 million. See Note 6 for additional information.

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

The third quarter and first nine months of fiscal 2020 included the following:

●	Our net sales decreased 24.8% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 due primarily to sales declines in the Transportation Solutions and Industrial Solutions segments. In the first nine months of fiscal 2020, our net sales decreased 12.2% as compared to the same period of fiscal 2019 with sales declines across all segments. On an organic basis, our net sales decreased 25.0% and 11.7% during the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. Our net sales declines included significant unfavorable impacts from the COVID-19 pandemic.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 36.2% and 15.9% in the third quarter and first nine months of fiscal 2020, respectively, due to sales declines in all end markets.
●	Industrial Solutions—Our net sales decreased 13.9% and 6.3% in the third quarter and first nine months of fiscal 2020, respectively, primarily as a result of sales declines in the aerospace, defense, oil, and gas and the industrial equipment end markets.
●	Communications Solutions—Our net sales increased 2.9% and decreased 8.3% in the third quarter and first nine months of fiscal 2020, respectively. The sales increase in the third quarter of fiscal 2020 resulted primarily from sales increases in the data and devices end market. The sales decrease in the first nine months of fiscal 2020 was due to sales declines in both the appliances and the data and devices end markets.
●	Net cash provided by continuing operating activities was $1,272 million in the first nine months of fiscal 2020.
●	We acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, during the first nine months of fiscal 2020.

●	During the first nine months of fiscal 2020, we recorded a goodwill impairment charge of $900 million related to the Sensors reporting unit in our Transportation Solutions segment.

COVID-19 Pandemic and Economic Conditions

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our sales and operating results during the second and third quarters of fiscal 2020, and we expect that COVID-19 will have a material impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods.

COVID-19 is currently impacting, and we expect that COVID-19 will continue to impact, our business operations globally, causing disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. Accordingly, while a number of our businesses are operating as essential businesses, some have had and continue to have adjusted, reduced, or suspended operating activities at certain locations. In addition, COVID-19 may have far-reaching impacts on many additional aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. We expect to continue to assess the evolving impact of the COVID-19 pandemic and intend to adjust our operations accordingly. For example, throughout our operations, we have enacted additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

We expect that COVID-19 will negatively impact several of the markets we serve, in particular the automotive and commercial aerospace markets. We are expecting reduced sales volumes in these markets in the near term relative to prior year and may experience reduced sales volumes in these markets in future periods. However, we expect an overall increase in our net sales in the fourth quarter of fiscal 2020 as compared to the third quarter of fiscal 2020. See “Outlook” below for additional information.

In response to the current economic environment and our sales declines relative to prior year, we have taken and continue to focus on actions to manage costs. These include restructuring and other cost reduction initiatives, such as reducing discretionary spending, cutting capital expenditures, reducing travel, and furloughing certain employees. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

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

Outlook

We expect our net sales to increase approximately 10% in the fourth quarter of fiscal 2020 as compared to $2.5 billion in the third quarter of fiscal 2020. This increase is driven primarily by expected growth of approximately 20% in the Transportation Solutions segment. We expect a slight increase in our net sales in the Industrial Solutions segment in the fourth quarter of fiscal 2020; however, we expect this growth will be offset by modest declines in the Communications Solutions segment.

Within the Transportation Solutions segment, we expect our net sales growth in the automotive end market in the fourth quarter of fiscal 2020 to be driven by an approximate 40% increase in global automotive production as compared to the third quarter of fiscal 2020.

In the fourth quarter of fiscal 2020, we expect our net sales to be negatively impacted by residual supply chain disruptions resulting from the COVID-19 pandemic.

The above outlook is based on foreign currency exchange rates that are consistent with current levels.

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

Acquisitions

We acquired approximately 72% of the outstanding shares of First Sensor for €181 million in cash (equivalent to $201 million), net of cash acquired, during the first nine months of fiscal 2020. This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

During the first nine months of fiscal 2020, we acquired three additional businesses for a combined cash purchase price of $124 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019

	($ in millions)
Transportation Solutions	$1,255	49%	$1,968	58%	$4,980	56%	$5,925	58%
Industrial Solutions	865	34	1,005	30	2,754	31	2,940	29
Communications Solutions	428	17	416	12	1,177	13	1,283	13
Total	$2,548	100%	$3,389	100%	$8,911	100%	$10,148	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for the Quarter Ended June 26, 2020						Change in Net Sales for the Nine Months Ended June 26, 2020
	versus Net Sales for the Quarter Ended June 28, 2019						versus Net Sales for the Nine Months Ended June 28, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$(713)	(36.2)%	$(738)	(37.3)%	$(19)	$44	$(945)	(15.9)%	$(949)	(16.0)%	$(91)	$95
Industrial Solutions	(140)	(13.9)	(128)	(12.7)	(12)	—	(186)	(6.3)	(147)	(5.0)	(39)	—
Communications Solutions	12	2.9	16	3.8	(4)	—	(106)	(8.3)	(98)	(7.6)	(8)	—
Total	$(841)	(24.8)%	$(850)	(25.0)%	$(35)	$44	$(1,237)	(12.2)%	$(1,194)	(11.7)%	$(138)	$95

Net sales decreased $841 million, or 24.8%, in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. The decrease in net sales resulted from organic net sales declines of 25.0% and the negative impact of foreign currency translation of 1.1% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 1.3%. In the third quarter of fiscal 2020, our net sales declines included significant unfavorable impacts from the COVID-19 pandemic. Price erosion adversely affected organic net sales by $42 million in the third quarter of fiscal 2020.

In the first nine months of fiscal 2020, net sales decreased $1,237 million, or 12.2%, as compared to the first nine months of fiscal 2019 due to organic net sales declines of 11.7% and the negative impact of foreign currency translation of 1.4% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 0.9%. The significant unfavorable impacts of the COVID-19 pandemic were included in our net sales declines in the first nine months of fiscal 2020. Price erosion adversely affected organic net sales by $136 million in the first nine months of fiscal 2020.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Europe/Middle East/Africa (“EMEA”), Asia–Pacific, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period.

Approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in the first nine months of fiscal 2020.

The following table presents our net sales and the percentage of total net sales by geographic region(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019

	($ in millions)
EMEA	$777	30%	$1,217	36%	$3,062	34%	$3,664	36%
Asia–Pacific	1,032	41	1,101	32	3,136	35	3,344	33
Americas	739	29	1,071	32	2,713	31	3,140	31
Total	$2,548	100%	$3,389	100%	$8,911	100%	$10,148	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for the Quarter Ended June 26, 2020						Change in Net Sales for the Nine Months Ended June 26, 2020
	versus Net Sales for the Quarter Ended June 28, 2019						versus Net Sales for the Nine Months Ended June 28, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
EMEA	$(440)	(36.2)%	$(462)	(37.7)%	$(12)	$34	$(602)	(16.4)%	$(584)	(15.9)%	$(75)	$57
Asia–Pacific	(69)	(6.3)	(53)	(4.7)	(16)	—	(208)	(6.2)	(167)	(5.0)	(41)	—
Americas	(332)	(31.0)	(335)	(31.3)	(7)	10	(427)	(13.6)	(443)	(14.1)	(22)	38
Total	$(841)	(24.8)%	$(850)	(25.0)%	$(35)	$44	$(1,237)	(12.2)%	$(1,194)	(11.7)%	$(138)	$95

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Cost of sales	$1,841	$2,279	$(438)	$6,145	$6,806	$(661)
As a percentage of net sales	72.3%	67.2%		69.0%	67.1%

Gross margin	$707	$1,110	$(403)	$2,766	$3,342	$(576)
As a percentage of net sales	27.7%	32.8%		31.0%	32.9%

Gross margin decreased $403 million and $576 million in the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The decreases were primarily a result of lower volume, price erosion, and lower manufacturing productivity, partially offset by lower material costs. Gross margin as a percentage of net sales decreased to 27.7% in the third quarter of fiscal 2020 from 32.8% in the third quarter of fiscal 2019 and decreased to 31.0% in the first nine months of fiscal 2020 from 32.9% in the same period of fiscal 2019.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, and silver. We expect to purchase approximately 160 million pounds of copper, 110,000 troy ounces of gold, and 2.3 million troy ounces of silver in fiscal 2020. The following table presents the average prices incurred related to copper, gold, and silver:

		For the		For the
		Quarters Ended		Nine Months Ended
		June 26,	June 28,	June 26,	June 28,
	Measure	2020	2019	2020	2019
Copper	Lb.	$2.78	$3.02	$2.80	$2.96
Gold	Troy oz.	1,411	1,305	1,380	1,304
Silver	Troy oz.	15.97	16.14	16.13	16.45

Operating Expenses

The following table presents operating expense information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Selling, general, and administrative expenses	$321	$356	$(35)	$1,040	$1,118	$(78)
As a percentage of net sales	12.6%	10.5%		11.7%	11.0%

Restructuring and other charges, net	$98	$67	$31	$144	$184	$(40)
Impairment of goodwill	—	—	—	900	—	900

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $35 million in the third quarter of fiscal 2020 from the third quarter of fiscal 2019 due primarily to reduced selling expenses. In the first nine months of fiscal 2020, selling, general, and administrative expenses decreased $78 million from the same period of fiscal 2019 due primarily to reduced selling expenses, cost control measures and savings attributable to restructuring actions, and receipt of a lease termination incentive. Selling, general, and administrative expenses as a percentage of net sales increased to 12.6% in the third quarter of fiscal 2020 from 10.5% in the third quarter of fiscal 2019 and increased to 11.7% in the first nine months of fiscal 2020 from 11.0% in the same period of fiscal 2019.

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

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to COVID-19, across all segments. We incurred net restructuring charges of $144 million during the first nine months of fiscal 2020, of which $138 million related to the fiscal 2020 restructuring program. Annualized cost savings related to the fiscal 2020 actions commenced during the first nine months of fiscal 2020 are expected to be approximately $140 million and are expected to be realized by the end of fiscal 2022. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2020, we expect total restructuring charges to be approximately $250 million and total spending, which will be funded with cash from operations, to be approximately $265 million.

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

As discussed in Note 1 to the Condensed Consolidated Financial Statements, during the second quarter of fiscal 2020, we adopted Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million in the second quarter of fiscal 2020. The Sensors reporting unit had a remaining goodwill allocation of $626 million as of March 27, 2020. There were no triggering events identified in the third quarter of fiscal 2020 and therefore no goodwill impairment testing was required. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the impairment of goodwill.

Operating Income

The following table presents operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Operating income	$134	$520	$(386)	$190	$1,534	$(1,344)
Operating margin	5.3%	15.3%		2.1%	15.1%

Operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$9	$27	$21
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	3
	8	9	27	24
Restructuring and other charges, net	98	67	144	184
Impairment of goodwill	—	—	900	—
Total	$106	$76	$1,071	$208

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Interest expense	$13	$13	$—	$36	$55	$(19)

Income tax expense (benefit)	185	(245)	430	674	(76)	750
Effective tax rate	145.7%	(47.8)%		360.4%	(5.1)%

Income (loss) from discontinued operations, net of income taxes	$17	$(1)	$18	$16	$(98)	$114

Interest Expense. Interest expense decreased $19 million in the first nine months of fiscal 2020 as compared to the same period of fiscal 2019 due primarily to the cross-currency swap program that hedges our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,776 million at June 26, 2020. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.56% per annum and pay no interest. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 13 to the Condensed Consolidated Financial Statements for discussion of items impacting income tax expense and the effective tax rate for the third quarters and first nine months of fiscal 2020 and 2019, including an increase to the valuation allowance for certain non-U.S. deferred tax assets, the Switzerland Federal Act on Tax Reform and AHV Financing, and the termination of the Tax Sharing Agreement.

Income (Loss) from Discontinued Operations, Net of Income Taxes. During the first nine months of fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The SubCom business met the held for sale and discontinued operations criteria and was reported as such in all periods presented on the Condensed Consolidated Financial Statements. Prior to reclassification to discontinued operations, the SubCom business was included in the Communications Solutions segment. The net sales of the business were $41 million in the first nine months of fiscal 2019 which represented one month of activity. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019

	($ in millions)
Automotive	$797	63%	$1,418	72%	$3,567	71%	$4,312	73%
Commercial transportation	233	19	317	16	785	16	938	16
Sensors	225	18	233	12	628	13	675	11
Total	$1,255	100%	$1,968	100%	$4,980	100%	$5,925	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2020						Change in Net Sales for the Nine Months Ended June 26, 2020
	versus Net Sales for the Quarter Ended June 28, 2019						versus Net Sales for the Nine Months Ended June 28, 2019
	Net Sales		Organic Net Sales				Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Automotive	$(621)	(43.8)%	$(609)	(42.8)%	$(12)	$—	$(745)	(17.3)%	$(681)	(15.8)%	$(64)	$—
Commercial transportation	(84)	(26.5)	(78)	(24.1)	(6)	—	(153)	(16.3)	(159)	(16.9)	(21)	27
Sensors	(8)	(3.4)	(51)	(22.1)	(1)	44	(47)	(7.0)	(109)	(16.2)	(6)	68
Total	$(713)	(36.2)%	$(738)	(37.3)%	$(19)	$44	$(945)	(15.9)%	$(949)	(16.0)%	$(91)	$95

Net sales in the Transportation Solutions segment decreased $713 million, or 36.2%, in the third quarter of fiscal 2020 from the third quarter of fiscal 2019 due to organic net sales declines of 37.3% and the negative impact of foreign currency translation of 1.1%, partially offset by sales contributions from acquisitions of 2.2%. In the third quarter of fiscal 2020, our net sales declines included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 42.8% in the third quarter of fiscal 2020 with declines of 64.2% in the Americas region, 55.4% in the EMEA region, and 18.3% in the Asia–Pacific region. Our overall organic net sales decreased due to declines in global automotive production.

●	Commercial transportation—Our organic net sales decreased 24.1% in the third quarter of fiscal 2020 as a result of market weakness in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 22.1% in the third quarter of fiscal 2020 due to weakness across all markets.

In the first nine months of fiscal 2020, net sales in the Transportation Solutions segment decreased $945 million, or 15.9%, as compared to the first nine months of fiscal 2019 as a result of organic net sales declines of 16.0% and the negative impact of foreign currency translation of 1.5%, partially offset by sales from acquisitions of 1.6%. Net sales declines in the first nine months of fiscal 2020 included the significant unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 15.8% in the first nine months of fiscal 2020 with declines of 21.7% in the Americas region, 20.1% in the EMEA region, and 8.3% in the Asia–Pacific region. Our overall organic net sales decreased as a result of declines in global automotive production; however, our sales decreased at a lesser rate than global automotive production due to content gains and customer inventory builds.
●	Commercial transportation—Our organic net sales decreased 16.9% in the first nine months of fiscal 2020 due to market weakness in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 16.2% in the first nine months of fiscal 2020 as a result of weakness across all markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Operating income (loss)	$(1)	$308	$(309)	$(291)	$956	$(1,247)
Operating margin	(0.1)%	15.7%		(5.8)%	16.1%

Operating income (loss) in the Transportation Solutions segment decreased $309 million and $1,247 million in the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Transportation Solutions segment’s operating income (loss) included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Acquisition and integration costs	$6	$6	$21	$13
Restructuring and other charges, net	55	53	77	98
Impairment of goodwill	—	—	900	—
Total	$61	$59	$998	$111

Excluding these items, operating income decreased in the third quarter and first nine months of fiscal 2020 as compared to the same periods of fiscal 2019 primarily as a result of lower volume and, to a lesser degree, price erosion and lower manufacturing productivity, partially offset by lower material costs.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019

	($ in millions)
Aerospace, defense, oil, and gas	$265	31%	$342	34%	$892	32%	$958	33%
Industrial equipment	265	31	309	31	808	30	950	32
Medical	161	19	176	17	526	19	520	18
Energy	174	19	178	18	528	19	512	17
Total	$865	100%	$1,005	100%	$2,754	100%	$2,940	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2020					Change in Net Sales for the Nine Months Ended June 26, 2020
	versus Net Sales for the Quarter Ended June 28, 2019					versus Net Sales for the Nine Months Ended June 28, 2019
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Aerospace, defense, oil, and gas	$(77)	(22.5)%	$(74)	(21.9)%	$(3)	$(66)	(6.9)%	$(57)	(6.0)%	$(9)
Industrial equipment	(44)	(14.2)	(40)	(12.7)	(4)	(142)	(14.9)	(127)	(13.4)	(15)
Medical	(15)	(8.5)	(15)	(8.5)	—	6	1.2	7	1.3	(1)
Energy	(4)	(2.2)	1	0.5	(5)	16	3.1	30	5.8	(14)
Total	$(140)	(13.9)%	$(128)	(12.7)%	$(12)	$(186)	(6.3)%	$(147)	(5.0)%	$(39)

In the Industrial Solutions segment, net sales decreased $140 million, or 13.9%, in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 due to organic net sales declines of 12.7% and the negative impact of foreign currency translation of 1.2%. Net sales declines in the third quarter of fiscal 2020 included significant unfavorable impacts from the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 21.9% in the third quarter of fiscal 2020 due primarily to weakness in the commercial aerospace and the defense markets.
●	Industrial equipment—Our organic net sales decreased 12.7% in the third quarter of fiscal 2020 as a result of market weakness in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Medical—Our organic net sales decreased 8.5% in the third quarter of fiscal 2020 due primarily to delays in elective procedures.
●	Energy—Our organic net sales increased 0.5% in the third quarter of fiscal 2020 primarily as a result of growth in the EMEA region, partially offset by declines in the Americas region.

In the first nine months of fiscal 2020, net sales in the Industrial Solutions segment decreased $186 million, or 6.3%, as compared to the same period of fiscal 2019 as a result of organic net sales declines of 5.0% and the negative impact of foreign currency translation of 1.3%. The significant unfavorable impacts of the COVID-19 pandemic were included in our net sales declines in the first nine months of fiscal 2020. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 6.0% in the first nine months of fiscal 2020 due primarily to weakness in the commercial aerospace and the defense markets.

●	Industrial equipment—Our organic net sales decreased 13.4% in the first nine months of fiscal 2020 due to market weakness in industrial applications across all regions.
●	Medical—Our organic net sales increased 1.3% in the first nine months of fiscal 2020 primarily as a result of strength in interventional medical applications, partially offset by delays in elective procedures.
●	Energy—Our organic net sales increased 5.8% in the first nine months of fiscal 2020 due to growth across all regions.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Operating income	$70	$156	$(86)	$327	$393	$(66)
Operating margin	8.1%	15.5%		11.9%	13.4%

Operating income in the Industrial Solutions segment decreased $86 million and $66 million in the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Industrial Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$2	$3	$6	$8
Charges associated with the amortization of acquisition-related fair value adjustments	—	—	—	3
	2	3	6	11
Restructuring and other charges, net	40	8	56	60
Total	$42	$11	$62	$71

Excluding these items, operating income decreased in the third quarter and first nine months of fiscal 2020 as compared to the same periods of fiscal 2019 primarily as a result of lower volume and price erosion, partially offset by lower material costs.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	For the				For the
	Quarters Ended				Nine Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019

	($ in millions)
Data and devices	$276	64%	$245	59%	$713	61%	$753	59%
Appliances	152	36	171	41	464	39	530	41
Total	$428	100%	$416	100%	$1,177	100%	$1,283	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for the Quarter Ended June 26, 2020					Change in Net Sales for the Nine Months Ended June 26, 2020
	versus Net Sales for the Quarter Ended June 28, 2019					versus Net Sales for the Nine Months Ended June 28, 2019
	Net Sales		Organic Net Sales			Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Data and devices	$31	12.7%	$31	12.7%	$—	$(40)	(5.3)%	$(40)	(5.3)%	$—
Appliances	(19)	(11.1)	(15)	(8.9)	(4)	(66)	(12.5)	(58)	(10.8)	(8)
Total	$12	2.9%	$16	3.8%	$(4)	$(106)	(8.3)%	$(98)	(7.6)%	$(8)

Net sales in the Communications Solutions segment increased $12 million, or 2.9%, in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019 due primarily to organic net sales growth of 3.8%. In the third quarter of fiscal 2020, the unfavorable impacts of the COVID-19 pandemic partially offset our net sales growth. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales increased 12.7% in the third quarter of fiscal 2020 primarily a result of increased sales to cloud infrastructure customers.
●	Appliances—Our organic net sales decreased 8.9% in the third quarter of fiscal 2020 due to market weakness across all regions.

In the first nine months of fiscal 2020, net sales in the Communications Solutions segment decreased $106 million, or 8.3%, as compared to the first nine months of fiscal 2019 primarily as a result of organic net sales declines of 7.6%. Net sales declines in the first nine months of fiscal 2020 included the unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 5.3% in the first nine months of fiscal 2020 due primarily to market weakness in the Americas and EMEA regions, partially offset by increased sales to cloud infrastructure customers.
●	Appliances—Our organic net sales decreased 10.8% in the first nine months of fiscal 2020 primarily as a result of market weakness in all regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	For the			For the
	Quarters Ended			Nine Months Ended
	June 26,	June 28,		June 26,	June 28,
	2020	2019	Change	2020	2019	Change

	($ in millions)
Operating income	$65	$56	$9	$154	$185	$(31)
Operating margin	15.2%	13.5%		13.1%	14.4%

Operating income in the Communications Solutions segment increased $9 million and decreased $31 million in the third quarter and first nine months of fiscal 2020, respectively, as compared to the same periods of fiscal 2019. The Communications Solutions segment’s operating income included the following:

	For the		For the
	Quarters Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019

	(in millions)
Restructuring and other charges, net	$3	$6	$11	$26

Excluding these items, operating income increased slightly in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. Excluding these items, operating income decreased in the first nine months of fiscal 2020 primarily as a result of price erosion and lower volume, partially offset by lower material costs.

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payments of $250 million of 4.875% senior notes due in January 2021 and €350 million of fixed-to-floating rate senior notes due in June 2021, and compensation payments to First Sensor minority shareholders. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including future developments related to the COVID-19 pandemic. There is uncertainty surrounding the duration and scope of the COVID-19 pandemic and it may have a material impact on our liquidity and financial conditions. We believe that we have sufficient financial resources and liquidity which, along with managing expenses and capital structure flexibility, will enable us to meet our ongoing working capital and other cash flow needs during the COVID-19 pandemic and resulting period of economic uncertainty which will include reduced sales and net income levels for us relative to fiscal 2019. For further information regarding the impact of COVID-19 on our liquidity and capital resources, see “Part II. Item 1A. Risk Factors” in this report.

Cash Flows from Operating Activities

In the first nine months of fiscal 2020, net cash provided by continuing operating activities decreased $303 million to $1,272 million from $1,575 million in the first nine months of fiscal 2019. The decrease resulted primarily from lower pre-tax income and increased inventory levels, partially offset by the favorable effects of changes in accounts receivable levels and a reduction in income tax payments. The amount of income taxes paid, net of refunds, during the first nine months of fiscal 2020 and 2019 was $195 million and $277 million, respectively.

Cash Flows from Investing Activities

Capital expenditures were $439 million and $570 million in the first nine months of fiscal 2020 and 2019, respectively. We expect fiscal 2020 capital spending to be approximately $575 million. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During the first nine months of fiscal 2020, we acquired four businesses, including First Sensor, for a combined cash purchase price of $325 million, net of cash acquired. During the first nine months of fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. See Note 4 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

During the first nine months of fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at June 26, 2020 and September 27, 2019 was $4,086 million and $3,965 million, respectively. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding debt.

During the third quarter of fiscal 2020, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, repaid, at maturity, $350 million of floating rate senior notes due in June 2020.

During the first nine months of fiscal 2020, TEGSA issued €550 million aggregate principal amount of 0.0% senior notes due in February 2025. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. TEGSA had no borrowings under the Credit Facility at June 26, 2020 or September 27, 2019.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of June 26, 2020, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

In addition to the Credit Facility, TEGSA is the borrower under our senior notes and commercial paper. TEGSA’s payment obligations under its senior notes, commercial paper, and Credit Facility are fully and unconditionally guaranteed on an unsecured basis by its parent, TE Connectivity Ltd.

Payments of common share dividends to shareholders were $466 million and $454 million in the first nine months of fiscal 2020 and 2019, respectively.

In March 2020, our shareholders approved a dividend payment to shareholders of $1.92 per share, payable in four equal quarterly installments of $0.48 per share beginning in the third quarter of fiscal 2020 and ending in the second quarter of fiscal 2021.

We repurchased approximately 6 million of our common shares for $505 million and approximately 10 million of our common shares for $836 million under the share repurchase program during the first nine months of fiscal 2020 and 2019, respectively. At June 26, 2020, we had $1.0 billion of availability remaining under our share repurchase authorization.

Summarized Guarantor Financial Information

In March 2020, the Securities and Exchange Commission adopted amendments to the financial disclosure requirements of Regulation S-X for subsidiary issuers and guarantors of registered debt securities and for affiliates whose securities are pledged as collateral for registered securities. The amended disclosure requirements permit alternative disclosures of summarized financial information for subsidiary issuers and guarantors and allow for these disclosures to be made outside the Condensed Consolidated Financial Statements and accompanying notes. We elected to early adopt these amendments in the third quarter of fiscal 2020.

As discussed above, our senior notes, commercial paper, and Credit Facility are issued by TEGSA and are fully and unconditionally guaranteed on an unsecured basis by TEGSA’s parent, TE Connectivity Ltd. In addition to being the issuer of our debt securities, TEGSA owns, directly or indirectly, all of our operating subsidiaries. The following tables present summarized financial information, excluding investments in and equity in earnings of our non-guarantor subsidiaries, for TE Connectivity Ltd. and TEGSA on a combined basis.

	June 26,	September 27,
	2020	2019
	(in millions)
Balance Sheet Data:
Total current assets	$91	$89
Total noncurrent assets(1)	2,683	2,634

Total current liabilities	1,256	1,014
Total noncurrent liabilities(2)	19,863	19,475
(1)	Includes $2,626 million and $2,562 million as of June 26, 2020 and September 27, 2019, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $16,396 million and $16,033 million as of June 26, 2020 and September 27, 2019, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	For the	For the
	Nine Months Ended	Fiscal Year Ended
	June 26,	September 27,
	2020	2019

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(92)	$(341)
Net loss	(89)	(391)

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

At June 26, 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $273 million.

As discussed above, in the first nine months of fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $1.2 billion as of June 26, 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. As of June 26, 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

Critical Accounting Policies and Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.

Our accounting policies for revenue recognition, goodwill and other intangible assets, income taxes, and pension are based on, among other things, judgments and assumptions made by management. For additional information regarding these policies and the underlying accounting assumptions and estimates used in these policies, refer to the Consolidated Financial Statements and accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019. Except as set forth below, there were no significant changes to this information during the first nine months of fiscal 2020.

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

The following and other risks, which are described in greater detail in “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, and in this report, could cause our results to differ materially from those expressed in forward-looking statements:

●	conditions in the global or regional economies and global capital markets, and cyclical industry conditions;
●	conditions affecting demand for products in the industries we serve, particularly the automotive industry;
●	risk of future goodwill impairment;
●	competition and pricing pressure;
●	market acceptance of our new product introductions and product innovations and product life cycles;
●	raw material availability, quality, and cost;
●	fluctuations in foreign currency exchange rates and impacts of offsetting hedges;
●	financial condition and consolidation of customers and vendors;
●	reliance on third-party suppliers;
●	risks associated with current and future acquisitions and divestitures;
●	global risks of business interruptions due to natural disasters or other disasters such as the COVID-19 pandemic, which have and could continue to negatively impact our results of operations as well as customer behaviors, business, and manufacturing operations as well as our facilities and the facilities of our suppliers, and other aspects of our business;
●	global risks of political, economic, and military instability, including volatile and uncertain economic conditions in China;

●	risks associated with security breaches and other disruptions to our information technology infrastructure;
●	risks related to compliance with current and future environmental and other laws and regulations;
●	our ability to protect our intellectual property rights;
●	risks of litigation;
●	our ability to operate within the limitations imposed by our debt instruments;
●	the possible effects on us of various non-U.S. and U.S. legislative proposals and other initiatives that, if adopted, could materially increase our worldwide corporate effective tax rate and negatively impact our U.S. government contracts business;
●	various risks associated with being a Swiss corporation;
●	the impact of fluctuations in the market price of our shares; and
●	the impact of certain provisions of our articles of association on unsolicited takeover proposals.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposures to market risk during the first nine months of fiscal 2020. For further discussion of our exposures to market risk, refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of June 26, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 26, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended June 26, 2020:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
March 28–April 24, 2020	1,275,115	$65.04	1,275,075	$995,115,788
April 25–May 29, 2020	4,872	72.72	—	995,115,788
May 30–June 26, 2020	366	82.16	—	995,115,788
Total	1,280,353	$65.08	1,275,075
(1)	These columns include the following transactions which occurred during the quarter ended June 26, 2020:
(i)the acquisition of 5,278 common shares from individuals in order to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans; and
(ii)open market purchases totaling 1,275,075 common shares, summarized on a trade-date basis, in conjunction with the share repurchase program announced in September 2007.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated (incorporated by reference to Exhibit 3.1 to TE Connectivity's Current Report on Form 8-K, filed May 19, 2020)
22.1	*	Guaranteed Securities
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document(1)(2)
101.SCH		XBRL Taxonomy Extension Schema Document(2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(2)
104		Cover Page Interactive Data File(3)

*Filed herewith

**	Furnished herewith
(1)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(2)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(3)	Formatted in Inline XBRL and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts Heath A. Mitts Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2020