Form 10-K
period 2020-09-25
TE Connectivity Ltd.
filed 2020-11-10
CIK 1385157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $20.7 billion as of March 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. Directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of common shares outstanding as of November 6, 2020 was 330,742,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2021 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

© 2020 TE Connectivity Ltd. All Rights Reserved.

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

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2020, 2019, and 2018 were each 52 weeks in length and ended on September 25, 2020, September 27, 2019, and September 28, 2018, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our sales and operating results during fiscal 2020, and we expect that it will continue to have an impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

Segments

We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. Although the COVID-19 pandemic has negatively affected our markets, we expect a gradual recovery with our three segments once again serving a combined market of approximately $190 billion.

Our net sales by segment as a percentage of our total net sales were as follows:

	Fiscal
	2020	2019	2018
Transportation Solutions	56%	58%	59%
Industrial Solutions	31	30	28
Communications Solutions	13	12	13
Total	100%	100%	100%

Below is a description of our reportable segments and the primary products, markets, and competitors of each segment.

Transportation Solutions

The Transportation Solutions segment is a leader in connectivity and sensor technologies. The primary products sold by the Transportation Solutions segment include terminals and connector systems and components, sensors, relays, antennas, application tooling, and wire and heat shrink tubing. The Transportation Solutions segment’s products, which must withstand harsh conditions, are used in the following end markets:

●	Automotive (72% of segment’s net sales)—We are one of the leading providers of advanced automobile connectivity solutions. The automotive industry uses our products in automotive technologies for body and chassis systems, convenience applications, driver information, infotainment solutions, miniaturization solutions, motor and powertrain applications, and safety and security systems. Hybrid and electronic mobility solutions include in-vehicle technologies, battery technologies, and charging solutions.
●	Commercial transportation (15% of segment’s net sales)—We deliver reliable connectivity products designed to withstand harsh environmental conditions for on- and off-highway vehicles and recreational transportation, including heavy trucks, construction, agriculture, buses, and other vehicles.
●	Sensors (13% of segment’s net sales)—We offer a portfolio of intelligent, efficient, and high-performing sensor solutions that are used by customers across multiple industries, including automotive, industrial equipment, commercial transportation, medical solutions, aerospace and defense, and consumer applications.

The Transportation Solutions segment’s major competitors include Yazaki, Aptiv, Sumitomo, Sensata, Honeywell, Molex, and Amphenol.

Industrial Solutions

The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. The primary products sold by the Industrial Solutions segment include terminals and connector systems and components, heat shrink tubing, interventional medical components, relays, and wire and cable. The Industrial Solutions segment’s products are used in the following end markets:

●	Aerospace, defense, oil, and gas (32% of segment’s net sales)—We design, develop, and manufacture a comprehensive portfolio of critical electronic components and systems for the harsh operating conditions of the commercial aerospace, defense, and marine industries. Our products and systems are designed and manufactured to operate effectively in harsh conditions ranging from the depths of the ocean to the far reaches of space.
●	Industrial equipment (30% of segment’s net sales)—Our products are used in factory automation and process control systems such as industrial controls, robotics, human machine interface, industrial communication, and power distribution. Our intelligent building products are used to connect lighting and offer solutions in HVAC, elevators/escalators, and security. Our rail products are used in high-speed trains, metros, light rail vehicles, locomotives, and signaling switching equipment. Our products are also used by the solar industry.
●	Medical (19% of segment’s net sales)—Our products are used in imaging, diagnostic, surgical, and minimally invasive interventional applications. We specialize in the design and manufacture of advanced surgical, imaging, and interventional device solutions. Key markets served include cardiovascular, peripheral vascular, structural heart, endoscopy, electrophysiology, and neurovascular therapies.
●	Energy (19% of segment’s net sales)—Our products are used by OEMs and utility companies in the electrical power industry and include a wide range of solutions for the electrical power generation, transmission, distribution, and industrial markets.

The Industrial Solutions segment competes primarily against Amphenol, Hubbell, Carlisle Companies, ABB, Integer Holdings, Esterline, Molex, and Omron.

Communications Solutions

The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets. The primary products sold by the Communications Solutions segment include terminals and connector systems and components, relays, heat shrink tubing, and antennas. The Communications Solutions segment’s products are used in the following end markets:

•

Data and devices (60% of segment’s net sales)—We deliver products and solutions that are used in a variety of equipment architectures within the networking equipment, data center equipment, and wireless infrastructure industries. Additionally, we deliver a range of connectivity solutions for the Internet of Things, smartphones, tablet computers, notebooks, and virtual reality applications to help our customers meet their current challenges and future innovations.

•

Appliances (40% of segment’s net sales)—We provide solutions to meet the daily demands of home appliances. Our products are used in many household appliances, including washers, dryers, refrigerators, air conditioners, dishwashers, cooking appliances, water heaters, air purifiers, floor care devices, and microwaves. Our expansive range of standard products is supplemented by an array of custom-designed solutions.

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

No single customer accounted for a significant amount of our net sales in fiscal 2020, 2019, or 2018.

Sales and Distribution

We maintain a strong local presence in each of the geographic regions in which we operate. Our net sales by geographic region(1) as a percentage of our total net sales were as follows:

	Fiscal
	2020	2019	2018
Asia–Pacific	35%	33%	34%
Europe/Middle East/Africa (“EMEA”)	35	36	38
Americas	30	31	28
Total	100%	100%	100%
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

We sell our products into approximately 140 countries primarily through direct selling efforts to manufacturers. In fiscal 2020, our direct sales represented approximately 80% of total net sales. We also sell our products indirectly via third-party distributors.

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

Seasonality and Backlog

Typically, we experience a slight seasonal pattern to our business. Overall, the third and fourth fiscal quarters are usually the strongest quarters of our fiscal year, whereas the first fiscal quarter is negatively affected by holidays and the second fiscal quarter may be affected by adverse winter weather conditions in some of our markets.

Certain of our end markets experience some seasonality. Our sales in the automotive market are dependent upon global automotive production, and seasonal declines in European production may negatively impact net sales in the fourth fiscal quarter. Also, our sales in the energy market typically increase in the third and fourth fiscal quarters as customer activity increases.

Customer orders and demand may fluctuate as a result of economic and market conditions. We have experienced, and expect to continue to experience, fluctuations as a result of the impacts of the COVID-19 pandemic. Backlog by reportable segment was as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Transportation Solutions	$1,819	$1,639
Industrial Solutions	1,260	1,315
Communications Solutions	439	361
Total	$3,518	$3,315

We expect that the majority of our backlog at fiscal year end 2020 will be filled during fiscal 2021. Backlog is not necessarily indicative of future net sales as unfilled orders may be cancelled prior to shipment of goods.

Competition

The industries in which we operate are highly competitive, and we compete with thousands of companies that range from large multinational corporations to local manufacturers. Competition is generally based on breadth of product offering, product innovation, price, quality, delivery, and service. We have experienced, and expect to continue to experience, downward pressure on prices.

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

Human Capital Management

We have employees located throughout the world. As of fiscal year end 2020, we employed approximately 82,000 people worldwide, including contract employees. Approximately 22,000 were in the Asia–Pacific region, 31,000 were in the EMEA region, and 29,000 were in the Americas region. Of our total employees, approximately 52,000 were employed in manufacturing. Our strong employee base, along with their commitment to uncompromising values, provides the foundation of our company’s success.

Our employees are responsible for upholding our purpose—to create a safer, sustainable, productive, and connected future; our values—integrity, accountability, teamwork, and innovation; and our strategy, execution, and talent (“SET”) leadership expectations. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices.

We embrace diversity and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. To attract a global workforce, we strive to embed a culture where employees can bring their whole selves to work. Our employee resource groups (“ERGs”) are company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the company, including inclusion and diversity and the professional development of employees. The ERGs provide a space where employees can foster connections and develop in a supportive environment. As of fiscal year end 2020, we had six ERGs—ALIGN (LGBTQ), Women in Networking, TE Young Professionals, African Heritage, TE Veterans, and Asian Heritage. We are focused on recruitment of diverse candidates and on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions within the company. Also, during fiscal 2020, we conducted a fully digital, enterprise-wide engagement survey, our Every Connection Counts survey, which was available in 13 languages and focused on measuring engagement and inclusion.

We continue to emphasize employee development and training. To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills, and resources they need to be successful. Our LEARN@TE platform supplements our talent development strategies. It is an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses. In fiscal 2019, we launched SET leadership expectations to all employees which focus on how we drive strategy, effectively execute, and build talent. We believe these behavioral expectations are integrated into the way we assess and select talent, manage performance, and develop our people. We are committed to identifying and developing the talents of our next generation leaders. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles in general management, engineering, and operations. On an annual basis, we conduct an Organization and Leadership Review process with our chief executive officer and all segment, business unit, and function leaders focusing on our high performing and high potential talent, diverse talent, and the succession for our most critical roles.

We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. Our chief executive officer and segment leaders average approximately 25 years of industry experience. They are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the industry. For discussion of the risks relating to the attraction and retention of management and executive management employees, see “Part 1. Item 1A. Risk Factors.”

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

Compliance with these laws has increased our costs of doing business in a variety of ways and may continue to do so in the future. For example, laws regarding product content and chemical registration require extensive and costly data collection, management, and reporting, and laws regulating greenhouse gas emissions may increase our costs for energy and certain materials and products. We also have projects underway at a number of current and former manufacturing sites to investigate and remediate environmental contamination resulting from past operations. Based upon our experience, available information, and applicable laws, as of fiscal year end 2020, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $16 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We do not anticipate any material capital expenditures during fiscal 2021 for environmental control facilities or other costs of compliance with laws or regulations relating to greenhouse gas emissions.

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

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks described below before investing in our securities. These risks are not the only ones facing us. Our business is also subject to general risks that affect many other companies. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, financial condition, and liquidity. Many of the risks listed below are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment.

Risks Relating to the Macroeconomic Environment and Our Global Presence

Conditions in global or regional economies, capital and money markets, and banking systems, and cyclical industry demand may adversely affect our results of operations, financial position, and cash flows.

Our business and operating results have been and will continue to be affected by economic conditions regionally or globally, including the cost and availability of consumer and business credit, end demand from consumer and industrial markets, and concerns as to sovereign debt levels including credit rating downgrades and defaults on sovereign debt and significant bank failures or defaults. Any of these economic factors could cause our customers to experience deterioration of their businesses, cash flow, and ability to obtain financing. As a result, existing or potential customers may delay or cancel plans to purchase our products and may not be able to fulfill their obligations to us in a timely fashion or in full. Further, our vendors may experience similar problems, which may impact their ability to fulfill our orders or meet agreed service and quality levels. If regional or global economic conditions deteriorate, our results of operations, financial position, and cash flows could be materially adversely affected. Also, deterioration in economic conditions, expectations for future revenue, projected future cash flows, or other factors have triggered and could trigger additional recognition of impairment charges for our goodwill or other long-lived assets. Impairment charges, if any, may be material to our results of operations and financial position.

Foreign currency exchange rates may adversely affect our results.

Our Consolidated Financial Statements are prepared in United States (“U.S.”) dollars; however, a significant portion of our business is conducted outside the U.S. Changes in the relative values of currencies may have a significant effect on our results of operations, financial position, and cash flows.

We are exposed to the effects of changes in foreign currency exchange rates on our costs and revenue. Approximately 60% of our net sales for fiscal 2020 were invoiced in currencies other than the U.S. dollar, and we expect non-U.S. dollar revenue to continue to represent a significant portion of our future net sales. We have elected not to hedge this foreign currency exposure. Therefore, when the U.S. dollar strengthens in relation to the currencies of the countries where we sell our products, such as the euro or Asian currencies, our U.S. dollar reported revenue and income will decrease.

We manage certain cash, intercompany, and other balance sheet currency exposures in part by entering into financial derivative contracts. In addition to the risk of non-performance by the counterparty to these contracts, our efforts to manage these risks might not be successful.

We have suffered and could continue to suffer significant business interruptions, including impacts resulting from the COVID-19 pandemic.

Our operations and those of our suppliers and customers, and the supply chains that support their operations, may be vulnerable to interruption by natural disasters such as earthquakes, tsunamis, typhoons, tornados, or floods; other disasters such as fires, explosions, acts of terrorism or war, or disease or other adverse health developments, including impacts resulting from the COVID-19 pandemic; or failures of management information or other systems due to internal or external causes. In addition, such interruptions could result in a widespread crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. If a business interruption occurs and we are unsuccessful in our continuing efforts to minimize the impact of these events, our business, results of operations, financial position, and cash flows could be materially adversely affected. The COVID-19 pandemic is currently impacting countries, communities, workforces, supply chains, and markets around the world, and as a result, we have experienced disruptions and restrictions on our employees’ ability to travel, as well as temporary closures of our facilities and the facilities of our customers, suppliers, and other vendors in our supply chain. As a result of the COVID-19 pandemic, some of our employees have transitioned to working from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks. The COVID-19 pandemic has had, and we expect that it will continue to have, a negative impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods. The extent to which the COVID-19 pandemic will further impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the further spread of the virus to additional persons and geographic regions; the severity of the virus; the duration of the pandemic; the impact on our suppliers’ and customers’ supply chains and financial positions, including their ability to pay us; the actions that may be taken by various governmental authorities in response to the outbreak in jurisdictions in which we operate; and the possible impact on the global economy and local economies in which we operate. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

•

the impact of the United Kingdom’s withdrawal from the EU on January 31, 2020 (commonly referred to as “Brexit”), subject to a transition period that is set to end on December 31, 2020, could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers and suppliers. The effects of Brexit, including long-lasting effects of Brexit on EU market access, will depend on more permanent agreements between the United Kingdom and the EU to be negotiated during the transition period; and

•	the impact of each of the foregoing on our outsourcing and procurement arrangements.

We have sizeable operations in China, including 17 principal manufacturing sites. In addition, approximately 20% of our net sales in fiscal 2020 were made to customers in China. Economic conditions in China have been, and may continue to be, volatile and uncertain. In addition, the legal and regulatory system in China is still developing and subject to change. Accordingly, our operations and transactions with customers in China could be adversely affected by changes to market conditions, changes to the regulatory environment, or interpretation of Chinese law.

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

Approximately 40% of our net sales for fiscal 2020 were to customers in the automotive industry. The automotive industry is dominated by large manufacturers that can exert significant price pressure on their suppliers. Additionally, the automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions. As a supplier of automotive electronics products, our sales of these products and our profitability have been and could continue to be negatively affected by significant declines in global or regional economic or credit conditions and changes in the operations, products, business models, part-sourcing requirements, financial condition, and market share of automotive manufacturers, as well as potential consolidations among automotive manufacturers.

During fiscal 2020, approximately 10% of our net sales were to customers in the aerospace, defense, oil, and gas end market, 9% of our net sales were to customers in the industrial equipment end market, and 9% of our net sales were to customers in the commercial transportation market. The aerospace and defense industry has undergone significant fluctuations in demand as a result of economic and political conditions, including the impact of the COVID-19 pandemic. Demand in the oil and gas market is impacted by oil price volatility. The industrial equipment industry is dependent upon economic conditions, including customer investment in factory automation, intelligent buildings, and process control systems, as well as market conditions in the rail transportation, solar and lighting, and other major industrial markets we serve. Demand in the commercial transportation industry is impacted by the economic environment and market conditions in the heavy truck, construction, agriculture, and recreational vehicle markets.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established annual disclosure and reporting requirements for those companies who use tin, tantalum, tungsten, or gold (“conflict minerals” or “3TG”) mined from the Democratic Republic of the Congo (“DRC”) and adjoining countries (together with the DRC, the “Covered Countries”) in their products. These requirements, as well as new and additional regulations like the EU’s Conflict Minerals Regulation, could affect the sourcing, pricing, and availability of 3TG used in the manufacture of certain of our products, and may result in only a limited pool of suppliers who can demonstrate that they do not source any 3TG from the Covered Countries. Accordingly, we cannot provide assurance that we will be able to obtain non-conflict 3TG in sufficient quantities or at competitive prices. Further, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins and chain of custody for all conflict minerals used in our products through our due diligence procedures.

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

Security breaches and other disruptions to our information technology infrastructure or violations of data privacy laws could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the normal course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Specifically, we are subject to the laws of various states and countries where we operate or do business related to solicitation, collection, processing, transferring, storing, or use of consumer, customer, vendor, or employee information or related data, including the EU’s General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act of 2018, which went into effect in January 2020. In addition, several other countries in which we operate or do business, such as China, have enacted or are considering enacting laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. If countries in which we operate or do business adopt data localization or data residency laws, we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant cost implications.

Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded to mitigate persistent and continuously evolving cybersecurity threats, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, pandemics (including COVID-19), or other catastrophic events. In recent years, we have been the target of attempted cyber intrusions, and must continuously monitor and develop our systems to protect the integrity and functionality of our information technology infrastructure and access to and the security of our employees’, customers’, and suppliers’ data. Security breaches and other disruptions to our information technology infrastructure or violations of data privacy laws could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation which could materially adversely affect our business. While we have experienced, and expect to continue to experience, threats to our information technology networks and infrastructure, to date none of these threats have had a material impact on our business or operations. In addition, as a result of the COVID-19 pandemic, some of our employees have transitioned to working from home on a full-time or part-time basis, which may increase our vulnerability to cyber and other information technology risks.

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

The market price of our shares may fluctuate widely.

The market price of our shares may fluctuate widely, depending upon many factors, including:

•	our quarterly or annual earnings;
•	quarterly or annual sales or earnings guidance that we may provide or changes thereto;
•	actual or anticipated fluctuations in our operating results;

•	volatility in financial markets and market fluctuations caused by global and regional economic conditions and investors’ concerns about potential risks to future economic growth;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	tax legislative and regulatory actions and proposals in Switzerland, the U.S., the EU, and other jurisdictions;
•	announcements by us or our competitors of significant acquisitions or dispositions; and
•	the operating and stock price performance of comparable companies and companies that serve end markets important to our business.

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

As a Swiss corporation, our board of directors may not declare and pay dividends or distributions on our shares or reclassify reserves on our standalone unconsolidated Swiss balance sheet without shareholder approval and without satisfying certain other requirements. In addition, our articles of association allow us to create authorized share capital that can be issued by the board of directors, but this authorization is limited to (i) authorized share capital up to 50% of the existing registered shares with such authorization valid for a maximum of two years, which authorization period ends on March 11, 2022, approved by our shareholders at our March 11, 2020 annual general meeting of shareholders and (ii) conditional share capital of up to 50% of the existing registered shares that may be issued only for specific purposes. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares from authorized share capital and advance subscription rights to existing shareholders to subscribe for new issuances of shares from conditional share capital. Swiss law also does not provide much flexibility in the various terms that can attach to different classes of shares, and reserves for approval by shareholders many types of corporate actions, including the creation of shares with preferential rights with respect to liquidation, dividends, and/or voting. Moreover, under Swiss law, we generally may not issue registered shares for an amount below par value without prior shareholder approval to decrease the par value of our registered shares. Any such actions for which our shareholders must vote will require that we file a preliminary proxy statement with the SEC and convene a meeting of shareholders, which would delay the timing to execute such actions. Such limitations provide the board of directors less flexibility with respect to our capital management. While we do not believe that Swiss law requirements relating to the issuance of shares will have a material adverse effect on us, we cannot provide assurance that situations will not arise where such flexibility would have provided substantial benefits to our shareholders and such limitations on our capital management flexibility would make our stock less attractive to investors.

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

These provisions may only be amended by the affirmative vote of the holders of 80% of our issued voting shares, which could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price, or otherwise be considered favorable by our shareholders. Our articles of association also contain provisions permitting our board of directors to issue new shares from authorized or conditional capital (in either case, representing a maximum of 50% of the shares presently registered in the commercial register and in case of issuances from authorized capital, until March 11, 2022 unless re-authorized by shareholders for a subsequent two-year period) without shareholder approval and without regard for shareholders’ preemptive rights or advance subscription rights, for the purpose of the defense of an actual, threatened, or potential unsolicited takeover bid, in relation to which the board of directors, upon consultation with an independent financial advisor, has not recommended acceptance to the shareholders. We note that Swiss courts have not addressed whether or not a takeover bid of this nature is an acceptable reason under Swiss law for withdrawing or limiting preemptive rights with respect to authorized share capital or advance subscription rights with respect to conditional share capital. In addition, the New York Stock Exchange (“NYSE”), on which our shares are listed, requires shareholder approval for issuances of shares equal to 20% or more of the outstanding shares or voting power, with limited exceptions.

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

•	EU and other country efforts to adopt certain OECD proposals and modified OECD proposals (including the Anti-Tax Avoidance Directive, state aid cases, and various transparency proposals), and
•	tax policy changes in the U.S., such as additional federal tax reform measures, new tax regulations, and revisions to the Model Income Tax Treaty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in Schaffhausen, Switzerland. As of fiscal year end 2020, we owned approximately 18 million square feet and leased approximately 9 million square feet of aggregate floor space, used primarily for manufacturing, warehousing, and office space. We believe our facilities are suitable for the conduct of our business and adequate for our current needs.

We manufacture our products in over 25 countries worldwide. Our manufacturing sites focus on various aspects of our manufacturing processes, including our primary processes of stamping, plating, molding, extrusion, beaming, and assembly. We consider the productive capacity of our manufacturing facilities sufficient. As of fiscal year end 2020, our principal centers of manufacturing output by segment and geographic region were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(number of manufacturing facilities)
Asia–Pacific	9	7	7	23
EMEA	22	22	3	47
Americas	10	24	3	37
Total	41	53	13	107

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common shares are listed and traded on the NYSE under the symbol “TEL.” As of November 4, 2020, there were 18,230 shareholders of record of our common shares.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares against the cumulative return on the S&P 500 Index and the Dow Jones Electrical Components and Equipment Index. The graph assumes the investment of $100 in our common shares and in each index at fiscal year end 2015 and assumes the reinvestment of all dividends and distributions. The graph shows the cumulative total return for the last five fiscal years. The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common shares.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
AMONG TE CONNECTIVITY LTD., S&P 500 INDEX, AND
DOW JONES ELECTRICAL COMPONENTS & EQUIPMENT INDEX
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
TE Connectivity Ltd.
S&P 500 Index
Dow Jones Electrical Components & Equipment

	Fiscal Year End
	2015	2016	2017	2018	2019	2020
TE Connectivity Ltd.	$100.00	$112.75	$148.52	$160.01	$172.38	$181.13
S&P 500 Index	100.00	114.80	136.17	160.55	166.53	189.01
Dow Jones Electrical Components and Equipment Index	100.00	118.71	153.08	170.22	163.89	171.79
(1)	$100 invested on September 25, 2015 in TE Connectivity Ltd.’s common shares and in indexes. Indexes calculated on month-end basis.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our common shares during the quarter ended September 25, 2020:

				Maximum
			Total Number of	Approximate
			Shares Purchased	Dollar Value
			as Part of	of Shares that May
	Total Number	Average Price	Publicly Announced	Yet Be Purchased
	of Shares	Paid Per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs(2)	or Programs(2)
June 27–July 24, 2020	295	$81.09	—	$995,115,788
July 25–August 28, 2020	6,752	88.11	—	995,115,788
August 29–September 25, 2020	8,106	99.26	—	995,115,788
Total	15,153	$93.94	—
(1)	These columns represent the acquisition of common shares from individuals to satisfy tax withholding requirements in connection with the vesting of restricted share awards issued under equity compensation plans.
(2)	Our share repurchase program authorizes us to purchase a portion of our outstanding common shares from time to time through open market or private transactions, depending on business and market conditions. The share repurchase program does not have an expiration date.

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

	As of or for Fiscal
	2020	2019	2018	2017	2016(1)

	(in millions, except per share data)
Statement of Operations Data
Net sales	$12,172	$13,448	$13,988	$12,185	$11,352
Acquisition and integration costs	36	27	14	6	22
Restructuring and other charges (credits), net(2)	257	255	126	147	(2)
Impairment of goodwill(3)	900	—	—	—	—
Other income (expense), net(4)	20	2	1	(42)	(677)
Income tax (expense) benefit(5)	(783)	15	344	(180)	826
Income (loss) from continuing operations	(259)	1,946	2,584	1,540	1,847
Income (loss) from discontinued operations, net of income taxes(6)	18	(102)	(19)	143	162
Net income (loss)	(241)	1,844	2,565	1,683	2,009

Per Share Data
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.78)	$5.76	$7.38	$4.34	$5.05
Net income (loss)	(0.73)	5.46	7.33	4.74	5.49
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.78)	$5.72	$7.32	$4.30	$5.01
Net income (loss)	(0.73)	5.42	7.27	4.70	5.44

Dividends paid per common share	$1.88	$1.80	$1.68	$1.54	$1.40

Balance Sheet Data
Total assets	$19,242	$19,694	$20,386	$19,403	$17,608
Long-term liabilities	6,057	5,584	5,145	5,805	6,057
Total shareholders’ equity	9,383	10,570	10,831	9,751	8,485
(1)	Fiscal 2016 was a 53-week year.

(2)	Fiscal 2016 included a pre-tax gain of $144 million on the sale of our Circuit Protection Devices business.
(3)	Fiscal 2020 included a goodwill impairment charge related to the Sensors reporting unit in our Transportation Solutions segment. See Note 8 to the Consolidated Financial Statements for additional information regarding the impairment of goodwill.
(4)	Fiscal 2016 net other income (expense) was recorded primarily pursuant to the Tax Sharing Agreement with Tyco International plc and Covidien plc and included $604 million of other expense related to the effective settlement of tax matters for the years 1997 through 2000 and $46 million of other expense related to a tax settlement in another tax jurisdiction.
(5)	For fiscal 2020, 2019, and 2018, see Note 16 to the Consolidated Financial Statements for additional information. Fiscal 2016 included a $1,135 million income tax benefit related to the effective settlement of tax matters for the years 1997 through 2000, partially offset by a $91 million income tax charge related to an increase to the valuation allowance for certain U.S. deferred tax assets. Additionally, fiscal 2016 included an $83 million net income tax benefit related to tax settlements in certain other tax jurisdictions, partially offset by an income tax charge related to certain legal entity restructurings.
(6)	Fiscal 2019 included a pre-tax loss of $86 million on the sale of our Subsea Communications business. For additional information regarding discontinued operations, see Note 4 to the Consolidated Financial Statements.

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

Discussion of our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. Discussion of our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019.

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

Summary of Fiscal 2020 Performance

●	Our fiscal 2020 net sales decreased 9.5% from fiscal 2019 levels due to sales declines in the Transportation Solutions segment and, to a lesser degree, the Industrial Solutions and Communications Solutions segments. On an organic basis, our net sales decreased 9.9% in fiscal 2020 as compared to fiscal 2019. Our net sales declines included significant unfavorable impacts from the COVID-19 pandemic.
●	Our net sales by segment were as follows:
●	Transportation Solutions—Our net sales decreased 12.5% due to sales declines in the automotive end market and, to a lesser degree, the commercial transportation and sensors end markets.
●	Industrial Solutions—Our net sales decreased 6.1% primarily as a result of sales declines in the industrial equipment and the aerospace, defense, oil, and gas end markets.

●	Communications Solutions—Our net sales decreased 3.5% due to sales declines in both the appliances and the data and devices end markets.
●	During fiscal 2020, our shareholders approved a dividend payment to shareholders of $1.92 per share, payable in four equal quarterly installments of $0.48 beginning in the third quarter of fiscal 2020 and ending in the second quarter of fiscal 2021.
●	Net cash provided by continuing operating activities was $1,991 million in fiscal 2020.
●	We acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, during fiscal 2020.

COVID-19 Pandemic and Economic Conditions

A novel strain of coronavirus (“COVID-19”) was first identified in China in December 2019 and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our sales and operating results during fiscal 2020, and we expect that it will continue to have an impact on our financial condition and results of operations in the near term and may have a material impact on our financial condition, liquidity, and results of operations in future periods.

The COVID-19 pandemic is currently impacting, and we expect that it will continue to impact, our business operations globally, causing potential disruption in our suppliers’ and customers’ supply chains, some of our business locations to reduce or suspend operations, and a reduction in demand for certain products from direct customers or end markets. While a number of our businesses are operating as essential businesses, some have had and continue to have adjusted, reduced, or suspended operating activities at certain locations. In addition, the COVID-19 pandemic may have far-reaching impacts on many additional aspects of our operations, directly and indirectly, including with respect to its impacts on customer behaviors, business and manufacturing operations, inventory, our employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. We expect to continue to assess the evolving impact of the COVID-19 pandemic and intend to adjust our operations accordingly. For example, throughout our operations, we have enacted additional health and safety measures for the protection of our employees, including providing personal protective equipment, enhanced cleaning and sanitizing of our facilities, and remote working arrangements.

We expect that the COVID-19 pandemic will continue to impact several of the markets we serve, in particular the automotive and commercial aerospace markets. We expect these markets to decline in the near term relative to fiscal 2020 and they may decline in future periods. However, despite these market declines, we expect a slight increase in our total net sales in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. See “Outlook” below for additional information.

In response to the current economic environment and our sales declines relative to fiscal 2019, we have taken and continue to focus on actions to manage costs. These include restructuring and other cost reduction initiatives, such as reducing discretionary spending, cutting capital expenditures, reducing travel, and furloughing certain employees. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers, shareholders, and the communities in which we operate.

For further discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors.”

Outlook

In the first quarter of fiscal 2021, we expect our net sales to be approximately $3.2 billion as compared to $3.17 billion in the first quarter of fiscal 2020. This represents a slight increase resulting from sales growth in the Transportation Solutions and Communications Solutions segments, partially offset by sales declines in the Industrial Solutions segment. Additional information regarding expectations for our reportable segments is as follows:

●	Transportation Solutions—In the automotive end market, we expect our net sales increase resulting from content growth to be offset by sales decreases resulting from declines in global automotive production in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020. We expect global automotive production in the first quarter of fiscal 2021 to decline compared to the first quarter of fiscal 2020, but to increase from the fourth quarter of fiscal 2020. We expect our net sales to increase in the sensors and commercial transportation end markets in the first quarter of fiscal 2021 over the first quarter of fiscal 2020. Our sales in the sensors end market are expected to benefit from the acquisition of First Sensor.
●	Industrial Solutions—We expect our net sales to decline in the aerospace, defense, oil, and gas end market in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020 primarily as a result of weakness in the commercial aerospace market. We expect the commercial aerospace market to decline over 20% in fiscal 2021 as compared to fiscal 2020.
●	Communications Solutions—We expect our net sales to increase in both the data and devices and the appliances end markets in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020. We expect to continue to benefit from cloud infrastructure spending and a recovery in the appliances market in fiscal 2021 as compared to fiscal 2020.

We expect diluted earnings per share from continuing operations to be approximately $0.83 per share in the first quarter of fiscal 2021. This outlook reflects the positive impact of foreign currency exchange rates on net sales and earnings per share of approximately $55 million and $0.04 per share, respectively, in the first quarter of fiscal 2021 as compared to the same period of fiscal 2020.

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

Acquisitions

During fiscal 2020, we acquired approximately 72% of the outstanding shares of First Sensor for €181 million in cash (equivalent to $201 million using an exchange rate of $1.11 per €1.00), net of cash acquired. This business has been reported as part of our Transportation Solutions segment from the date of acquisition.

We acquired four additional businesses for a combined cash purchase price of $135 million, net of cash acquired, during fiscal 2020. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

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

Results of Operations

Net Sales

The following table presents our net sales and the percentage of total net sales by segment:

	Fiscal
	2020		2019

	($ in millions)
Transportation Solutions	$6,845	56%	$7,821	58%
Industrial Solutions	3,713	31	3,954	30
Communications Solutions	1,614	13	1,673	12
Total	$12,172	100%	$13,448	100%

The following table provides an analysis of the change in our net sales by segment:

	Change in Net Sales for Fiscal 2020 versus Fiscal 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Transportation Solutions	$(976)	(12.5)%	$(1,066)	(13.5)%	$(65)	$155
Industrial Solutions	(241)	(6.1)	(212)	(5.4)	(29)	—
Communications Solutions	(59)	(3.5)	(54)	(3.2)	(5)	—
Total	$(1,276)	(9.5)%	$(1,332)	(9.9)%	$(99)	$155

Net sales decreased $1,276 million, or 9.5%, in fiscal 2020 as compared to fiscal 2019. The decrease in net sales resulted from organic net sales declines of 9.9% and the negative impact of foreign currency translation of 0.8% due to the weakening of certain foreign currencies, partially offset by sales contributions from acquisitions of 1.2%. Price erosion adversely affected organic net sales by $173 million in fiscal 2020. In fiscal 2020, our net sales declines included significant unfavorable impacts from the COVID-19 pandemic.

See further discussion of net sales below under “Segment Results.”

Net Sales by Geographic Region. Our business operates in three geographic regions—Asia–Pacific, EMEA, and the Americas—and our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. dollars at the end of each fiscal period. We sell our products into approximately 140 countries, and approximately 60% of our net sales were invoiced in currencies other than the U.S. dollar in fiscal 2020. The percentage of net sales in fiscal 2020 by major currencies invoiced was as follows:

Currencies	Percentage
U.S. dollar	43%
Euro	29
Chinese renminbi	15
Japanese yen	6
All others	7
Total	100%

The following table presents our net sales and the percentage of total net sales by geographic region:

	Fiscal
	2020		2019

	($ in millions)
Asia–Pacific	$4,246	35%	$4,401	33%
EMEA	4,220	35	4,823	36
Americas	3,706	30	4,224	31
Total	$12,172	100%	$13,448	100%

The following table provides an analysis of the change in our net sales by geographic region:

	Change in Net Sales for Fiscal 2020 versus Fiscal 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Asia–Pacific	$(155)	(3.5)%	$(123)	(2.8)%	$(32)	$—
EMEA	(603)	(12.5)	(676)	(14.0)	(28)	101
Americas	(518)	(12.3)	(533)	(12.6)	(39)	54
Total	$(1,276)	(9.5)%	$(1,332)	(9.9)%	$(99)	$155

Cost of Sales and Gross Margin

The following table presents cost of sales and gross margin information:

	Fiscal
	2020	2019	Change

	($ in millions)
Cost of sales	$8,437	$9,054	$(617)
As a percentage of net sales	69.3%	67.3%

Gross margin	$3,735	$4,394	$(659)
As a percentage of net sales	30.7%	32.7%

In fiscal 2020, gross margin decreased $659 million as compared to fiscal 2019 primarily as a result of lower volume and, to a lesser degree, price erosion and lower manufacturing productivity, partially offset by lower material costs.

We use a wide variety of raw materials in the manufacture of our products. Cost of sales and gross margin are subject to variability in raw material prices which continue to fluctuate for many of the raw materials we use, including copper, gold, and silver. In fiscal 2020, we purchased approximately 160 million pounds of copper, 107,000 troy ounces of gold, and 2.2 million troy ounces of silver. The following table presents the average prices incurred related to copper, gold, and silver:

		Fiscal
	Measure	2020	2019
Copper	Lb.	$2.78	$2.93
Gold	Troy oz.	1,395	1,309
Silver	Troy oz.	16.21	16.42

In fiscal 2021, we expect to purchase approximately 155 million pounds of copper, 105,000 troy ounces of gold, and 2.2 million troy ounces of silver.

Operating Expenses

The following table presents operating expense information:

	Fiscal
	2020	2019	Change

	($ in millions)
Selling, general, and administrative expenses	$1,392	$1,490	$(98)
As a percentage of net sales	11.4%	11.1%

Restructuring and other charges, net	$257	$255	$2
Impairment of goodwill	900	—	900

Selling, General, and Administrative Expenses. In fiscal 2020, selling, general, and administrative expenses decreased $98 million as compared to fiscal 2019 due primarily to reduced selling expenses, cost control measures, and savings attributable to restructuring actions.

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

During fiscal 2020 and 2019, we initiated restructuring programs associated with footprint consolidation and structural improvements impacting all segments. The fiscal 2020 actions were due in part to the COVID-19 pandemic. We incurred net restructuring charges of $257 million and $255 million in fiscal 2020 and 2019, respectively. Annualized cost savings related to actions initiated in fiscal 2020 are expected to be approximately $200 million and are expected to be realized by the end of fiscal 2022. Cost savings will be reflected primarily in cost of sales and selling, general, and administrative expenses. For fiscal 2021, we currently expect total restructuring charges to be approximately $200 million and total spending, which will be funded with cash from operations, to be approximately $250 million.

See Note 3 to the Consolidated Financial Statements for additional information regarding net restructuring and other charges.

Impairment of Goodwill. As a result of current and projected declines in sales and profitability, due in part to the impact of the COVID-19 pandemic and projected reductions in global automotive production as of March 2020, of the Sensors reporting unit of the Transportation Solutions segment during the second quarter of fiscal 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required.

As discussed in Note 2 to the Consolidated Financial Statements, during the second quarter of fiscal 2020, we adopted Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million in the second quarter of fiscal 2020. As of fiscal year end 2020, the Sensors reporting unit had a remaining goodwill allocation of $511 million. See Note 8 to the Consolidated Financial Statements for additional information regarding the impairment of goodwill and our annual goodwill impairment test.

Operating Income

The following table presents operating income and operating margin information:

	Fiscal
	2020	2019	Change

	($ in millions)
Operating income	$537	$1,978	$(1,441)
Operating margin	4.4%	14.7%

Operating income included the following:

	Fiscal
	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$36	$27
Charges associated with the amortization of acquisition-related fair value adjustments	4	3
	40	30
Restructuring and other charges, net	257	255
Impairment of goodwill	900	—
Other items(1)	—	17
Total	$1,197	$302
(1)	Represents the write-off of certain spare parts.

See discussion of operating income below under “Segment Results.”

Non-Operating Items

The following table presents select non-operating information:

	Fiscal
	2020	2019	Change

	($ in millions)
Interest expense	$48	$68	$(20)

Income tax expense (benefit)	783	(15)	798
Effective tax rate	149.4%	(0.8)%

Income (loss) from discontinued operations, net of income taxes	$18	$(102)	$120

Interest Expense. Interest expense decreased $20 million during fiscal 2020 due primarily to a lower cost of debt and our cross-currency swap program that hedges our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,664 million at fiscal year end 2020. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.4% per annum and pay no interest. See Note 14 to the Consolidated Financial Statements for additional information regarding our cross-currency swap program.

Income Taxes. See Note 16 to the Consolidated Financial Statements for discussion of items impacting income tax expense (benefit) and the effective tax rate for fiscal 2020 and 2019, including the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), increases to the valuation allowance for certain deferred tax assets, and the termination of the Tax Sharing Agreement.

The valuation allowance for deferred tax assets was $4,429 million and $4,970 million at fiscal year end 2020 and 2019, respectively. See Note 16 to the Consolidated Financial Statements for further information regarding the valuation allowance for deferred tax assets.

As of fiscal year end 2020, certain subsidiaries had approximately $29 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. See Note 16 to the Consolidated Financial Statements for additional information regarding undistributed earnings.

Income (Loss) from Discontinued Operations, Net of Income Taxes. During fiscal 2019, we sold our SubCom business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million. The net sales of the business were $41 million in fiscal 2019. The results for fiscal 2019 represent one month of activity. See Note 4 to the Consolidated Financial Statements for additional information regarding discontinued operations.

Segment Results

Transportation Solutions

Net Sales. The following table presents the Transportation Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2020		2019

	($ in millions)
Automotive	$4,903	72%	$5,686	73%
Commercial transportation	1,051	15	1,221	15
Sensors	891	13	914	12
Total	$6,845	100%	$7,821	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Transportation Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2020 versus Fiscal 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation	Acquisitions

	($ in millions)
Automotive	$(783)	(13.8)%	$(742)	(12.9)%	$(41)	$—
Commercial transportation	(170)	(13.9)	(176)	(14.4)	(21)	27
Sensors	(23)	(2.5)	(148)	(16.3)	(3)	128
Total	$(976)	(12.5)%	$(1,066)	(13.5)%	$(65)	$155

Net sales in the Transportation Solutions segment decreased $976 million, or 12.5%, in fiscal 2020 from fiscal 2019 as a result of organic net sales declines of 13.5% and the negative impact of foreign currency translation of 0.9%, partially offset by sales contributions from acquisitions of 1.9%. Net sales declines in fiscal 2020 included significant unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Automotive—Our organic net sales decreased 12.9% in fiscal 2020 with declines of 18.0% in the Americas region, 16.7% in the EMEA region, and 6.4% in the Asia–Pacific region. Our overall organic net sales decreased as a result of declines in global automotive production; however, our sales decreased at a lesser rate than global automotive production due to content gains.
●	Commercial transportation—Our organic net sales decreased 14.4% in fiscal 2020 due to market weakness in the Americas and EMEA regions, partially offset by growth in the Asia–Pacific region.
●	Sensors—Our organic net sales decreased 16.3% in fiscal 2020 as a result of weakness across all markets.

Operating Income (Loss). The following table presents the Transportation Solutions segment’s operating income (loss) and operating margin information:

	Fiscal
	2020	2019	Change

	($ in millions)
Operating income (loss)	$(93)	$1,226	$(1,319)
Operating margin	(1.4)%	15.7%

Operating income (loss) in the Transportation Solutions segment decreased $1,319 million in fiscal 2020 as compared to fiscal 2019. The Transportation Solutions segment’s operating income (loss) included the following:

	Fiscal
	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$28	$17
Charges associated with the amortization of acquisition-related fair value adjustments	4	—
	32	17
Restructuring and other charges, net	113	144
Impairment of goodwill	900	—
Other items	—	14
Total	$1,045	$175

Excluding these items, operating income decreased in fiscal 2020 primarily as a result of lower volume and, to a lesser degree, price erosion and lower manufacturing productivity, partially offset by lower material costs.

Industrial Solutions

Net Sales. The following table presents the Industrial Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2020		2019

	($ in millions)
Aerospace, defense, oil, and gas	$1,201	32%	$1,306	33%
Industrial equipment	1,098	30	1,242	31
Medical	697	19	707	18
Energy	717	19	699	18
Total	$3,713	100%	$3,954	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Industrial Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2020 versus Fiscal 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Aerospace, defense, oil, and gas	$(105)	(8.0)%	$(100)	(7.8)%	$(5)
Industrial equipment	(144)	(11.6)	(133)	(10.7)	(11)
Medical	(10)	(1.4)	(9)	(1.3)	(1)
Energy	18	2.6	30	4.3	(12)
Total	$(241)	(6.1)%	$(212)	(5.4)%	$(29)

In the Industrial Solutions segment, net sales decreased $241 million, or 6.1%, in fiscal 2020 from fiscal 2019 due primarily to organic net sales declines of 5.4%. Significant unfavorable impacts of the COVID-19 pandemic were included in our net sales declines in fiscal 2020. Our organic net sales by industry end market were as follows:

●	Aerospace, defense, oil, and gas—Our organic net sales decreased 7.8% in fiscal 2020 due primarily to weakness in the commercial aerospace market, partially offset by strength in the defense market.
●	Industrial equipment—Our organic net sales decreased 10.7% in fiscal 2020 as a result of market weakness in industrial applications across all regions.
●	Medical—Our organic net sales decreased 1.3% in fiscal 2020 due primarily to delays in elective procedures.
●	Energy—Our organic net sales increased 4.3% in fiscal 2020 primarily as a result of growth in the EMEA and Americas regions.

Operating Income. The following table presents the Industrial Solutions segment’s operating income and operating margin information:

	Fiscal
	2020	2019	Change

	($ in millions)
Operating income	$412	$543	$(131)
Operating margin	11.1%	13.7%

Operating income in the Industrial Solutions segment decreased $131 million in fiscal 2020 from fiscal 2019. The Industrial Solutions segment’s operating income included the following:

	Fiscal
	2020	2019

	(in millions)
Acquisition-related charges:
Acquisition and integration costs	$8	$10
Charges associated with the amortization of acquisition-related fair value adjustments	—	3
	8	13
Restructuring and other charges, net	102	63
Other items	—	2
Total	$110	$78

Excluding these items, operating income decreased in fiscal 2020 primarily as a result of lower volume, partially offset by lower material costs.

Communications Solutions

Net Sales. The following table presents the Communications Solutions segment’s net sales and the percentage of total net sales by industry end market(1):

	Fiscal
	2020		2019

	($ in millions)
Data and devices	$973	60%	$993	59%
Appliances	641	40	680	41
Total	$1,614	100%	$1,673	100%
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.

The following table provides an analysis of the change in the Communications Solutions segment’s net sales by industry end market:

	Change in Net Sales for Fiscal 2020 versus Fiscal 2019
	Net Sales		Organic Net Sales
	Growth (Decline)		Growth (Decline)		Translation

	($ in millions)
Data and devices	$(20)	(2.0)%	$(23)	(2.5)%	$3
Appliances	(39)	(5.7)	(31)	(4.4)	(8)
Total	$(59)	(3.5)%	$(54)	(3.2)%	$(5)

Net sales in the Communications Solutions segment decreased $59 million, or 3.5%, in fiscal 2020 as compared to fiscal 2019 due primarily to organic net sales declines of 3.2%. In fiscal 2020, our net sales declines included unfavorable impacts of the COVID-19 pandemic. Our organic net sales by industry end market were as follows:

●	Data and devices—Our organic net sales decreased 2.5% in fiscal 2020 primarily as a result of market weakness in the Americas and EMEA regions, partially offset by increased sales to cloud infrastructure customers.
●	Appliances—Our organic net sales decreased 4.4% in fiscal 2020 due primarily to market weakness in the EMEA and Americas regions.

Operating Income. The following table presents the Communications Solutions segment’s operating income and operating margin information:

	Fiscal
	2020	2019	Change

	($ in millions)
Operating income	$218	$209	$9
Operating margin	13.5%	12.5%

In the Communications Solutions segment, operating income increased $9 million in fiscal 2020 as compared to fiscal 2019. The Communications Solutions segment’s operating income included the following:

	Fiscal
	2020	2019

	(in millions)
Restructuring and other charges, net	$42	$48
Other items	—	1
Total	$42	$49

Excluding these items, fiscal 2020 operating income was consistent with fiscal 2019 levels.

Liquidity and Capital Resources

Our ability to fund our future capital needs will be affected by our ability to continue to generate cash from operations and may be affected by our ability to access the capital markets, money markets, or other sources of funding, as well as the capacity and terms of our financing arrangements. We believe that cash generated from operations and, to the extent necessary, these other sources of potential funding will be sufficient to meet our anticipated capital needs for the foreseeable future, including the payments of $250 million of 4.875% senior notes due in January 2021 and €350 million of fixed-to-floating rate senior notes due in June 2021, and compensation payments to First Sensor minority shareholders. We may use excess cash to purchase a portion of our common shares pursuant to our authorized share repurchase program, to acquire strategic businesses or product lines, to pay dividends on our common shares, or to reduce our outstanding debt. The cost or availability of future funding may be impacted by financial market conditions. We will continue to monitor financial markets and respond as necessary to changing conditions, including future developments related to the COVID-19 pandemic. There is uncertainty surrounding the duration and scope of the COVID-19 pandemic and it may have a material impact on our liquidity and financial conditions. We believe that we have sufficient financial resources and liquidity which, along with managing expenses and capital structure flexibility, will enable us to meet our ongoing working capital and other cash flow needs during the COVID-19 pandemic and resulting period of economic uncertainty which included reduced sales and net income levels for us in fiscal 2020 relative to fiscal 2019 and may include reduced sales and income levels in future periods. For further information on the risks and uncertainties associated with the COVID-19 pandemic, see “Part I. Item 1A. Risk Factors.”

As of fiscal year end 2020, our cash and cash equivalents were held in subsidiaries which are located in various countries throughout the world. Under current applicable laws, substantially all of these amounts can be repatriated to Tyco Electronics Group S.A. (“TEGSA”), our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company; however, the repatriation of these amounts could subject us to additional tax expense. We provide for tax liabilities on the Consolidated Financial Statements with respect to amounts that we expect to repatriate; however, no tax liabilities are recorded for amounts that we consider to be retained indefinitely and reinvested in our global manufacturing operations. As of fiscal year end 2020, we had approximately $5.3 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA and TE Connectivity Ltd. but we consider to be permanently reinvested. We estimate that up to $0.8 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities decreased $463 million to $1,991 million in fiscal 2020 as compared to $2,454 million in fiscal 2019. The decrease resulted primarily from lower pre-tax income levels.

The amount of income taxes paid, net of refunds, during fiscal 2020 and 2019 was $257 million and $338 million, respectively. We do not expect a significant change in our income tax payments as a result of Swiss Tax Reform. See Note 16 to the Consolidated Financial Statements for additional information regarding Swiss Tax Reform.

Pension contributions were $47 million and $45 million in fiscal 2020 and 2019, respectively. We expect pension contributions to be $69 million in fiscal 2021, before consideration of any voluntary contributions. For additional information regarding pensions, see Note 15 to the Consolidated Financial Statements.

Cash Flows from Investing Activities

Capital expenditures were $560 million and $749 million in fiscal 2020 and 2019, respectively. We expect fiscal 2021 capital spending levels to be approximately 5% of net sales. We believe our capital funding levels are adequate to support new programs, and we continue to invest in our manufacturing infrastructure to further enhance productivity and manufacturing capabilities.

During fiscal 2020, we acquired five businesses, including First Sensor, for a combined cash purchase price of $336 million, net of cash acquired. During fiscal 2019, we acquired three businesses for a combined cash purchase price of $296 million, net of cash acquired. See Note 5 to the Consolidated Financial Statements for additional information regarding acquisitions.

During fiscal 2019, we received net cash proceeds of $297 million related to the sale of our SubCom business. See additional information in Note 4 to the Consolidated Financial Statements.

Cash Flows from Financing Activities and Capitalization

Total debt at fiscal year end 2020 and 2019 was $4,146 million and $3,965 million, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.

During fiscal 2020, TEGSA, our wholly-owned subsidiary, issued €550 million aggregate principal amount of 0.00% senior notes due in February 2025. The notes are TEGSA’s unsecured senior obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2020 or 2019.

The Credit Facility contains a financial ratio covenant providing that if, as of the last day of each fiscal quarter, our ratio of Consolidated Total Debt to Consolidated EBITDA (as defined in the Credit Facility) for the then most recently concluded period of four consecutive fiscal quarters exceeds 3.75 to 1.0, an Event of Default (as defined in the Credit Facility) is triggered. The Credit Facility and our other debt agreements contain other customary covenants. None of our covenants are presently considered restrictive to our operations. As of fiscal year end 2020, we were in compliance with all of our debt covenants and believe that we will continue to be in compliance with our existing covenants for the foreseeable future.

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

Payments of common share dividends to shareholders were $625 million and $608 million in fiscal 2020 and 2019, respectively. See Note 18 to the Consolidated Financial Statements for additional information regarding dividends on our common shares.

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

In fiscal 2019, our board of directors authorized an increase of $1.5 billion in our share repurchase program. We repurchased approximately 6 million of our common shares for $505 million and approximately 12 million of our common shares for $1,014 million under the share repurchase program during fiscal 2020 and 2019, respectively. At fiscal year end 2020, we had $1.0 billion of availability remaining under our share repurchase authorization.

Summarized Guarantor Financial Information

In March 2020, the SEC adopted amendments to the financial disclosure requirements of Regulation S-X for subsidiary issuers and guarantors of registered debt securities and for affiliates whose securities are pledged as collateral for registered securities. The amended disclosure requirements permit alternative disclosures of summarized financial information for subsidiary issuers and guarantors and allow for these disclosures to be made outside the Consolidated Financial Statements and accompanying notes. We elected to early adopt these amendments in fiscal 2020.

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

	Fiscal Year End
	2020	2019

	(in millions)
Balance Sheet Data:
Total current assets	$134	$89
Total noncurrent assets(1)	3,282	2,634

Total current liabilities	1,237	1,014
Total noncurrent liabilities(2)	23,549	19,475
(1)	Includes $3,275 million and $2,562 million as of fiscal year end 2020 and 2019, respectively, of intercompany loans receivable from non-guarantor subsidiaries.
(2)	Includes $20,016 million and $16,033 million as of fiscal year end 2020 and 2019, respectively, of intercompany loans payable to non-guarantor subsidiaries.

	Fiscal
	2020	2019

	(in millions)
Statement of Operations Data:
Loss from continuing operations	$(206)	$(341)
Net loss	(202)	(391)

Commitments and Contingencies

The following table provides a summary of our contractual obligations and commitments for debt, minimum lease payment obligations under non-cancelable leases, and other obligations at fiscal year end 2020:

		Payments Due by Fiscal Year
	Total	2021	2022	2023	2024	2025	Thereafter

	(in millions)
Debt(1)	$4,161	$693	$506	$641	$352	$641	$1,328
Interest payments on debt(2)	865	103	88	79	72	60	463
Operating leases(3)	485	116	98	75	60	49	87
Purchase obligations(4)	611	593	8	6	1	—	3
Total contractual cash obligations(5)(6)(7)	$6,122	$1,505	$700	$801	$485	$750	$1,881
(1)	Debt represents principal payments. See Note 11 to the Consolidated Financial Statements for additional information regarding debt.
(2)	Interest payments exclude the impact of our interest rate swap and cross-currency swap contracts. Interest payments on debt are projected for future periods using rates in effect as of fiscal year end 2020 and are subject to change in future periods.
(3)	Operating leases represents the undiscounted lease payments. See Note 12 to the Consolidated Financial Statements for additional information regarding leases.
(4)	Purchase obligations consist primarily of commitments for purchases of goods and services.
(5)	The above table does not reflect unrecognized income tax benefits of $414 million and related accrued interest and penalties of $42 million, the timing of which is uncertain. See Note 16 to the Consolidated Financial Statements for additional information regarding unrecognized income tax benefits, interest, and penalties.
(6)	The above table does not reflect pension obligations to certain employees and former employees. We are obligated to make contributions to our pension plans; however, we are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance, and amounts of benefit payments. We expect to contribute $69 million to pension plans in fiscal 2021, before consideration of any voluntary contributions. See Note 15 to the Consolidated Financial Statements for additional information regarding these plans and our estimates of future contributions and benefit payments.

(7)	Other long-term liabilities of $874 million are excluded from the above table as we are unable to estimate the timing of payment for these items.

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

Off-Balance Sheet Arrangements

In certain instances, we have guaranteed the performance of third parties and provided financial guarantees for uncompleted work and financial commitments. The terms of these guarantees vary with end dates ranging from fiscal 2021 through the completion of such transactions. The guarantees would be triggered in the event of nonperformance, and the potential exposure for nonperformance under the guarantees would not have a material effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $249 million.

As discussed above, in fiscal 2019, we sold our SubCom business. In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $600 million as of fiscal year end 2020 and are expected to expire at various dates through fiscal 2025. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. At fiscal year end 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform. See Note 4 to the Consolidated Financial Statements for additional information regarding the divestiture of the SubCom business.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of fiscal year end 2020.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, as updated by ASU No. 2017-04, Simplifying the Test for Goodwill Impairment.

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

We test for goodwill impairment at the reporting unit level. A reporting unit is generally an operating segment or one level below an operating segment (a “component”) if the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. At fiscal year end 2020, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values. We review our reporting unit structure each year as part of our annual goodwill impairment test, or more frequently based on changes in our structure.

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

See Note 8 to the Consolidated Financial Statements for information regarding our early adoption of ASU 2017-04, our interim goodwill impairment test, and partial impairment charge of $900 million recorded in the second quarter of fiscal

2020. We completed our annual goodwill impairment test in the fourth quarter of fiscal 2020 and determined that no impairment existed.

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

Pension Plans

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

Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality, and employee turnover. These assumptions are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for high-

quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations to be paid under our pension plans. A decrease in the discount rate increases the present value of pension benefit obligations. At fiscal year end 2020, a 25-basis-point decrease in the discount rate would have increased the present value of our pension obligations by $143 million; a 25-basis-point increase would have decreased the present value of our pension obligations by $131 million. We consider the current and expected asset allocations of our pension plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 50-basis-point decrease or increase in the expected long-term return on plan assets would have increased or decreased, respectively, our fiscal 2020 pension expense by $12 million.

At fiscal year end 2020, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2020, our target asset allocation is 67% return-seeking and 33% liability-hedging.

Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting pronouncements.

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

Foreign Currency Exposures

As part of managing the exposure to changes in foreign currency exchange rates, we utilize cross-currency swap contracts and foreign currency forward contracts, a portion of which are designated as cash flow hedges. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on intercompany and other cash transactions. In addition, we utilize cross-currency swap contracts to hedge our net investment in certain foreign operations. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2020 market rates would have changed the unrealized value of our contracts by $265 million. A 10% appreciation or depreciation of the underlying currency in our cross-currency swap contracts or foreign currency forward contracts from the fiscal year end 2019 market rates would have changed the unrealized value of our contracts by $282 million. Such gains or losses on these contracts would generally be offset by the losses or gains on the revaluation or settlement of the underlying transactions.

Interest Rate and Investment Exposures

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. Based on our floating rate debt balances at fiscal year end 2020 and 2019, a 50-basis-point increase in the levels of the U.S. dollar interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense in both fiscal 2020 and 2019.

We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. At fiscal year end 2020 and 2019, we had forward starting interest rate swap contracts which had an aggregate notional value of $450 million and $350 million, respectively, and were designated as cash flow hedges.

We utilize investment swap contracts to manage earnings exposure on certain nonqualified deferred compensation liabilities.

Commodity Exposures

Our worldwide operations and product lines may expose us to risks from fluctuations in commodity prices. To limit the effects of fluctuations in the future market price paid and related volatility in cash flows, we utilize commodity swap contracts designated as cash flow hedges. We continually evaluate the commodity market with respect to our forecasted usage requirements over the next eighteen months and periodically enter into commodity swap contracts to hedge a portion of usage requirements over that period. At fiscal year end 2020, our commodity hedges, which related primarily to expected purchases of gold, silver, and copper, were in a net gain position of $41 million and had a notional value of $312 million. At fiscal year end 2019, our commodity hedges, which related to expected purchases of gold, silver, and copper, were in a net gain position of $1 million and had a notional value of $316 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2020 prices would have changed the unrealized value of our forward contracts by $35 million. A 10% appreciation or depreciation of commodity prices from the fiscal year end 2019 prices would have changed the unrealized value of our forward contracts by $32 million.

See Note 14 to the Consolidated Financial Statements for additional information regarding financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and schedule specified by this Item, together with the reports thereon of Deloitte & Touche LLP, are presented following Item 15 and the signature pages of this report:

Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

Consolidated Balance Sheets as of September 25, 2020 and September 27, 2019

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

Consolidated Statements of Cash Flows for the Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 25, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded our internal control over financial reporting was effective as of September 25, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of September 25, 2020, which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 25, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, executive officers, and corporate governance may be found under the captions “Agenda Item No. 1—Election of Directors,” “Nominees for Election,” “Corporate Governance,” “The Board of Directors and Board Committees,” and “Executive Officers” in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the SEC within 120 days after the close of our fiscal year. Such information is incorporated herein by reference. The information in the 2021 Proxy Statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.

Code of Ethics

We have adopted a guide to ethical conduct, which applies to all employees, officers, and directors. Our Guide to Ethical Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K and applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as well as all other employees and directors. Our Guide to Ethical Conduct also meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE. Our Guide to Ethical Conduct is posted on our website at www.te.com under the heading “Corporate Responsibility—Governance—Compliance.” We also will provide a copy of our Guide to Ethical Conduct to shareholders upon request. We intend to disclose any amendments to our Guide to Ethical Conduct, as well as any waivers for executive officers or directors, on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation may be found under the captions “Compensation Discussion and Analysis,” “Management Development and Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Officer Compensation,” and “Compensation of Non-Employee Directors” in our 2021 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of fiscal year end 2020 with respect to common shares issuable under our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders(1)	7,098,225	$77.38	17,234,923
Equity compensation plans not approved by security holders(2)	1,583,175	79.71	—
Total	8,681,400		17,234,923
(1)	Includes securities issuable upon exercise of outstanding options and rights under the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), and the Tyco Electronics Limited Savings Related Share Plan. The 2007 Plan provides for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) to board members, officers, and non-officer employees. The 2007 Plan provides for a maximum of 69,843,452 common shares to be issued as Awards, subject to adjustment as provided under the terms of the 2007 Plan.

(2)	In connection with the acquisition of ADC Telecommunications, Inc. (“ADC”) in fiscal 2011, we assumed equity awards issued under plans sponsored by ADC and the remaining pool of shares available for grant under the plans. Subsequent to the acquisition, we registered 6,764,455 shares related to the plans via Forms S-3 and S-8 and renamed the primary ADC plan the TE Connectivity Ltd. 2010 Stock and Incentive Plan, amended and restated as of March 9, 2017 (the “2010 Plan”). Grants under the 2010 Plan are settled in TE Connectivity common shares.
(3)	Does not take into account restricted, performance, or deferred share unit awards that do not have exercise prices.
(4)	Includes securities remaining available for future issuance under the 2007 Plan, the Tyco Electronics Limited Savings Related Plan, and the Employee Stock Purchase Plan. The 2007 Plan applies a weighting of 1.80 to outstanding nonvested restricted, performance, deferred share units, and other share-based awards. The remaining shares issuable under the 2007 Plan and the Tyco Electronics Limited Savings Plan are increased by forfeitures and cancellations, among other factors. Amounts include 930,609 shares remaining available for issuance under our Tyco Electronics Limited Savings Related Share Plan and 1,509,673 shares remaining available for issuance under our Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2021 Proxy Statement under the captions “Corporate Governance,” “The Board of Directors and Board Committees,” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in our 2021 Proxy Statement under the caption “Agenda Item No. 7—Election of Auditors—Agenda Item No. 7.1” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.Financial Statements. See Item 8.

2.	Financial Statement Schedule. See Item 8.
3.	Exhibit Index:

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
2.1		Stock Purchase Agreement, dated as of September 16, 2018, by and between Tyco Electronics Group S.A. and Crown Subsea AcquisitionCo LLC(1)	Current Report on Form 8-K	2.1	September 17, 2018
3.1		Articles of Association of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.1	May 19, 2020
3.2		Organizational Regulations of TE Connectivity Ltd., as amended and restated	Current Report on Form 8-K	3.2	March 6, 2015
4.1	*	Description of Registrant’s Securities
4.2(a)		Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(a)	December 14, 2007
4.2(b)		Third Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of September 25, 2007	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	4.1(d)	December 14, 2007
4.2(c)		Fifth Supplemental Indenture among Tyco Electronics Group S.A., Tyco Electronics Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of December 20, 2010	Current Report on Form 8-K	4.1	December 20, 2010
4.2(d)		Seventh Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 3, 2012	Current Report on Form 8-K	4.2	February 3, 2012
4.2(e)		Tenth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of July 31, 2014	Current Report on Form 8-K	4.2	July 31, 2014
4.2(f)		Twelfth Supplemental Indenture among Tyco Electronics Group S.A., TE Connectivity Ltd. and Deutsche Bank Trust Company Americas, as trustee, dated as of February 27, 2015	Current Report on Form 8-K	4.1	February 27, 2015

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
4.2(g)		Thirteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of January 28, 2016	Current Report on Form 8-K	4.1	January 28, 2016
4.2(h)		Fourteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of August 3, 2017	Current Report on Form 8-K	4.2	August 3, 2017
4.2(i)		Sixteenth Supplemental Indenture among Tyco Electronics Group S.A., as issuer, TE Connectivity Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated February 14, 2020	Current Report on Form 8-K	4.1	February 14, 2020
10.1		Amended and Restated Five-Year Senior Credit Agreement dated as of November 14, 2018 among Tyco Electronics Group S.A., as borrower, TE Connectivity Ltd., as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent	Current Report on Form 8-K	10.1	November 14, 2018
10.2	‡	TE Connectivity Ltd. Annual Incentive Plan (as amended and restated)	Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2019	10.1	January 29, 2020
10.3	‡*	TE Connectivity Ltd. 2007 Stock and Incentive Plan (amended and restated as of September 17, 2020)
10.4	‡	TE Connectivity Ltd. Employee Stock Purchase Plan (amended and restated as of April 8, 2020)	Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2020	10.1	May 4, 2020
10.5	‡	Form of Option Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.3	January 24, 2011
10.6	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.8	November 14, 2017
10.7	‡	Form of Option Award Terms and Conditions for Option Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.8	November 12, 2019
10.8	‡*	Form of Option Award Terms and Conditions for Option Grants beginning in September 2020

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.9	‡	Form of Restricted Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2010	10.4	January 24, 2011
10.10	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2017	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.10	November 14, 2017
10.11	‡	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in November 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.11	November 12, 2019
10.12	‡*	Form of Restricted Stock Unit Award Terms and Conditions for RSU Grants Beginning in September 2020
10.13	‡	Form of Performance Stock Unit Award Terms and Conditions	Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2012	10.1	January 25, 2013
10.14	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in Fiscal Year 2016 and Fiscal Year 2017	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.11	November 15, 2016
10.15	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2018	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.13	November 14, 2017
10.16	‡	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2019	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.15	November 12, 2019
10.17	‡*	Form of Performance Stock Unit Award Terms and Conditions for Performance Cycles Starting in and After Fiscal Year 2021
10.18	‡	TE Connectivity Change in Control Severance Plan for Certain U.S. Executives (amended and restated as of December 17, 2014)	Annual Report on Form 10-K for the fiscal year ended September 25, 2015	10.10	November 10, 2015
10.19	‡	TE Connectivity Severance Plan for U.S. Executives (amended and restated as of September 13, 2018)	Annual Report on Form 10-K for the fiscal year ended September 28, 2018	10.15	November 13, 2018
10.20	‡	Tyco Electronics Ltd. Deferred Compensation Plan for Directors	Annual Report on Form 10-K for the fiscal year ended September 28, 2007	10.16	December 14, 2007
10.21	‡	TE Connectivity Supplemental Savings and Retirement Plan (amended and restated as of January 1, 2018)	Annual Report on Form 10-K for the fiscal year ended September 25, 2009	10.13	November 18, 2009

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Exhibit	Filing Date
10.22	‡	TE Connectivity Ltd. Savings Related Share Plan (amended and restated as of March 14, 2018)	Current Report on Form 8-K	10.1	March 14, 2018
10.23		Form of Indemnification Agreement	Annual Report on Form 10-K for the fiscal year ended September 30, 2016	10.17	November 15, 2016
10.24	‡	TE Connectivity Ltd. 2010 Stock and Incentive Plan (amended and restated as of March 9, 2017)	Annual Report on Form 10-K for the fiscal year ended September 29, 2017	10.20	November 14, 2017
10.25	‡	Employment Agreement between Terrence R. Curtin and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.2	December 16, 2015
10.26	‡	Employment Agreement between Steven T. Merkt and Tyco Electronics Corporation dated December 15, 2015	Current Report on Form 8-K	10.6	December 16, 2015
10.27	‡	Employment Agreement between Heath A. Mitts and Tyco Electronics Corporation dated September 30, 2016	Current Report on Form 8-K	10.1	October 3, 2016
10.28	‡	Employment Agreement between John S. Jenkins and Tyco Electronics Corporation dated December 15, 2015	Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017	10.1	January 24, 2018
10.29	‡*	Letter Agreement between Kevin N. Rock and TE Connectivity Corporation dated October 30, 2020
10.30		Credit Support Agreement dated November 2, 2018 by and between Tyco Electronics Group S.A. and Crown Subsea Communications Holding, Inc.	Annual Report on Form 10-K for the fiscal year ended September 27, 2019	10.28	November 12, 2019
21.1	*	Subsidiaries of TE Connectivity Ltd.
22.1	*	Guaranteed Securities
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney
31.1	*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document(2)(3)
101.SCH		Inline XBRL Taxonomy Extension Schema Document(3)
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document(3)

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Exhibit	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(3)
104	Cover Page Interactive Data File(4)
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
(1)	The schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of such schedules to the SEC upon its request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
(2)Submitted electronically with this report in accordance with the provisions of Regulation S-T
(3)	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(4)	Formatted in Inline XBRL and contained in exhibit 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TE CONNECTIVITY LTD.

By:	/s/ Heath A. Mitts
Heath A. Mitts
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence R. Curtin	Chief Executive Officer and Director	November 10, 2020
Terrence R. Curtin	(Principal Executive Officer)

/s/ Heath A. Mitts	Executive Vice President and
Heath A. Mitts	Chief Financial Officer	November 10, 2020
(Principal Financial Officer)

/s/ Robert J. Ott	Senior Vice President and
Robert J. Ott	Corporate Controller	November 10, 2020
(Principal Accounting Officer)

*	Director	November 10, 2020
Pierre R. Brondeau

*	Director	November 10, 2020
Carol A. Davidson

*	Director	November 10, 2020
Lynn A. Dugle

*	Director	November 10, 2020
William A. Jeffrey

*	Director	November 10, 2020
David M. Kerko

*	Director	November 10, 2020
Thomas J. Lynch

*	Director	November 10, 2020
Yong Nam

*	Director	November 10, 2020
Daniel J. Phelan

*	Director	November 10, 2020
Abhijit Y. Talwalkar

*	Director	November 10, 2020
Mark C. Trudeau

*	Director	November 10, 2020
Dawn C. Willoughby

*	Director	November 10, 2020
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
Attorney-in-fact

TE CONNECTIVITY LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TE Connectivity Ltd. and subsidiaries (the "Company") as of September 25, 2020 and September 27, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended September 25, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 25, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective September 28, 2019, the Company adopted FASB Accounting Standards Update 2016-02 which codified Accounting Standards Codification 842, Leases, using the modified retrospective approach.

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

Goodwill —Sensors Reporting Unit within the Transportation Solutions Reportable Segment — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying amount of each reporting unit to its fair value on the first day of the fourth fiscal quarter or whenever the Company believes a triggering event requiring a more frequent assessment has occurred. The Company uses the income approach based on the present value of future cash flows to estimate fair value. The income approach is supported by guideline analyses (a market approach). These approaches incorporate several assumptions including future growth rates, discount rates, and market activity in assessing fair value and are reporting unit specific. The goodwill balance was $5.2 billion as of September 25, 2020, of which $0.5 billion was allocated to the Sensors reporting unit within the Transportation Solutions reportable segment. As a result of current and projected declines in sales and profitability, due in part to the impact of the COVID-19 pandemic and projected reductions in global automotive production, the Company recorded a partial impairment charge of $900 million during the quarter ended March 27, 2020 for the Sensors reporting unit. The fair value of this reporting unit exceeded its carrying amount as of the annual measurement date and, therefore, no additional impairment was recognized.

We identified goodwill for the Sensors reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value, especially considering the reduction of future revenue growth rates and resulting cash flows. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and operating margin and the selection of a discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures for the $900 million impairment charge and the annual quantitative assessment related to the forecasts of future revenue and operating margin (the “forecasts”), and the selection of a discount rate for the Sensors reporting unit included the following, among others:

•	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to forecasts and management’s selection of the discount rate.
•	We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
–	Historical operating results of the reporting unit.
–	Historical operating results of the Company’s other reporting units.
–	Internal communications to management and the board of directors.
–	External communications made by management to analysts and investors.
–	Third-party industry reports for similar products.
–	The effects of the COVID-19 pandemic on projections.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–	Developing a range of independent estimates and comparing those to the discount rate selected by management.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize a portion of its deferred tax assets, and therefore, a valuation allowance of $4.4 billion has been recorded to offset the Company’s gross deferred tax assets as of September 25, 2020 of $6.7 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•	We tested the effectiveness of controls over management’s estimates of the realization of the deferred tax assets, including those over the estimates of taxable income, the approval of tax planning strategies and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•	We evaluated the reasonableness of management’s assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•	We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would impact management’s ability to continue accurately estimating taxable income.
•	We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
–	Historical taxable income.
–	Internal communications to management and the board of directors.
–	Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments, available financing, or debt covenants.
•	We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit, including the effects of the COVID-19 pandemic on projections.
•	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
•	With the assistance of our income tax specialists, we evaluated (1) the appropriateness of qualifying tax planning strategies, including that they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) management’s assessment that sufficient taxable income will be generated in the future to realize a portion of the deferred tax assets prior to expiration.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 10, 2020

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TE Connectivity Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TE Connectivity Ltd. and subsidiaries (the “Company”) as of September 25, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the fiscal year ended September 25, 2020, of the Company and our report dated November 10, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update 2016-02 which codified Accounting Standards Codification 842, Leases.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

November 10, 2020

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

	Fiscal
	2020	2019	2018

	(in millions, except per share data)
Net sales	$12,172	$13,448	$13,988
Cost of sales	8,437	9,054	9,243
Gross margin	3,735	4,394	4,745
Selling, general, and administrative expenses	1,392	1,490	1,594
Research, development, and engineering expenses	613	644	680
Acquisition and integration costs	36	27	14
Restructuring and other charges, net	257	255	126
Impairment of goodwill	900	—	—
Operating income	537	1,978	2,331
Interest income	15	19	15
Interest expense	(48)	(68)	(107)
Other income, net	20	2	1
Income from continuing operations before income taxes	524	1,931	2,240
Income tax (expense) benefit	(783)	15	344
Income (loss) from continuing operations	(259)	1,946	2,584
Income (loss) from discontinued operations, net of income taxes	18	(102)	(19)
Net income (loss)	$(241)	$1,844	$2,565

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.78)	$5.76	$7.38
Income (loss) from discontinued operations	0.05	(0.30)	(0.05)
Net income (loss)	(0.73)	5.46	7.33

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.78)	$5.72	$7.32
Income (loss) from discontinued operations	0.05	(0.30)	(0.05)
Net income (loss)	(0.73)	5.42	7.27

Weighted-average number of shares outstanding:
Basic	332	338	350
Diluted	332	340	353

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

	Fiscal
	2020	2019	2018

	(in millions)
Net income (loss)	$(241)	$1,844	$2,565
Other comprehensive income (loss):
Currency translation	(11)	(48)	(117)
Adjustments to unrecognized pension and postretirement benefit costs, net of income taxes	34	(195)	83
Gains (losses) on cash flow hedges, net of income taxes	40	46	(74)
Other comprehensive income (loss)	63	(197)	(108)
Comprehensive income (loss)	(178)	1,647	2,457
Less: comprehensive income attributable to noncontrolling interests	(5)	—	—
Comprehensive income (loss) attributable to TE Connectivity Ltd.	$(183)	$1,647	$2,457

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED BALANCE SHEETS

As of September 25, 2020 and September 27, 2019

	Fiscal Year End
	2020	2019

	(in millions, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$945	$927
Accounts receivable, net of allowance for doubtful accounts of $29 and $25, respectively	2,377	2,320
Inventories	1,950	1,836
Prepaid expenses and other current assets	512	471
Total current assets	5,784	5,554
Property, plant, and equipment, net	3,650	3,574
Goodwill	5,224	5,740
Intangible assets, net	1,593	1,596
Deferred income taxes	2,178	2,776
Other assets	813	454
Total assets	$19,242	$19,694
Liabilities, redeemable noncontrolling interests, and shareholders' equity
Current liabilities:
Short-term debt	$694	$570
Accounts payable	1,276	1,357
Accrued and other current liabilities	1,720	1,613
Total current liabilities	3,690	3,540
Long-term debt	3,452	3,395
Long-term pension and postretirement liabilities	1,336	1,367
Deferred income taxes	143	156
Income taxes	252	239
Other liabilities	874	427
Total liabilities	9,747	9,124
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	112	—
Shareholders' equity:
Common shares, CHF 0.57 par value, 338,953,381 shares authorized and issued, and 350,951,381 shares authorized and issued, respectively	149	154
Accumulated earnings	10,348	12,256
Treasury shares, at cost, 8,295,878 and 15,862,337 shares, respectively	(669)	(1,337)
Accumulated other comprehensive loss	(445)	(503)
Total shareholders' equity	9,383	10,570
Total liabilities, redeemable noncontrolling interests, and shareholders' equity	$19,242	$19,694

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

							Accumulated
							Other	Total
	Common Shares		Treasury Shares		Contributed	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Equity

	(in millions)
Balance at fiscal year end 2017	357	$157	(5)	$(421)	$—	$10,175	$(160)	$9,751
Adoption of ASU No. 2018-02	—	—	—	—	—	38	(38)	—
Net income	—	—	—	—	—	2,565	—	2,565
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
Share-based compensation expense	—	—	—	—	98	—	—	98
Dividends	—	—	—	—	—	(610)	—	(610)
Exercise of share options	—	—	1	100	—	—	—	100
Restricted share award vestings and other activity	—	—	2	153	(98)	(54)	—	1
Repurchase of common shares	—	—	(10)	(966)	—	—	—	(966)
Balance at fiscal year end 2018	357	$157	(12)	$(1,134)	$—	$12,114	$(306)	$10,831
Adoption of ASU No. 2016-16	—	—	—	—	—	(443)	—	(443)
Net income	—	—	—	—	—	1,844	—	1,844
Other comprehensive loss	—	—	—	—	—	—	(197)	(197)
Share-based compensation expense	—	—	—	—	75	—	—	75
Dividends	—	—	—	—	—	(613)	—	(613)
Exercise of share options	—	—	1	85	—	—	—	85
Restricted share award vestings and other activity	—	—	1	154	(75)	(77)	—	2
Repurchase of common shares	—	—	(12)	(1,014)	—	—	—	(1,014)
Cancellation of treasury shares	(6)	(3)	6	572	—	(569)	—	—
Balance at fiscal year end 2019	351	$154	(16)	$(1,337)	$—	$12,256	$(503)	$10,570
Net loss	—	—	—	—	—	(241)	—	(241)
Other comprehensive income	—	—	—	—	—	—	58	58
Share-based compensation expense	—	—	—	—	74	—	—	74
Dividends	—	—	—	—	—	(634)	—	(634)
Exercise of share options	—	—	1	55	—	—	—	55
Restricted share award vestings and other activity	—	—	1	143	(74)	(63)	—	6
Repurchase of common shares	—	—	(6)	(505)	—	—	—	(505)
Cancellation of treasury shares	(12)	(5)	12	975	—	(970)	—	—
Balance at fiscal year end 2020	339	$149	(8)	$(669)	$—	$10,348	$(445)	$9,383

See Notes to Consolidated Financial Statements.

TE CONNECTIVITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

	Fiscal
	2020	2019	2018

	(in millions)
Cash flows from operating activities:
Net income (loss)	$(241)	$1,844	$2,565
(Income) loss from discontinued operations, net of income taxes	(18)	102	19
Income (loss) from continuing operations	(259)	1,946	2,584
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment of goodwill	900	—	—
Depreciation and amortization	711	690	667
Deferred income taxes	535	(218)	(791)
Non-cash lease cost	108	—	—
Provision for losses on accounts receivable and inventories	14	43	30
Share-based compensation expense	74	75	95
Other	54	51	5
Changes in assets and liabilities, net of the effects of acquisitions and divestitures:
Accounts receivable, net	(63)	31	(269)
Inventories	(89)	64	(247)
Prepaid expenses and other current assets	51	144	(63)
Accounts payable	(80)	(178)	201
Accrued and other current liabilities	(99)	(15)	5
Income taxes	(9)	(135)	54
Other	143	(44)	30
Net cash provided by continuing operating activities	1,991	2,454	2,301
Net cash provided by (used in) discontinued operating activities	1	(32)	150
Net cash provided by operating activities	1,992	2,422	2,451
Cash flows from investing activities:
Capital expenditures	(560)	(749)	(935)
Proceeds from sale of property, plant, and equipment	17	43	23
Acquisition of businesses, net of cash acquired	(339)	(283)	(153)
Proceeds from divestiture of discontinued operation, net of cash retained by sold operation	—	297	—
Other	17	2	(8)
Net cash used in continuing investing activities	(865)	(690)	(1,073)
Net cash used in discontinued investing activities	—	(2)	(21)
Net cash used in investing activities	(865)	(692)	(1,094)
Cash flows from financing activities:
Net increase (decrease) in commercial paper	(219)	(51)	270
Proceeds from issuance of debt	593	746	119
Repayment of debt	(352)	(691)	(708)
Proceeds from exercise of share options	55	85	100
Repurchase of common shares	(523)	(1,091)	(879)
Payment of common share dividends to shareholders	(625)	(608)	(588)
Transfers (to) from discontinued operations	1	(34)	129
Other	(34)	(33)	(36)
Net cash used in continuing financing activities	(1,104)	(1,677)	(1,593)
Net cash provided by (used in) discontinued financing activities	(1)	34	(129)
Net cash used in financing activities	(1,105)	(1,643)	(1,722)
Effect of currency translation on cash	(4)	(8)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18	79	(370)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	927	848	1,218
Cash, cash equivalents, and restricted cash at end of fiscal year	$945	$927	$848

Supplemental cash flow information:
Interest paid on debt, net	$50	$75	$127
Income taxes paid, net of refunds	257	338	393

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

We operate through three reportable segments:

●	Transportation Solutions—The Transportation Solutions segment is a leader in connectivity and sensor technologies. Our products, which must withstand harsh conditions, are used in the automotive, commercial transportation, and sensors markets.
●	Industrial Solutions—The Industrial Solutions segment is a leading supplier of products that connect and distribute power, data, and signals. Our products are used in the aerospace, defense, oil, and gas; industrial equipment; medical; and energy markets.
●	Communications Solutions—The Communications Solutions segment is a leading supplier of electronic components for the data and devices and the appliances markets.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Fiscal Year

We have a 52- or 53-week fiscal year that ends on the last Friday of September. Fiscal 2020, 2019, and 2018 were each 52 weeks in length and ended on September 25, 2020, September 27, 2019, and September 28, 2018, respectively. For fiscal years in which there are 53 weeks, the fourth quarter reporting period includes 14 weeks, with the next such occurrence taking place in fiscal 2022.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which is a single, comprehensive, five-step revenue recognition model. Our revenues are generated principally from the sale of our products. Revenue is recognized as performance obligations under the terms of a contract, such as a purchase order with a customer, are satisfied; generally this occurs with the transfer of control. We transfer control and recognize revenue when we ship product to our customers, the customers accept and have legal title for the

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

product, and we have a right to payment for such product. Revenue is measured as the amount of consideration that we expect to receive in exchange for those products and excludes taxes assessed by governmental authorities and collected from customers concurrent with the sale of products. Shipping and handling costs are treated as fulfillment costs and are included in cost of sales. Since we typically invoice our customers when we satisfy our performance obligations, we do not have material contract assets or contract liabilities. Our credit terms are customary and do not contain significant financing components that extend beyond one year of fulfillment of performance obligations. We apply the practical expedient of ASC 606 with respect to financing components and do not evaluate contracts in which payment is due within one year of satisfaction of the related performance obligation. Since our performance obligations to deliver products are part of contracts that generally have original durations of one year or less, we have elected to use the optional exemption to not disclose the aggregate amount of transaction prices associated with unsatisfied or partially satisfied performance obligations as of fiscal year end 2020. See Note 21 for net sales disaggregated by industry end market and geographic region which is summarized by segment and that we consider meaningful to depict the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, as updated by Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment.

Intangible assets include both indeterminable-lived residual goodwill and determinable-lived identifiable intangible assets. Intangible assets with determinable lives primarily include intellectual property, consisting of patents, trademarks, and unpatented technology, and customer relationships. Recoverability estimates range from 1 to 50 years and costs are generally

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortized on a straight-line basis. Evaluations of the remaining useful lives of determinable-lived intangible assets are performed on a periodic basis and when events and circumstances warrant.

At fiscal year end 2020, we had five reporting units, all of which contained goodwill. There were two reporting units in both the Transportation Solutions and Industrial Solutions segments and one reporting unit in the Communications Solutions segment. When changes occur in the composition of one or more reporting units, goodwill is reassigned to the reporting units affected based on their relative fair values.

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

Research and Development

Research and development expenditures are expensed when incurred and are included in research, development, and engineering expenses on the Consolidated Statements of Operations. Research and development expenses include salaries, direct costs incurred, and building and overhead expenses. The amounts expensed in fiscal 2020, 2019, and 2018 were $539 million, $572 million, and $606 million, respectively.

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

Our derivative financial instruments present certain market and counterparty risks. Concentration of counterparty risk is mitigated, however, by our use of financial institutions worldwide, substantially all of which have long-term Standard & Poor’s, Moody’s, and/or Fitch credit ratings of A/A2 or higher. In addition, we utilize only conventional derivative financial instruments. We are exposed to potential losses if a counterparty fails to perform according to the terms of its agreement. With respect to counterparty net asset positions recognized at fiscal year end 2020, we have assessed the likelihood of counterparty default as remote. We currently provide guarantees from a wholly-owned subsidiary to the counterparties to our commodity swap derivatives and exchange cash collateral with the counterparties to certain of our cross-currency swap contracts. The likelihood of performance on the guarantees has been assessed as remote. For all other derivative financial instruments, we are not required to provide, nor do we require counterparties to provide, collateral or other security.

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

Financial instruments other than derivative instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. These instruments are recorded on the Consolidated Balance Sheets at book value. For cash and cash equivalents, accounts receivable, and accounts payable, we believe book value approximates fair value due to the short-

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

term nature of these instruments. See Note 11 for disclosure of the fair value of debt. The following is a description of the valuation methodologies used for the respective financial instruments:

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

Pension Plans

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

Lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date of the lease based on the present value of remaining lease payments over the lease term. Lease ROU assets represent our right to use the underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. We do not recognize ROU assets or lease liabilities that arise from short-term leases. Since our lease contracts do not contain a readily determinable implicit rate, we determine a fully-collateralized incremental borrowing rate that reflects a similar term to the lease and the economic environment of the applicable country or region in which the asset is leased.

We have elected to account for fixed lease and non-lease components in our real estate leases as a single lease component; other leases generally do not contain non-lease components. The non-lease components in our real estate leases include logistics services, warehousing, and other operational costs. Many of these costs are variable, fluctuating based on services provided, such as pallets shipped in and out of a location or square footage of space occupied. These costs, and any other variable rental costs, are excluded from our ROU assets and lease liabilities, and instead are expensed as incurred. Some of our leases may include options to either renew or early terminate the lease. The exercise of these options is generally at our sole discretion and would only occur if there is an economic, financial, or business reason to do so. Such options are included in the lease term if we determine it is reasonably certain they will be exercised.

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

Restructuring Charges

Restructuring activities involve employee-related termination costs, facility exit costs, and asset impairments resulting from reductions-in-force, migration of facilities or product lines from higher-cost to lower-cost countries, or consolidation of facilities within countries. We recognize termination costs based on requirements established by severance policy, government law, or previous actions. Facility exit costs generally reflect the accelerated rent expense for ROU assets, expected lease termination costs, or costs that will continue to be incurred under the facility lease without future economic benefit to us. Restructuring activities often result in the disposal or abandonment of assets that require an acceleration of depreciation or impairment reflecting the excess of the assets’ carrying values over fair value.

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

new information must continuously be evaluated to determine whether a loss is probable and a reasonable estimate of that loss can be made. When a loss is probable but a reasonable estimate cannot be made, or when a loss is at least reasonably possible, disclosure is provided.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, an update to ASC 350. The update simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the amendments in the update, goodwill impairment should be tested by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are to be applied on a prospective basis. We elected to early adopt this update and applied it during the quarter ended March 27, 2020. See Note 8 for additional information regarding our interim and annual goodwill impairment tests.

In February 2016, the FASB issued ASU No. 2016-02 which codified ASC 842, Leases. This guidance, as subsequently amended, requires lessees to recognize a lease liability and a ROU asset for most leases. We adopted ASC 842, as amended, in fiscal 2020 using the optional transition method permitted by ASU No. 2018-11, which allows for application of the standard at the adoption date and no restatement of comparative periods. We elected to use the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the carry forward of historical lease classification of existing and expired leases. In addition, we elected to use the hindsight practical expedient in determining the lease term for existing leases. As a result of adoption, we recorded ROU assets and related lease liabilities of approximately $520 million on the Consolidated Balance Sheet. Adoption did not have a material impact on our results of operations or cash flows. See Note 12 for additional information regarding leases.

3. Restructuring and Other Charges, Net

Net restructuring and other charges consisted of the following:

	Fiscal
	2020	2019	2018

	(in millions)
Restructuring charges, net	$257	$255	$140
Gain on divestiture	—	—	(2)
Other credits, net	—	—	(12)
Restructuring and other charges, net	$257	$255	$126

Net restructuring charges by segment were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Transportation Solutions	$113	$144	$42
Industrial Solutions	102	63	83
Communications Solutions	42	48	15
Restructuring charges, net	$257	$255	$140

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our restructuring reserves was as follows:

	Balance at						Balance at
	Beginning					Currency	End
	of Fiscal		Changes in	Cash	Non-Cash	Translation	of Fiscal
	Year	Charges	Estimate	Payments	Items	and Other	Year

	(in millions)
Fiscal 2020 Activity:
Fiscal 2020 Actions:
Employee severance	$—	$214	$—	$(35)	$—	$1	$180
Facility and other exit costs	—	8	—	—	—	—	8
Property, plant, and equipment	—	28	—	—	(28)	—	—
Total	—	250	—	(35)	(28)	1	188
Fiscal 2019 Actions:
Employee severance	188	7	(20)	(107)	—	4	72
Facility and other exit costs	1	11	—	(11)	—	1	2
Property, plant, and equipment	—	7	—	—	(7)	—	—
Total	189	25	(20)	(118)	(7)	5	74
Fiscal 2018 Actions:
Employee severance	52	—	—	(32)	—	—	20
Facility and other exit costs	1	2	—	(3)	—	1	1
Property, plant, and equipment	—	2	—	—	(2)	—	—
Total	53	4	—	(35)	(2)	1	21
Pre-Fiscal 2018 Actions:
Employee severance	21	—	(6)	(14)	—	—	1
Facility and other exit costs	1	4	—	(4)	—	—	1
Total	22	4	(6)	(18)	—	—	2
Total fiscal 2020 activity	$264	$283	$(26)	$(206)	$(37)	$7	$285
Fiscal 2019 Activity:
Fiscal 2019 Actions:
Employee severance	$—	$252	$(3)	$(55)	$(3)	$(3)	$188
Facility and other exit costs	—	2	—	(1)	—	—	1
Property, plant, and equipment	—	3	—	—	(3)	—	—
Total	—	257	(3)	(56)	(6)	(3)	189
Fiscal 2018 Actions:
Employee severance	114	3	(5)	(57)	—	(3)	52
Facility and other exit costs	4	4	(2)	(5)	—	—	1
Property, plant, and equipment	—	2	(2)	—	—	—	—
Total	118	9	(9)	(62)	—	(3)	53
Pre-Fiscal 2018 Actions:
Employee severance	49	6	(7)	(25)	—	(2)	21
Facility and other exit costs	—	4	—	(3)	—	—	1
Property, plant, and equipment	—	1	(3)	—	2	—	—
Total	49	11	(10)	(28)	2	(2)	22
Total fiscal 2019 activity	$167	$277	$(22)	$(146)	$(4)	$(8)	$264
Fiscal 2018 Activity:
Fiscal 2018 Actions:
Employee severance	$—	$130	$—	$(16)	$—	$—	$114
Facility and other exit costs	—	6	—	(2)	—	—	4
Property, plant, and equipment	—	6	—	—	(6)	—	—
Total	—	142	—	(18)	(6)	—	118
Pre-Fiscal 2018 Actions:
Employee severance	137	12	(19)	(79)	—	(2)	49
Facility and other exit costs	1	8	—	(8)	—	(1)	—
Property, plant, and equipment	—	2	(5)	5	(2)	—	—
Total	138	22	(24)	(82)	(2)	(3)	49
Total fiscal 2018 activity	$138	$164	$(24)	$(100)	$(8)	$(3)	$167

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal 2020 Actions

During fiscal 2020, we initiated a restructuring program associated with footprint consolidation and structural improvements, due in part to the COVID-19 pandemic, across all segments. In connection with this program, during fiscal 2020, we recorded restructuring charges of $250 million. We expect to complete all restructuring actions commenced during fiscal 2020 by the end of fiscal 2022 and to incur additional charges of approximately $45 million related to all three classes of costs.

The following table summarizes expected, incurred, and remaining charges for the fiscal 2020 program by segment:

	Total	Cumulative	Remaining
	Expected	Charges	Expected
	Charges	Incurred	Charges

	(in millions)
Transportation Solutions	$140	$115	$25
Industrial Solutions	114	99	15
Communications Solutions	41	36	5
Total	$295	$250	$45

Fiscal 2019 Actions

During fiscal 2019, we initiated a restructuring program associated with footprint consolidation and structural improvements impacting all segments. In connection with this program, during fiscal 2020 and 2019, we recorded net restructuring charges of $5 million and $254 million, respectively. We expect to complete all restructuring actions commenced during fiscal 2019 by the end of fiscal 2021. We anticipate that any additional charges will be insignificant for restructuring actions commenced during fiscal 2019.

Fiscal 2018 Actions

During fiscal 2018, we initiated a restructuring program associated with footprint consolidation and structural improvements primarily impacting the Industrial Solutions and Transportation Solutions segments. In connection with this program, during fiscal 2020 and 2018, we recorded net restructuring charges of $4 million and $142 million, respectively. We anticipate that any additional charges will be insignificant for restructuring actions commenced during fiscal 2018.

Pre-Fiscal 2018 Actions

During fiscal 2020, 2019, and 2018, we recorded net restructuring credits of $2 million, charges of $1 million, and credits of $2 million, respectively, related to pre-fiscal 2018 actions. We anticipate that any additional charges will be insignificant for restructuring actions commenced prior to fiscal 2018.

Total Restructuring Reserves

Restructuring reserves included on the Consolidated Balance Sheets were as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Accrued and other current liabilities	$229	$245
Other liabilities	56	19
Restructuring reserves	$285	$264

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Discontinued Operations

In fiscal 2019, we sold our Subsea Communications (“SubCom”) business for net cash proceeds of $297 million and incurred a pre-tax loss on sale of $86 million, related primarily to the recognition of cumulative translation adjustment losses of $67 million and the guarantee liabilities discussed below. The sale of the SubCom business, which was previously included in our Communications Solutions segment, represented our exit from the telecommunications market and was significant to our sales and profitability, both to the Communications Solutions segment and to the consolidated company. We concluded that the divestiture was a strategic shift that had a major effect on our operations and financial results. As a result, the SubCom business met the held for sale and discontinued operations criteria and has been reported as such in all periods presented on our Consolidated Financial Statements.

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

In connection with the sale, we contractually agreed to continue to honor performance guarantees and letters of credit related to the SubCom business’ projects that existed as of the date of sale. These guarantees had a combined value of approximately $600 million as of fiscal year end 2020 and are expected to expire at various dates through fiscal 2025. At the time of sale, we determined that the fair value of these guarantees was $12 million, which we recognized by a charge to pre-tax loss on sale. Also, under the terms of the definitive agreement, we are required to issue up to $300 million of new performance guarantees, subject to certain limitations, for projects entered into by the SubCom business following the sale for a period of up to three years. At fiscal year end 2020, there were no such new performance guarantees outstanding. We have contractual recourse against the SubCom business if we are required to perform on any SubCom guarantees; however, based on historical experience, we do not anticipate having to perform.

The following table presents the summarized components of income (loss) from discontinued operations, net of income taxes, for the SubCom business and prior divestitures:

	Fiscal
	2020	2019	2018

	(in millions)
Net sales	$—	$41	$702
Cost of sales	—	50	602
Gross margin	—	(9)	100
Selling, general, and administrative expenses	1	11	48
Research, development, and engineering expenses	—	3	39
Restructuring and other charges, net	—	3	30	(1)
Operating loss	(1)	(26)	(17)
Non-operating expense, net	(1)	—	—
Pre-tax loss from discontinued operations	(2)	(26)	(17)
Pre-tax gain (loss) on sale of discontinued operations	4	(86)	(2)
Income tax benefit	16	10	—
Income (loss) from discontinued operations, net of income taxes	$18	$(102)	$(19)
(1)	Included a $19 million impairment charge recorded in connection with the sale of our SubCom business.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Acquisitions

First Sensor AG

During fiscal 2020, we acquired approximately 72% of the outstanding shares of First Sensor AG (“First Sensor”), a provider of sensing solutions based in Germany, for €181 million in cash (equivalent to $201 million using an exchange rate of $1.11 per €1.00), net of cash acquired. As a result of the transaction, we recognized a noncontrolling interest with a fair value of €96 million (equivalent to $107 million) as of the acquisition date. The fair value of the noncontrolling interest for First Sensor common shares that were not acquired was determined using the stated price in the Domination and Profit and Loss Transfer Agreement (“DPLTA”) which is considered to be a level 2 observable input under the fair value hierarchy. The First Sensor business has been reported as part of our Transportation Solutions segment from the date of acquisition.

We and First Sensor entered into a DPLTA which was approved by First Sensor shareholders and became effective in July 2020 following registration in the commercial register in Germany. Under the terms of the DPLTA, upon its effectiveness, First Sensor minority shareholders can elect either (1) to remain First Sensor minority shareholders and receive recurring annual compensation of €0.56 per First Sensor share or (2) to put their First Sensor shares in exchange for compensation of €33.27 per First Sensor share. The ultimate amount and timing of any future cash payments related to the DPLTA is uncertain. Following the registration of the DPLTA, the First Sensor noncontrolling interest balance of €96 million (equivalent to $108 million using an exchange rate of $1.13 per €1.00) was reclassified and is now presented as redeemable noncontrolling interest outside of equity on the Consolidated Balance Sheet as the exercise of the put right by First Sensor minority shareholders is not within our control.

Other Acquisitions

During fiscal 2020, we acquired four additional businesses for a combined cash purchase price of $135 million, net of cash acquired. The acquisitions were reported as part of our Transportation Solutions and Industrial Solutions segments from the date of acquisition.

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

6. Inventories

Inventories consisted of the following:

	Fiscal Year End
	2020	2019

	(in millions)
Raw materials	$251	$260
Work in progress	851	739
Finished goods	848	837
Inventories	$1,950	$1,836

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property, Plant, and Equipment, Net

Net property, plant, and equipment consisted of the following:

	Fiscal Year End
	2020	2019

	(in millions)
Property, plant, and equipment, gross:
Land and improvements	$147	$152
Buildings and improvements	1,442	1,393
Machinery and equipment	7,849	7,298
Construction in process	516	637
	9,954	9,480
Accumulated depreciation	(6,304)	(5,906)
Property, plant, and equipment, net	$3,650	$3,574

Depreciation expense was $529 million, $510 million, and $487 million in fiscal 2020, 2019, and 2018, respectively.

8. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	Transportation	Industrial	Communications
	Solutions	Solutions	Solutions	Total

	(in millions)
Balance at fiscal year end 2018(1)	$1,993	$3,104	$587	$5,684
Acquisitions	167	—	—	167
Purchase price adjustments	—	(12)	—	(12)
Currency translation	(36)	(53)	(10)	(99)
Balance at fiscal year end 2019(1)	2,124	3,039	577	5,740
Impairment of goodwill	(900)	—	—	(900)
Acquisitions	276	18	—	294
Purchase price adjustments	(1)	—	—	(1)
Currency translation	28	53	10	91
Balance at fiscal year end 2020(2)	$1,527	$3,110	$587	$5,224
(1)	At fiscal year end 2019 and 2018, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $2,191 million, $669 million, and $489 million, respectively.
(2)	At fiscal year end 2020, accumulated impairment losses for the Transportation Solutions, Industrial Solutions, and Communications Solutions segments were $3,091 million, $669 million, and $489 million, respectively.

During fiscal 2020, we completed the acquisition of First Sensor and recognized goodwill of $215 million in the Transportation Solutions segment. Further adjustments to the purchase price allocation may be needed in fiscal 2021. In addition, during fiscal 2020 and 2019, we recognized goodwill in connection with other recent acquisitions. See Note 5 for additional information regarding acquisitions.

We test goodwill allocated to reporting units for impairment annually during the fourth fiscal quarter, or more frequently if events occur or circumstances exist that indicate that a reporting unit’s carrying value may exceed its fair value. As a result of current and projected declines in sales and profitability, due in part to the impact of the COVID-19 pandemic and projected reductions in global automotive production as of March 2020, of the Sensors reporting unit of the Transportation Solutions segment during the quarter ended March 27, 2020, we determined that an indicator of impairment had occurred and goodwill impairment testing of this reporting unit was required.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in Note 2, during the quarter ended March 27, 2020, we adopted ASU No. 2017-04 which simplifies the subsequent measurement of goodwill by eliminating step 2 of the goodwill impairment test. Under the new standard, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We determined the fair value of the Sensors reporting unit to be $1.0 billion as of March 27, 2020. This valuation was based on a discounted cash flows analysis incorporating our estimate of future operating performance, which we consider to be a level 3 unobservable input in the fair value hierarchy, and was corroborated using a market approach valuation. The goodwill impairment test indicated that the carrying value of the reporting unit exceeded its fair value by $900 million. As a result, we recorded a partial impairment charge of $900 million in the quarter ended March 27, 2020. As of fiscal year end 2020, the Sensors reporting unit had a remaining goodwill allocation of $511 million.

We completed our annual goodwill impairment test in the fourth quarter of fiscal 2020 and determined that no impairment existed.

9. Intangible Assets, Net

Intangible assets consisted of the following:

	Fiscal Year End
	2020			2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(in millions)
Customer relationships	$1,648	$(554)	$1,094	$1,513	$(459)	$1,054
Intellectual property	1,225	(739)	486	1,260	(734)	526
Other	19	(6)	13	33	(17)	16
Total	$2,892	$(1,299)	$1,593	$2,806	$(1,210)	$1,596

Intangible asset amortization expense was $182 million, $180 million, and $180 million for fiscal 2020, 2019, and 2018, respectively. At fiscal year end 2020, the aggregate amortization expense on intangible assets is expected to be as follows:

(in millions)
Fiscal 2021	$190
Fiscal 2022	190
Fiscal 2023	189
Fiscal 2024	158
Fiscal 2025	141
Thereafter	725
Total	$1,593

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Fiscal Year End
	2020	2019

	(in millions)
Accrued payroll and employee benefits	$460	$455
Dividends payable to shareholders	317	308
Restructuring reserves	229	245
Lease liability	116	—
Income taxes payable	113	94
Deferred revenue	47	36
Interest payable	30	31
Other	408	444
Accrued and other current liabilities	$1,720	$1,613

11. Debt

Debt was as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Principal debt:
Commercial paper, at a weighted-average interest rate of 2.20% at fiscal year end 2019	$—	$219
Floating rate senior notes due 2020(1)	—	350
4.875% senior notes due 2021	250	250
Euro-denominated fixed-to-floating rate senior notes due 2021(2)	407	383
3.50% senior notes due 2022	500	500
1.10% euro-denominated senior notes due 2023	639	602
3.45% senior notes due 2024	350	350
0.00% euro-denominated senior notes due 2025	639	—
3.70% senior notes due 2026	350	350
3.125% senior notes due 2027	400	400
7.125% senior notes due 2037	477	477
Other	149	94
	4,161	3,975
Unamortized discounts, premiums, and debt issuance costs, net	(23)	(19)
Effects of fair value hedge-designated interest rate swap contracts	8	9
Total debt	$4,146	$3,965
(1)	The floating rate senior notes due 2020 bore interest at a rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.45% per year.
(2)	The euro-denominated fixed-to-floating rate senior notes due 2021 bore interest at a rate of 0% until June 2020 and then bear interest at a rate of three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.30%, with the minimum interest rate of 0%, per year until maturity.

During fiscal 2020, Tyco Electronics Group S.A. (“TEGSA”), our wholly-owned subsidiary, issued €550 million aggregate principal amount of 0.00% senior notes due in February 2025. The notes are TEGSA’s unsecured senior

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligations and rank equally in right of payment with all existing and any future senior indebtedness of TEGSA and senior to any subordinated indebtedness that TEGSA may incur.

TEGSA has a five-year unsecured senior revolving credit facility (“Credit Facility”) with a maturity date of November 2023 and total commitments of $1.5 billion. The Credit Facility contains provisions that allow for incremental commitments of up to $500 million, an option to temporarily increase the financial ratio covenant following a qualified acquisition, and borrowings in designated currencies. TEGSA had no borrowings under the Credit Facility at fiscal year end 2020 or 2019.

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

At fiscal year end 2020, principal payments required for debt are as follows:

(in millions)
Fiscal 2021	$693
Fiscal 2022	506
Fiscal 2023	641
Fiscal 2024	352
Fiscal 2025	641
Thereafter	1,328
Total	$4,161

The fair value of our debt, based on indicative valuations, was approximately $4,550 million and $4,278 million at fiscal year end 2020 and 2019, respectively.

12. Leases

The components of lease cost were as follows:

Fiscal
2020
(in millions)
Operating lease cost	$108
Variable lease cost	49
Total lease cost	$157

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized on the Consolidated Balance Sheet were as follows:

Fiscal Year End
2020
($ in millions)
Operating lease ROU assets:
Other assets	$453
Operating lease liabilities:
Accrued and other current liabilities	$116
Other liabilities	347
Total operating lease liabilities	$463

Weighted-average remaining lease term (in years)	5.8
Weighted-average discount rate	1.6%

Cash flow information, including significant non-cash transactions, related to leases was as follows:

Fiscal
2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases(1)	$108

ROU assets obtained in exchange for new operating lease liabilities	28
(1)	These payments are included in cash flows from continuing operating activities, primarily in changes in other liabilities.

At fiscal year end 2020, the maturities of operating lease liabilities were as follows:

(in millions)
Fiscal 2021	$116
Fiscal 2022	98
Fiscal 2023	75
Fiscal 2024	60
Fiscal 2025	49
Thereafter	87
Total lease payments	485
Less: interest	(22)
Present value of lease liabilities	$463

ASC 840 Comparative Disclosures

Prior to fiscal 2020, we accounted for our leases in accordance with ASC 840, Leases. Under ASC 840, rental expense for operating leases was $162 million and $141 million for fiscal 2019 and 2018, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the future minimum lease payments under non-cancelable operating lease obligations as of September 27, 2019 under ASC 840:

(in millions)
Fiscal 2020	$117
Fiscal 2021	102
Fiscal 2022	81
Fiscal 2023	67
Fiscal 2024	55
Thereafter	118
Total	$540

13. Commitments and Contingencies

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

Environmental Matters

We are involved in various stages of investigation and cleanup related to environmental remediation matters at a number of sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. As of fiscal year end 2020, we concluded that we would incur investigation and remediation costs at these sites in the reasonably possible range of $16 million to $45 million, and we accrued $20 million as the probable loss, which was the best estimate within this range. We believe that any potential payment of such estimated amounts will not have a material adverse effect on our results of operations, financial position, or cash flows.

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

At fiscal year end 2020, we had outstanding letters of credit, letters of guarantee, and surety bonds of $249 million.

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

During fiscal 2015, we entered into cross-currency swap contracts to reduce our exposure to foreign currency exchange rate risk associated with certain intercompany loans. The aggregate notional value of these contracts was €700 million and €1,000 million at fiscal year end 2020 and 2019, respectively. Certain contracts were terminated during fiscal 2020; the remaining contracts mature in fiscal 2022. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros at 3.50% per annum and receive interest in U.S. dollars at a weighted-average rate of 5.34% per annum. Upon maturity, we will pay the notional value of the contracts in euros and receive U.S. dollars from our counterparties. In connection with the cross-currency swap contracts, both counterparties to each contract are required to provide cash collateral.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Other assets	$1	$19
Other liabilities	9	—

At fiscal year end 2020 and 2019, collateral received from or paid to our counterparties approximated the net derivative position. Collateral is recorded in accrued and other current liabilities when the contracts are in a net asset position, or prepaid expenses and other current assets when the contracts are in a net liability position on the Consolidated Balance Sheets. The impacts of these cross-currency swap contracts were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Gains (losses) recorded in other comprehensive income (loss)	$28	$53	$(25)
Gains (losses) excluded from the hedging relationship(1)	(48)	66	21
(1)	Gains and losses excluded from the hedging relationship are recognized prospectively in selling, general, and administrative expenses and are offset by losses and gains generated as a result of re-measuring certain intercompany loans to the U.S. dollar.

Hedge of Net Investment

We hedge our net investment in certain foreign operations using intercompany loans and external borrowings denominated in the same currencies. The aggregate notional value of these hedges was $3,511 million and $3,374 million at fiscal year end 2020 and 2019, respectively.

We also use a cross-currency swap program to hedge our net investment in certain foreign operations. The aggregate notional value of the contracts under this program was $1,664 million and $1,844 million at fiscal year end 2020 and 2019, respectively. Under the terms of these contracts, we receive interest in U.S. dollars at a weighted-average rate of 2.4% per annum and pay no interest. Upon the maturity of these contracts at various dates through fiscal 2024, we will pay the notional

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of the contracts in the designated foreign currency and receive U.S. dollars from our counterparties. We are not required to provide collateral for these contracts.

These cross-currency swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Prepaid expenses and other current assets	$1	$27
Other assets	3	46
Accrued and other current liabilities	6	2
Other liabilities	16	1

The impacts of our hedge of net investment programs were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Foreign currency exchange gains (losses) on intercompany loans and external borrowings(1)	$(172)	$162	$36
Gains (losses) on cross-currency swap contracts designated as hedges of net investment(1)	(69)	74	—
(1)	Recorded as currency translation, a component of accumulated other comprehensive income (loss).

Interest Rate and Investment Risk Management

We issue debt, as needed, to fund our operations and capital requirements. Such borrowings can result in interest rate exposure. To manage the interest rate exposure, we use interest rate swap contracts to convert a portion of fixed rate debt into variable rate debt. We may use forward starting interest rate swap contracts to manage interest rate exposure in periods prior to the anticipated issuance of fixed rate debt. During fiscal 2020 and 2019, we entered into forward starting interest rate swap contracts which had an aggregate notional value of $450 million and $350 million at fiscal year end 2020 and 2019, respectively, and were designated as cash flow hedges. These forward starting interest rate swap contracts were recorded on the Consolidated Balance Sheets as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Other liabilities	$64	$34

The impacts of these forward starting interest rate swap contracts were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Losses recorded in other comprehensive income (loss)	$(30)	$(34)	$—

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

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At fiscal year end 2020 and 2019, our commodity hedges had notional values of $312 million and $316 million, respectively. We expect that significantly all of the balance in accumulated other comprehensive income (loss) associated with the commodity hedges will be reclassified into the Consolidated Statement of Operations within the next twelve months.

Fair Value Measurements

Financial instruments recorded at fair value on a recurring basis, which consist of marketable securities and derivative instruments not discussed above, were immaterial at fiscal year end 2020 and 2019.

15. Retirement Plans

Defined Benefit Pension Plans

We have several contributory and noncontributory defined benefit retirement plans covering certain of our non-U.S. and U.S. employees, designed in accordance with local customs and practice.

The net periodic pension benefit cost (credit) for all non-U.S. and U.S. defined benefit pension plans was as follows:

	Non-U.S. Plans			U.S. Plans
	Fiscal			Fiscal
	2020	2019	2018	2020	2019	2018

	($ in millions)
Operating expense:
Service cost	$52	$47	$46	$10	$13	$14
Other (income) expense:
Interest cost	25	42	42	36	46	43
Expected return on plan assets	(61)	(64)	(69)	(59)	(58)	(59)
Amortization of net actuarial loss	41	24	24	9	17	22
Amortization of prior service credit and other	(6)	(8)	(6)	—	—	—
Net periodic pension benefit cost (credit)	$51	$41	$37	$(4)	$18	$20
Weighted-average assumptions used to determine net pension benefit cost (credit) during the fiscal year:
Discount rate	1.01%	1.94%	1.87%	3.14%	4.35%	3.77%
Expected return on plan assets	4.07%	4.65%	4.92%	6.50%	6.57%	6.45%
Rate of compensation increase	2.53%	2.57%	2.53%	—%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the changes in benefit obligation and plan assets and the net amount recognized on the Consolidated Balance Sheets for all non-U.S. and U.S. defined benefit pension plans:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2020	2019	2020	2019

	($ in millions)
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$2,483	$2,220	$1,195	$1,093
Service cost	52	47	10	13
Interest cost	25	42	36	46
Actuarial (gains) losses	(44)	347	65	125
Benefits and administrative expenses paid	(88)	(82)	(87)	(82)
Currency translation	111	(92)	—	—
Other	(20)	1	—	—
Benefit obligation at end of fiscal year	2,519	2,483	1,219	1,195

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	1,489	1,390	937	917
Actual return on plan assets	39	186	114	100
Employer contributions	43	43	4	2
Benefits and administrative expenses paid	(88)	(82)	(87)	(82)
Currency translation	52	(42)	—	—
Other	2	(6)	—	—
Fair value of plan assets at end of fiscal year	1,537	1,489	968	937
Funded status	$(982)	$(994)	$(251)	$(258)

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$120	$128	$—	$—
Accrued and other current liabilities	(28)	(25)	(5)	(5)
Long-term pension and postretirement liabilities	(1,074)	(1,097)	(246)	(253)
Net amount recognized	$(982)	$(994)	$(251)	$(258)

Pre-tax amounts included in accumulated other comprehensive income (loss) which have not yet been recognized in net periodic pension benefit cost:
Net actuarial loss	$(597)	$(656)	$(291)	$(290)
Prior service (cost) credit	37	43	(2)	(2)
Total	$(560)	$(613)	$(293)	$(292)

Weighted-average assumptions used to determine pension benefit obligation at fiscal year end:
Discount rate	1.13%	1.01%	2.57%	3.14%
Rate of compensation increase	2.50%	2.53%	—%	—%

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pre-tax amounts recognized in accumulated other comprehensive income (loss) for all non-U.S. and U.S. defined benefit pension plans were as follows:

	Non-U.S. Plans		U.S. Plans
	Fiscal		Fiscal
	2020	2019	2020	2019

	(in millions)
Current year net actuarial gain (loss) recorded in accumulated other comprehensive income (loss)	$18	$(204)	$(10)	$(83)
Amortization of net actuarial loss	41	24	9	17
Current year prior service cost recorded in accumulated other comprehensive income (loss)	—	(8)	—	—
Amortization of prior service credit	(6)	(7)	—	—
	$53	$(195)	$(1)	$(66)

In fiscal 2020, unrecognized actuarial gains recorded in accumulated other comprehensive income (loss) were primarily the result of favorable asset performance for our U.S. defined benefit pension plans, partially offset by lower U.S. discount rates and unfavorable asset performance for our non-U.S. defined benefit pension plans as compared to fiscal 2019. In fiscal 2019, unrecognized actuarial losses recorded in accumulated other comprehensive income (loss) were primarily the result of lower discount rates, partially offset by favorable asset performance for both non-U.S. and U.S. defined benefit pension plans as compared to fiscal 2018.

The estimated amortization of actuarial losses from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. and U.S. defined benefit pension plans in fiscal 2021 is expected to be $31 million and $9 million, respectively. The estimated amortization of prior service credit from accumulated other comprehensive income (loss) into net periodic pension benefit cost for non-U.S. defined benefit pension plans in fiscal 2021 is expected to be $6 million.

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

At fiscal year end 2020, the long-term target asset allocation in our U.S. plans’ master trust is 5% return-seeking assets and 95% liability-hedging assets. Return-seeking assets, including non-U.S. and U.S. equity securities, are assets intended to generate returns in excess of pension liability growth. Liability-hedging assets, including government and corporate bonds, are assets intended to have characteristics similar to pension liabilities and are used to better match asset cash flows with expected obligation cash flows. Asset re-allocation to meet that target is occurring over a multi-year period based on the funded status. We expect to reach our target allocation when the funded status of the plans exceeds 115%. Based on the funded status of the plans as of fiscal year end 2020, our target asset allocation is 67% return-seeking and 33% liability-hedging.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Target weighted-average asset allocation and weighted-average asset allocation for non-U.S. and U.S. pension plans were as follows:

	Non-U.S. Plans			U.S. Plans
		Fiscal	Fiscal		Fiscal	Fiscal
		Year End	Year End		Year End	Year End
	Target	2020	2019	Target	2020	2019
Asset category:
Equity securities	27%	25%	26%	67%	45%	41%
Fixed income	54	55	53	33	55	59
Other	19	20	21	—	—	—
Total	100%	100%	100%	100%	100%	100%

Our common shares are not a direct investment of our pension funds; however, the pension funds may indirectly include our shares. The aggregate amount of our common shares would not be considered material relative to the total pension fund assets.

Our funding policy is to make contributions in accordance with the laws and customs of the various countries in which we operate as well as to make discretionary voluntary contributions from time to time. We expect to make the minimum required contributions of $45 million and $24 million to our non-U.S. and U.S. pension plans, respectively, in fiscal 2021. We may also make voluntary contributions at our discretion.

At fiscal year end 2020, benefit payments, which reflect future expected service, as appropriate, are expected to be paid as follows:

	Non-U.S. Plans	U.S. Plans

	(in millions)
Fiscal 2021	$117	$78
Fiscal 2022	85	74
Fiscal 2023	90	74
Fiscal 2024	86	74
Fiscal 2025	91	74
Fiscal 2026-2030	516	354

Presented below is the accumulated benefit obligation for all non-U.S. and U.S. pension plans as well as additional information related to plans with an accumulated benefit obligation in excess of plan assets and plans with a projected benefit obligation in excess of plan assets.

	Non-U.S. Plans		U.S. Plans
	Fiscal Year End		Fiscal Year End
	2020	2019	2020	2019

	(in millions)
Accumulated benefit obligation	$2,394	$2,340	$1,219	$1,195
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1,324	1,304	1,219	1,195
Fair value of plan assets	338	316	968	937
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	1,458	1,453	1,219	1,195
Fair value of plan assets	356	331	968	937

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We value our pension assets based on the fair value hierarchy of ASC 820, Fair Value Measurements and Disclosures. Details of the fair value hierarchy are described in Note 2. The following table presents our defined benefit pension plans’ asset categories and their associated fair value within the fair value hierarchy:

	Fiscal Year End 2020
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$357	$—	$357	$—	$447	$—	$447
Fixed income:
Government bonds(2)	—	347	—	347	—	—	—	—
Corporate bonds(3)	—	146	—	146	—	—	—	—
Commingled bond funds(4)	—	366	—	366	—	494	—	494
Other(5)	—	167	141	308	—	26	—	26
Subtotal	$—	$1,383	$141	1,524	$—	$967	$—	967
Items to reconcile to fair value of plan assets(6)				13				1
Fair value of plan assets				$1,537				$968

	Fiscal Year End 2019
	Non-U.S. Plans				U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in millions)
Equity:
Commingled equity funds(1)	$—	$339	$—	$339	$—	$385	$—	$385
Fixed income:
Government bonds(2)	—	315	—	315	—	—	—	—
Corporate bonds(3)	—	137	—	137	—	—	—	—
Commingled bond funds(4)	—	359	—	359	—	540	—	540
Other(5)	—	162	157	319	—	11	—	11
Subtotal	$—	$1,312	$157	1,469	$—	$936	$—	936
Items to reconcile to fair value of plan assets(6)				20				1
Fair value of plan assets				$1,489				$937
(1)	Commingled equity funds are pooled investments in multiple equity-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(2)	Government bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(3)	Corporate bonds are marked to fair value based on quoted market prices or market approach valuation models using observable market data such as quotes, spreads, and data points for yield curves.
(4)	Commingled bond funds are pooled investments in multiple debt-type securities. Fair value is calculated as the closing price of the underlying investments, an observable market condition, divided by the number of shares of the fund outstanding.
(5)	Other investments are composed of insurance contracts, derivatives, short-term investments, structured products such as collateralized obligations and mortgage- and asset-backed securities, real estate investments, and hedge funds. Insurance contracts are valued using cash surrender value, or face value of the contract if a cash surrender value is unavailable (level 2), as these values represent the amount that the plan would receive on termination of the underlying contract. Derivatives, short-term investments, and structured products are marked to fair value using models that are supported by observable market-based data (level 2). Real estate investments include investments in commingled real estate funds and are valued at net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3). Hedge funds are valued at their net asset value which is calculated using unobservable inputs that are supported by little or no market activity (level 3).

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)	Items to reconcile to fair value of plan assets include amounts receivable for securities sold, amounts payable for securities purchased, and any cash balances, considered to be carried at book value, that are held in the plans.

Changes in Level 3 assets in non-U.S. plans were primarily the result of net investment losses in fiscal 2020 and purchases in 2019.

Defined Contribution Retirement Plans

We maintain several defined contribution retirement plans, the most significant of which is located in the U.S. These plans include 401(k) matching programs, as well as qualified and nonqualified profit sharing and share bonus retirement plans. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $60 million, $63 million, and $62 million for fiscal 2020, 2019, and 2018, respectively.

Deferred Compensation Plans

We maintain nonqualified deferred compensation plans, which permit eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to several funds in our 401(k) plans and the account balance fluctuates with the investment returns on those funds. At fiscal year end 2020 and 2019, total deferred compensation liabilities were $218 million and $203 million, respectively, and were recorded in other liabilities on the Consolidated Balance Sheets. See Note 14 for additional information regarding our risk management strategy related to deferred compensation liabilities.

Postretirement Benefit Plans

In addition to providing pension and 401(k) benefits, we also provide certain health care coverage continuation for qualifying retirees from the date of retirement to age 65 or lifetime, as applicable. The accumulated postretirement benefit obligation was $17 million and $18 million at fiscal year end 2020 and 2019, respectively, and the underfunded status of the postretirement benefit plans was included primarily in long-term pension and postretirement liabilities on the Consolidated Balance Sheets. Activity during fiscal 2020, 2019, and 2018 was not significant.

16. Income Taxes

Income Tax Expense (Benefit)

Significant components of the income tax expense (benefit) were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Current income tax expense (benefit):
U.S. Federal	$9	$(28)	$20
U.S. State	(23)	2	21
Non-U.S.	262	229	406
	248	203	447
Deferred income tax expense (benefit):
U.S. Federal	(16)	(25)	499
U.S. State	(10)	(8)	(30)
Non-U.S.	561	(185)	(1,260)
	535	(218)	(791)
Income tax expense (benefit)	$783	$(15)	$(344)

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The U.S. and non-U.S. components of income from continuing operations before income taxes were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
U.S.	$(1,053)	$(216)	$(245)
Non-U.S.	1,577	2,147	2,485
Income from continuing operations before income taxes	$524	$1,931	$2,240

The reconciliation between U.S. federal income taxes at the statutory rate and income tax expense (benefit) was as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Notional U.S. federal income tax expense at the statutory rate(1)	$110	$406	$551
Adjustments to reconcile to the income tax expense (benefit):
U.S. state income tax benefit, net	(26)	(5)	(7)
Tax law changes	349	15	638
Tax credits	(13)	(22)	(8)
Non-U.S. net earnings(2)	(88)	(166)	(213)
Change in accrued income tax liabilities	30	(61)	13
Valuation allowance	231	(163)	33
Divestitures and goodwill impairments	185	—	—
Legal entity restructuring and intercompany transactions	—	3	(1,329)
Excess tax benefits from share-based payments	(6)	(8)	(24)
Other	11	(14)	2
Income tax expense (benefit)	$783	$(15)	$(344)
(1)	The U.S. federal statutory rate was 21% for fiscal 2020 and 2019 and 24.58% for fiscal 2018.
(2)	Excludes items which are separately presented.

The income tax expense for fiscal 2020 included $355 million of income tax expense related to the tax impacts of certain measures of the Switzerland Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”) and an income tax benefit of $31 million related to pre-separation tax matters and the termination of the Tax Sharing Agreement. See “Swiss Tax Reform” and “Tax Sharing Agreement” below for additional information. In addition, the income tax expense for fiscal 2020 included $226 million of income tax expense related to increases to the valuation allowance for certain deferred tax assets, related primarily to the COVID-19 pandemic. As a result of the pandemic and its negative impact on our current and expected future operating profit and taxable income, we believed it was more likely than not that a portion of our deferred tax assets will not be realized. Depending on the duration and severity of COVID-19 disruptions to our business, additional adjustments to our valuation allowance may be required in future periods. The pre-tax goodwill impairment charge of $900 million recorded during fiscal 2020 resulted in a tax benefit of $4 million as the associated goodwill was primarily not deductible for income tax purposes. See Note 8 for additional information regarding the impairment of goodwill.

The income tax benefit for fiscal 2019 included a $216 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform, a $90 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction, and $15 million of income tax expense associated with the tax impacts of certain legal entity restructurings and intercompany transactions. See “Swiss Tax Reform” below for additional information regarding Swiss Tax Reform.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset were as follows:

	Fiscal Year End
	2020	2019

	(in millions)
Deferred tax assets:
Accrued liabilities and reserves	$248	$245
Tax loss and credit carryforwards	5,338	6,041
Inventories	45	43
Intangible assets	572	964
Pension and postretirement benefits	223	248
Deferred revenue	4	4
Interest	180	134
Unrecognized income tax benefits	3	7
Lease liabilities	106	—
Other	11	8
Gross deferred tax assets	6,730	7,694
Valuation allowance	(4,429)	(4,970)
Deferred tax assets, net of valuation allowance	2,301	2,724

Deferred tax liabilities:
Property, plant, and equipment	(108)	(57)
Lease ROU assets	(93)	—
Other	(65)	(47)
Total deferred tax liabilities	(266)	(104)

Net deferred tax assets	$2,035	$2,620

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our tax loss and credit carryforwards (tax effected) at fiscal year end 2020 were as follows:

	Expiration Period
		Fiscal 2026
	Through	Through	No
	Fiscal 2025	Fiscal 2040	Expiration	Total

	(in millions)
U.S. Federal:
Net operating loss carryforwards	$155	$386	$42	$583
Tax credit carryforwards	53	122	—	175
Capital loss carryforwards	1	—	—	1
U.S. State:
Net operating loss carryforwards	65	35	—	100
Tax credit carryforwards	9	8	7	24
Non-U.S.:
Net operating loss carryforwards	177	2,575	1,668	4,420
Tax credit carryforwards	—	1	1	2
Capital loss carryforwards	—	3	30	33
Total tax loss and credit carryforwards	$460	$3,130	$1,748	$5,338

The valuation allowance for deferred tax assets of $4,429 million and $4,970 million at fiscal year end 2020 and 2019, respectively, related principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss, capital loss, and credit carryforwards in various jurisdictions. During fiscal 2020, tax loss and credit carryforwards decreased primarily as a result of a $818 million (tax effected) recovery of prior years’ net write-downs of investments in subsidiaries in certain jurisdictions, offset by a corresponding decrease to the valuation allowance. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to the remaining net deferred tax assets on the Consolidated Balance Sheet.

We have provided income taxes for earnings that are currently distributed as well as the taxes associated with several subsidiaries’ earnings that are expected to be distributed in the future. No additional provision has been made for Swiss or non-Swiss income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings. As of fiscal year end 2020, certain subsidiaries had approximately $29 billion of cumulative undistributed earnings that have been retained indefinitely and reinvested in our global manufacturing operations, including working capital; property, plant, and equipment; intangible assets; and research and development activities. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries. As of fiscal year end 2020, we had approximately $5.3 billion of cash, cash equivalents, and intercompany deposits, principally in our subsidiaries, that we have the ability to distribute to TEGSA, our Luxembourg subsidiary, which is the obligor of substantially all of our debt, and to TE Connectivity Ltd., our Swiss parent company, but we consider to be permanently reinvested. We estimate that up to $0.8 billion of tax expense would be recognized on the Consolidated Financial Statements if our intention to permanently reinvest these amounts were to change. Our current plans do not demonstrate a need to repatriate cash, cash equivalents, and intercompany deposits that are designated as permanently reinvested in order to fund our operations, including investing and financing activities.

Uncertain Tax Positions

As of fiscal year end 2020, we had total unrecognized income tax benefits of $414 million. If recognized in future years, $393 million of these currently unrecognized income tax benefits would reduce income tax expense and the effective tax rate. As of fiscal year end 2019, we had total unrecognized income tax benefits of $542 million. If recognized in future

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

years, $397 million of these currently unrecognized income tax benefits would reduce income tax expense and the effective tax rate. The following table summarizes the activity related to unrecognized income tax benefits:

	Fiscal
	2020	2019	2018

	(in millions)
Balance at beginning of fiscal year	$542	$566	$501
Additions related to prior years tax positions	29	13	14
Reductions related to prior years tax positions	(87)	(101)	(11)
Additions related to current year tax positions	39	98	105
Settlements	(12)	(2)	(7)
Reductions due to lapse of applicable statute of limitations	(97)	(32)	(36)
Balance at end of fiscal year	$414	$542	$566

We record accrued interest and penalties related to uncertain tax positions as part of income tax expense (benefit). As of fiscal year end 2020 and 2019, we had $42 million of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheets, recorded primarily in income taxes. During fiscal 2020, 2019, and 2018, we recognized income tax benefits of $1 million, benefits of $14 million, and expense of $5 million, respectively, related to interest and penalties on the Consolidated Statements of Operations.

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

As of fiscal year end 2020, under applicable statutes, the following tax years remained subject to examination in the major tax jurisdictions indicated:

Jurisdiction	Open Years
Brazil	2015 through 2020
China	2010 through 2020
Czech Republic	2017 through 2020
France	2017 through 2020
Germany	2013 through 2020
Hong Kong	2014 through 2020
Ireland	2015 through 2020
Italy	2015 through 2020
Japan	2014 through 2020
Luxembourg	2015 through 2020
Mexico	2015 through 2020
Singapore	2015 through 2020
South Korea	2015 through 2020
Spain	2016 through 2020
Switzerland	2015 through 2020
Thailand	2018 through 2020
United Kingdom	2018 through 2020
U.S.—federal	2017 through 2020

In most jurisdictions, taxing authorities retain the ability to review prior tax years and to adjust any net operating loss and tax credit carryforwards from these years that are utilized in a subsequent period.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although it is difficult to predict the timing or results of our worldwide examinations, we estimate that approximately $50 million of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months.

We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the Consolidated Balance Sheet as of fiscal year end 2020.

Other Income Tax Matters

Swiss Tax Reform

Swiss Parliament approved the Federal Act on Tax Reform and AHV Financing in September 2018, and it was approved by public vote on May 19, 2019. Swiss Tax Reform eliminates certain preferential tax items and implements new tax rates at both the federal and cantonal levels.

On May 24, 2019, the federal tax authority issued guidance abolishing certain interest deductions effective January 1, 2020. As a result, during fiscal 2019, we recorded a $216 million income tax benefit related primarily to the reduction to the valuation allowance for deferred tax assets. Based on our forecast of taxable income and the abolishment of certain interest deductions, we believed it was more likely than not that additional deferred tax assets for tax loss carryforwards in Switzerland would be realized in the future. The federal provisions of Swiss Tax Reform were enacted into law in the quarter ended September 27, 2019.

In October 2019, the canton of Schaffhausen enacted Swiss Tax Reform into law, including reductions in tax rates. During fiscal 2020, we recognized $355 million of income tax expense related primarily to cantonal implementation and the resulting write-down of certain deferred tax assets to the lower tax rates.

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

In fiscal 2020, we, Johnson Controls International plc, and Medtronic plc entered into an agreement to terminate the Tax Sharing Agreement. We believe that substantially all income tax matters that may be subject to the Tax Sharing Agreement have been settled with tax authorities and we do not expect any remaining tax matters to have a material effect on our results of operations, financial position, or cash flows. Accordingly, during fiscal 2020, we recognized an income tax benefit of $31 million and net other income of $8 million representing settlement of the remaining shared pre-separation income tax matters and indemnification balances.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Earnings (Loss) Per Share

The weighted-average number of shares outstanding used in the computations of basic and diluted earnings (loss) per share were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Basic	332	338	350
Dilutive impact of share-based compensation arrangements	—	2	3
Diluted	332	340	353

For fiscal 2020, there were two million nonvested share awards and options outstanding with underlying exercise prices less than the average market prices of our common shares; however, these were excluded from the calculation of diluted loss per share as inclusion would be antidilutive as a result of our loss during the period.

The following share options were not included in the computation of diluted earnings (loss) per share because the instruments’ underlying exercise prices were greater than the average market prices of our common shares and inclusion would be antidilutive:

	Fiscal
	2020	2019	2018

	(in millions)
Antidilutive share options	3	1	1

18. Shareholders’ Equity

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

Common Shares Held in Treasury

At fiscal year end 2020, approximately 8 million common shares were held in treasury, of which 5 million were owned by one of our subsidiaries. At fiscal year end 2019, approximately 16 million common shares were held in treasury, of which 4 million were owned by one of our subsidiaries. Shares held both directly by us and by our subsidiary are presented as treasury shares on the Consolidated Balance Sheets.

In fiscal 2020 and 2019, our shareholders approved the cancellation of 12 million and 6 million shares, respectively, purchased under our share repurchase program. These capital reductions by cancellation of shares were subject to a notice period and filing with the commercial register in Switzerland.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contributed Surplus

As a result of cumulative equity transactions, including dividend activity and treasury share cancellations, our contributed surplus balance was reduced to zero with residual activity recorded against accumulated earnings as reflected on the Consolidated Statement of Shareholders’ Equity. To the extent that the contributed surplus balance continues to be zero, the impact of future transactions that normally would have been recorded as a reduction of contributed surplus will be recorded in accumulated earnings. Contributed surplus established for Swiss tax and statutory purposes (“Swiss Contributed Surplus”) is not impacted by our GAAP treatment.

Swiss Contributed Surplus, subject to certain conditions, is a freely distributable reserve. As of fiscal year end 2020 and 2019, Swiss Contributed Surplus was CHF 5,513 million and CHF 6,107 million, respectively (equivalent to $4,561 million and $5,195 million, respectively).

Dividends

We paid cash dividends to shareholders of $1.88, $1.80, and $1.68 per share in fiscal 2020, 2019, and 2018, respectively.

Under Swiss law, subject to certain conditions, dividends paid from reserves from capital contributions (equivalent to Swiss Contributed Surplus) are exempt from Swiss withholding tax. Dividends on our shares must be approved by our shareholders.

Our shareholders approved the following dividends on our common shares:

Approval Date	Annual Payment Per Share	Payment Timing
March 2017	$1.60, payable in four quarterly installments of $0.40	Third quarter of fiscal 2017 Fourth quarter of fiscal 2017 First quarter of fiscal 2018 Second quarter of fiscal 2018
March 2018	$1.76, payable in four quarterly installments of $0.44	Third quarter of fiscal 2018 Fourth quarter of fiscal 2018 First quarter of fiscal 2019 Second quarter of fiscal 2019
March 2019	$1.84, payable in four quarterly installments of $0.46	Third quarter of fiscal 2019 Fourth quarter of fiscal 2019 First quarter of fiscal 2020 Second quarter of fiscal 2020
March 2020	$1.92, payable in four quarterly installments of $0.48	Third quarter of fiscal 2020 Fourth quarter of fiscal 2020 First quarter of fiscal 2021 Second quarter of fiscal 2021

Upon shareholders’ approval of a dividend payment, we record a liability with a corresponding charge to shareholders’ equity. At fiscal year end 2020 and 2019, the unpaid portion of the dividends recorded in accrued and other current liabilities on the Consolidated Balance Sheets totaled $317 million and $308 million, respectively.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Repurchase Program

In both fiscal 2019 and 2018, our board of directors authorized increases of $1.5 billion in our share repurchase program. Common shares repurchased under the share repurchase program were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Number of common shares repurchased	6	12	10
Repurchase value	$505	$1,014	$966

At fiscal year end 2020, we had $1.0 billion of availability remaining under our share repurchase authorization.

19. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Foreign		Unrecognized	Gains (Losses)	Accumulated
	Currency		Pension and	on Cash	Other
	Translation		Postretirement	Flow	Comprehensive
	Adjustments(1)		Benefit Costs	Hedges	Income (Loss)

	(in millions)
Balance at fiscal year end 2017	$353		$(496)	$(17)	$(160)
Adoption of ASU No. 2018-02	—		(39)	1	(38)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(117)		64	(60)	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	—		40	(23)	17
Income tax (expense) benefit	—		(21)	9	(12)
Other comprehensive income (loss), net of tax	(117)		83	(74)	(108)
Balance at fiscal year end 2018	236		(452)	(90)	(306)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(115)		(295)	35	(375)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(2)	34	15	116
Income tax (expense) benefit	—		66	(4)	62
Other comprehensive income (loss), net of tax	(48)		(195)	46	(197)
Balance at fiscal year end 2019	188		(647)	(44)	(503)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(11)		8	58	55
Amounts reclassified from accumulated other comprehensive income (loss)	—		44	(13)	31
Income tax expense	—		(18)	(5)	(23)
Other comprehensive income (loss), net of tax	(11)		34	40	63
Less: other comprehensive income attributable to noncontrolling interests	(5)		—	—	(5)
Balance at fiscal year end 2020	$172		$(613)	$(4)	$(445)
(1)	Includes hedges of net investment foreign currency exchange gains or losses which offset foreign currency exchange losses or gains attributable to the translation of the net investments.
(2)	Represents net foreign currency translation adjustments reclassified as a result of the sale of the SubCom business. This net loss is included in income (loss) from discontinued operations on the Consolidated Statement of Operations. See Note 4 for additional information regarding the divestiture of SubCom.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Share Plans

Our equity compensation plans, of which the TE Connectivity Ltd. 2007 Stock and Incentive Plan, amended and restated as of September 17, 2020 (the “2007 Plan”), is the primary plan, provide for the award of annual performance bonuses and long-term performance awards, including share options; restricted, performance, and deferred share units; and other share-based awards (collectively, “Awards”) and allow for the use of unissued shares or treasury shares to be used to satisfy such Awards. As of fiscal year end 2020, our plans provided for a maximum of 77 million shares to be issued as Awards, subject to adjustment as provided under the terms of the plans. A total of 15 million shares remained available for issuance under the 2007 Plan as of fiscal year end 2020.

Share-Based Compensation Expense

Share-based compensation expense, which was included primarily in selling, general, and administrative expenses on the Consolidated Statements of Operations, was as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Share-based compensation expense	$74	$75	$95

We recognized a related tax benefit associated with our share-based compensation arrangements of $15 million, $16 million, and $20 million in fiscal 2020, 2019, and 2018, respectively.

Restricted Share Awards

Restricted share awards, which are generally in the form of restricted share units, are granted subject to certain restrictions. Conditions of vesting are determined at the time of grant. All restrictions on an award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Recipients of restricted share units have no voting rights, but do receive dividend equivalents. For grants that vest through passage of time, the fair value of the award at the time of the grant is amortized to expense over the period of vesting. The fair value of restricted share awards is determined based on the closing value of our shares on the grant date. Restricted share awards generally vest in increments over a period of four years as determined by the management development and compensation committee.

Restricted share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at fiscal year end 2019	1,402,419	$78.36
Granted	716,886	92.94
Vested	(574,628)	75.98
Forfeited	(125,250)	83.40
Nonvested at fiscal year end 2020	1,419,427	$86.15

The weighted-average grant-date fair value of restricted share awards granted during fiscal 2020, 2019, and 2018 was $92.94, $77.77, and $93.45, respectively.

The total fair value of restricted share awards that vested during fiscal 2020, 2019, and 2018 was $44 million, $48 million, and $50 million, respectively.

As of fiscal year end 2020, there was $72 million of unrecognized compensation expense related to nonvested restricted share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Performance share award activity was as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at fiscal year end 2019	585,123	$77.44
Granted	277,126	83.30
Vested	(343,750)	67.44
Forfeited	(4,254)	84.18
Outstanding at fiscal year end 2020	514,245	$87.30

The weighted-average grant-date fair value of performance share awards granted during fiscal 2020, 2019, and 2018 was $83.30, $71.38, and $92.96, respectively.

The total fair value of performance share awards that vested during fiscal 2020, 2019, and 2018 was $20 million, $30 million, and $19 million, respectively.

As of fiscal year end 2020, there was $15 million of unrecognized compensation expense related to nonvested performance share awards, which is expected to be recognized over a weighted-average period of 1.1 years.

Share Options

Share options are granted to purchase our common shares at prices which are equal to or greater than the market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant. All restrictions on the award will lapse upon death or disability of the employee. If the employee satisfies retirement requirements, all or a portion of the award may vest, depending on the terms and conditions of the particular grant. Options generally vest and become exercisable in equal annual installments over a period of four years and expire ten years after the date of grant.

Share option award activity was as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in millions)
Outstanding at fiscal year end 2019	6,344,943	$70.72
Granted	1,543,450	93.39
Exercised	(973,754)	55.42
Expired	(34,982)	82.91
Forfeited	(221,941)	83.25
Outstanding at fiscal year end 2020	6,657,716	$77.73	6.9	$117
Vested and expected to vest at fiscal year end 2020	6,316,850	$70.66	6.9	$114
Exercisable at fiscal year end 2020	3,243,765	$69.46	5.5	$84

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average exercise price of share option awards granted during fiscal 2020, 2019, and 2018 was $93.39, $76.91, and $93.44, respectively.

The total intrinsic value of options exercised during fiscal 2020, 2019, and 2018 was $39 million, $58 million, and $106 million, respectively. We received cash related to the exercise of options of $55 million, $85 million, and $100 million in fiscal 2020, 2019, and 2018, respectively.

As of fiscal year end 2020, there was $31 million of unrecognized compensation expense related to nonvested share options granted under our share option plans, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The weighted-average grant-date fair value of options granted and the weighted-average assumptions we used in the Black-Scholes-Merton option pricing model were as follows:

	Fiscal
	2020	2019	2018
Weighted-average grant-date fair value	$15.49	$13.40	$16.49

Assumptions:
Expected share price volatility	21%	20%	20%
Risk-free interest rate	1.7%	3.0%	2.2%
Expected annual dividend per share	$1.84	$1.76	$1.60
Expected life of options (in years)	5.1	5.2	5.3

21. Segment and Geographic Data

We operate through three reportable segments: Transportation Solutions, Industrial Solutions, and Communications Solutions. See Note 1 for a description of the segments in which we operate.

Segment performance is evaluated based on net sales and operating income. Generally, we consider all expenses to be of an operating nature and, accordingly, allocate them to each reportable segment. Costs specific to a segment are charged to the segment. Corporate expenses, such as headquarters administrative costs, are allocated to the segments based on segment operating income. Intersegment sales are not material. Corporate assets are allocated to the segments based on segment assets.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales by segment and industry end market(1) were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Transportation Solutions:
Automotive	$4,903	$5,686	$6,092
Commercial transportation	1,051	1,221	1,280
Sensors	891	914	918
Total Transportation Solutions	6,845	7,821	8,290
Industrial Solutions:
Aerospace, defense, oil, and gas	1,201	1,306	1,157
Industrial equipment	1,098	1,242	1,322
Medical(2)	697	707	665
Energy	717	699	712
Total Industrial Solutions	3,713	3,954	3,856
Communications Solutions:
Data and devices	973	993	1,068
Appliances	641	680	774
Total Communications Solutions	1,614	1,673	1,842
Total	$12,172	$13,448	$13,988
(1)	Industry end market information is presented consistently with our internal management reporting and may be revised periodically as management deems necessary.
(2)	Effective for fiscal 2020, we are separately presenting net sales in the medical end market. Such amounts were previously included in net sales in the industrial equipment end market.

Net sales by geographic region and segment were as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Asia–Pacific:
Transportation Solutions	$2,662	$2,812	$3,025
Industrial Solutions	604	625	668
Communications Solutions	980	964	1,069
Total Asia–Pacific	4,246	4,401	4,762
Europe/Middle East/Africa (“EMEA”):
Transportation Solutions	2,625	3,099	3,417
Industrial Solutions	1,359	1,466	1,534
Communications Solutions	236	258	304
Total EMEA	4,220	4,823	5,255
Americas:
Transportation Solutions	1,558	1,910	1,848
Industrial Solutions	1,750	1,863	1,654
Communications Solutions	398	451	469
Total Americas	3,706	4,224	3,971
Total	$12,172	$13,448	$13,988

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating income by segment was as follows:

	Fiscal
	2020	2019	2018

	(in millions)
Transportation Solutions	$(93)	$1,226	$1,578
Industrial Solutions	412	543	465
Communications Solutions	218	209	288
Total	$537	$1,978	$2,331

No single customer accounted for a significant amount of our net sales in fiscal 2020, 2019, or 2018.

As we are not organized by product or service, it is not practicable to disclose net sales by product or service.

Depreciation and amortization and capital expenditures were as follows:

	Depreciation and
	Amortization			Capital Expenditures
	Fiscal			Fiscal
	2020	2019	2018	2020	2019	2018

	(in millions)
Transportation Solutions	$463	$442	$416	$365	$530	$711
Industrial Solutions	184	181	178	139	145	145
Communications Solutions	64	67	73	56	74	79
Total	$711	$690	$667	$560	$749	$935

Segment assets and a reconciliation of segment assets to total assets were as follows:

	Segment Assets
	Fiscal Year End
	2020	2019	2018

	(in millions)
Transportation Solutions	$4,973	$4,781	$4,707
Industrial Solutions	2,117	2,100	2,049
Communications Solutions	887	849	959
Total segment assets(1)	7,977	7,730	7,715
Other current assets	1,457	1,398	1,981
Other non-current assets	9,808	10,566	10,690
Total assets	$19,242	$19,694	$20,386
(1)	Segment assets are composed of accounts receivable, inventories, and net property, plant, and equipment.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net sales and net property, plant, and equipment by geographic region were as follows:

				Property, Plant, and
	Net Sales(1)			Equipment, Net
	Fiscal			Fiscal Year End
	2020	2019	2018	2020	2019	2018

	(in millions)
Asia–Pacific:
China	$2,459	$2,443	$2,739	$659	$642	$627
Other Asia–Pacific	1,787	1,958	2,023	418	449	436
Total Asia–Pacific	4,246	4,401	4,762	1,077	1,091	1,063
EMEA:
Switzerland	2,878	3,251	3,478	79	92	94
Germany	343	404	443	559	443	448
Other EMEA	999	1,168	1,334	871	851	829
Total EMEA	4,220	4,823	5,255	1,509	1,386	1,371
Americas:
U.S.	3,348	3,794	3,583	963	991	964
Other Americas	358	430	388	101	106	99
Total Americas	3,706	4,224	3,971	1,064	1,097	1,063
Total	$12,172	$13,448	$13,988	$3,650	$3,574	$3,497
(1)	Net sales to external customers are attributed to individual countries based on the legal entity that records the sale.

22. Quarterly Financial Data (unaudited)

Summarized quarterly financial data was as follows:

	Fiscal
	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter	Quarter(4)	Quarter	Quarter(5)	Quarter

	(in millions, except per share data)
Net sales	$3,168	$3,195	$2,548	$3,261	$3,347	$3,412	$3,389	$3,300
Gross margin	1,030	1,029	707	969	1,114	1,118	1,110	1,052
Acquisition and integration costs	7	12	8	9	5	7	9	6
Restructuring and other charges, net	24	22	98	113	75	42	67	71
Impairment of goodwill	—	900	—	—	—	—	—	—
Income (loss) from continuing operations	23	(452)	(58)	228	383	429	758	376
Income (loss) from discontinued operations, net of income taxes	3	(4)	17	2	(107)	10	(1)	(4)
Net income (loss)	26	(456)	(41)	230	276	439	757	372
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.07	$(1.35)	$(0.18)	$0.69	$1.12	$1.27	$2.25	$1.12
Net income (loss)	0.08	(1.37)	(0.12)	0.70	0.81	1.30	2.25	1.11
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.07	$(1.35)	$(0.18)	$0.69	$1.11	$1.26	$2.24	$1.11
Net income (loss)	0.08	(1.37)	(0.12)	0.69	0.80	1.29	2.23	1.10
(1)	Results for the quarter ended December 27, 2019 included $355 million of income tax expense related to the tax impacts of certain measures of Swiss Tax Reform. See Note 16 for additional information regarding income taxes.

TE CONNECTIVITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Results for the quarter ended March 27, 2020 included a pre-tax goodwill impairment charge of $900 million relating to the Sensors reporting unit in our Transportation Solutions segment. See Note 8 for additional information regarding goodwill impairment.
(3)	Results for the quarter ended June 26, 2020 included $170 million of income tax expense related to an increase to the valuation allowance for certain non-U.S. deferred tax assets. See Note 16 for additional information regarding income taxes.
(4)	Results for the quarter ended December 28, 2018 included a pre-tax loss of $86 million on the sale of our SubCom business which was reported as a discontinued operation on our Consolidated Financial Statements. See Note 4 for additional information regarding discontinued operations.
(5)	Results for the quarter ended June 28, 2019 included a $214 million income tax benefit related to the tax impacts of certain measures of Swiss Tax Reform and a $93 million income tax benefit related to the effective settlement of a tax audit in a non-U.S. jurisdiction. See Note 16 for additional information regarding income taxes.

TE CONNECTIVITY LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended September 25, 2020, September 27, 2019, and September 28, 2018

		Additions
	Balance at	Charged to	Acquisitions,	Write-offs	Balance at
	Beginning of	Costs and	Divestitures,	and	End of
Description	Fiscal Year	Expenses	and Other	Deductions	Fiscal Year

	(in millions)
Fiscal 2020:
Allowance for doubtful accounts receivable	$25	$10	$(1)	$(5)	$29
Valuation allowance on deferred tax assets	4,970	493	—	(1,034)	4,429

Fiscal 2019:
Allowance for doubtful accounts receivable	$22	$9	$—	$(6)	$25
Valuation allowance on deferred tax assets	2,191	3,248	—	(469)	4,970

Fiscal 2018:
Allowance for doubtful accounts receivable	$18	$7	$(1)	$(2)	$22
Valuation allowance on deferred tax assets	3,627	261	—	(1,697)	2,191